Form 10-Q
period 1995-03-31
STATE BANCORP INC
filed 1995-05-15
CIK 723458

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                          For the quarter ended:  March 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________ to __________.


                            STATE BANCORP, INC.
          (Exact name of registrant as specified in its charter)


          NEW YORK                            11-2846511
         ----------                          ------------
                               (I.R.S. Employer Identification Number)


          699 Hillside Avenue, New Hyde Park, NY            11040
          ----------------------------------------       -----------
          (Address of principal executive offices)        (Zip Code)


                              (516) 437-1000
                             ----------------
           (Registrant's telephone number, including area code)



                              Not Applicable
                            ------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes  X  No
                                                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
3,760,369 shares of common stock outstanding as of April 25, 1995.


   ITEM 1 - FINANCIAL STATEMENTS



   STATE BANCORP, INC. AND SUBSIDIARY
   CONSOLIDATED BALANCE SHEETS
   MARCH 31, 1995 AND DECEMBER 31, 1994 (UNAUDITED)





   ASSETS:                                                              1995                  1994
   CASH & DUE FROM BANKS                                           $13,817,477           $19,866,956
   FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER
     AGREEMENTS TO RESELL                                                    0             5,100,000

   CASH AND CASH EQUIVALENTS                                        13,817,477            24,966,956

   SECURITIES:
   HELD TO MATURITY (APPROXIMATE MARKET VALUE -
     $130,518,764 IN 1995 AND $130,014,812 IN 1994)                134,677,111           136,356,799
   AVAILABLE FOR SALE                                               79,891,954            78,801,673

   TOTAL SECURITIES                                                214,569,065           215,158,472

   LOANS - NET OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES             247,275,288           250,216,424
     ($5,254,283 IN 1995 AND $4,928,521 IN 1994)
   BANK PREMISES AND EQUIPMENT - NET                                 2,853,237             2,719,814
   OTHER ASSETS                                                     11,005,719            12,299,053


   TOTAL ASSETS                                                   $489,520,786          $505,360,719





   LIABILITIES:
   DEPOSITS:
     DEMAND                                                        $64,511,340            67,336,288
     SAVINGS                                                       194,097,946           173,935,240
     TIME                                                          136,056,192           136,053,074

   TOTAL DEPOSITS                                                  394,665,478           377,324,602

   FEDERAL FUNDS PURCHASED                                           3,300,000            16,000,000
   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                   44,467,565            74,916,295
   OTHER BORROWED FUNDS                                              8,000,000
   ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                     1,302,046               949,352

   TOTAL LIABILITIES                                               451,735,089           469,190,249



   STOCKHOLDERS' EQUITY:
   COMMON STOCK, $5.00 PAR VALUE,
     AUTHORIZED 10,000,000 SHARES; ISSUED
     3,756,179 IN 1995 AND 3,752,819 IN 1994                        18,780,895            18,764,095
   SURPLUS                                                          13,130,715            13,114,916
   RETAINED EARNINGS                                                 6,230,929             5,201,989
   UNREALIZED NET LOSS ON SECURITIES AVAILABLE
     FOR SALE (NET OF DEFFERED INCOME TAX BENEFIT
     OF $253,601 IN 1995 AND $647,097 IN 1994)                        (356,842)             (910,530)

   TOTAL STOCKHOLDERS' EQUITY                                       37,785,697            36,170,470


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $489,520,786          $505,360,719

                                                     (1)

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)



STATE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31,1995 AND 1994 (UNAUDITED)



                                                                      THREE MONTHS

                                                               1995                  1994
INTEREST INCOME:
LOANS                                                       $5,860,842            $4,382,474
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                          126,146               180,559
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                                    398,439               332,946
   STATES AND POLITICAL SUBDIVISIONS                           560,141               417,412
   MORTGAGE-BACKED SECURITIES                                1,805,068             1,669,173
   OTHER SECURITIES                                            185,853

TOTAL INTEREST INCOME                                        8,936,489             6,982,564

INTEREST EXPENSE:
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE             1,183,383               546,368
OTHER DEPOSITS AND TEMPORARY BORROWINGS                      2,895,047             2,061,497

TOTAL INTEREST EXPENSE                                       4,078,430             2,607,865

NET INTEREST INCOME                                          4,858,059             4,374,699
PROVISION FOR POSSIBLE CREDIT LOSSES                           375,000               750,000

NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE CREDIT LOSSES                                  4,483,059             3,624,699

OTHER INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS                            274,897               202,935
NET SECURITY (LOSSES) GAINS                                    (41,443)                  675
OTHER OPERATING INCOME                                         112,889                74,501

TOTAL OTHER INCOME                                             346,343               278,111

INCOME BEFORE OPERATING EXPENSES                             4,829,402             3,902,810

OPERATING EXPENSES:
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                     1,859,197             1,622,024
OCCUPANCY                                                      327,238               303,059
EQUIPMENT                                                      124,642               119,810
DEPOSIT  ASSESSMENT  FEES                                      205,989               237,389
AMORTIZATION  OF  INTANGIBLES                                  159,367               175,413
OTHER  OPERATING  EXPENSES                                     688,706               558,562

TOTAL OPERATING EXPENSES                                     3,365,139             3,016,257

INCOME BEFORE INCOME TAXES                                   1,464,263               886,553
PROVISION FOR INCOME TAXES                                     435,323               226,483

NET INCOME                                                  $1,028,940              $660,070

EARNINGS PER COMMON SHARE                                        $0.27                 $0.18

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   3,755,694             3,714,064

                                        (2)

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)








STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,1995 AND 1994 (UNAUDITED)






OPERATING ACTIVITIES:                                                           1995

  NET INCOME                                                         $1,028,940        $660,070
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE CREDIT LOSSES                                375,000         750,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT         89,743          87,139
    AMORTIZATION OF INTANGIBLES                                         159,367         175,413
    AMORTIZATION OF NET PREMIUM ON SECURITIES                           271,093         367,227
    NET SECURITY LOSSES (GAINS)                                          41,443            (675)
    DECREASE (INCREASE) IN OTHER ASSETS, NET                            740,471        (272,592)
    INCREASE IN ACCRUED EXPENSES, TAXES
       & OTHER  LIABILITIES                                             352,694         652,324

NET CASH PROVIDED BY OPERATING ACTIVITIES                             3,058,751       2,418,906




INVESTING ACTIVITIES:

  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY             3,841,923       5,438,489
  PURCHASES OF SECURITIES HELD TO MATURITY                           (2,324,355)    (17,803,405)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE               18,075,111       6,838,567
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE           5,952,443      11,340,000
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                        (24,321,067)    (16,885,752)
  DECREASE (INCREASE) IN LOANS - NET                                  2,566,136      (2,123,991)
  PURCHASES OF BANK PREMISES & EQUIPMENT                               (223,166)        (23,697)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   3,567,025     (13,219,789)




FINANCING ACTIVITIES:

  INCREASE IN DEMAND & SAVINGS DEPOSITS                              17,337,758       4,679,122
  INCREASE (DECREASE) IN TIME DEPOSITS                                    3,118     (11,687,694)
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED                    (12,700,000)      8,475,000
  DECREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                  (30,448,730)    (21,436,450)
  INCREASE IN OTHER BORROWED FUNDS                                    8,000,000               0
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN           31,752          23,853
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS                               847               0

NET CASH USED IN FINANCING ACTIVITIES                               (17,775,255)    (19,946,169)




NET DECREASE IN CASH AND CASH EQUIVALENTS                           (11,149,479)    (30,747,052)

CASH AND CASH EQUIVALENTS - JANUARY 1                                24,966,956      42,451,340

CASH AND CASH EQUIVALENTS - MARCH 31                                $13,817,477     $11,704,288



SUPPLEMENTAL DATA:
     INTEREST PAID                                                   $4,136,176      $2,641,126
     TAXES PAID                                                         $87,780        $389,890

                                                    (3)

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)








STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)





                                                                                              UNREALIZED
                                                                                           NET (LOSS) GAIN
                                                                                             ON SECURITIES
                                                 COMMON                        RETAINED       AVAILABLE
                                                  STOCK            SURPLUS        EARNINGS      FOR  SALE      TOTAL
BALANCE,  JANUARY 1,  1995                      $18,764,095     $13,114,916     $5,201,989     ($910,530)    $36,170,470


NET INCOME                                                                       1,028,940                     1,028,940

SHARES ISSUED UNDER DIVIDEND REINVESTMENT
   PLAN (3,260 SHARES AT $9.74 PER SHARE)            16,300          15,452                                       31,752

STOCK OPTIONS EXERCISED                                 500             347                                          847

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                                 553,688         553,688

BALANCE,  MARCH 31,  1995                       $18,780,895     $13,130,715     $6,230,929     ($356,842)    $37,785,697




BALANCE,  JANUARY 1,  1994                      $16,870,255     $11,066,551     $5,913,437      $865,005     $34,715,248


NET INCOME                                                                         660,070                       660,070

SHARES ISSUED UNDER DIVIDEND REINVESTMENT
   PLAN (2,449 SHARES AT $9.74 PER SHARE)            12,245          11,608                                       23,853

NET CHANGE IN UNREALIZED NET GAIN ON
   SECURITIES AVAILABLE FOR SALE                                                                (637,775)       (637,775)

BALANCE,  MARCH 31,  1994                       $16,882,500     $11,078,159     $6,573,507      $227,230     $34,761,396




NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENT PRESENTATION


      In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 1995 and December 31, 1994 and its consolidated results of operations and changes in cash flows and stockholders' equity for the three months ended March 31, 1995 and 1994.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.  Certain amounts have been reclassified to conform with the current year presentation.



STOCKHOLDERS' EQUITY


      Common shares issued have been adjusted to reflect a 10% stock dividend issued on July 5, 1994.

                                                   (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




EARNINGS PER SHARE



      Earnings per share are computed based on the weighted average number of common shares outstanding after giving retroactive effect to stock dividends. The impact of the assumed exercise of stock options is immaterial or antidilutive in all periods presented.




UNREALIZED NET (LOSS) GAIN ON SECURITIES AVAILABLE FOR SALE



     Securities available for sale are stated at estimated market value and unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity until realized. Securities held to maturity are stated at amortized cost. Management designates each security, at the time of purchase, as either available for sale or held to maturity depending upon investment objectives, liquidity needs and intent.




ALLOWANCE FOR POSSIBLE CREDIT LOSSES



     Activity in the allowance for possible credit losses for the three months ended March 31, 1995 and 1994 is as follows:



                                   1995                   1994

Balance, January 1              $4,928,521             $4,725,033
Provision charged to income        375,000                750,000
Charge-offs, net of recoveries
  of $19,221 and $38,885           (49,238)              (592,872)

Balance, March 31               $5,254,283             $4,882,161



     Effective January 1, 1995, the Company adopted Statements of Financial Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," and No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment Recognition and Disclosures." A loan is consisdered impaired under SFAS No. 114 when, based on current information and events, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. Due to the nature of the Company's loans, the adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's results of consolidated operations or financial condition during the first quarter of 1995. As of March 31, 1995, total impaired loans amounted to $6,279,707. As a result of the Company's evaluation of impaired loans, an allowance for credit losses of $912,655 was established for $4,048,891 of the total impaired loans with the balance of impaired loans requiring no specific allowance according to SFAS No. 114.
For the quarter ended March 31, 1995, the total average impaired loan balance was $6,480,615.

     Interest received on nonaccrual loans is either applied against principal or reported as income, according to management's judgement as to the collectibility of the principal. Interest for impaired restructured loans is accrued in accordance with their revised terms. Total interest income recognized for impaired nonaccrual and restructured loans during the three months ended March 31, 1995 was $ 14,809.

                                                      (5)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


1. Material Changes in Financial Condition - Total assets of the Company decreased by $15.8 million or 3.1% to $489.5 million at March 31, 1995, when compared to December 31, 1994. A decline of $11.1 million in cash and cash equivalents accounted for virtually all of the Company's asset reduction. Total loans outstanding also declined by $2.9 million or 1.2% due primarily to normal portfolio amortization. The investment securities portfolio was largely unchanged since year-end 1994.

At March 31, 1995, total deposits increased by $17.3 million to $394.7 million versus December 31, 1994. This increase was mainly due to a $20.2 million expansion in savings deposits, largely resulting from higher municipal money market balances. The Company's municipal finance department continues to expand its relationships with local Towns and School Districts in Nassau and Suffolk counties, as evidenced by the first quarter growth in deposits. Due to the aforementioned increase in deposit balances, total borrowed funds declined by $35.1 million, principally securities sold under agreements to repurchase. During the first quarter of 1995, the Company was approved for membership in the New York Federal Home Loan Bank (FHLB). This source of market rate funding will be utilized by the Company, as needed, for both short-term liquidity purposes as well as to selectively match-fund fixed rate loan commitments. At March 31, 1995, the Company had $8.0 million in overnight FHLB borrowings outstanding.

First quarter 1995 average assets advanced by $15.6 million or 3.2% to $496.9 million from 1994's first quarter. Increases in loans (up $20.7 million or 9.0%) and investment securities (up $4.2 million or 2.1%) were the principal reasons for the growth in assets during the first quarter of 1995. Funding this growth were increases in demand deposits, certificates of deposit over $100,000 and retail time deposits in the one- to two-year maturity range. The Company's Prosperity Savings product, introduced in January 1995, has thus far been well received and continues to attract new accounts to each of our branches.


At March 31, 1995, the Company maintained capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table (2-1) summarizes the Company's capital ratios as of March 31, 1995 and compares them to current regulatory guidelines and December 31 and March 31, 1994 actual results. There are no current plans for acquisitions which would have a material impact on these ratios.

                                (6)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

TABLE 2-1
                                 Tier I capital/   Total Capital/
                         Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-5.00%           4.00%            8.00%

Ratios as of:
    March 31, 1995        7.26%          12.49%           14.27%
    December 31, 1994     6.75%          11.83%           13.51%
    March 31, 1994        6.61%          11.51%           13.29%

Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%

The Company's liquidity policy emphasizes adequate, but not excessive, liquidity and the protection of net interest income from the effect of adverse movements in interest rates and the shape of the interest rate yield curve. Throughout the first three months of 1995, the Company's liquidity position remained stable and well within acceptable industry standards. At March 31, 1995, the Company had access to $17 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. In addition, the Company had approximately $22.5 million in securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings as well as $17 million in a FHLB overnight line of credit available to be drawn down.


2. Material Changes in Results of Operations - Net income for the three months ended March 31, 1995 was $1,029,000, a 55.9% increase versus the comparable 1994 period. The 1995 earnings improvement was attributable to higher net interest income, increased other income and a lower provision for credit losses.


The higher level of net interest income, up 11.0% to $4.9 million, resulted from an expansion of the Company's earning asset base, primarily commercial loans and commercial mortgages, coupled with a 41 basis point widening of the net interest rate spread to 4.26% in 1995. Other income, excluding the impact of securities transactions, rose by 39.8% in 1995 due to increased deposit service charges, higher letter of credit fees and improved annuity commission income.

                                (7)

Total operating expenses grew by 11.6% during the first quarter of 1995, mainly due to increases in salaries and employee benefits arising from growth in staff in the lending group and product support areas. In addition, occupancy costs increased due to normal rent escalation clauses contained in existing leases coupled with a modest increase in leased space at the Company's Lake Success Regional Lending facility. Despite the increase in operating expenses previously described, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) was 60% for the first quarter of 1995 versus 62% a year ago. As stated in the 1994 Annual Report to Shareholders, it is the Company's goal to reduce this ratio to 55% in 1995 as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets totaled $9.6 million at March 31, 1995, a decline of $1.1 million versus December 31, 1994. This reduction was principally the result of a lower level of restructured, accruing loans (down $1.8 million). Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. When compared to March 31, 1994, nonperforming assets were down by $2.5 million, principally the result of a lower level of nonaccrual loans secured by real estate. Management of the Company anticipates further improvement in the level of nonperforming loans during 1995 as workout efforts are nearing resolution on several credits. Continued improvement in the volume of classified assets during 1995 has resulted in a $375 thousand reduction in the provision for possible credit losses versus 1994. The allowance for possible credit losses amounted to $5.3 million or 2.08% of total loans at March 31, 1995 versus $4.9 million and 2.10%, respectively, at the comparable 1994 date. The allowance for credit losses as a percentage of nonperforming assets improved to 54.6% from 45.8% and 40.3% at December 31, 1994 and March 31, 1994, respectively. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.


                                (8)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (CONTINUED)

                                                    MARCH 31, 1995
TABLE  2-2                          LIQUIDITY  AND  INTEREST  RATE  SENSITIVITY


 ($ IN THOUSANDS)                                                                 SENSITIVITY  TIME  HORIZON
                                                                                             Noninterest
INTEREST - SENSITIVE  ASSETS : <F1>                0 - 6  Months 6-12  Months  Over  1  Year     Sensitive      Total

   Loans  <F2>                                   $173,965       $12,375       $58,903        $7,287        $252,530
   Securities Held to Maturity <F3>                33,374         9,619        91,683                       134,677
   Securities  Available  for  Sale                12,578        19,975        46,519         1,430          80,502
   Unrealized Net Loss on Securities
         Available  for  Sale                        (610)                                                     (610)
         Total  Interest-Sensitive  Assets        219,307        41,969       197,105         8,717         467,099

   Cash and Due from Banks                         13,817                                                    13,817
   All  Other  Assets   <F6>                        4,302         1,711                       2,592           8,605

         Total  Assets                           $237,426       $43,680      $197,105       $11,309        $489,521


INTEREST - BEARING  LIABILITIES :         1)

   Savings  Accounts  <F4>                        $17,576       $17,576       $70,306            $0        $105,458
   Money  Fund  and  Now  Accounts  <F5>           58,967         3,823        25,850             0          88,640
   Time  Deposits                                  66,091        30,645        39,320             0         136,056

         Total  Interest-Bearing  Liabilities     142,634        52,044       135,476             0         330,154

   Securities Sold Under Agreements to Repurchase
         Federal Funds Purchased, and Other Borro  55,768                                                    55,768

   All  Other  Liabilities,  Equity &  Demand  De     276           771            49       102,503         103,599

         Total  Liabilities  and  Equity         $198,678       $52,815      $135,525      $102,503        $489,521

         Cumulative  Interest-Sensitivity  Gap    $38,748       $29,613       $91,193            $0              $0

         Cumulative  Interest-Sensitivity  Ratio    119.5 %       111.8 %       123.6 %       100.0 %         100.0 %
         Cumulative  Interest-Sensitivity  Gap
            As  a  %  of  Interest-Sensitive  Ass    16.3 %        10.5 %        19.1 %        --   %          --   %

<F1> Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
<F2> Nonaccrual loans are shown in the non-interest sensitive category.
<F3> Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
<F4> Savings deposits are assumed to decline ratably over a three-year period.
<F5> Now accounts are assumed to decline ratably over a two-year period.
<F6> Other Assets and Liabilities are shown according to payment schedule or reasonable estimate.

                                                     ( 9 )

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS (CONTINUED)


TABLE 2 - 3



STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR CREDIT LOSSES
MARCH 31, 1995 VERSUS DECEMBER 31, 1994  AND  MARCH 31, 1994
(DOLLARS IN THOUSANDS)



                                                                  PERIOD  ENDED:
NONPERFORMING ASSETS BY TYPE                      3/31/95 12/31/94      3/31/94


NONACCRUAL LOANS:
   SECURED  BY  REAL  ESTATE                   $3,689       $3,182       $6,524






   COMMERCIAL & INDUSTRIAL                      3,473        3,359        3,237
  ALL  OTHER                                      125          166           38
      SUBTOTAL  NONACCRUAL  LOANS               7,287        6,707        9,799

RESTRUCTURED,  ACCRUING  LOANS                  1,843        3,608        2,304

OTHER REAL ESTATE                                 493          454            0

    TOTAL NONPERFORMING ASSETS                 $9,623      $10,769      $12,103

LOANS  90  DAYS  OR  MORE  PAST  DUE
  AND  STILL  ACCRUING                           $716       $1,162       $2,741

TOTAL  LOANS  OUTSTANDING                    $252,530     $255,230     $232,647

TOTAL  STOCKHOLDERS'  EQUITY                  $37,786      $36,170      $34,761



                                                               QUARTER  ENDED:
ANALYSIS OF THE ALLOWANCE FOR
  CREDIT LOSSES                                   3/31/95 12/31/94      3/31/94


BEGINNING BALANCE                              $4,929       $5,604       $4,725

ADD: PROVISION                                    375          375          750

LESS: NET CHARGE-OFFS                              50        1,050          593

    ENDING BALANCE                             $5,254       $4,929       $4,882




KEY  RATIOS  AT  PERIOD-END:

ALLOWANCE  AS  A  %  OF  TOTAL  LOANS            2.08%        1.93%        2.10%


NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS     2.89%        2.63%        4.21%

NONPERFORMING ASSETS AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE                   3.80%        4.21%        5.20%

NONPERFORMING ASSETS AS A % OF
  STOCKHOLDERS' EQUITY AND THE ALLOWANCE
  FOR CREDIT LOSSES                             22.36%       26.20%       30.53%

ALLOWANCE FOR CREDIT LOSSES AS A %
  OF NONACCRUAL LOANS                           72.10%       73.49%       49.82%

ALLOWANCE FOR CREDIT LOSSES AS A %
  OF NONPERFORMING ASSETS                       54.60%       45.77%       40.34%

                                              ( 10 )