Form 10-Q
period 1995-06-30
STATE BANCORP INC
filed 1995-08-10
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

               For the quarter ended: June 30, 1995

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from _____________ to _____________

                       STATE BANCORP, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

          New York                     11-2846511
          --------                     ----------
                          (I.R.S. Employer Identification Number)

699 Hillside Avenue, New Hyde Park, N.Y.                 11040
----------------------------------------              ----------
(Address of Principal executive offices)              (ZIP Code)

                          (516) 437-1000
       ----------------------------------------------------
       (Registrant's telephone number, including area code)

                          Not Applicable
 ---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes: __X___ No: _____

Indicate the number of shares outstanding of each of the issuer's classes or common stock, as of the latest practicable date:
4,198,036 shares of common stock outstanding as of July 25, 1995.

                       STATE BANCORP, INC.

                            FORM 10-Q
                            ---------

                              INDEX
                              -----


Part I. Financial Information
-----------------------------

Item 1.   Consolidated Financial Statements

  Consolidated Balance Sheets - June 30 1995 and December
  31,1994 (Unaudited)

  Statements of Consolidated Earnings for the Three and Six
  Months Ended June 30, 1995 and 1994 (Unaudited)

  Statements of Consolidated Cash Flows for the Six Months Ended
  June 30, 1995 and 1994 (Unaudited)

  Consolidated Statements of Stockholders' Equity for the Six
  Months Ended June 30, 1995 and 1994 (Unaudited)

  Notes to Unaudited Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Part Ii. Other Information
--------------------------

Item 1.   Legal Proceedings - None

Item 2.   Change in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-k - None


Signatures
----------

ITEM 1 - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994 (UNAUDITED)

ASSETS:                                                                1995                     1994

CASH AND DUE FROM BANKS                                         $21,967,963              $19,866,956
FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER
  AGREEMENTS TO RESELL                                            4,900,000                5,100,000
                                                               ------------             ------------
CASH AND CASH EQUIVALENTS                                        26,867,963               24,966,956

SECURITIES:
HELD TO MATURITY (APPROXIMATE MARKET VALUE -
  $117,403,177 IN 1995 AND $130,014,812 IN 1994)                117,278,045              136,356,799
AVAILABLE FOR SALE                                               76,722,970               78,801,673
                                                               ------------             ------------
TOTAL SECURITIES                                                194,001,015              215,158,472

LOANS (NET OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES              255,083,480              250,216,424
   OF $4,969,850 IN 1995 AND $4,928,521 IN 1994
BANK PREMISES AND EQUIPMENT - NET                                 2,940,701                2,719,814
OTHER ASSETS                                                     10,679,153               12,299,053
                                                               ------------             ------------
TOTAL ASSETS                                                   $489,572,312             $505,360,719
                                                               ============             ============

LIABILITIES:
DEPOSITS:
  DEMAND                                                        $72,766,023              $67,336,288
  SAVINGS                                                       180,544,624              173,935,240
  TIME                                                          151,299,488              136,053,074
                                                               ------------             ------------
TOTAL DEPOSITS                                                  404,610,135              377,324,602


FEDERAL FUNDS PURCHASED                                                   0               16,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                   43,503,622               74,916,295
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                     3,377,183                  949,352
                                                               ------------             ------------
TOTAL LIABILITIES                                               451,490,940              469,190,249
                                                               ------------             ------------

STOCKHOLDERS' EQUITY:
COMMON STOCK, $5.00 PAR VALUE,
  AUTHORIZED 10,000,000 SHARES; ISSUED
  4,160,439 IN 1995 AND 3,752,819 IN 1994                        20,802,195               18,764,095
SURPLUS                                                          16,057,712               13,114,916
RETAINED EARNINGS                                                 1,058,822                5,201,989
UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFFERED INCOME TAX EXPENSE
  OF $115,588 IN 1995 AND DEFFERED INCOME TAX
  BENEFIT OF $647,097 IN 1994)                                      162,643                (910,530)
                                                              -------------             ------------
TOTAL STOCKHOLDERS' EQUITY                                       38,081,372               36,170,470
                                                              -------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $489,572,312             $505,360,719
                                                              =============             ============

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)


                                                                   THREE MONTHS                           SIX MONTHS
                                                            1995              1994                1995             1994
INTEREST INCOME:
LOANS                                                       $6,171,872       $4,795,807          $12,032,714       $9,178,281
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                          515,253          171,829              641,399          352,388
SECURITIES HELD TO MATURITY AND SECURITIES
 AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                                    407,038          345,780              805,477          678,726
   STATES AND POLITICAL SUBDIVISIONS                           594,011          428,898            1,154,152          846,310
   MORTGAGE-BACKED SECURITIES                                1,743,748        1,870,276            3,548,816        3,539,449
   U.S. GOVERNMENT AGENCY SECURITIES                           356,137                0              541,990                0
   OTHER                                                        31,589                0               31,589                0
                                                          ------------     ------------         ------------     ------------
TOTAL INTEREST INCOME                                        9,819,648        7,612,590           18,756,137       14,595,154
                                                          ------------     ------------         ------------     ------------
INTEREST EXPENSE:
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE             1,687,401          823,658            2,870,784        1,370,026
OTHER DEPOSITS AND TEMPORARY BORROWINGS                      3,085,670        1,972,900            5,980,717        4,034,397
                                                          ------------     ------------         ------------     ------------
TOTAL INTEREST EXPENSE                                       4,773,071        2,796,558            8,851,501        5,404,423
                                                          ------------     ------------         ------------     ------------
NET INTEREST INCOME                                          5,046,577        4,816,032            9,904,636        9,190,731
PROVISION FOR POSSIBLE CREDIT LOSSES                           375,000          750,000              750,000        1,500,000
                                                          ------------     ------------         ------------     ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE CREDIT LOSSES                                  4,671,577        4,066,032            9,154,636        7,690,731
                                                          ------------     ------------         ------------     ------------
OTHER INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS                            266,507          245,123              541,404          448,058
NET SECURITY LOSSES                                             (5,007         (12,859)             (46,450)         (12,184)
OTHER OPERATING INCOME                                          83,154           83,731              196,043          158,232
                                                          ------------     ------------         ------------     ------------
TOTAL OTHER INCOME                                             344,654          315,995              690,997          594,106
                                                          ------------     ------------         ------------     ------------
INCOME BEFORE OPERATING EXPENSES                             5,016,231        4,382,027            9,845,633        8,284,837
                                                          ------------     ------------         ------------     ------------
OPERATING EXPENSES:
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                     1,920,440        1,719,646            3,779,637        3,341,670
OCCUPANCY                                                      340,763          297,444              668,001          600,503
EQUIPMENT                                                      133,752          126,980              258,394          246,790
DEPOSIT  ASSESSMENT  FEES                                      205,989          237,388              411,978          474,777
AMORTIZATION  OF  INTANGIBLES                                  162,120          142,080              321,487          317,493
OTHER  OPERATING  EXPENSES                                     730,509          658,774            1,419,215        1,217,336
                                                          ------------     ------------         ------------     ------------
TOTAL OPERATING EXPENSES                                     3,493,573        3,182,312            6,858,712        6,198,569
                                                          ------------     ------------         ------------     ------------
INCOME BEFORE INCOME TAXES                                   1,522,658        1,199,715            2,986,921        2,086,268
PROVISION FOR INCOME TAXES                                     454,103          354,019              889,426          580,502
                                                          ------------     ------------         ------------     ------------
NET INCOME                                                  $1,068,555         $845,696           $2,097,495       $1,505,766
                                                          ------------     ------------         ------------     ------------
EARNINGS PER COMMON SHARE                                        $0.26            $0.21                $0.51            $0.37
                                                          ------------     ------------         ------------     ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                  4,147,7342        4,094,407           4,140,863         4,093,352
                                                          ------------     ------------         ------------     ------------

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)

OPERATING ACTIVITIES:                                                              1995                   1994

  NET INCOME                                                                $2,097,495             $1,505,766
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE CREDIT LOSSES                                       750,000              1,500,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT               183,952                173,518
    AMORTIZATION OF INTANGIBLES                                                321,487                317,493
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                  565,659                713,349
    NET SECURITY LOSSES                                                         46,450                 12,184
    DECREASE IN OTHER ASSETS, NET                                              535,728                 44,128
    INCREASE IN ACCRUED EXPENSES, TAXES
       & OTHER  LIABILITIES                                                  2,427,831              2,006,648
                                                                           ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    6,928,602              6,273,086
                                                                           ------------           ------------

INVESTING ACTIVITIES:

  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                   34,090,515             60,148,990
  PURCHASES OF SECURITIES HELD TO MATURITY                                 (15,318,465)           (43,631,093)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                      21,582,211             23,422,937
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                 14,949,143             21,670,327
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                               (32,922,198)           (29,242,741)
  INCREASE IN LOANS - NET                                                   (5,617,056)              (604,291)
  PURCHASES OF BANK PREMISES & EQUIPMENT                                      (404,839)              (182,315)
                                                                           ------------           ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   16,359,311             31,581,814

                                                                           ------------           ------------
FINANCING ACTIVITIES:

  INCREASE IN DEMAND AND SAVINGS DEPOSITS                                   12,039,119              3,071,288
  INCREASE IN TIME DEPOSITS                                                 15,246,414              1,421,391
  DECREASE IN FEDERAL FUNDS PURCHASED                                      (16,000,000)              (425,000)
  DECREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                         (31,412,673)           (62,316,072)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                  78,513                 45,304
  PAYMENT OF CASH DIVIDENDS                                                 (1,512,887)            (1,182,519)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                      174,608                       0
                                                                           ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES                                      (21,386,906)           (59,385,608)
                                                                           ------------           ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,901,007            (21,530,708)

CASH AND CASH EQUIVALENTS - JANUARY 1                                       24,966,956             42,451,340
                                                                           ------------           ------------
CASH AND CASH EQUIVALENTS - JUNE 30                                        $26,867,963            $20,920,632
                                                                           ------------           ------------

SUPPLEMENTAL DATA:
     INTEREST PAID                                                          $8,884,910             $5,420,105
     TAXES PAID                                                               $857,770               $999,890

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (UNAUDITED)


                                                                                                    UNREALIZED NET
                                                                                                    GAIN (LOSS) ON
                                                                                                      SECURITIES
                                                       COMMON                         RETAINED        AVAILABLE
                                                        STOCK         SURPLUS          EARNINGS      FOR  SALE           TOTAL
BALANCE,  JANUARY 1,  1995                            $18,764,095    $13,114,916      $5,201,989       ($910,530)     $36,170,470

NET INCOME                                                                             2,097,495                        2,097,495

CASH DIVIDEND ($0.37 PER SHARE)                                                       (1,512,887)                      (1,512,887)

10% STOCK DIVIDEND  (378,222 SHARES AT
   MARKET VALUE)                                       1,891,110       2,836,665      (4,727,775)                               0

SHARES ISSUED UNDER DIVIDEND REINVESTMENT
   PLAN (7,450 SHARES AT 95% OF MARKET VALUE)             37,250          41,263                                           78,513

STOCK OPTIONS EXERCISED                                  109,740          64,868                                          174,608

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                                       1,073,173        1,073,173
                                                    -------------   -------------   -------------   -------------    -------------
BALANCE,  JUNE 30, 1995                              $20,802,195     $16,057,712      $1,058,822        $162,643      $38,081,372
                                                    -------------   -------------   -------------   -------------    -------------

BALANCE,  JANUARY 1,  1994                           $16,870,255     $11,066,551      $5,913,437        $865,005      $34,715,248

NET INCOME                                                                             1,505,766                        1,505,766

CASH DIVIDEND ($0.29 PER SHARE)                                                       (1,182,519)                      (1,182,519)

10% STOCK DIVIDEND (337,863 SHARES AT
   MARKET VALUE)                                       1,689,315       1,858,247      (3,547,562)                               0

SHARES ISSUED UNDER DIVIDEND REINVESTMENT
   PLAN (4,575 SHARES AT 95% OF MARKET VALUE)             22,875          22,429                                           45,304

NET CHANGE IN UNREALIZED NET GAIN ON
   SECURITIES AVAILABLE FOR SALE                                                                      (1,077,767)      (1,077,767)
                                                    -------------   -------------   -------------   -------------    -------------
BALANCE,  JUNE 30, 1994                              $18,582,445     $12,947,227      $2,689,122       ($212,762)     $34,006,032
                                                    -------------   -------------   -------------   -------------    -------------

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENT PRESENTATION

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 1995 and December 31, 1994 and its consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and changes in cash flows and stockholders' equity for the six months ended June 30, 1995 and 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

STOCKHOLDERS' EQUITY

Common shares issued have been adjusted to reflect a 10% stock dividend issued on July 5, 1995.

EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of common shares outstanding after giving retroactive effect to stock dividends. The impact of the assumed exercise of stock options is immaterial or antidilutive in all periods presented.

UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

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

ALLOWANCE FOR POSSIBLE CREDIT LOSSES

Activity in the allowance for possible credit losses for the six months ended June 30, 1995 and 1994 is as follows:

     1995                                   1994

Balance, January 1                        $4,928,521     $4,725,033
Provision charged to income                  750,000      1,500,000
Charge-offs, net of recoveries
  of $47,156 and $65,130                   (708,671)      (986,021)

Balance, June 30                          $4,969,850     $5,239,012

Effective January 1, 1995, the Company adopted Statements of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," and No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment Recognition and Disclosures." A loan is considered impaired under SFAS No. 114 when, based on current information and events, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. Impaired loans subject to individual analysis consist of all nonaccrual commercial mortgages and nonaccrual commercial and industrial loans over $250,000. Due to the nature of the Company's loans, the adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's results of consolidated operations or financial condition during the first six months of 1995. As of June 30, 1995, total impaired loans amounted to $5,577,367. As a result of the Company's evaluation of impaired loans, an allowance for credit losses of $525,976 was established for $3,435,021 of the total impaired loans, with the balance of impaired loans requiring no specific allowance according to SFAS No. 114. For the three and six months ended June 30, 1995, the total average impaired loan balance was $5,575,950 and $6,025,783, respectively.

Interest received on nonaccrual loans is either applied against principal or reported as income, according to management's judgement as to the collectibility of the principal. Interest for impaired restructured loans is accrued in accordance with their revised terms. Total interest income recognized for impaired loans during the three and six months ended June 30, 1995 was $14,809 and $29,783, respectively.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - Total assets of the Company decreased by $15.8 million or 3.2% to $489.6 million at June 30, 1995 when compared to December 31, 1994. This decline was primarily attributable to a $21.2 million reduction in the investment portfolio, principally due to maturities of short-term tax-exempt local municipal notes. The Company's loan portfolio expanded by $4.9 million or 1.9% since year-end 1994. Growth in commercial loans and residential mortgages accounted for the increase in loans outstanding. Federal funds sold and securities purchased under agreements to resell declined slightly to $4.9 million when compared to December 31, 1994.

The reduction in total assets was paralleled by a decline in funding sources, primarily a decrease in borrowed funds. Securities sold under agreements to repurchase and Federal funds purchased declined by $31.4 million and $16.0 million, respectively, when compared to year-end 1994. Total deposits increased by $27.3 million or 7.2%, as the result of growth in all deposit categories. Demand deposits increased by $5.4 million or 8.1% due to higher balances of both business and municipal accounts. Savings deposits, largely the result of new municipal accounts, grew by $6.6 million. Time deposits, principally Individual Retirement Accounts and large denomination certificates of deposits with maturities under six months, grew by $15.2 million to $151.3 million.

Average assets in the second quarter of 1995 advanced by $47.0 million or 9.6%, to $537.0 million, from 1994's comparable quarter. Loan growth of $24.0 million or 10.4% accounted for the largest category of asset expansion. Funding the growth in average assets were increases in demand deposits, short-term certificates of deposit and borrowed funds. Passbook and statement savings balances, on average, declined as customers transferred funds into higher paying certificates of deposit in 1995.

At June 30, 1995, the Company maintained capital adequacy ratios above those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The table on the following page (#2-1) summarizes the Company's capital ratios as of June 30, 1995 and compares them to current regulatory guidelines and December 31 and June 30, 1994 actual results.

TABLE 2-1
                                           Tier I capital/  Total Capital/
                                  Tier I     Risk-Weighted   Risk-Weighted
                                  Leverage          Assets         Assets
Regulatory Minimum             3.00%-5.00%           4.00%          8.00%

Ratios as of:
     June 30, 1995                   6.72%          12.14%         13.82%
     December 31, 1994               6.75%          11.83%         13.51%
     June 30, 1994                   6.46%          11.87%         13.61%

Regulatory Criteria for
     a "Well Capitalized"
     Institution                     5.00%           6.00%         10.00%

The Company's liquidity policy emphasizes adequate, but not excessive, liquidity and the protection of net interest income from the effect of adverse movements in interest rates and the shape of the interest rate yield curve. Throughout the first six months of 1995, the Company's liquidity position remained stable and well within acceptable industry standards. At June 30, 1995, the Company had access to $17 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. In addition, the Company had approximately $11 million in investment securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings as well as $25 million in a Federal Home Loan Bank overnight line of credit available to be drawn down.

2. Material Changes in Results of Operations - Net income for the six months ended June 30, 1995 was $2,097 million, a 39.2% improvement over the comparable 1994 period, due to increases in net interest income and other income. Also contributing to the earnings improvement was a $750 thousand decline in the provision for credit losses due to continued improvement in the credit quality of the Company's loan portfolio. Higher earning asset levels as previously discussed, coupled with a 3 basis point improvement in the net interest spread (to 4.05%), accounted for the 7.8% increase in gross margin. The wider spread resulted from the impact of the higher prime rate during the second quarter of 1995 along with the aforementioned increase in loans outstanding.

Excluding securities transactions, other income rose by 21.6% on a year to year basis due to increased deposit service charges, greater letter of credit issuance fees and an increase in annuity commission income.

Total operating expenses were up 10.6% during the first six months of 1995 versus 1994. Growth in salaries and employee benefits expenses due to an increase in staff, higher occupancy costs and an increase in foreclosed property expenses all contributed to the upward trend in operating expenses. Despite the increase in operating expenses recorded during the first half of the year, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net revenue, excluding securities transactions) was 60.6% for the six months ended June 30, 1995 versus 60.3% during the comparable 1994 period.

Nonperforming assets totaled $9.1 million at June 30, 1995, a decrease of $2.8 million versus December 31, 1994. This decline resulted from a $1.6 million reduction in restructured, accruing loans and a $1.1 million decline in in-substance foreclosures. Nonaccrual loans, up nominally since year-end 1994, continue to be aggressively pursued through collection and workout efforts. Management anticipates continued improvement in the level of nonperforming assets during the second half of 1995. As previously mentioned, the provision for credit losses declined by $750 thousand during the first half of 1995 versus the year ago period due to the favorable trend in asset quality experienced thus far this year. The allowance for possible credit losses amounted to $5.0 million or 1.91% of total loans outstanding at June 30, 1995 versus 1.93% and 2.27% at December 31, 1994 and June 30, 1994, respectively. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

TABLE  2-2                                       LIQUIDITY AND INTEREST RATE SENSITIVITY
                                                           AS OF JUNE 30, 1995

                                                                 SENSITIVITY  TIME  HORIZON
                                                                    0-6        6-12        Over     Noninterest
INTEREST - SENSITIVE  ASSETS : <F1>                                Months      Months      1 Year    Sensitive       Total

   Loans  <F2>                                                    $185,404     $10,101      $57,731      $6,817     $260,053
   Federal  Funds  Sold  and  Securities  Purchased
     Under  Agreements  to  Resell                                   4,900                                             4,900
   Securities Held to Maturity  <F3>                                10,926      14,319       92,033           0      117,278
   Securities  Available  for  Sale  <F3>                            3,821      24,058       47,136       1,430        76445
   Unrealized Net Gain on Securities
     Available  for  Sale                                              278                                               278
                                                                 ----------  ----------   ----------  ----------   ----------
         Total  Interest-Sensitive  Assets                         205,329      48,478      196,900       8,247      458,954

   Cash and Due from Banks                                          21,968                                            21,968
   All  Other  Assets  <F6>                                          4,439       3,042                    1,169        8,650
                                                                 ----------  ----------   ----------  ----------   ----------
         Total  Assets                                            $231,736     $51,520     $196,900      $9,416     $489,572
                                                                 ----------  ----------   ----------  ----------   ----------

INTEREST - BEARING  LIABILITIES : <F1>

   Savings  Accounts  <F4>                                         $18,848     $18,848      $75,397                 $113,093
   Money  Fund  and  Now  Accounts  <F5>                            50,252       5,734       11,466                   67,452
   Time  Deposits                                                   85,064      23,164       43,071                  151,299
                                                                 ----------  ----------   ----------  ----------   ----------
         Total  Interest-Bearing  Liabilities                      154,164      47,746      129,934                  331,844

   Securities Sold Under Agreements to Repurchase                   43,504                                            43,504
   All  Other  Liabilities, Equity &  Demand  Deposits <F6>            315       2,350            48    111,511      114,224
                                                                 ----------  ----------   ----------  ----------   ----------

        Total  Liabilities  and  Equity                           $197,983     $50,096     $129,982    $111,511     $489,572
                                                                 ----------  ----------   ----------  ----------   ----------

         Cumulative  Interest-Sensitivity  Gap                     $33,753     $35,176     $102,094          $0            $0
                                                                 ----------  ----------   ----------  ----------   ----------

         Cumulative  Interest-Sensitivity  Ratio                     117.0%      114.2%       127.0%     100.0%        100.0%
         Cumulative  Interest-Sensitivity  Gap
            As  a  %  of  Interest-Sensitive  Assets                  14.6%       12.4%        21.3%       --%          --%


<F1> Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
<F2> Nonaccrual loans are shown in the noninterest sensitive category.
<F3> Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
<F4> Savings deposits are assumed to decline ratably over a three-year period.
<F5> Now accounts are assumed to decline ratably over a two-year period.
<F6> Other assets and other liabilities are shown according to payment schedule or reasonable estimate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

TABLE 2 - 3

STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR CREDIT LOSSES
JUNE 30, 1995 VERSUS DECEMBER 31, 1994  AND  JUNE 30, 1994
(DOLLARS IN THOUSANDS)

                                                                  PERIOD  ENDED:
              NONPERFORMING ASSETS BY TYPE:          6/30/95       12/31/94        6/30/94
                                                  ----------     ----------     ----------
NONACCRUAL LOANS:
  SECURED  BY  REAL  ESTATE                          $3,698         $3,182         $4,605
  COMMERCIAL AND INDUSTRIAL                           2,989          3,359          2,996
  ALL  OTHER                                            130            166             16
                                                  ----------     ----------     ----------
      SUBTOTAL - NONACCRUAL  LOANS                    6,817          6,707          7,617

RESTRUCTURED,  ACCRUING  LOANS                        1,962          3,608          2,802

OTHER REAL ESTATE                                       321            454              0

IN-SUBSTANCE FORECLOSURES                                 0          1,101          1,181
                                                  ----------     ----------     ----------
    TOTAL NONPERFORMING ASSETS                       $9,100        $11,870        $11,600

LOANS  90  DAYS  OR  MORE  PAST  DUE
  AND  STILL  ACCRUING                               $1,336         $1,162         $1,423

TOTAL  LOANS  OUTSTANDING                          $260,053       $255,230       $230,734

TOTAL  STOCKHOLDERS'  EQUITY                        $38,081        $36,170        $34,006


                                                         QUARTER  ENDED:
                                              ---------------------------------------
ANALYSIS OF THE ALLOWANCE FOR
  CREDIT LOSSES                                      6/30/95       12/31/94        6/30/94
                                                  ----------     ----------     ----------

BEGINNING BALANCE                                    $5,254         $5,604         $4,882

ADD: PROVISION                                          375            375            750

LESS: NET CHARGE-OFFS                                   659          1,050            393
                                                  ----------     ----------     ----------
    ENDING BALANCE                                   $4,970         $4,929         $5,239



KEY  RATIOS  AT  PERIOD-END:

ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                  1.91%          1.93%          2.27%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS           2.62%          2.63%          3.30%

NONPERFORMING ASSETS AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE                         3.49%          4.64%          5.03%

NONPERFORMING ASSETS AS A % OF
  STOCKHOLDERS' EQUITY AND THE ALLOWANCE
  FOR CREDIT LOSSES                                   21.14%         28.88%         29.56%

ALLOWANCE FOR CREDIT LOSSES AS A %
  OF NONACCRUAL LOANS                                 72.91%         73.49%         68.78%

ALLOWANCE FOR CREDIT LOSSES AS A %
  OF NONPERFORMING ASSETS                             54.62%         41.52%         45.16%


                                 PART II

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of State Bancorp, Inc. was held on April 27, 1995 for the following purpose:

 . To elect three directors to hold office for a term of three years.

The proxy statement for this meeting has been filed with the Securities and Exchange Commission.

Proposal

Election of Directors

    NOMINEE              TERM         FOR        WITHHELD

J. Robert Blumenthal    3 years     2,936,176     64,852

Joseph F. Munson        3 years     2,928,172     72,856

Daniel T. Rowe          3 years     2,936,180     64,848

The proposal was passed.

 . There were no shareholder proposals submitted for consideration.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behal by the undersigned thereunto duly authorized.


                           State Bancorp, Inc.



8/4/95                                  Daniel T. Rowe, Secretary
                                        (Principal Financial Officer)

8/4/95                                  Brian K. Finneran, Comptroller