Form 10-Q
period 1995-09-30
STATE BANCORP INC
filed 1995-11-13
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                      ------------------------------------


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------


                               STATE BANCORP, INC.
               Incorporated pursuant to the Laws of New York State

                      ------------------------------------


        Internal Revenue Service -- Employer Identification No. 11-2846511

               699 Hillside Avenue, New Hyde Park, New York 11040
                                 (516) 437-1000

                      ------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     The total number of shares of the registrant's Common Stock outstanding on October 30, 1995, was 4,211,912

                               State Bancorp, Inc.


Item 1 - Financial Statements
         Consolidated Balance Sheets
         Statements of Consolidated Earnings
         Statements of Consolidated Cash Flows
         Consolidated Statements of Stockholders' Equity

Notes to Unaudited Consolidated Financial Statements
         Financial Statement Presentation
         Stockholders' Equity
         Earnings per Share
         Unrealized Net Gain (Loss) on Securities Available for Sale Allowance for Possible Credit Losses

Item 2. - Management's Discussion and Analysis of Financial Condition and
             Results of Operations
         Material Changes in Financial Condition
         Material Changes in Results of Operations
         Liquidity and Interest Rate Sensitivity
         Analysis of Nonperforming Assets and the Allowance for Credit
           Losses

Part II
         Item 6 - Exhibits and Reports on Form 8-K

Signatures

ITEM 1 - FINANCIAL STATEMENTS


STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND DECEMBER 31, 1994 (UNAUDITED)


ASSETS: ..........................................            1995            1994

CASH & DUE FROM BANKS ............................   $  13,047,474   $  19,866,956
FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER
  AGREEMENTS TO RESELL ...........................               0       5,100,000
                                                     -------------   -------------

CASH AND CASH EQUIVALENTS ........................      13,047,474      24,966,956

SECURITIES:
HELD TO MATURITY (APPROXIMATE MARKET VALUE -
  $118,406,870 IN 1995 AND $130,014,812 IN 1994) .     120,023,761     136,356,799
AVAILABLE FOR SALE ...............................     120,493,057      78,801,673
                                                     -------------   -------------

TOTAL SECURITIES .................................     240,516,818     215,158,472

LOANS (NET OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES     264,605,895     250,216,424
  OF $5,278,655 IN 1995 AND $4,928,521 IN 1994)
BANK PREMISES AND EQUIPMENT - NET ................       3,008,765       2,719,814
OTHER ASSETS .....................................      11,812,107      12,299,053
                                                     -------------   -------------

TOTAL ASSETS .....................................   $ 532,991,059   $ 505,360,719
                                                     -------------   -------------

LIABILITIES:
DEPOSITS:
  DEMAND .........................................   $  66,559,212   $  67,336,288
  SAVINGS ........................................     157,315,664     173,935,240
  TIME ...........................................     161,131,531     136,053,074
                                                     -------------   -------------

TOTAL DEPOSITS ...................................     385,006,407     377,324,602

FEDERAL FUNDS PURCHASED ..........................      15,600,000      16,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ...      89,358,000      74,916,295
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES ....       3,684,305         949,352
                                                     -------------   -------------

TOTAL LIABILITIES ................................     493,648,712     469,190,249
                                                     -------------   -------------

STOCKHOLDERS' EQUITY:
COMMON STOCK, $5.00 PAR VALUE,
    AUTHORIZED 10,000,000 SHARES; ISSUED
    4,198,135 IN 1995 AND 3,752,819 IN 1994 ......      20,990,675      18,764,095
SURPLUS ..........................................      16,307,618      13,114,916
RETAINED EARNINGS ................................       1,970,658       5,201,989
UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE
    FOR SALE (NET OF DEFFERED INCOME TAX EXPENSE
    OF $52,162 IN 1995 AND DEFFERED INCOME TAX
    BENEFIT OF $647,097 IN 1994) .................          73,396        (910,530)
                                                     -------------   -------------

TOTAL STOCKHOLDERS' EQUITY .......................      39,342,347      36,170,470
                                                     -------------   -------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 532,991,059   $ 505,360,719
                                                     -------------   -------------

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)


STATE BANCORP AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994 (UNAUDITED)



                                                                         THREE MONTHS               NINE MONTHS

                                                                     1995          1994             1995            1994
INTEREST INCOME:

LOANS ........................................................   $  6,421,959    $  4,956,138    $ 18,454,673    $ 14,134,419
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL ........................        103,891         110,314         745,290         462,702
SECURITIES HELD TO MATURITY AND SECURITIES
 AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES ..................................        405,516         355,209       1,210,993       1,033,935
   STATES AND POLITICAL SUBDIVISIONS .........................        488,606         393,498       1,642,758       1,239,808
   MORTGAGE-BACKED SECURITIES ................................      1,871,302       1,797,269       5,420,118       5,336,718
   U.S. GOVERNMENT AGENCY SECURITIES .........................        510,166          93,333       1,052,156          93,333
   OTHER .....................................................         24,908               0          56,497               0

                                                                 ------------    ------------    ------------    ------------
TOTAL INTEREST INCOME ........................................      9,826,348       7,705,761      28,582,485      22,300,915
                                                                 ------------    ------------    ------------    ------------

INTEREST EXPENSE:
                                                                                                                 ------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE .............      1,507,437         810,227       4,378,221       2,180,253
OTHER DEPOSITS AND TEMPORARY BORROWINGS ......................      3,096,288       2,108,324       9,077,005       6,142,721
                                                                 ------------    ------------    ------------    ------------

TOTAL INTEREST EXPENSE .......................................      4,603,725       2,918,551      13,455,226       8,322,974
                                                                 ------------    ------------    ------------    ------------

NET INTEREST INCOME ..........................................      5,222,623       4,787,210      15,127,259      13,977,941
PROVISION FOR POSSIBLE CREDIT LOSSES .........................        375,000         450,000       1,125,000       1,950,000
                                                                 ------------    ------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE CREDIT LOSSES ..................................      4,847,623       4,337,210      14,002,259      12,027,941
                                                                 ------------    ------------    ------------    ------------

NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS ..........................        306,850         271,484         848,254         719,542
NET SECURITY LOSSES ..........................................         (3,866)        (13,762)        (50,316)        (25,946)
OTHER OPERATING INCOME .......................................         61,449          51,946         257,492         210,178
                                                                 ------------    ------------    ------------    ------------

TOTAL NONINTEREST INCOME .....................................        364,433         309,668       1,055,430         903,774
                                                                 ------------    ------------    ------------    ------------

INCOME BEFORE OPERATING EXPENSES .............................      5,212,056       4,646,878      15,057,689      12,931,715
                                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS .....................      1,867,553       1,705,166       5,647,190       5,046,836
OCCUPANCY ....................................................        325,688         318,565         993,689         919,068
EQUIPMENT ....................................................        121,863         122,605         380,257         369,395
DEPOSIT  ASSESSMENT  FEES ....................................         45,328         234,296         457,306         709,073
AMORTIZATION  OF  INTANGIBLES ................................        160,300         142,079         481,787         459,572
OTHER  OPERATING  EXPENSES ...................................        666,589         684,440       2,085,804       1,901,776
                                                                 ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES .....................................      3,187,321       3,207,151      10,046,033       9,405,720
                                                                 ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES ...................................      2,024,735       1,439,727       5,011,656       3,525,995
PROVISION FOR INCOME TAXES ...................................        693,098         457,161       1,582,524       1,037,663
                                                                 ------------    ------------    ------------    ------------

NET INCOME ...................................................   $  1,331,637    $    982,566    $  3,429,132    $  2,488,332
                                                                 ------------    ------------    ------------    ------------
EARNINGS PER COMMON SHARE ....................................   $       0.32    $       0.24    $       0.82    $       0.61
                                                                 ------------    ------------    ------------    ------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING ...................................      4,194,005       4,123,068       4,158,772       4,103,366
                                                                 ------------    ------------    ------------    ------------

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1995 AND 1994 (UNAUDITED)


OPERATING ACTIVITIES:                                                  1995            1994

  NET INCOME ...................................................   $  3,429,132    $  2,488,332
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE CREDIT LOSSES .......................      1,125,000       1,950,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT        277,115         262,219
    AMORTIZATION OF INTANGIBLES ................................        481,787         459,572
    AMORTIZATION OF NET PREMIUM ON SECURITIES ..................        883,863       1,008,309
    NET SECURITY LOSSES ........................................         50,316          25,946
    INCREASE IN OTHER ASSETS, NET ..............................       (694,100)     (1,426,910)
    INCREASE IN ACCRUED EXPENSES, TAXES
      AND OTHER  LIABILITIES ...................................      2,734,953       1,735,890
                                                                   ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ......................      8,288,066       6,503,358
                                                                   ------------    ------------

INVESTING ACTIVITIES:

  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY ......     48,315,122      65,357,203
  PURCHASES OF SECURITIES HELD TO MATURITY .....................    (32,430,168)    (71,556,978)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE .........     37,314,678      27,502,353
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE ....     20,081,359      28,304,408
  PURCHASES OF SECURITIES AVAILABLE FOR SALE ...................    (97,890,331)    (51,943,317)
  INCREASE IN LOANS - NET ......................................    (15,514,471)     (4,541,953)
  PURCHASES OF BANK PREMISES AND EQUIPMENT .....................       (566,066)       (219,304)
  PROCEEDS FROM SALE OF BANK PREMISES AND EQUIPMENT ............              0           1,625
                                                                   ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES ..........................    (40,689,877)     (7,095,963)
                                                                   ------------    ------------

FINANCING ACTIVITIES:

  DECREASE IN DEMAND AND SAVINGS DEPOSITS ......................    (17,396,652)    (12,859,629)
  INCREASE (DECREASE) IN TIME DEPOSITS .........................     25,078,457      (6,061,389)
  DECREASE IN FEDERAL FUNDS PURCHASED ..........................       (400,000)       (425,000)
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE .............................................     14,441,705      (9,182,726)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN .        516,142         355,789
  PAYMENT OF CASH DIVIDENDS ....................................     (1,932,701)     (1,182,519)
  PROCEEDS FROM THE EXERCISE OF STOCK OPTIONS ..................        175,378               0
                                                                   ------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............     20,482,329     (29,355,474)
                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................    (11,919,482)    (29,948,079)

CASH AND CASH EQUIVALENTS - JANUARY 1 ..........................     24,966,956      42,451,340
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - SEPTEMBER 30 .......................   $ 13,047,474    $ 12,503,261
                                                                   ------------    ------------

SUPPLEMENTAL DATA:
     INTEREST PAID .............................................   $ 13,241,804    $  8,236,372
     INCOME TAXES PAID .........................................   $  1,467,090    $  1,606,890

ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)

STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)




                                                                                                   UNREALIZED
                                                                                                 NET GAIN (LOSS)
                                                                                                  ON SECURITIES
                                                      COMMON                          RETAINED       AVAILABLE
                                                      STOCK           SURPLUS         EARNINGS       FOR SALE         TOTAL
                                                   ------------    ------------    ------------    -------------   ------------
BALANCE,  JANUARY 1, 1995 .....................    $ 18,764,095    $ 13,114,916    $  5,201,989    ($   910,530)   $ 36,170,470

NET INCOME .....................................                                      3,429,132                       3,429,132

CASH DIVIDENDS DECLARED ($0.46 PER SHARE) ......                                     (1,932,701)                    (1,932,701)

10% STOCK DIVIDEND ISSUED
    (378,222  SHARES AT MARKET VALUE) ..........      1,891,105       2,836,657      (4,727,762)                              0

SHARES ISSUED UNDER DIVIDEND REINVESTMENT
    PLAN  (45,047 SHARES AT 95% OF MARKET VALUE)        225,235         290,907                                         516,142

STOCK OPTIONS EXERCISED ........................        110,240          65,138                                         175,378

NET CHANGE IN UNREALIZED NET LOSS ON
     SECURITIES AVAILABLE FOR SALE .............                                                        983,926         983,926
                                                   ------------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30,  1995 ...................   $ 20,990,675    $ 16,307,618    $  1,970,658    $     73,396    $ 39,342,347
                                                   ------------    ------------    ------------    ------------    ------------

BALANCE,  JANUARY 1,  1994 .....................   $ 16,870,255    $ 11,066,551    $  5,913,437    $    865,005    $ 34,715,248

NET INCOME .....................................                                      2,488,332                       2,488,332

CASH DIVIDENDS DECLARED($0.29 PER SHARE) .......                                     (1,182,519)                    (1,182,519)

10% STOCK DIVIDEND ISSUED
    (337,863 SHARES AT MARKET VALUE) ...........      1,689,315       1,858,247      (3,547,562)                              0

SHARES ISSUED UNDER DIVIDEND REINVESTMENT
    PLAN  (37,187 SHARES AT 95% OF MARKET VALUE)        185,935         169,854                                         355,789

NET CHANGE IN UNREALIZED NET GAIN ON
   SECURITIES AVAILABLE FOR SALE ...............                                                     (1,229,068)    (1,229,068)
                                                   ------------    ------------    ------------    ------------    ------------
BALANCE, SEPTEMBER 30,  1994 ...................   $ 18,745,505    $ 13,094,652    $  3,671,688    ($   364,063)   $ 35,147,782
                                                   ------------    ------------    ------------    ------------    ------------

Notes to Unaudited Consolidated Financial Statements

     Financial Statement Presentation In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 1995 and December 31, 1994 and its consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and changes in cash flows and stockholders' equity for the nine months ended September 30, 1995 and 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

Stockholders'  Equity

     Common shares issued have been adjusted to reflect a 10% stock dividend issued on July 5, 1995.

Earnings per Share

     Earnings per share are computed based on the weighted average number of common shares outstanding after giving retroactive effect to stock dividends. The impact of the assumed exercise of stock options is immaterial or antidilutive in all periods presented

Securities

     Management designates each security, at the time of purchase, as either available for sale or held to maturity depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at amortized cost. The company has the intent and ablity to hold such securities to maturity. Securities available for sale are stated at estimated market value and unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity until realized.

Allowance for Possible Credit Losses

     Activity in the allowance for possible credit losses for the nine months ended September 30, 1995 and 1994 is as follows:

                                              1995           1994

Balance, January 1                         $4,928,521      $4,725,033
Provision charged to income                 1,125,000       1,950,000
Charge-offs, net of recoveries
  of $59,870 and $87,929                     (774,866)      (1,070,295)
                                           -----------      -----------
Balance, September 30                      $5,278,655       $5,604,738
                                           ===========      ===========

     Effective January 1, 1995, the Company adopted Statements of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," and No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment Recognition and Disclosures." A loan is considered impaired under SFAS No. 114 when, based on current information and events, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. Impaired loans subject to individual analysis consist of all nonaccrual commercial mortgages and nonaccrual commercial and industrial loans over $250,000. Due to the nature of the Company's loans, the adoption of SFAS No. 114 and SFAS No. 118 did not have a material effect on the Company's results of consolidated operations or financial condition during the first nine months of 1995. As of September 30, total impaired loans amounted to $6,640,309. As a result of the Company's evaluation of impaired loans, an allowance for credit losses of $1,136,930 was established for $5,950,309 of the total impaired loans with the balance of impaired loans requiring no specific allowance according to SFAS No. 114. For the three and nine months ended September 30, 1995, the total average impaired loan balance was $6,215,214 and $6,089,621, respectively.

     Interest received on nonaccrual loans is either applied against principal or reported as income, according to management's judgement as to the collectibility of the principal. Interest for impaired restructured loans is accrued in accordance with their revised terms. Total interest income recognized for impaired nonaccrual and restructured loans during the three and nine months ended September 30, 1995 was $34,054 and $63,837, respectively.

Item 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations

     1. Material Changes in Financial Condition -- Total assets of the Company grew by $27.6 million (5.5%) to $533.0 million at September 30, 1995, when compared to December 31, 1994. This growth was primarily attributable to a $25.4 million increase in the investment portfolio, mainly taxable Government Agency obligations. Also adding to the asset expansion was a $14.1 million or 5.5% increase in the Company's loans outstanding, mainly middle market commercial and industrial credits.

     The asset increase was largely funded through higher levels of time deposits (up $25.1 million), principally large denomination certificates of deposit, and securities sold under agreements to repurchase (up $14.4 million). Total deposits advanced by $7.7 million or 2.0%, despite a $16.6 million or 9.6% decrease in savings deposit balances. Despite the success of the Company's Prosperity Savings product, introduced in January 1995, retail and public savings balances have continued to decline as a result of lower interest rates and the flat yield curve that has prevailed for most of this year.

     Third quarter 1995 average assets were $519.6 million, an increase of 12.8% from the comparable 1994 period. Loan growth of $34.4 million or 14.9% accounted for the largest category of asset expansion. Funding the growth in average assets were increases in demand deposits, short-term certificates of deposits and borrowed funds. Passbook and statement savings balances, on average, continued to decline during the third quarter of 1995 as customers transferred balances into higher yielding certificates of deposit, as well as mutual funds and annuity products.

     At September 30, 1995, the Company maintained capital adequacy ratios above those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The table on the following page (#2-1) summarizes the Company's capital ratios as of September 30, 1995 and compares them to current regulatory guidelines and December 31 and September 30, 1994 actual results.

     Table 2-1
                                                       Tier I capital/      Total Capital/
                                          Tier I        Risk-Weighted       Risk-Weighted
                                        Leverage               Assets              Assets
                                     -----------       ---------------      --------------

     Regulatory Minimum              3.00%-5.00%               4.00%               8.00%
     Ratios as of:
       September 30, 1995                  7.23%              12.09%              13.74%
       December 31, 1994                   6.75%              11.83%              13.51%
       September 30, 1994                  7.19%              12.16%              13.96%

     Regulatory Criteria for
       a "Well Capitalized"
       Institution                         5.00%               6.00%              10.00%

     The Company's liquidity policy emphasizes adequate, but not excessive, liquidity and the protection of net interest income from the effect of adverse movements in interest rates and the shape of the interest rate yield curve. Throughout the first nine months of this year, the Company's liquidity position remained stable and well within acceptable industry standards. At September 30, 1995, the Company had access to $17 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. In addition, the Company had approximately $55 million in investment securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings. The Company also has access to approximately $50 million in Federal Home Loan Bank lines of credit available to be drawn down for overnight, term and repurchase transactions. Further detail on the Company's liquidity and interest- sensitivity position may be found on Table 2-2 that follows this analysis.

     2. Material Changes in Results of Operations -- Net income for the nine months ended September 30, 1995 was $3,429,000, a 35.5% improvement over the comparable 1994 period. The growth in earnings during 1995 was the result of improvements in net interest income and noninterest income coupled with an $835 thousand reduction in the provision for credit losses due to continued improvement in the quality of the Company's loan portfolio. Higher earning asset levels, primarily commercial loans, coupled with a 3 basis point improvement in the net interest spread (to 4.16%), accounted for the 8.2% increase in gross margin to $15.1 million. The wider spread resulted from the impact of the higher prime rate prevailing during 1995's third quarter along with a shift in the asset mix to a greater reliance on higher yielding loans and investment securities. Noninterest income, excluding net securities losses, when compared to the comparable 1994 period, rose by 18.9% due to higher deposit service charges and greater letter of credit issuance fees and annuity commission income.

     Total operating expenses increased by 6.8% during the first nine months of 1995 versus 1994. Higher levels of salaries and employee benefits (up 11.9%), occupancy expenses (up 8.1%) and foreclosed property costs accounted for the increase in operating expenses. Partially offsetting these increases was a decline in FDIC deposit assessment costs due to a reduction in the assessment rate during the third quarter of 1995. The Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net revenue, excluding securities transactions) was 58.4% during the first nine months of 1995 versus 60.2% in the comparable year age period. The Company continues to strive for an efficiency ratio of no more than 55% and, with several initiatives currently underway, anticipates achieving that goal during 1996.

     Nonperforming assets totaled $10.5 million at September 30, 1995, a decrease of $1.4 million versus December 31, 1994. This reduction resulted principally from a $1.9 million decline in restructured, accruing loans. Nonaccrual loans, up $0.9 million since December 31, 1994, continue to receive significant management attention and are being aggressively pursued via collection and workout efforts. Continued improvement in the level of nonperforming assets is anticipated by management during the fourth quarter of 1995 and into 1996. The provision for credit losses, as previously mentioned, declined by $825 thousand during the first nine months of 1995 due to the favorable trend in asset quality experienced thus far this year. The allowance for possible credit losses amounted to $5.3 million or 1.96% of total loans outstanding at September 30, 1995 versus 1.93% and 2.39% at December 31, 1994 and September 30, 1994, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS (CONTINUED)


                                                                            SEPTEMBER 30, 1995
TABLE  2-2                                                   LIQUIDITY  AND  INTEREST  RATE  SENSITIVITY



 ($ INTHOUSANDS                                                        SENSITIVITY  TIME  HORIZON

                                                           0 - 6      6 - 12      Over    Noninterest
INTEREST - SENSITIVE  ASSETS :       1)                   Months      Months     1 Year    Sensitive     Total
                                                          --------   --------   --------   --------   --------

   Loans 2) ...........................................   $183,091   $ 14,474    $ 64,714   $  7,606   $269,885
   Securities Held to Maturity 3) .....................     18,879     28,995     72,150    120,024
   Securities Available for Sale  3) ..................     45,863     20,699     52,375      1,430    120,367
   Unrealized Net Gain on Securities
     Available for Sale ...............................        126        126
                                                          --------   --------   --------   --------   --------
         Total Interest-Sensitive Assets ..............    247,959     64,168    189,239      9,036    510,402

   Cash and Due from Banks ............................     13,047     13,047
   All Other Assets  6) ...............................      4,257      1,821      3,464      9,542

                                                          --------   --------   --------   --------   --------
         Total Assets .................................   $265,263   $ 65,989   $189,239   $ 12,500   $532,991
                                                          --------   --------   --------   --------   --------


INTEREST - BEARING  LIABILITIES : 1)

   Savings Accounts  4) ...............................   $ 17,815   $ 17,815   $ 71,264   $      0   $106,894
   Money Fund and Now Accounts  5) ....................     39,544      3,626      7,251          0     50,421
   Time Deposits ......................................     97,202     19,972     43,958          0    161,132

                                                          --------   --------   --------   --------   --------
         Total Interest-Bearing Liabilities ...........    154,561     41,413    122,473          0    318,447

   Securities Sold Under Agreements to Repurchase and
         Federal Funds Purchased                      .    104,958    104,958

   All  Other  Liabilities, Equity and Demand Deposits 6)    1,335        944         58    107,249    109,586

                                                          --------   --------   --------   --------   --------
         Total Liabilities and Equity .................   $260,854   $ 42,357   $122,531   $107,249   $532,991
                                                          --------   --------   --------   --------   --------

         Cumulative Interest-Sensitivity Gap ..........   $  4,409   $ 28,040   $ 94,748   $      0   $      0

                                                          --------   --------   --------   --------   --------
         Cumulative Interest-Sensitivity Ratio ........    101.7 %    109.2 %    122.3 %    100.0 %    100.0 %
         Cumulative Interest-Sensitivity Gap
            As a % of Interest-Sensitive Assets .......      1.7 %      8.5 %     18.2 %       -- %       -- %

     1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
     2) Nonaccrual loans are shown in the noninterest sensitive category.
     3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
     4) Savings deposits are assumed to decline ratably over a three-year period.
     5) Now accounts are assumed to decline ratably over a two-year period.
     6) Other Assets and Liabilities are shown according to payment schedule or reasonable estimate.

ITEM 2 - MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

TABLE 2 - 3

STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR CREDIT LOSSES
SEPTEMBER 30, 1995 VERSUS DECEMBER 31, 1994  AND  SEPTEMBER 30, 1994
(DOLLARS IN THOUSANDS)



                                                                                            PERIOD  ENDED:

NONPERFORMING ASSETS BY TYPE ...................................................    9/30/95    12/31/94     9/30/94
                                                                                   --------    --------    --------

NONACCRUAL LOANS:
   SECURED  BY  REAL  ESTATE ..................................................   $  4,512    $  3,182    $  4,479
   COMMERCIAL & INDUSTRIAL ....................................................      2,959       3,359       3,866
  ALL  OTHER ..................................................................        136         166         133
                                                                                  --------    --------    --------
      SUBTOTAL NONACCRUAL LOANS ...............................................      7,607       6,707       8,478

RESTRUCTURED, ACCRUING LOANS ..................................................      2,818       4,709       4,913

OTHER REAL ESTATE .............................................................         57         454          52
                                                                                  --------    --------    --------

    TOTAL NONPERFORMING ASSETS ...............................................   $ 10,482    $ 11,870    $ 13,443
                                                                                 --------    --------    --------

LOANS 90 DAYS OR MORE PAST DUE
  AND STILL ACCRUING .........................................................   $  1,946    $  1,162    $  1,790

TOTAL LOANS OUTSTANDING ......................................................   $269,885    $255,230    $234,588

TOTAL STOCKHOLDERS' EQUITY ...................................................   $ 39,342    $ 36,170    $ 35,148

                                                                                           QUARTER  ENDED:
ANALYSIS OF THE ALLOWANCE FOR
  CREDIT LOSSES                                                                   9/30/95    12/31/94     9/30/94
                                                                                 --------    --------    --------

BEGINNING BALANCE ............................................................   $  4,970    $  5,604    $  5,239

ADD: PROVISION ...............................................................        375         375         450

LESS: NET CHARGE-OFFS ........................................................         66       1,050          85
                                                                                 --------    --------    --------

                                                                                 --------    --------    --------
    ENDING BALANCE ...........................................................   $  5,279    $  4,929    $  5,604
                                                                                 --------    --------    --------

KEY RATIOS AT PERIOD-END:

ALLOWANCE AS A % OF TOTAL LOANS .............................................       1.96%       1.93%       2.39%


NONACCRUAL LOANS AS A % OF TOTAL LOANS ......................................       2.82%       2.63%       3.61%

NONPERFORMING ASSETS AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE ..............................................       3.88%       4.64%       5.73%

NONPERFORMING ASSETS AS A % OF
  STOCKHOLDERS' EQUITY AND THE ALLOWANCE
  FOR CREDIT LOSSES .........................................................      23.49%      28.88%      32.99%

ALLOWANCE FOR CREDIT LOSSES AS A %
  OF NONACCRUAL LOANS .......................................................      69.40%      73.49%      66.10%

ALLOWANCE FOR CREDIT LOSSES AS A %
  OF NONPERFORMING ASSETS ...................................................      50.36%      41.52%      41.69%

                                     PART II

Item 6  -  Exhibits and Reports on Form 8-K

     On August 22, 1995, the Company filed a report on Form 8-K indicating that it had declared a $0.10 cash dividend on its common stock, payable October 16, 1995 to holders of record as of September 15, 1995. This represents a change in the Company's cash dividend policy from an annual to a quarterly basis. Future cash dividends will be reviewed by the Company's Board of Directors on a quarterly basis beginning in the fourth quarter of 1995. The Company's stock dividend policy will continue to be reviewed on an annual basis.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               State Bancorp, Inc.



11/10/95                                      Daniel T. Rowe, Secretary
                                            -----------------------------
                                            (Principal Financial Officer)

11/10/95                                   Brian K. Finneran, Comptroller
                                           ------------------------------