Form 10-K
period 1995-12-31
STATE BANCORP INC
filed 1996-04-01
CIK 723458

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             -----     THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended DECEMBER 31, 1995
                                            -----------------
                           Commission File No. 0-14874


            ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                               STATE BANCORP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

     New York                                          11-2846511
     --------                                          ----------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

699 Hillside Avenue
New Hyde Park, N.Y.                                    11040
- -------------------                                    -----
(Address of principal                                  (Zip Code)
 executive offices)

Registrant's telephone number including area code (516) 437-1000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($5.00 par value)
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                 Yes  X   No
                                     ---     ---

As of March 15, 1996, there were 4,222,128 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $60,165,000 based upon the last trade per share known to Management.

                               STATE BANCORP, INC.
                                    FORM 10-K

                                      INDEX

                                     PART I                      Page
                                     ------                      ----

Item  1.  Business

          General                                                  1.
          Statistical Information                                  4.

Item  2.  Properties                                               4.

Item  3.  Legal Proceedings                                        5.

Item  4.  Submission of Matters to a Vote of Stockholders          5.

                                     PART II
                                     -------

Item  5.  Market for Registrant's Common Stock and
          Related Stockholder Matters                              6.

Item  6.  Selected Consolidated Financial Data                     6.
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      7.

Item  8.  Consolidated Financial Statements and
          Supplementary Data                                       7.

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                   8.

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
          Registrant                                               8.

Item 11.  Executive Compensation                                   8.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management                                    9.

Item 13.  Certain Relationships and Related Transactions           9.

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K                                  9.

          Signatures                                              13.

          Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

     (1) The Annual Report to Stockholders for the year ended December 31, 1995. Referenced in Parts I and II of the December 31, 1995 Annual Report on Form 10-K, Items 1, 5, 6, 7 and 8.
     (2) The 1996 Proxy Statement, dated March 29, 1996. Referenced in Part III of the December 31, 1995 Annual Report on Form 10-K, Items 10, 11, 12 and 13.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

State Bancorp, Inc. (the "Company") was incorporated under the laws of the State of New York on November 18, 1985. The acquisition by the Company of 100% of the outstanding shares of State Bank of Long Island (the "Bank"), on a share for share basis, was consummated as of the close of business on June 24, 1986.

The Company has no other subsidiaries and does not engage in any activities other than acting as holding company for the common stock of the Bank. The business of the Company is conducted through the Bank, which continues to conduct its business in the same manner and from the same offices as it had done before the effective date of the reorganization. The Bank, therefore, accounts for all of the consolidated assets and revenues of the Company.

The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended. The Bank is subject to periodic examination and regulation by the State of New York Banking Department and the Federal Deposit Insurance Corporation.

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located substantially in the eastern end of Queens County, Nassau County and the western end of Suffolk County. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products and offers a consumer debit card with membership in a national ATM network. The Bank currently has ATMs at five of its eight branch locations. The Bank also offers its retail customers the ability to verify their account balances, affect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system.

There is strong competition in the area serviced by the Bank from branches of several savings banks and savings and loan associations, as well as branches of the major New York City banks. Of these, the Bank is considerably smaller in size than virtually all of its commercial competitors, and approximates the size of only one or two of its thrift competitors. Nonetheless, the Bank has demonstrated the ability to compete profitably with larger financial institutions.

The Bank's business is not of a seasonal nature nor does it depend on one or a few large customers for its existence. The Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its depositors. The Bank's nature and conduct of business have remained unchanged since year end 1994.

In 1979, the Bank established the New Hyde Park Leasing Corporation to lease various types of commercial equipment. During 1994, the Bank established SB ORE Corp. to hold foreclosed property acquired in connection with extensions of credit. Total operating income and income before income taxes of these subsidiaries are less than ten percent of the respective amounts for the consolidated entity.

Compliance with provisions regulating environmental controls will have no effect upon the capital expenditures, earnings or competitive position of the Company.

The Company employed 174 full-time and part-time officers and employees as of December 31, 1995.

STATISTICAL INFORMATION

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 1995 Annual Report to stockholders. The Company's statistical information may be found on pages 30 - 34.

ITEM 2.   PROPERTIES

The main office of the Company is located at the Bank's main branch at 699 Hillside Avenue, New Hyde Park, N.Y. The lease on the land used by the Bank expires on March 27, 2009 and contains an option to renew for an additional ten-year period.

The Bank's lending division is located at the Triad office complex, 1981 Marcus Avenue, Lake Success, N.Y. This lease expires on March 31, 1997 and contains an option to renew for an additional five-year period. The Bank's Regional Financial Centers are located at the Jericho Atrium, 500 North Broadway, Jericho, N.Y. and at 2 Lincoln Avenue, Rockville Centre, N.Y. The Jericho lease expires on May 31, 1997 and the Rockville Centre lease expires on October 31, 1997.

The Bank operates full service branches at 501 North Broadway, Jericho, N.Y.; 580 East Jericho Turnpike, Huntington, N.Y.; 740 Veterans Memorial Highway, Hauppauge, N.Y.; 339 Nassau Boulevard, Garden City South, N.Y.

and 135 South Street, Oyster Bay, N.Y. The Jericho lease expires on October 31, 2011 and contains a twelve-year renewal option. The Huntington lease expires on December 31, 1999 and has two five-year renewal options. The Bank's operations center is also located in the Huntington facility. The Hauppauge lease expires June 30, 2005 and contains two ten-year renewal options. The Garden City South and Oyster Bay facilities are owned by the Company.

The fixtures and equipment contained in these operating facilities are owned or leased by the Bank. The Company considers that all of its premises, fixtures and equipment are adequate for the conduct of its business.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings, other than ordinary, routine litigation incidental to the banking business. In the opinion of management, liabilities, if any, resulting from these matters would not have a material adverse effect on the consolidated financial statements of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     (a) Incorporated herein by reference is the Company's 1995 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 35 thereof, below the Selected Quarterly Financial Data.

     (b) At December 31, 1995, the approximate number of equity stockholders were as follows:

               (1)                                (2)

          Title of Class                   Number of Record Holders
          --------------                   ------------------------

          Common Stock                            1,207


     (c) Annual cash dividends of 57, 29, and 26 cents per share, restated to give retroactive effect to stock dividends, were paid in 1995, 1994, and 1993, respectively. Annual stock dividends of 10% were paid in 1995, 1994 and 1993. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     (a) Incorporated herein by reference is the Company's 1995 Annual Report to Stockholders. The Company's five year summary of operations may be found on page 36.

     (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     (a) Incorporated herein by reference is the Company's 1995 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 24 - 29.

     (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.


     (c) As of December 31, 1995, the Company had no material commitments for capital expenditures.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the Company's 1995 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 6. Reference again is made to State Bancorp, Inc.'s 1995 Annual Report to Stockholders for the Company's audited Statements of Consolidated Earnings, Cash Flows and Stockholders' Equity for each of the three years in the period ended December 31, 1995. These items may be found on pages 8 - 10.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Incorporated herein by reference is the Company's 1996 Proxy Statement, dated March 29, 1996. The identification of the directors of the Company may be found on pages 10 - 12.

     (b) Incorporated herein by reference is the Company's 1996 Proxy Statement, dated March 29, 1996. The identification of the executive officers of the Company may be found under "Principal Officers" on page 2.

          There exists no family relationships between any director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 1996 Proxy Statement, dated March 29, 1996. Management remuneration may be found on page 3.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated herein by reference is the Company's 1996 Proxy Statement, dated March 29, 1996. Security ownership of certain beneficial owners and management may be found on page 14.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 1996 Proxy Statement, dated March 29, 1996. Certain relationships and related transactions may be found on page 10.

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

     Included in the 1995 Annual Report to Stockholders of State Bancorp, Inc. and enclosed herewith, are the following financial statements and notes thereon:

     - Consolidated Balance Sheets as of December 31, 1995 and 1994.

     - Consolidated Statements of Condition of State Bank of Long Island as of December 31, 1995 and 1994.

     - Statements of Consolidated Earnings for the years ended December 31, 1995, 1994 and 1993.

     - Statements of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993.

     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     - Summary of Significant Accounting and Reporting Policies (1)

     - Securities Held to Maturity and Securities Available for Sale (2)

     - Loans - Net (3)

     - Allowance for Possible Credit Losses (4)

     - Bank Premises and Equipment - Net (5)

     - Other Assets (6)

     - Lines of Credit (7)

     - Income Taxes (8)

     - Stockholders' Equity (9)

     - Employee Benefit Plans (10)

     - Commitments and Contingent Liabilities (11)

     - State Bancorp, Inc. (Parent Company Only) (12)

     - Financial Instruments with Off-Balance Sheet Risk (13)

     - Disclosures about Fair Value of Financial Instruments (14)

     - Regulatory Matters (15)


     INDEPENDENT AUDITORS' REPORT

     Schedules are omitted because they are not applicable or because required information is shown in the consolidated financial statements or the notes thereto.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)  Exhibits

EXHIBIT    ITEM                       METHOD OF FILING
- -------    ----                       ----------------
NO.
- ---

(3)    Articles of incorporation      Incorporated by reference from
       and by-laws                    exhibit B to the Company's
       a) Articles of                 Registration Statement on Form S-4,
       incorporation                  file No. 33-2958, Filed February 3, 1986.

       b) By-laws, as amended         Incorporated by reference from
                                      exhibit 3b to the Company's
                                      December 31, 1990 Form 10-K.

(4)    Instruments defining the       Pages 22-28 of the above referenced
       rights of security holders     Registration Statement.

(10)   Material contracts

       a)   Deferred compensation     Incorporated by reference from
            plan                      exhibit 10b to the Company's
                                      December 31, 1986 Form 10-K.

       b)   (i)   Directors'          Incorporated by reference from
            incentive retirement      exhibit 10c to the Company's
            plan                      December 31, 1986 Form 10-K.

       b)   (ii) Agreements of        Incorporated by reference from
            participants              exhibit 10b (ii) to the Company's
            surrendering their        December 31, 1992 Form 10-K.
            rights under the
            directors' incentive
            retirement plan.

       b)   (iii) Agreements of       Filed herein.
            participants
            modifying agreements
            described in item b)
            (ii)

       c)   1987 incentive stock      Incorporated by reference from
            option plan, as           exhibit 10c to the Company's
            amended                   December 31, 1991 Form 10-K.

       d)   1994 incentive stock      Incorporated by reference from
            option plan               exhibit 10d to the Company's
                                      December 31, 1993 Form 10-K.

       e)   (i) Executive             Incorporated by reference from
            severance plan no.1       exhibit 10f to the Company's
                                      December 31, 1987 Form 10-K.

       e)   (ii) Executive            Incorporated by reference from
            severance plan no.2       exhibit 10d to the Company's
                                      December 31, 1990 Form 10-K.

       e)   (iii) Executive           Filed herein
            severance plan no.3

       e)   (iv) Executive            Filed herein
            severance plan no.4

       e)   (v) Executive             Filed herein
            severance plan no.5


       f)   State Bank of Long        Incorporated by reference from
            Island 401k               exhibit 10g to the Company's
            retirement plan and       December 31, 1987 Form 10-K.
            trust

       g)   State Bancorp, Inc.       Incorporated by reference from
            employee stock            exhibit 10g to the Company's
            ownership plan            December 31, 1987 Form 10-K.

       h)   Deferred compensation     Filed herein
            agreement

(13)   Annual report to               Filed herein
       stockholders

(24)   Independent Auditors'          Filed herein
       Consent

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,


                                           STATE BANCORP, INC.

                               By:   s/Thomas F. Goldrick, Jr., Chairman & Pres.
                                     -------------------------------------------
                                     Thomas F. Goldrick, Jr., Chairman & Pres.

                               Date:              March 26, 1996
                                     -------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature


s/Thomas F. Goldrick, Jr.        Chairman of the Board and President   3/26/96
- -------------------------        (Principal Executive Officer)         -------
Thomas F. Goldrick, Jr.

s/Daniel T. Rowe                 Secretary                             3/26/96
- -------------------------        (Principal Financial Officer)         -------
Daniel T. Rowe

s/Brian K. Finneran              Comptroller                           3/26/96
- -------------------------                                              -------
Brian K. Finneran

s/Gary Holman                    Vice Chairman of the Board            3/26/96
- -------------------------                                              -------
Gary Holman

s/Robert J. Grady                Director                              3/26/96
- -------------------------                                              -------
Robert J. Grady

s/Carl R. Bruno                  Director                              3/26/96
- -------------------------                                              -------
Carl R. Bruno

s/J. Robert Blumenthal           Director                              3/26/96
- -------------------------                                              -------
J. Robert Blumenthal

s/Richard W. Merzbacher          Director                              3/26/96
- -------------------------                                              -------
Richard W. Merzbacher

s/Joseph F. Munson               Director                              3/26/96
- -------------------------                                              -------
Joseph F. Munson

s/John F. Picciano               Director                              3/26/96
- -------------------------                                              -------
John F. Picciano

s/Raymond M. Piacentini          Director                              3/26/96
- -------------------------                                              -------
Raymond M. Piacentini

                                 Director                              -------
- -------------------------
Suzanne Rueck