Form 10-Q
period 1996-03-31
STATE BANCORP INC
filed 1996-05-10
CIK 723458

------------------------------------------
                      FORM 10-Q
      ------------------------------------------



          SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                 -----------------------
For  the  quarter  ended:            March 31, 1996
                                 -----------------------


[   ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

         For the transition period from _____ to _____.


               -----------------------------------------
                          STATE BANCORP, INC.
               -----------------------------------------

         (Exact  name  of  registrant  as  specified  in  its  charter)


          NEW YORK                            11  -  2846511

                                (I.R.S.  Employer  Identification  Number)


               699  Hillside  Avenue, New  Hyde  Park,  N.Y.   1 1 0 4 0

               (Address  of  principal  executive  offices)    (Zip  Code)


                           (5 1 6) 4 3 7 - 1 0 0 0

              (Registrant's telephone number, including area code)


                                Not Applicable
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes            X            No
                                ----------------      --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the practicable date: 4,244,552 shares of common stock outstanding as of April 30,1996

               ---------------------------------------
                         STATE BANCORP, INC.
               ---------------------------------------


                             FORM 10-Q



                               INDEX



- ------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION
- ------------------------------------------------------------------------

Item 1.      Consolidated Financial Statements                             Page
                                                                           ----
Consolidated Balance Sheets-March 31, 1996 and December 31, 1995 (Unaudited) 1.

Statements of Consolidated Earnings for the Three Months Ended
March 31, 1996 and 1995 (Unaudited)                                          2.

Statements of Consolidated Cash Flows for the Three Months
Ended March 31, 1996 and 1995 (Unaudited)                                    3.

Consolidated Statements of Stockholders'Equity for the Three Months
Ended March 31, 1996 and 1995 (Unaudited)                                    4.

Notes to Unaudited Consolidated Financial Statements                         4.


Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                         6.



- ------------------------------------------------------------------------
PART II.     OTHER INFORMATION
- ------------------------------------------------------------------------

Item 1.    Legal Proceedings  -  None                                       N/A

Item 2.    Changes in Securities  -  None                                   N/A

Item 3.    Defaults upon Senior Securities  -  None                         N/A

Item 4.    Submission of Matters to a Vote of Security Holders - None       N/A

Item 5.    Other Information  -  None                                       N/A

Item 6.    Exhibits and Reports on Form 8-K - None                          N/A



- --------------------------------
SIGNATURES                                                                  11.
- --------------------------------

- ------------------------------------------------
 ITEM 1 - FINANCIAL STATEMENTS
- ------------------------------------------------

- -------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
- -------------------------------------------------------------------




- ------------------------------
ASSETS:                                         1996                 1995
- ------------------------------             ---------------       --------------

 CASH & DUE FROM BANKS                        $18,486,057         $45,853,678
 SECURITIES PURCHASED UNDER AGREEMENTS
 TO RESELL                                              0          76,000,000
                                           ---------------       --------------

 CASH AND CASH EQUIVALENTS                     18,486,057         121,853,678

 SECURITIES:
 HELD TO MATURITY (APPROXIMATE MARKET VALUE -
  $27,156,048 IN 1996 AND $28,224,224 IN 1995) 27,135,070          28,222,798
 AVAILABLE FOR SALE  - AT MARKET VALUE        191,918,737         204,391,430
                                           ---------------       -------------

 TOTAL SECURITIES                             219,053,807         232,614,228

 LOANS - NET OF ALLOWANCE FOR POSSIBLE        295,882,671         282,574,525
  CREDIT LOSSES($4,781,048 IN 1996 AND
  $5,004,216 IN 1995)
 BANK PREMISES AND EQUIPMENT - NET              3,007,935           2,959,399
 OTHER ASSETS                                  11,748,391          10,948,638

- ------------------------------             ---------------       -------------
TOTAL ASSETS                                 $548,178,861        $650,950,468
- ------------------------------             ===============       =============

- ------------------------------
LIABILITIES:
- ------------------------------
 DEPOSITS:
  DEMAND                                      $82,513,481         $72,821,175
  SAVINGS                                     176,939,919         245,970,879
  TIME                                        175,949,140         178,947,900
                                           ---------------       -------------
 TOTAL DEPOSITS                               435,402,540         497,739,954

 FEDERAL FUNDS PURCHASED                        5,000,000          17,000,000
 SECURITIES SOLD UNDER AGREEMENTS TO
  REPURCHASE                                   64,991,465          83,217,774
 OTHER SHORT-TERM BORROWINGS                            0          10,000,000
 ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES  2,024,098           2,405,188

- -------------------------------            ---------------       -------------
TOTAL LIABILITIES                            507,418,103          610,362,916
- -------------------------------            ---------------       -------------

- -------------------------------
STOCKHOLDERS' EQUITY:
- -------------------------------
 COMMON STOCK, $5.00 PAR VALUE,
  AUTHORIZED 10,000,000 SHARES; ISSUED
  4,222,307 IN 1996 AND 4,211,912 IN 1995     21,111,535           21,059,560
  SURPLUS                                     16,490,132           16,402,404
  RETAINED EARNINGS                            4,164,937            3,159,000
  UNREALIZED NET LOSS ON SECURITIES AVAILABLE
   FOR SALE (NET OF DEFFERED INCOME TAX BENEFIT
   OF $706,232 IN 1996 AND $23,456 IN 1995)   (1,005,846)             (33,412)

- --------------------------------           ---------------       -------------
 TOTAL STOCKHOLDERS' EQUITY                   40,760,758           40,587,552
- --------------------------------           ---------------       -------------

- ------------------------------------------ ---------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $548,178,861         $650,950,468
- ------------------------------------------ ===============       =============

- ------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
- ------------------------------------------

- -------------------------------------------------------------------------------
STATE BANCORP AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31,1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------
                                                    THREE MONTHS
                                    -------------------------------------------
                                    ----------------          -----------------
                                          1996                       1995
                                    ----------------          -----------------
- ------------------------
INTEREST INCOME:
- ------------------------
LOANS                                    $6,894,725                 $5,860,842
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL       424,001                    126,146
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                 339,160                    398,439
   STATES AND POLITICAL SUBDIVISIONS        372,978                    560,141
   MORTGAGE-BACKED SECURITIES             2,258,514                  1,805,068
   GOVERNMENT AGENCY SECURITIES             418,395                     10,853
   OTHER SECURITIES                          25,333                    175,000

                                    ----------------          -----------------
TOTAL INTEREST INCOME                    10,733,106                  8,936,489
                                    ----------------          -----------------
- ------------------------
INTEREST EXPENSE:
- ------------------------
TIME CERTIFICATES OF DEPOSIT OF
 $100,000 OR MORE                         1,815,654                  1,183,383
OTHER DEPOSITS AND TEMPORARY BORROWINGS   3,081,940                  2,895,047
                                    ----------------          -----------------
TOTAL INTEREST EXPENSE                    4,897,594                  4,078,430
                                    ----------------          -----------------

NET INTEREST INCOME                       5,835,512                  4,858,059
PROVISION FOR POSSIBLE CREDIT LOSSES        375,000                    375,000
                                    ----------------          -----------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE CREDIT LOSSES               5,460,512                  4,483,059
                                    ----------------          -----------------

- ------------------------
OTHER INCOME:
- ------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS         320,247                    274,897
NET SECURITY GAINS (LOSSES)                  25,193                    (41,443)
OTHER OPERATING INCOME                       99,080                    112,889
                                    ----------------          -----------------
TOTAL OTHER INCOME                          444,520                    346,343

                                    ----------------          -----------------
INCOME BEFORE OPERATING EXPENSES          5,905,032                  4,829,402
                                    ----------------          -----------------

- -------------------------
OPERATING EXPENSES:
- -------------------------
SALARIES  AND  OTHER  EMPLOYEE
 BENEFITS                                 2,194,914                  1,859,197
OCCUPANCY                                   346,162                    327,238
EQUIPMENT                                   130,244                    124,642
DEPOSIT  ASSESSMENT  FEES                    59,558                    205,989
AMORTIZATION  OF  INTANGIBLES               152,221                    159,367
OTHER  OPERATING  EXPENSES                  783,306                    688,706
                                    ----------------          -----------------
TOTAL OPERATING EXPENSES                  3,666,405                  3,365,139
                                    ----------------          -----------------

INCOME BEFORE INCOME TAXES                2,238,627                  1,464,263
PROVISION FOR INCOME TAXES                  810,477                    435,323
- --------------------------          ----------------          -----------------
NET INCOME                               $1,428,150                 $1,028,940
- --------------------------          ----------------          -----------------

- --------------------------
EARNINGS PER COMMON SHARE                     $0.34                      $0.25
- --------------------------          ----------------          -----------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                4,220,259                  4,133,916
- --------------------------          ----------------          -----------------

- -----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
- -----------------------------------------------------------------

- --------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------

- ----------------------------------          --------------      --------------
OPERATING ACTIVITIES:                            1996                 1995
- ----------------------------------          --------------      --------------

NET INCOME                                     $1,428,150         $1,028,940
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  PROVISION FOR POSSIBLE CREDIT LOSSES           375,000             375,000
  DEPRECIATION AND AMORTIZATION OF BANK
     PREMISES AND EQUIPMENT                      132,446              89,743
  AMORTIZATION OF INTANGIBLES                    152,221             159,367
  AMORTIZATION OF NET PREMIUM ON SECURITIES      335,059             271,093
  NET SECURITY (GAINS) LOSSES                    (25,193)             41,443
  (INCREASE) DECREASE IN OTHER ASSETS, NET      (269,199)            740,471
  (DECREASE) INCREASE IN ACCRUED EXPENSES,
     TAXES AND OTHER  LIABILITIES               (382,112)            352,694
                                            -------------        ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      1,746,372           3,058,751
                                            -------------        ------------
- ----------------------------------
INVESTING ACTIVITIES:
- ----------------------------------

  PROCEEDS FROM MATURITIES OF SECURITIES
     HELD TO MATURITY                          2,323,601              3,841,923
  PURCHASES OF SECURITIES HELD TO MATURITY    (1,247,000)            (2,324,355)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                 12,421,815             18,075,111
  PROCEEDS FROM MATURITIES OF SECURITIES
     AVAILABLE FOR SALE                       48,256,047              5,952,443
  PURCHASES OF SECURITIES AVAILABLE FOR SALE (50,159,118)           (24,321,067)
  (INCREASE) DECREASE IN LOANS - NET         (13,683,146)             2,566,136
  PURCHASES OF BANK PREMISES AND EQUIPMENT      (180,982)              (223,166)
                                            --------------       --------------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES                                  (2,268,783)             3,567,025
                                            --------------       --------------
- ----------------------------------
FINANCING ACTIVITIES:
- ----------------------------------

  (DECREASE) INCREASE IN DEMAND AND SAVINGS
    DEPOSITS                                 (59,338,654)            17,337,758
  (DECREASE) INCREASE IN TIME DEPOSITS        (2,998,760)                 3,118
  DECREASE IN FEDERAL FUNDS PURCHASED        (12,000,000)           (12,700,000)
  DECREASE IN SECURITIES SOLD UNDER
    AGREEMENTS TO REPURCHASE                 (18,226,309)           (30,448,730)
  (DECREASE) INCREASE IN OTHER SHORT-TERM
    BORROWINGS                               (10,000,000)             8,000,000
  CASH DIVIDENDS PAID                           (421,191)                     0
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN                              138,325                 31,752
  PROCEEDS FROM STOCK OPTIONS EXERCISED            1,378                    847

                                          ---------------        ---------------
NET CASH USED IN FINANCING ACTIVITIES       (102,845,211)           (17,775,255)
                                          ---------------        ---------------

- -----------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS   (103,367,621)           (11,149,479)
- -----------------------------------------

- -------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1        121,853,678             24,966,956
- -------------------------------------

- -------------------------------------     ---------------        ---------------
CASH AND CASH EQUIVALENTS - MARCH 31         $18,486,057            $13,817,477
- -------------------------------------     ---------------        ---------------

- -------------------------------------
SUPPLEMENTAL DATA:
- -------------------------------------
 INTEREST PAID                                $5,060,275             $4,136,176
 TAXES PAID                                     $422,875                $87,780

- --------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
- --------------------------------------------------------------------------------
                                                                                 UNREALIZED
                                                                               NET (LOSS) GAIN
                                                                                ON SECURITIES
                                     COMMON                      RETAINED         AVAILABLE
                                     STOCK         SURPLUS       EARNINGS          FOR SALE          TOTAL
BALANCE,  JANUARY 1,  1996        $21,059,560    $16,402,404    $3,159,000     $     (33,412)   $40,587,552

NET INCOME                                                       1,428,150                        1,428,150

CASH DIVIDENDS DECLARED
  ($0.10 PER SHARE)                                               (422,213)                        (422,213)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (10,216 SHARES
  AT 95% OF MARKET VALUE)              51,080         87,245                                        138,325

STOCK OPTIONS EXERCISED                   895            483                                          1,378

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                     (972,434)     (972,434)

- ------------------------------ ---------------  --------------  -------------   ---------------   ------------
BALANCE,  MARCH 31,  1996         $21,111,535      $16,490,132    $4,164,937      $ (1,005,846)    $40,760,758
- ------------------------------ ---------------  --------------  -------------   ---------------   ------------

BALANCE,  JANUARY 1,  1995        $18,764,095      $13,114,916    $5,201,989      $   (910,530)    $36,170,470

NET INCOME                                                         1,028,940                         1,028,940

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (3,260 SHARES
  AT 95% OF MARKET VALUE)              16,300           15,452                                          31,752

STOCK OPTIONS EXERCISED                   500              347                                             847

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                       553,688         553,688


- ----------------------------- ----------------   --------------   ------------  ---------------   -------------
BALANCE,  MARCH 31,  1995         $18,780,895      $13,130,715      $6,230,929    $  (356,842)     $37,785,697
- ----------------------------- ----------------   --------------   ------------  ---------------   -------------

- -------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

- ---------------------------------
FINANCIAL STATEMENT PRESENTATION
- ---------------------------------

      In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 1996 and December 31, 1995 and its consolidated results of operations and changes in cash flows and stockholders' equity for the three months ended March 31, 1996 and 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.

- ---------------------
STOCKHOLDERS' EQUITY
- ---------------------

      Common shares issued have been adjusted to reflect a 10% stock dividend issued on July 5, 1995.

- --------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- --------------------------------------------------------------------------------

- -------------------
EARNINGS PER SHARE
- -------------------

      Earnings per share are computed based on the weighted average number of common shares outstanding after giving retroactive effect to stock dividends. The impact of the assumed exercise of stock options is immaterial or anti-dilutive in all periods presented.

- ------------------------------------------------------------
UNREALIZED NET (LOSS) GAIN ON SECURITIES AVAILABLE FOR SALE
- ------------------------------------------------------------

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

- ------------------------------------------------------------
ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- ------------------------------------------------------------

     Activity in the allowance for possible credit losses for the three months ended March 31, 1996 and 1995 is as follows:

                                     ---------------           ----------------
                                          1996                        1995
                                     ---------------           ----------------

Balance, January 1                      $5,004,216                 $4,928,521
Provision charged to income                375,000                    375,000
Charge-offs, net of recoveries
  of $35,705 in 1996 and
  $19,221 in 1995                         (598,168)                  (49,238)
                                     ---------------           ----------------

Balance, March 31                       $4,781,048                $5,254,283
                                     ===============           ================

- ------
LOANS
- ------

     The Company adopted Statements of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," and
No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in 1995. A loan is considered impaired under SFAS No. 114 when, based on current information and events, it is probable that the lender will not be able to collect all the principal and interest due under the contractual terms of the loan. Impaired loans subject to individual analysis consist of all nonaccrual commercial mortgages and nonaccrual commercial and industrial loans over $250,000. At March 31, 1996, total impaired loans amounted to $5,918,904 and $7,782,686 at December 31, 1995. As a result of the Company's evaluation of impaired loans, an allowance for credit losses of $798,688 and $1,177,013 was established for $4,552,416 and $6,416,198 of the total impaired loans at March 31, 1996 and December 31, 1995, respectively,with the balance of impaired loans requiring no specific allowance according to SFAS No. 114. The total average impaired loan balance was $6,450,009 for the quarter ended March 31, 1996 and $6,498,542 for the year ended December 31, 1995.

     Interest received on nonaccrual loans is either applied against principal or reported as income, according to management's judgement as to the collectibility of the principal. Interest for impaired, restructured loans is accrued in accordance with their revised terms. Total interest income recognized for impaired, nonaccrual and restructured loans was $14,734 and $14,809 during the three months ended March 31, 1996 and March 31, 1995, respectively.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - Total assets of the Company declined by $102.8 million or 15.8% to $548.2 million at March 31, 1996, when compared to December 31, 1995. A reduction of $103.4 million in cash and cash equivalents accounted for much of the asset reduction experienced by the Company. In addition to the foregoing decline, the investment securities portfolio contracted by $13.6 million to $219.1 million. Total loans outstanding, however, grew by $13.3 million or 4.7% due to a combination of an improvement in the local economy and an influx of new business due to the ongoing consolidation in the Long Island banking market.
Gross loans outstanding at March 31, 1996 totaled $300.7 million, a record level for the Company.

At March 31, 1996, total deposits decreased by $62.3 million to $435.4 million versus year-end 1995. This decline was mainly due to a $69.0 million reduction in savings deposits, the result of a seasonal outflow of short-term municipal tax deposits. The Company's municipal finance department is among the most active on Long Island and enjoys relationships with dozens of local Towns, Villages and School Districts in Nassau and Suffolk counties. The Company also experienced a decline in short-term borrowings of $40.2 million due to reductions in Federal funds purchased, securities sold under agreements to repurchase (SSUAR) and Federal Home Loan Bank overnight advances. On a positive note, demand deposits increased by $9.7 million or 13.3%, largely due to an expanded customer base arising from the ongoing efforts of the Company's lending staff.

Average assets for the first quarter of 1996 advanced by $85.1 million or 17.1% to $582.0 million from the comparable 1995 period. Increases in loans (up $40.8 million or 16.2%), money market instruments (up $22.4 million) and investment securities (up $18.1 million or 8.6%) accounted for the asset growth during the first quarter of 1996. Funding this growth were increases in demand deposits, Super NOW accounts and certificates of deposit over $100,000. Short-term money market borrowings, primarily SSUARs, also increased during the first quarter of 1996.

At March 31, 1996, the Company continued to maintain capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table (2-1) summarizes the Company's capital ratios as of March 31, 1996 and compares them to current regulatory guidelines and December 31 and March 31, 1995 actual results. As previously discussed in the 1995 Annual Report to Stockholders, the Company recently announced the terms of a Rights Offering that is expected to increase capital by approximately $10 million during the early part of the third

                             (6)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


quarter of this year. This increase in capital will be utilized to support anticipated loan growth, other investment opportunities and for general corporate purposes. It is expected that the Company's Tier I leverage ratio will approximate 8.50% after completion of a fully subscribed offering.


TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-5.00%           4.00%            8.00%

Ratios as of:
    March 31, 1996        6.91%          12.19%           13.64%
    December 31, 1995     6.56%          11.35%           12.81%
    March 31, 1995        7.26%          12.49%           14.27%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


The Company's liquidity policy emphasizes adequate, but not excessive, liquidity and the protection of net interest income from the effect of adverse movements in interest rates and the shape of the interest rate yield curve. Throughout the first quarter of 1996, the Company's liquidity position remained stable and well within acceptable industry standards. At March 31, 1996, the Company had access to $82 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. In addition, the Company had $17 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $11 million in securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings at quarter-end 1996.


2. Material Changes in Results of Operations - Net income for the three months ended March 31, 1996 was $1,428,000, a 38.8% improvement over the comparable 1995 period. The 1996 earnings increase was attributable to higher net interest income and an improvement in other income, primarily service charges on deposit accounts and higher securities transaction income.


                             (7)

Net interest income rose by 20.1% to $5.8 million, the result of an expanded earning asset base, primarily commercial loans, commercial mortgages and mortgage-backed investment securities. Other income, excluding the impact of securities transactions, improved by 8.1% in 1996 due to higher deposit service charges, and increases in ATM and wire transfer fees.

Total operating expenses grew by 9.0% during the first quarter of 1996, mainly due to increases in salaries and employee benefits arising from staff expansion in the lending group and product support areas. In addition, occupancy costs increased due to higher real estate taxes at various locations. Somewhat offsetting the operating expense increases previously described was a decline in FDIC assessment expenses due to the lowering of the assessment rate on Bank Insurance Fund (BIF) deposits during the third quarter of 1995. Despite the overall increase in operating expenses, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) improved to 57% for the first quarter of 1996 versus 60% a year ago. It continues to be the Company's stated goal to reduce this ratio to a sub-50% level as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets totaled $8.0 million at March 31, 1996, a decrease of $0.3 million versus December 31, 1995. This reduction was the result of a $1.0 million decline in nonaccrual loans, which was offset in part by a $700 thousand increase in Other Real Estate
(ORE). In addition, the level of restructured, accruing loans at March 31, 1996 decreased by $1.6 million when compared to year-end 1995. When compared to March 31, 1995, nonperforming assets increased by a modest $200 thousand, the result of a higher level of ORE. Management of the Company anticipates continued improvement in the level of nonperforming loans during 1996 as workout efforts move forward on several large credits. The provision for possible credit losses was flat (at $375 thousand) versus the first quarter of 1995. The allowance for possible credit losses amounted to $4.8 million or 1.59% of total loans at March 31, 1996 versus $5.3 million and 2.08%, respectively, at the comparable 1995 date. The allowance for credit losses as a percentage of nonperforming assets declined to 60.0% from 60.7% and 67.5% at December 31, 1995 and March 31, 1995, respectively. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.



                             (8)

- ------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS (CONTINUED)

                                         =========================================================================================
                                                                              MARCH 31, 1996
- ----------------
TABLE  2-2                                                    LIQUIDITY  AND  INTEREST  RATE  SENSITIVITY
- ----------------                         =========================================================================================

                                         =========================================================================================
($ IN THOUSANDS)                                                  SENSITIVITY  TIME  HORIZON
- -------------------------------                                                                     Noninterest
INTEREST - SENSITIVE  ASSETS :          <F1>   0 - 6  Months    6-12  Months   Over  1  Year         Sensitive          Total
- -------------------------------               --------------    ------------   -------------        -----------      -------------
Loans (net of unearned income) <F2>                $197,538          $3,048          $92,812             $7,266          $300,664
   Securities Held to Maturity <F3>                  23,700           3,056              379                               27,135
   Securities  Available  for  Sale                  31,181          16,772          143,707             1,971           193,631
   Unrealized Net Loss on Securities
         Available  for  Sale                                                                                             (1,712)
                                              --------------   -------------   -------------        -----------      -------------
    Total  Interest-Sensitive  Assets               250,707          22,876          236,898             9,237           519,718

   Cash and Due from Banks                           18,486                                                               18,486
   All  Other  Assets  <F6>                           4,194           1,970                              3,812             9,975
                                              --------------   -------------   -------------        -----------     -------------
         Total  Assets                             $273,387         $24,846         $236,898           $13,049          $548,179
                                              --------------   -------------   -------------        -----------     -------------

- ---------------------------------
INTEREST - BEARING  LIABILITIES :         <F1>
- ---------------------------------

   Savings  Accounts  <F4>                          $17,923         $17,923          $71,693                $0          $107,538
   Money  Fund  and  Now  Accounts <F5>              57,459           3,981            7,962                 0            69,402
   Time  Deposits                                   109,485          35,379           31,085                 0           175,949

                                                 --------------  -------------   ---------------     ------------      -----------
    Total  Interest-Bearing  Liabilities            184,867          57,283          110,740                 0           352,889

   Securities Sold Under Agreements to Repurchase
         Federal Funds Purchased, and Other
          Borrowings                                 69,991                                                               69,991

   All  Other  Liabilities,  Equity and
       Demand Deposits <F6>                           1,142             772              111           123,274           125,299

                                                ---------------  -------------   ---------------     -------------     -----------
         Total  Liabilities  and  Equity           $256,000         $58,055         $110,851          $123,274          $548,179
                                                ---------------  --------------- ---------------     -------------     -----------

         Cumulative  Interest-Sensitivity  Gap      $17,387        ($15,821)        $110,226                $0                $0


         Cumulative  Interest-Sensitivity  Ratio        106.%            95.%            125.%             100.%             100.%
         Cumulative  Interest-Sensitivity  Gap
            As  a  %  of  Total Assets                    6.%            (5.%)            20.%              -- %              -- %


<F1>1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
<F2>2) Nonaccrual loans are shown in the non-interest sensitive category.
<F3>3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
<F4>4) Savings deposits are assumed to decline ratably over a three-year period.
<F5>5) Now accounts are assumed to decline ratably over a two-year period.
<F6>6) Other Assets and Liabilities are shown according to payment schedule or reasonable estimate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (CONTINUED)

- ----------------------
TABLE 2 - 3
- ----------------------

- --------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR CREDIT LOSSES
MARCH 31, 1996 VERSUS DECEMBER 31, 1995  AND  MARCH 31, 1995
(DOLLARS IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                                              PERIOD ENDED:
                                                                         --------------------------------------------------------
NONPERFORMING ASSETS BY TYPE                                                  3/31/96             12/31/95              3/31/95
                                                                         --------------       --------------       --------------

NONACCRUAL LOANS                                                                $7,266               $8,247               $7,287

OTHER REAL ESTATE                                                                  700                    0                  493
                                                                         --------------       --------------       --------------

                                                                         --------------       --------------       --------------
    TOTAL NONPERFORMING ASSETS                                                  $7,966               $8,247               $7,780
                                                                         --------------       --------------       --------------

RESTRUCTURED,  ACCRUING  LOANS                                                   1,748                3,344                1,843

LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                           $4,525                 $337                 $716

GROSS  LOANS  OUTSTANDING                                                     $300,731             $287,643             $252,610
TOTAL  STOCKHOLDERS'  EQUITY                                                   $40,761              $40,588              $37,786

                                                                                                      QUARTER ENDED:
                                                                      ------------------------------------------------------------
ANALYSIS OF THE ALLOWANCE FOR
  CREDIT LOSSES                                                               3/31/96             12/31/95              3/31/95
                                                                         --------------       --------------       --------------

BEGINNING BALANCE                                                               $5,004               $5,279               $4,929

ADD: PROVISION                                                                     375                   75                  375

LESS: NET CHARGE-OFFS                                                              598                  350                   50
                                                                         --------------       --------------       --------------

                                                                         --------------       --------------       --------------
    ENDING BALANCE                                                              $4,781               $5,004               $5,254
                                                                         --------------       --------------       --------------

KEY  RATIOS  AT  PERIOD-END:

ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                             1.59%                1.74%                2.08%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                      2.42%                2.87%                2.88%

NONPERFORMING ASSETS AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE                                                    2.64%                2.87%                3.07%

ALLOWANCE FOR CREDIT LOSSES AS A %
   OF NONACCRUAL LOANS                                                           65.80%               60.68%               72.10%

ALLOWANCE FOR CREDIT LOSSES AS A %
   OF NONPERFORMING ASSETS                                                       60.02%               60.68%               67.53%


                     -------------------------------
                               SIGNATURES
                     -------------------------------






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






       -------------------------------------------------------------
                            STATE BANCORP, INC.
       -------------------------------------------------------------







    5/9/96                                     s / Daniel T. Rowe
- ----------------                 ----------------------------------------------
     Date                                   Daniel T. Rowe, Secretary
                                          (Principal Financial Officer)






    5/9/96                                   s / Brian K. Finneran
- ----------------                 ----------------------------------------------
     Date                                Brian K. Finneran, Comptroller

















                              (11)