Form 10-K/A
period 1995-12-31
STATE BANCORP INC
filed 1996-05-16
CIK 723458

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following is a three-year comparison of dividends and stock prices:

                                            1995        1994       1993
                                            ----        ----       ----

Annual cash dividends paid . . . . .        $.57        $.29       $.26
Annual stock dividends issued. . . .          10%         10%        10%


The Company's common stock trades on the NASDAQ Small-Cap market under the symbol STBC. The following over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As quoted by the National Association of Securities Dealers, Inc., the approximate high and low bid prices for the years ended December 31, 1995, 1994 and 1993 were as follows:


                                       FIRST     SECOND      THIRD     FOURTH
                                      QUARTER    QUARTER    QUARTER    QUARTER
                                      -------    -------    -------    -------

1995
   High Bid. . . . . . . . .           12         12 1/2     12 1/4    14 1/4
   Low Bid . . . . . . . . .           10 1/4     11 3/8     12        12 1/4

1994
   High Bid. . . . . . . . .           10 1/4      11        11        11
   Low Bid . . . . . . . . .           10           9 3/4    10 1/2    10

1993
   High Bid. . . . . . . . .           10 1/8     10 1/4      9 5/8     10
   Low Bid . . . . . . . . .           10          8 3/4      8 3/4      9 1/4


At December 31, 1995, the approximate number of record holders of the Company's Common Stock was 1,207.

                                SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      State Bancorp, Inc.
                                          (Registrant)



Date: May 16, 1996                    By: /s/ Brian K. Finneran
                                          ---------------------
                                          Brian K. Finneran,
                                            Comptroller