Form 10-K/A
period 1995-12-31
STATE BANCORP INC
filed 1996-05-29
CIK 723458

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




                                      State Bancorp, Inc.
                                          (Registrant)



Date: May 29, 1996                    By: /s/ Brian K. Finneran
                                          ---------------------
                                          Brian K. Finneran,
                                            Comptroller

        c)  1987 incentive stock        Incorporated by reference from
            option plan, as             exhibit 10c to the Company's
            amended                     December 31, 1991 Form 10-K.

        d)  1984 incentive stock        Incorporated by reference from
            option plan                 exhibit 10d to the Company's
                                        December 31, 1993 Form 10-K.

        e)  (i)   Executive             Incorporated by reference from
            severance plan no. 1        exhibit 10f to the Company's
                                        December 31, 1987 Form 10-K.

        e)  (ii)  Executive             Incorporated by reference from
            severance plan no. 2        exhibit 10d to the Company's
                                        December 31, 1990 Form 10-K.

        e)  (iii) Executive             Filed herein
            severance plan no. 3

        e)  (iv)  Executive             Filed herein
            severance plan no. 4

        e)  (v)   Executive             Filed herein
            severance plan no. 5

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

        h)  Deferred compensation       Filed herein
            agreement

(13)    Annual report to                Filed herein
        stockholders

(24)    Independent Auditor's           Filed herein
        Consent

(27)    Financial Data Schedule         Filed herein