Form 10-Q
period 1996-06-30
STATE BANCORP INC
filed 1996-08-14
CIK 723458

------------------------------------------
                                   FORM 10-Q
                   ------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934.


                           ----------------------------
For  the  quarter  ended:         June 30, 1996
                           ----------------------------


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934.


                 For the transition period from _____ to _____.


                  -----------------------------------------
                              STATE BANCORP, INC.
                  -----------------------------------------

        (Exact  name  of  registrant  as  specified  in  its  charter)


         NEW YORK                                   11  -  2846511
- ------------------------             ------------------------------------------
(State or other jurisdiction         (I.R.S.  Employer  Identification  Number)
of incorporation or organization)


699 Hillside Avenue, New Hyde Park, N.Y.                        1 1 0 4 0
- --------------------------------------------                 -------------
(Address  of  principal  executive  offices)                 (Zip  Code)


                          (5 1 6) 4 3 7 - 1 0 0 0
                          -----------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
- -------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               ---------------------------
                               Yes            X            No
                               ---------------------------   --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
- -------------------------------------------------------------------------------
     4,614,373 shares of common stock outstanding as of July 31, 1996.
- -------------------------------------------------------------------------------

                    ---------------------------------------
                              STATE BANCORP, INC.
                    ---------------------------------------



                                   FORM 10-Q


                                     INDEX



- --------------------------------------------------
PART I.     FINANCIAL INFORMATION                                         Page
- --------------------------------------------------                        ----

Item 1.      Consolidated Financial Statements

  Consolidated Balance Sheets - June 30, 1996 and December 31, 1995
  (Unaudited)                                                               1.

  Statements of Consolidated Earnings for the Three and Six Months Ended
  June 30, 1996 and 1995 (Unaudited)                                        2.

  Statements of Consolidated Cash Flows for the Six Months Ended
  June 30, 1996 and 1995 (Unaudited)                                        3.

  Consolidated Statements of Stockholders' Equity for the Six Months Ended
  June 30, 1996 and 1995 (Unaudited)                                        4.

  Notes to Unaudited Consolidated Financial Statements                      4.


Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    6.


- ---------------------------------------------------
PART II.     OTHER INFORMATION
- ---------------------------------------------------

Item 1.    Legal Proceedings  -  None                                     N/A

Item 2.    Changes in Securities  -  None                                 N/A

Item 3.    Defaults upon Senior Securities  -  None                       N/A

Item 4.    Submission of Matters to a Vote of Security Holders            13.

Item 5.    Other Information  -  None                                     N/A

Item 6.    Exhibits and Reports on Form 8-K                               14.



- --------------------------------
SIGNATURES                                                                15.
- --------------------------------

- ---------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
- ---------------------------------------------------

- -----------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
- -----------------------------------------------------------------------

- ----------------------------------
ASSETS:                                         1996                    1995
- ----------------------------------         ------------            ------------

CASH & DUE FROM BANKS                       $23,372,139             $45,853,678
SECURITIES PURCHASED UNDER AGREEMENTS
TO RESELL                                             0              76,000,000
                                           ------------            ------------
CASH AND CASH EQUIVALENTS                    23,372,139             121,853,678

SECURITIES:
HELD TO MATURITY (APPROXIMATE MARKET
VALUE - $12,945,040 IN 1996 AND
$28,224,224 IN 1995)                         12,947,903              28,222,798
AVAILABLE FOR SALE  - AT MARKET VALUE       206,558,258             204,391,430
                                           ------------            ------------
TOTAL SECURITIES                            219,506,161             232,614,228

LOANS - NET OF ALLOWANCE FOR POSSIBLE
LOAN LOSSES($5,180,022 IN 1996 AND
$5,004,216 IN 1995)                         312,516,937             282,574,525
BANK PREMISES AND EQUIPMENT - NET             3,038,530               2,959,399
OTHER ASSETS                                 11,898,502              10,948,638

- ----------------------------------         ------------            ------------
TOTAL ASSETS                               $570,332,269            $650,950,468
- ----------------------------------          ===========             ===========

- ----------------------------------
LIABILITIES:
- ----------------------------------
DEPOSITS:
 DEMAND                                     $88,622,208             $72,821,175
 SAVINGS                                    169,346,750             245,970,879
 TIME                                       195,785,055             178,947,900
                                            -----------             -----------
 TOTAL DEPOSITS                             453,754,013             497,739,954

 FEDERAL FUNDS PURCHASED                     14,500,000              17,000,000
 SECURITIES SOLD UNDER AGREEMENTS
 TO REPURCHASE                               59,111,500              83,217,774
 OTHER SHORT-TERM BORROWINGS                          0              10,000,000
 ACCRUED EXPENSES, TAXES AND OTHER
 LIABILITIES                                  1,654,004               2,405,188

 ----------------------------------        ------------            ------------
 TOTAL LIABILITIES                          529,019,517             610,362,916
 ----------------------------------        ------------            ------------

 ----------------------------------
 STOCKHOLDERS' EQUITY:
 ----------------------------------
COMMON STOCK, $5.00 PAR VALUE,
 AUTHORIZED 20,000,000 SHARES;
 ISSUED 4,599,067 IN 1996 AND
 4,211,912 IN 1995                           22,995,335             21,059,560
 SURPLUS                                     19,554,997             16,402,404
 RETAINED EARNINGS                              467,571              3,159,000
 UNREALIZED NET LOSS ON SECURITIES
 AVAILABLE FOR SALE (NET OF DEFFERED
 INCOME TAX BENEFIT OF $1,197,233
 IN 1996 AND $23,456 IN 1995)                (1,705,151)               (33,412)

- -----------------------------------        ------------           ------------
TOTAL STOCKHOLDERS' EQUITY                   41,312,752             40,587,552
- -----------------------------------        ------------           ------------

- ------------------------------------------ ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $570,332,269           $650,950,468
- ------------------------------------------ ============           ============

- -------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
- -------------------------------------------------------------

- ------------------------------------------------------------------------------
STATE BANCORP AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30,1996 AND 1995 (UNAUDITED)
- ------------------------------------------------------------------------------
                                     ----------------------------------   ------------------------------------
                                                THREE MONTHS                           SIX MONTHS
                                     ----------------------------------   ------------------------------------
                                     ---------------    ---------------   ----------------    ----------------
                                            1996               1995              1996                1995
                                     ---------------    ---------------   ----------------    ----------------
- -----------------
INTEREST INCOME:
- -----------------
LOANS                                     $7,091,346         $6,171,872        $13,986,071         $12,032,714
FEDERAL FUNDS SOLD
 AND SECURITIES PURCHASED
 UNDER AGREEMENTS TO RESELL                  308,868            515,253            732,869             641,399
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                  267,789            407,038            606,949             805,477
   STATES AND POLITICAL
   SUBDIVISIONS                              372,642            594,011            745,621           1,154,152
   MORTGAGE-BACKED SECURITIES              2,107,176          1,743,748          4,365,690           3,548,816
   GOVERNMENT AGENCY SECURITIES              477,452            356,137            895,847             541,990
   OTHER SECURITIES                           30,284             31,589             55,617              31,589

                                     ---------------    ---------------   ----------------    ----------------
TOTAL INTEREST INCOME                     10,655,557          9,819,648         21,388,664          18,756,137
                                     ---------------    ---------------   ----------------    ----------------
- ------------------
INTEREST EXPENSE:
- ------------------
TIME CERTIFICATES OF DEPOSIT
  OF $100,000 OR MORE                      1,918,128          1,687,401          3,733,782           2,870,784
OTHER DEPOSITS AND TEMPORARY
  BORROWINGS                               2,808,934          3,085,670          5,890,874           5,980,717

                                     ---------------    ---------------   ----------------    ----------------
TOTAL INTEREST EXPENSE                     4,727,062          4,773,071          9,624,656           8,851,501
                                     ---------------    ---------------   ----------------    ----------------

NET INTEREST INCOME                        5,928,495          5,046,577         11,764,008           9,904,636
PROVISION FOR POSSIBLE
  LOAN LOSSES                                375,000            375,000            750,000             750,000
                                     ---------------    ---------------   ----------------    ----------------
NET INTEREST INCOME AFTER
 PROVISION FOR POSSIBLE LOAN
 LOSSES                                    5,553,495          4,671,577         11,014,008           9,154,636
                                     ---------------    ---------------   ----------------    ----------------
- ---------------
OTHER INCOME:
- ---------------
SERVICE CHARGES ON DEPOSIT
 ACCOUNTS                                   345,314            266,507            665,561             541,404
NET SECURITY (LOSSES) GAINS                 (11,698)            (5,007)            13,494             (46,450)
OTHER OPERATING INCOME                      104,673             83,154            203,754             196,043

                                    ---------------    ---------------   ----------------    ----------------
TOTAL OTHER INCOME                          438,289            344,654            882,809             690,997
                                    ---------------    ---------------   ----------------    ----------------
INCOME BEFORE OPERATING
 EXPENSES                                 5,991,784          5,016,231         11,896,817           9,845,633
                                    ---------------    ---------------   ----------------    ----------------
- ---------------------
OPERATING EXPENSES:
- ---------------------
SALARIES  AND  OTHER
 EMPLOYEE  BENEFITS                       2,211,398          1,920,440          4,406,313           3,779,637
OCCUPANCY                                   325,722            340,763            671,884             668,001
EQUIPMENT                                   128,395            133,752            258,639             258,394
DEPOSIT ASSESSMENT FEES                      94,532            205,989            154,090             411,978
AMORTIZATION OF INTANGIBLES                 152,221            162,120            304,441             321,487
OTHER OPERATING EXPENSES                    842,014            730,509          1,625,321           1,419,215

                                    ---------------    ---------------   ----------------    ----------------
TOTAL OPERATING EXPENSES                  3,754,282          3,493,573          7,420,688           6,858,712
                                    ---------------    ---------------   ----------------    ----------------

INCOME BEFORE INCOME TAXES                2,237,502          1,522,658          4,476,129           2,986,921
PROVISION FOR INCOME TAXES                  824,771            454,103          1,635,248             889,426

                                    ---------------    ---------------   ----------------    ----------------
- ------------
NET INCOME                               $1,412,731         $1,068,555         $2,840,881          $2,097,495
- ------------                        ---------------    ---------------   ----------------    ----------------
- ---------------------------
EARNINGS PER COMMON SHARE                     $0.31              $0.24              $0.62               $0.47
- ---------------------------
- ---------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                4,583,063          4,480,661          4,570,471           4,473,240
- ---------------------------         ---------------    ---------------   ----------------    ----------------

- -------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
- -------------------------------------------
- -------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------------------------
- -----------------------                      -----------         ----------
OPERATING ACTIVITIES:                            1996               1995
- -----------------------                      -----------         ----------

NET INCOME                                   $2,840,881        $2,097,495
ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  PROVISION FOR POSSIBLE
   LOAN LOSSES                                  750,000           750,000
  DEPRECIATION AND AMORTIZATION
   OF BANK PREMISES AND EQUIPMENT               264,980           183,952
  AMORTIZATION OF INTANGIBLES                   304,441           321,487
  AMORTIZATION OF NET PREMIUM
   ON SECURITIES                                689,129           565,659
  NET SECURITY (GAINS)/LOSSES                   (13,494)           46,450
  (INCREASE) DECREASE IN OTHER
   ASSETS, NET                                  (80,528)          535,728
  (DECREASE) INCREASE IN ACCRUED
   EXPENSES, TAXES AND OTHER
   LIABILITIES                               (1,262,191)        2,427,831
                                             -----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES     3,493,218         6,928,602
                                             -----------       ----------
- -----------------------
INVESTING ACTIVITIES:
- -----------------------

 PROCEEDS FROM MATURITIES OF
  SECURITIES HELD TO MATURITY                 22,962,340       34,090,515
 PURCHASES OF SECURITIES HELD TO
  MATURITY                                    (7,707,929)     (15,318,465)
 PROCEEDS FROM SALES OF SECURITIES
  AVAILABLE FOR SALE                          21,284,206       21,582,211
 PROCEEDS FROM MATURITIES OF SECURITIES
  AVAILABLE FOR SALE                          67,358,262       14,949,143
 PURCHASES OF SECURITIES AVAILABLE FOR
  SALE                                       (94,309,963)     (32,922,198)
 (INCREASE) DECREASE IN LOANS - NET          (30,692,412)      (5,617,056)
 PURCHASES OF BANK PREMISES AND EQUIPMENT       (344,111)        (404,839)
                                            -------------    -------------
NET CASH (USED IN) PROVIDED BY INVESTING
 ACTIVITIES                                  (21,449,607)      16,359,311
                                            -------------    -------------
- -----------------------
FINANCING ACTIVITIES:
- -----------------------

  (DECREASE) INCREASE IN DEMAND AND
    SAVINGS DEPOSITS                         (60,823,096)      12,039,119
  (DECREASE) INCREASE IN TIME DEPOSITS        16,837,155       15,246,414
  DECREASE IN FEDERAL FUNDS PURCHASED         (2,500,000)     (16,000,000)
  DECREASE IN SECURITIES SOLD UNDER
    AGREEMENTS TO REPURCHASE                 (24,106,274)     (31,412,673)
  (DECREASE) INCREASE IN OTHER
    SHORT-TERM BORROWINGS                    (10,000,000)               0
  CASH DIVIDENDS PAID                           (422,231)      (1,512,887)
  PROCEEDS FROM SHARES ISSUED UNDER
    DIVIDEND REINVESTMENT PLAN                   306,478           78,513
  PROCEEDS FROM STOCK OPTIONS EXERCISED          182,818          174,608
                                            -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES        (80,525,150)     (21,386,906)
                                            -------------    -------------
- ------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                  (98,481,539)       1,901,007
- ------------------------------------------
- ------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1        121,853,678       24,966,956
- ------------------------------------------
- ------------------------------------------  -------------     ------------
CASH AND CASH EQUIVALENTS - JUNE 30          $23,372,139      $26,867,963
- ------------------------------------------  -------------     ------------
- -----------------------------------
SUPPLEMENTAL DATA:
- -----------------------------------
     INTEREST PAID                            $9,795,707       $8,884,910
     TAXES PAID                               $1,897,875         $857,770

- ------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
- ------------------------------------------
- -------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
- -------------------------------------------------------------

                                                                                                      UNREALIZED
                                                                                                  NET (LOSS) GAIN
                                                                                                    ON SECURITIES
                                                       COMMON                         RETAINED        AVAILABLE
                                                        STOCK          SURPLUS        EARNINGS         FOR SALE         TOTAL
BALANCE,  JANUARY 1,  1996                           $21,059,560      $16,402,404      $3,159,000     $    (33,412)    $40,587,552

NET INCOME                                                                              2,840,881                        2,840,881

CASH DIVIDENDS DECLARED ($0.20 PER SHARE)                                                (933,238)                        (933,238)

8% STOCK DIVIDEND ISSUED
   (340,672 SHARES AT MARKET VALUE)                    1,703,360        2,895,712      (4,599,072)                               0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (22,746 SHARES
  AT 95% OF MARKET VALUE)                                113,730          192,748                                          306,478

STOCK OPTIONS EXERCISED                                  118,685           64,133                                          182,818

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                                        (1,671,739)     (1,671,739)
                                                   --------------   --------------  --------------  ---------------  --------------
- ---------------------------------------
BALANCE,  JUNE 30,  1996                             $22,995,335      $19,554,997        $467,571      $(1,705,151)    $41,312,752
- ---------------------------------------            --------------   --------------  --------------  ---------------  --------------

BALANCE,  JANUARY 1,  1995                           $18,764,095      $13,114,916      $5,201,989     $   (910,530)    $36,170,470

NET INCOME                                                                              2,097,495                        2,097,495

CASH DIVIDEND ($0.34 PER SHARE)                                                        (1,512,887)                      (1,512,887)

10% STOCK DIVIDEND (378,222 SHARES
  AT MARKET VALUE                                      1,891,110        2,836,665      (4,727,775)                               0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (7,450 SHARES
  AT 95% OF MARKET VALUE)                                 37,250           41,263                                           78,513

STOCK OPTIONS EXERCISED                                  109,740           64,868                                          174,608

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                                         1,073,173       1,073,173
                                                   --------------   --------------  --------------  ---------------  --------------
- --------------------------------------
BALANCE,  JUNE 30,  1995                             $20,802,195      $16,057,712      $1,058,822     $    162,643     $38,081,372
- ---------------------------------------            --------------   --------------  --------------  ---------------  --------------



- -------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


- ----------------------------------
FINANCIAL STATEMENT PRESENTATION
- ----------------------------------
      In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 1996 and December 31, 1995 and its consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and changes in cash flows and stockholders' equity for the six months ended June 30, 1996 and 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


- ----------------------------------
STOCKHOLDERS' EQUITY
- ----------------------------------

Common shares issued have been adjusted to reflect an 8% stock dividend declared on May 28, 1996. Effective April 30,1996, the Company has 250,000 shares of preferred stock authorized. No shares are issued as of June 30, 1996.

- -------------------------------------------------------------------------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
- -------------------------------------------------------------------------------


- ----------------------------------
EARNINGS PER SHARE
- ----------------------------------

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


- -----------------------------------
ALLOWANCE FOR POSSIBLE LOAN LOSSES
- -----------------------------------
     Activity in the allowance for possible loan losses for the six months ended June 30, 1996 and 1995 is as follows:


                                   -----------------        ------------------
                                          1996                     1995
                                   -----------------        ------------------

Balance, January 1                      $5,004,216                $4,928,521
Provision charged to income                750,000                   750,000
Charge-offs, net of recoveries
  of $59,543 in 1996 and
  $47,156 in 1995                         (574,194)                 (708,671)
                                   -----------------        ------------------

Balance, June 30                        $5,180,022                $4,969,850
                                   =================        ==================


- ----------------
LOANS
- ----------------

     Under Statement of Financial Accounting Standards No. 114 ("SFAS No.114"), "Accounting by Creditors for Impairment of a Loan," a loan is considered impaired when, based on current information and events, it is probable that the lender will not be able to collect all the principal and interest due under the original contractual terms of the loan. The company discontinues the accrual of interest on loans whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due and the loan is not well collateralized nor in the process of collection.

     Under SFAS No. 114, the Company may aggregate loans that have common risk characteristics and historical experience and evaluate them as a group. However, the Company has determined that its portfolio is comprised primarily of loans that have unique characteristics (specific to an individual borrower or relationship, industry or loan size) that must be evaluated individually. In addition, management has established a materiality threshold for cost effectiveness and practicability of individual analysis. Impaired loans subject to individual analysis consist of all nonaccrual commercial mortgages and nonaccrual commercial and industrial loans over $250,000. Total impaired loans amounted to $7,033,907 at June 30, 1996 and $7,782,686 at December 31, 1995.
The aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $1,999,832 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $5,034,075. As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,310,527 and $1,177,013 was established for $5,667,419 and $6,416,198 of the total impaired loans at June 30, 1996 and December 31, 1995, respectively, with the balance of impaired loans requiring no specific allowance according to SFAS No. 114. The total average impaired loan balance was $7,056,426 for the quarter ended June 30, 1996 and $6,498,542 for the year ended December 31, 1995.

     Interest received on impaired and other nonaccrual loans is either applied against principal or reported as income, according to management's judgement as to the collectibility of the principal. Interest for impaired, restructured loans is accrued in accordance with their revised terms. Total interest income recognized for impaired, nonaccrual and restructured loans was $35,891 and $14,974 during the three months ended June 30, 1996 and June 30, 1995, respectively and $50,625 and $29,783 during the six months ended June 30, 1996 and June 30, 1995, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                 ==================================================================================================
                                                                       JUNE 30, 1996
- -----------------
TABLE  2-2                                               LIQUIDITY AND INTEREST RATE SENSITIVITY
- -----------------                ==================================================================================================


                                 ==================================================================================================
 ($ IN THOUSANDS)                                                 SENSITIVITY TIME HORIZON
                                                                                                       Noninterest
- -------------------------------
INTEREST - SENSITIVE  ASSETS :1)   0 - 6  Months     6-12 Months        1 - 5 Years   Over 5 Years     Sensitive         Total
- -------------------------------
                                  ------------------------------------------------------------------------------------------------
 Loans (net of unearned income)2)       $206,700         $20,211         $54,696        $28,238       $7,852         $317,697
 Securities Held to Maturity 3)            5,237           7,458             127            126                        12,948
 Securities  Available  for  Sale         21,560          43,120          94,654         48,156        1,971          209,461
 Unrealized Net Loss on Securities
       Available  for  Sale               (2,902)                                                                        (2,902)
                                    -------------     -----------     ----------       --------      --------    --------------
 Total  Interest-Sensitive  Assets       230,595          70,789         149,477         76,520        9,823          537,204

   Cash and Due from Banks                23,372                                                                       23,372
   All  Other  Assets   6)                 4,100           1,869                                       3,787            9,756
                                    -------------     -----------     ----------       --------      --------    --------------
         Total  Assets                  $258,067         $72,658        $149,477        $76,520      $13,610         $570,332
                                    -------------     -----------     ----------       --------      --------    --------------
- ---------------------------------
INTEREST - BEARING  LIABILITIES:1)
- ---------------------------------

 Savings  Accounts  4)                 $11,416           $11,416        $91,332                           $0         $114,164
 Money Fund and Now Accounts 5)         22,922             6,454          4,025                            0           55,183
 Time  Deposits 6)                     146,914            21,225         27,432            214             0          195,785
                                    -------------    ------------    ----------    -------------    ---------    --------------
 Total Interest-Bearing Liabilities    181,252            39,095        144,571            214             0          365,132

 Securities Sold Under Agreements
  to Repurchase, Federal Funds
  Purchased, and Other Borrowings       73,611                                                                         73,611

 All Other Liabilities, Equity and
   Demand Deposits 7)                    1,350               217             87              0        129,935         131,589

                                    --------------    ------------    ----------    -------------    ---------    -------------
 Total  Liabilities  and  Equity      $256,213           $39,312       $144,658           $214       $129,935        $570,332
                                    --------------    ------------    ----------    -------------    ---------    -------------

Cumulative Interest-Sensitivity Gap     $1,854           $35,200        $40,018       $114,470             $0              $0

                                      ------------    ------------    ----------    -------------    ---------    -------------
Cumulative Interest-Sensitivity Ratio    100.7%            111.9%         109.1%         109.1%         100.0%          100.0%
Cumulative  Interest-Sensitivity  Gap
  As  a  %  of  Total Assets                .7%             10.6%           8.3%          38.3%           -- %            -- %

1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
2) Nonaccrual loans are shown in the non-interest sensitive category.
3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
4) Savings deposits are assumed to decline at a rate of 20% per year over a five-year period based upon the nature of their historically stable core deposit relationships.
5) Money Fund and Now accounts of individuals, parnerships and corporations are assumed to decline at a rate of 33% per year over a three-year period based upon the nature of their historically stable core deposit relationships. Money Fund and Now accounts of municipalities are included in the 0 - 6 months category.
6) Reflected as maturing in each instrument's period of contractual maturity.
7) Other Assets and Liabilities are shown according to payment schedule or reasonable estimate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

- -----------------------
TABLE 2 - 3
- -----------------------

- -----------------------------------------------------------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
JUNE 30, 1996 VERSUS DECEMBER 31, 1995  AND  JUNE 30, 1995
(DOLLARS IN THOUSANDS)
- -----------------------------------------------------------------------------------------------------------------------------------

                                                                                             PERIOD ENDED:
                                                                       -----------------------------------------------------------

NONPERFORMING ASSETS BY TYPE                                                6/30/96              12/31/95               6/30/95
                                                                       ---------------       ---------------       ---------------

NONACCRUAL LOANS                                                             $7,852                $8,247                $6,817

OTHER REAL ESTATE OWNED                                                               700                     0             321
                                                                       ---------------       ---------------       ---------------

  TOTAL NONPERFORMING ASSETS                                                 $8,552                $8,247                $7,138
                                                                       ---------------       ---------------       ---------------


RESTRUCTURED,  ACCRUING  LOANS                                                1,723                 3,344                 1,962

LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                        $5,845                  $337                $1,336

GROSS  LOANS  OUTSTANDING                                                  $317,768              $287,643              $260,128
TOTAL  STOCKHOLDERS'  EQUITY                                                $41,313               $40,588               $38,081

                                                                                                 QUARTER ENDED:
                                                                       -----------------------------------------------------------
ANALYSIS OF THE ALLOWANCE FOR
  POSSIBLE LOAN LOSSES                                                      6/30/96              12/31/95               6/30/95
                                                                       ---------------       ---------------       ---------------

BEGINNING BALANCE                                                            $4,781                $5,279                $5,254

PROVISION                                                                       375                    75                   375

NET RECOVERIES/(CHARGE-OFFS)                                                     24                  (350)                 (659)
                                                                       ---------------       ---------------       ---------------
   ENDING BALANCE                                                            $5,180                $5,004                $4,970
                                                                       ---------------       ---------------       ---------------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                          1.63%                 1.74%                 1.91%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                   2.47%                 2.87%                 2.62%

NONPERFORMING ASSETS (1) AS A % OF TOTAL
 LOANS AND OTHER REAL ESTATE OWNED                                             2.69%                 2.87%                 2.74%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS                                                        65.97%                60.68%                72.91%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, OTHER REAL ESTATE                                     60.57%                60.68%                69.63%
   OWNED, RESTRUCTURED, ACCRUING LOANS
   AND LOANS 90 DAYS OR MORE PAST DUE AND
   STILL ACCRUING

(1) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - Total assets of the Company amounted to $570.3 million at June 30, 1996, a decline of $80.6 million or 12.4% when compared to December 31, 1995. The asset contraction resulted from a $76.0 million decline in securities purchased under agreements to resell (due to a reduced need for collateral to support municipal funding sources) and a $13.1 million reduction in investment securities held to maturity due to seasonal maturities of short-term tax-exempt notes. The Company's loan portfolio experienced strong growth during the first six months of 1996. Total loans outstanding at June 30, 1996 were $317.7 million, up $30.1 million or 10.5% versus year-end 1995.
Growth in middle market commercial and industrial credits was the primary catalyst for the increase in loans, however, higher levels of residential mortgages and tax-exempt financing also aided the overall expansion of the portfolio.

The reduction in total assets was paralleled by a decline in funding sources, principally lower levels of savings deposits and borrowed funds. Total deposits fell by $44.0 million or 8.8% as the result of a $76.6 million decline in savings balances, solely due to a seasonal outflow of municipal tax deposits. These deposits result from a natural extension of the Company's municipal banking relationships; they are short-term in nature and provide the Company with a low-cost source of funding. Securities sold under agreements to repurchase and Federal funds purchased declined by $24.1 million and $2.5 million, respectively, when compared to year-end 1995. Other short-term borrowings declined by $10.0 million when compared to December 31, 1995 due to the maturity of a Federal Home Loan Bank advance. Partially offsetting the foregoing declines in funding were increases in demand deposit balances (up $15.8 million or 21.7% due to both new and expanded relationships with small businesses in the Company's trade area) and time deposits, up $16.8 million, mainly large denomination certificates of deposit.

Second quarter 1996 average assets advanced by $44.4 million or 8.3%, to $581.4 million, from 1995's comparable quarter. Loan growth of $50.2 million or 19.6%, primarily commercial credits, accounted for the vast majority of the asset expansion. Although the Company's investment portfolio was flat, on average, versus last year, a restructuring of its composition took place in an effort to enhance yield. Maturing U.S. Treasury notes and local municipal issues were reinvested in mortgage-backed (MBS) and Government Agency paper. The Company's MBS portfolio is low risk in nature due to its concentration in AAA-rated pass-throughs and balloons. Collateralized Mortgage Obligations account for only 5% of the Company's investment portfolio. Funding the growth in average assets were increases in core deposits (primarily demand

                             (6)

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED


balances), short-term certificates of deposit and borrowed funds. Average demand deposit balances were up 24.0% versus the second quarter of 1995 mainly due to an influx of new commercial customers. Retail savings balances, on average, experienced moderate growth during 1996 as customers continue to support the Company's Prosperity Savings product which was introduced in early 1995.


At June 30, 1996, the Company maintained capital adequacy ratios well in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table (#2-1) summarizes the Company's capital ratios as of June 30, 1996 and compares them to current regulatory guidelines and December 31 and June 30, 1995 actual results.


As disclosed in stockholder correspondence and regulatory filings, the Company's previously announced stockholder Rights Offering closed during the month of July. Approximately $4.3 million in net proceeds will be added to the Company's equity capital base during the third quarter of this year. These funds will be utilized to support anticipated loan growth and other working capital needs of the Company. On a pro-forma basis, the Company's Tier I leverage ratio would have been approximately 7.90% at June 30, 1996 had the proceeds from the Offering been included in capital at that time.



TABLE 2-1                       Tier I Capital/   Total Capital/
                         Tier I  Risk-Weighted    Risk-Weighted
                       Leverage         Assets           Assets
Regulatory Minimum  3.00%-5.00%           4.00%            8.00%

Ratios as of:
         June 30, 1996        7.14%          11.82%           13.07%
     December 31, 1995        6.56%          11.35%           12.81%
         June 30, 1995        6.72%          12.14%           13.82%

Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%




                             (7)

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The principal objective of the Company's liquidity management strategy is to ensure the ability to access funding which will maintain cash flows sufficient to meet immediate and future demands for credit, deposit withdrawals, maturing liabilities and operating expenses and to do so without incurring significant losses. Management seeks to obtain funding at the most economical cost to the Company by converting liquid assets to cash or by attracting new deposits or other sources of funds. Many factors affect the Company's ability to effectively manage its liquidity needs, including variations in the markets served, its asset/liability mix and its reputation and credit standing in its markets. Management is not aware of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the Company's liquidity, capital resources or operations.


Throughout the first six months of 1996, the Company's liquidity position remained stable and well within acceptable industry standards. At June 30, 1996, the Company had access to $17 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. In addition, the Company had approximately $21 million in investment securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings as well as $33 million in a Federal Home Loan Bank overnight line of credit available to be drawn down. The Funds Management Committee of the Company utilizes natural hedging strategies to manage its liquidity and interest rate risk. The Company did not engage in any derivatives activities during 1995 or 1996 to manage these risks.


2. Material Changes in Results of Operations - Net income for the six months ended June 30, 1996 was $2,841,000, a 35.5% improvement over the comparable 1995 period, due to increases in net interest income and a 27.8% improvement in other income. Higher earning asset levels as previously discussed, coupled with a 17 basis point improvement in the net interest spread (to 4.22%), accounted for the 18.8% increase in gross margin. The wider spread resulted from a shift in the Company's earning asset mix from lower yielding investment securities into higher yielding mortgage-backed and Government Agency securities and loans, primarily commercial loans and commercial mortgages.

Excluding securities transactions, other income rose by 17.9% on a year-to-year basis due to increased deposit service charges, higher ATM usage fees and an increase in wire transfer income. Deposit service charges continue to be the Company's largest source of

                             (8)

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED


other income and growth in this area has been strong during the past year. New products, enhanced account analysis and collection efforts and an expanded customer base all contributed to the increase in service charge income in 1996.


Total operating expenses advanced by 8.2% during the first six months of 1996 versus 1995. Growth in salaries and employee benefits expenses due to an increase in staff, and higher other operating expenses contributed to the upward trend in total operating expenses. The increase in staff was mainly due to an expansion of the Company's commercial lending group. Other operating expenses rose by 14.5% on a year-to-year basis due to an increase in marketing and advertising costs, higher loan collection expenses and growth in computer software maintenance fees due to various new P.C. and mainframe product applications added during the past year. Somewhat offsetting these negative factors was a decline in deposit assessment costs due to the ongoing debate in Congress over the SAIF bailout.


Despite the increase in operating expenses recorded during the first half of the year, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net revenue, excluding securities transactions) was 56.7% for the six months ended June 30, 1996 versus 60.6% during the comparable 1995 period. This ratio compares very favorably with the Company's peers and is in line with a short-term goal of a 55% ratio. Over the next several years, the Company is committed to reducing this ratio to below 50% in an effort to enhance the return on stockholders' equity through an efficient utilization of revenue.

Nonperforming assets, defined by the Company as the sum of nonaccrual loans and other real estate owned, totaled $8.6 million at June 30, 1996, up $0.3 million versus December 31, 1995. Despite a $0.4 million decline in nonaccrual loans since year-end 1995, total nonperforming assets increased due to the transfer of a residential property to other real estate owned. Management is confident that the sale of this property will have an immaterial impact on the Company's income statement. Management of the Company recognizes that the level of nonaccrual loans continues to be higher than the Company's peer group, however, each credit is being aggressively pursued through a combination of litigation, collection and workout efforts. The vast majority of the Company's nonaccrual loans are fully secured by liens on various assets of each respective borrower.


                             (9)

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Management anticipates improvement in the level of nonperforming assets within the next twelve months as the result of the resolution of certain problem credits and the expected sale of other real estate owned.


The increase in loans 90 days or more past due and still accruing relates primarily to one credit totaling $4.5 million, which is collateralized by commercial real estate. The Company is in the process of restructuring this credit at an interest rate that is less than the contractual rate and will remain so until the underlying project is complete. It is estimated that cash flows will again be sufficient to support a market rate of interest on this credit during the third quarter of 1997. Management believes that the impact of any reversal of interest previously accrued will not have a material impact on the Company's income statement during the second half of this year.


The decrease in restructured, accruing loans at June 30, 1996 versus year-end 1995 is attributable to one credit totaling $1.5 million. The interest rate on this credit was restructured upward to a level that is consistent with that of new debt with similar risk. The credit has been performing in accordance with its revised contractual terms since December 1995.


The allowance for possible loan losses amounted to $5.2 million or 1.63% of total loans outstanding at June 30, 1996 versus 1.74% and 1.91% at December 31, 1995 and June 30, 1995, respectively. During the second half of 1996, the Company will continue to closely review the level of the provision for possible loan losses and the adequacy of the allowance for possible loan losses as it relates to the level of nonperforming loans and the recent growth in the loan portfolio. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.











                             (10)

                              PART II

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 30, 1996 for the following purposes:

1. To elect four directors to hold office for a term of three years.

   To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 and to authorize 250,000 shares of preferred stock.

The proxy statement for this meeting has been filed with the Securities and Exchange Commission.


PROPOSALS

1.   Election of Directors

NOMINEE                   TERM            FOR                  WITHHELD
Thomas F. Goldrick, Jr.  3 years       3,154,279                 21,325
Raymond M. Piacentini    3 years       3,154,371                 21,233
John F. Picciano         3 years       3,151,808                 23,796
Suzanne H. Rueck         3 years       3,153,171                 22,433

The proposal was passed.


2. Amendment to the Company's Certificate of Incorporation.

FOR                            AGAINST                            WITHHELD
2,675,000                      222,800                            277,804

The proposal was passed.

                                 (11)

                              PART II


ITEM 5 - EXHIBITS AND REPORTS ON FORM 8-K


On May 8, 1996, the Company filed a report on Form 8-K indicating that on April 30, 1996, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 and to authorize 250,000 shares of preferred stock. In addition, the Company's shareholders elected four directors to three year terms, each to serve until his or her successor is elected and has qualified. The four directors, each of whom were already members of the Board of Directors, are Thomas F. Goldrick, Jr., Raymond M. Piacentini, John F. Picciano and Suzanne H. Rueck.

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






       -------------------------------------------------------------
                             STATE BANCORP, INC.
       -------------------------------------------------------------







  8/13/96                                           s / Daniel T. Rowe
- --------------                        -----------------------------------------
  Date                                          Daniel T. Rowe, Secretary
                                              (Principal Financial Officer)





    8/13/96                                      s / Brian K. Finneran
- ----------------                     ------------------------------------------
     Date                                  Brian K. Finneran, Comptroller

















                              (11)