Form 10-Q
period 1996-09-30
STATE BANCORP INC
filed 1996-11-12
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                       For the transition period from   to    .


                               STATE BANCORP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                             11-2846511
           --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

               699 HILLSIDE AVENUE, NEW HYDE PARK, NEW YORK 11040
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 437-1000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   ------       ------

As of October 31, 1996, there were 5,005,192 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX


PART I.      FINANCIAL INFORMATION                                         Page
                                                                           ----

Item 1.      Consolidated Financial Statements


 Consolidated Balance Sheets - September 30, 1996 and
   December 31, 1995 (Unaudited)                                             1.

 Statements of Consolidated Earnings for the Three and Nine
   Months Ended September 30, 1996 and 1995 (Unaudited)                      2.

 Statements of Consolidated Cash Flows for the Nine Months
   Ended September 30, 1996 and 1995 (Unaudited)                             3.

 Statements of Consolidated Stockholders' Equity for the Nine
   Months Ended September 30, 1996 and 1995 (Unaudited)                      4.

 Notes to Unaudited Consolidated Financial Statements                        5.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7.


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings - None                                       N/A

Item 2.      Changes in Securities - None                                   N/A

Item 3.      Defaults upon Senior Securities - None                         N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None     N/A

Item 5.      Other Information - None                                       N/A

Item 6.      Exhibits and Reports on Form 8-K                               13.


SIGNATURES                                                                  14.

-------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------------
------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995 (UNAUDITED)
------------------------------------------------------------------------------

-------------------------------------------       -------------  -------------
ASSETS:                                                1996           1995
-------------------------------------------       -------------  -------------
CASH AND DUE FROM BANKS                           $  26,709,806  $  45,853,678
SECURITIES PURCHASED UNDER AGREEMENTS
  TO RESELL                                                   0     76,000,000
                                                  -------------  -------------
CASH AND CASH EQUIVALENTS                            26,709,806    121,853,678

SECURITIES:
HELD TO MATURITY (APPROXIMATE MARKET VALUE -
  $29,160,857 IN 1996 AND $28,224,224 IN 1995)       29,184,672     28,222,798
AVAILABLE FOR SALE  - AT MARKET VALUE               163,439,028    204,391,430
                                                  -------------  -------------
TOTAL SECURITIES                                    192,623,700    232,614,228

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES   319,618,531    282,574,525
  ($5,278,540 IN 1996 AND $5,004,216 IN 1995)
BANK PREMISES AND EQUIPMENT - NET                     3,088,032      2,959,399
OTHER ASSETS                                         11,314,960     10,948,638

-------------------------------------------       -------------  -------------
TOTAL ASSETS                                      $ 553,355,029  $ 650,950,468
-------------------------------------------       =============  =============

-------------------------------------------
LIABILITIES:
-------------------------------------------
DEPOSITS:
  DEMAND                                          $  90,024,736  $  72,821,175
  SAVINGS                                           161,611,674    245,970,879
  TIME                                              192,666,614    178,947,900
                                                  -------------  -------------
TOTAL DEPOSITS                                      444,303,024    497,739,954

FEDERAL FUNDS PURCHASED                               8,500,000     17,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE       42,618,671     83,217,774
OTHER SHORT-TERM BORROWINGS                           8,000,000     10,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES         3,262,436      2,405,188

-------------------------------------------       -------------  -------------
TOTAL LIABILITIES                                   506,684,131    610,362,916
-------------------------------------------       -------------  -------------

-------------------------------------------
STOCKHOLDERS' EQUITY:
-------------------------------------------
COMMON STOCK, $5.00 PAR VALUE,
  AUTHORIZED 20,000,000 SHARES; ISSUED
  5,080,086 IN 1996 AND 4,211,912 IN 1995            25,400,430     21,059,560
SURPLUS                                              22,912,401     16,402,404
RETAINED EARNINGS                                       927,900      3,159,000
UNREALIZED NET LOSS ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX BENEFIT
  OF $986,101 IN 1996 AND $23,456 IN 1995)           (1,421,961)       (33,412)
UNEARNED ESOP SHARES                                 (1,147,872)             0

-------------------------------------------       -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                           46,670,898     40,587,552
-------------------------------------------       -------------  -------------

-------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 553,355,029  $ 650,950,468
-------------------------------------------       =============  =============
                                      (1)

-------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------

---------------------------------------------------------------------------
STATE BANCORP AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995 (UNAUDITED)
---------------------------------------------------------------------------
                                                               ----------------------------------   --------------------------------
                                                                         THREE MONTHS                           NINE MONTHS
                                                               ----------------------------------   --------------------------------
                                                               ---------------    ---------------   ---------------    -------------
                                                                    1996               1995              1996               1995
                                                               ---------------    ---------------   ---------------    -------------
--------------------------------------------
INTEREST INCOME:
--------------------------------------------
LOANS                                                            $  7,347,241      $  6,421,959      $ 21,333,312      $ 18,454,673
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                 130,738           103,891           863,607           745,290
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                                            41,929           405,516           648,878         1,210,993
   STATES AND POLITICAL SUBDIVISIONS                                  400,927           488,606         1,146,548         1,642,758
   MORTGAGE-BACKED SECURITIES                                       1,766,123         1,871,302         6,131,813         5,420,118
   GOVERNMENT AGENCY SECURITIES                                       691,709           510,166         1,587,555         1,052,156
   OTHER SECURITIES                                                    32,831            24,908            88,447            56,497
                                                                 ------------      ------------      ------------      ------------
TOTAL INTEREST INCOME                                              10,411,498         9,826,348        31,800,160        28,582,485
                                                                 ------------      ------------      ------------      ------------
--------------------------------------------
INTEREST EXPENSE:
--------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                    1,770,084         1,507,437         5,503,866         4,378,221
OTHER DEPOSITS AND TEMPORARY BORROWINGS                             2,752,371         3,096,288         8,643,245         9,077,005
                                                                 ------------      ------------      ------------      ------------
TOTAL INTEREST EXPENSE                                              4,522,455         4,603,725        14,147,111        13,455,226
                                                                 ------------      ------------      ------------      ------------
NET INTEREST INCOME                                                 5,889,043         5,222,623        17,653,049        15,127,259
PROVISION FOR POSSIBLE LOAN LOSSES                                    375,000           375,000         1,125,000         1,125,000
                                                                 ------------      ------------      ------------      ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                           5,514,043         4,847,623        16,528,049        14,002,259
                                                                 ------------      ------------      ------------      ------------
--------------------------------------------
OTHER INCOME:
--------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                   324,827           306,850           990,388           848,254
NET SECURITY LOSSES                                                   (40,971)           (3,866)          (27,477)          (50,316)
OTHER OPERATING INCOME                                                102,362            61,449           306,115           257,492
                                                                 ------------      ------------      ------------      ------------
TOTAL OTHER INCOME                                                    386,218           364,433         1,269,026         1,055,430
                                                                 ------------      ------------      ------------      ------------
INCOME BEFORE OPERATING EXPENSES                                    5,900,261         5,212,056        17,797,075        15,057,689
                                                                 ------------      ------------      ------------      ------------
--------------------------------------------
OPERATING EXPENSES:
--------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                            2,179,253         1,867,553         6,585,566         5,647,190
OCCUPANCY                                                             327,974           325,688           999,857           993,689
EQUIPMENT                                                             128,740           121,863           387,379           380,257
DEPOSIT  ASSESSMENT  FEES                                             574,463            45,328           728,553           457,306
AMORTIZATION  OF  INTANGIBLES                                         152,220           160,300           456,662           481,787
OTHER  OPERATING  EXPENSES                                            934,819           666,589         2,560,140         2,085,804
                                                                 ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                            4,297,469         3,187,321        11,718,157        10,046,033
                                                                 ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                                          1,602,792         2,024,735         6,078,918         5,011,656
PROVISION FOR INCOME TAXES                                            544,864           693,098         2,180,111         1,582,524

--------------------------------------------                     ------------      ------------      ------------      ------------
NET INCOME                                                       $  1,057,928      $  1,331,637      $  3,898,807      $  3,429,132
--------------------------------------------                     ------------      ------------      ------------      ------------
--------------------------------------------
EARNINGS PER COMMON SHARE                                               $0.21             $0.29             $0.83             $0.76
--------------------------------------------                           ------            ------            ------            ------
--------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                          4,906,961         4,529,526         4,683,765         4,491,473
--------------------------------------------                     ------------      ------------      ------------      ------------

                                      (2)

-------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------
-------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------

--------------------------------------------      --------------  -------------
OPERATING ACTIVITIES:                                  1996           1995
--------------------------------------------      --------------  -------------
  NET INCOME                                       $   3,898,807  $   3,429,132
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                 1,125,000      1,125,000
    DEPRECIATION AND AMORTIZATION OF BANK
      PREMISES AND EQUIPMENT                             407,022        277,115
    AMORTIZATION OF INTANGIBLES                          456,662        481,787
    AMORTIZATION OF NET PREMIUM ON SECURITIES          1,047,657        883,863
    AMORTIZATION OF UNEARNED COMPENSATION                 52,128              0
    NET SECURITY LOSSES                                   27,477         50,316
    DECREASE (INCREASE) IN OTHER ASSETS, NET             139,650       (694,100)
    INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                            259,638      2,734,954
                                                   -------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              7,414,041      8,288,067
                                                   -------------  -------------

--------------------------------------------
INVESTING ACTIVITIES:
--------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                      26,180,740     48,315,122
  PURCHASES OF SECURITIES HELD TO MATURITY           (27,181,318)   (32,430,168)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                        103,367,994     37,314,678
  PROCEEDS FROM MATURITIES OF SECURITIES
     AVAILABLE FOR SALE                               77,810,627     20,081,359
  PURCHASES OF SECURITIES AVAILABLE FOR SALE        (143,613,833)   (97,890,332)
  INCREASE IN LOANS - NET                            (38,169,006)   (15,514,471)
  PURCHASES OF BANK PREMISES AND EQUIPMENT-NET          (535,655)      (566,066)
                                                   -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                 (2,140,451)   (40,689,878)
                                                   -------------  -------------

--------------------------------------------
FINANCING ACTIVITIES:
--------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS            (67,155,644)   (17,396,652)
  INCREASE IN TIME DEPOSITS                           13,718,714     25,078,457
  DECREASE IN FEDERAL FUNDS PURCHASED                 (8,500,000)      (400,000)
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                        (40,599,103)    14,441,705
  DECREASE IN OTHER SHORT-TERM BORROWINGS             (2,000,000)             0
  CASH DIVIDENDS PAID                                   (933,238)    (1,932,701)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                   480,978        516,142
  PROCEEDS FROM STOCK OPTIONS EXERCISED                  182,818        175,378
  PROCEEDS FROM RIGHTS EXERCISED                       4,388,013              0
                                                   -------------  -------------
NET CASH (USED IN)PROVIDED BY FINANCING ACTIVITIES  (100,417,462)    20,482,329
                                                   -------------  -------------
--------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (95,143,872)   (11,919,482)
--------------------------------------------
--------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                121,853,678     24,966,956
--------------------------------------------
--------------------------------------------       -------------  -------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30           $  26,709,806  $  13,047,474
--------------------------------------------       -------------  -------------

--------------------------------------------
SUPPLEMENTAL DATA:
--------------------------------------------
     INTEREST PAID                                 $  14,284,390  $  13,241,804
     TAXES PAID                                    $   2,763,875  $   1,467,090
                                      (3)

------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------

-------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
-------------------------------------------------------------------------------
                                                                                           UNREALIZED
                                                                                            NET (LOSS)
                                                                                             GAIN ON
                                                                                            SECURITIES      UNEARNED
                                                 COMMON                       RETAINED      AVAILABLE         ESOP
                                                 STOCK          SURPLUS       EARNINGS       FOR SALE        SHARES         TOTAL
                                                 -----          -------       --------       --------        ------         -----

BALANCE,  JANUARY 1, 1996                    $ 21,059,560   $ 16,402,404   $  3,159,000   ($    33,412)                $ 40,587,552

NET INCOME                                                                    3,898,807                                   3,898,807

CASH DIVIDENDS DECLARED
   ($0.32 PER SHARE)                                                         (1,530,849)                                 (1,530,849)

8% STOCK DIVIDEND
   (340,671 SHARES AT MARKET VALUE)             1,703,355      2,895,703     (4,599,058)                                          0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (38,053 SHARES
  AT 95% OF MARKET VALUE)                         190,265        290,713                                                    480,978

STOCK OPTIONS EXERCISED                           118,685         64,133                                                    182,818

RIGHTS EXERCISED                                2,328,565      3,259,448                                 ($ 1,200,000)    4,388,013

AMORTIZATION OF UNEARNED
   COMPENSATION                                                                                                52,128        52,128

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                          (  1,388,549)                (  1,388,549)

------------------------------               ------------   ------------   ------------   ------------   ------------  ------------
BALANCE,  SEPTEMBER 30, 1996                 $ 25,400,430   $ 22,912,401   $    927,900   ($ 1,421,961)  ($ 1,147,872) $ 46,670,898
------------------------------               ------------   ------------   ------------   ------------   ------------  ------------


BALANCE,  JANUARY 1, 1995                    $ 18,764,095   $ 13,114,916   $  5,201,989   ($   910,530)                $ 36,170,470

NET INCOME                                                                    3,429,132                                   3,429,132

CASH DIVIDENDS DECLARED
   ($0.43 PER SHARE)                                                         (1,932,701)                                 (1,932,701)

10% STOCK DIVIDEND (378,222 SHARES
  AT MARKET VALUE)                              1,891,105      2,836,657     (4,727,762)                                          0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (45,047 SHARES
  AT 95% OF MARKET VALUE)                         225,235        290,907                                                    516,142

STOCK OPTIONS EXERCISED                           110,240         65,138                                                    175,378

NET CHANGE IN UNREALIZED NET LOSS ON
   SECURITIES AVAILABLE FOR SALE                                                               983,926                      983,926

------------------------------               ------------   ------------   ------------   ------------   ------------  ------------
BALANCE,  SEPTEMBER 30, 1995                 $ 20,990,675   $ 16,307,618   $  1,970,658   $     73,396                 $ 39,342,347
------------------------------               ------------   ------------   ------------   ------------   ------------  ------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION
--------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 1996 and December 31, 1995 and its consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and changes in cash flows and stockholders' equity for the nine months ended September 30, 1996 and 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1995 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY
--------------------

Common shares issued have been adjusted to reflect an 8% stock dividend declared on May 28, 1996. The Company has 250,000 shares of preferred stock authorized. No shares are issued as of September 30, 1996.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 100,000 of the Company's shares. As such, the Company recorded a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and released for allocation among the participants as principal and interest on the loan is repaid. As shares are released from the suspense account, the Company recognizes compensation expense equal to the current market price of the common shares; and, the shares become outstanding for earnings per share computations. As of September 30, 1996, 4,344 shares of the 100,000 suspense shares have been released.


EARNINGS PER SHARE
------------------

Earnings per share are computed based on the weighted average number of common shares outstanding after giving retroactive effect to stock dividends. The impact of the assumed exercise of stock options is immaterial or antidilutive in all periods presented.


UNREALIZED NET LOSS ON SECURITIES AVAILABLE FOR SALE
----------------------------------------------------

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

                                       (5)

ALLOWANCE FOR POSSIBLE LOAN LOSSES
----------------------------------

Activity in the allowance for possible loan losses for the nine months ended September 30, 1996 and 1995 is as follows:

                                              1996                1995
                                          ------------        ------------
Balance, January 1                         $5,004,216          $4,928,521
Provision charged to income                 1,125,000           1,125,000
Charge-offs, net of recoveries of
$80,921 in 1996 and $59,870 in 1995          (850,676)           (774,866)
                                          ------------        ------------
Balance, September 30                      $5,278,540          $5,278,655
                                          ============        ============

LOANS
-----

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

The Company has determined that its portfolio is comprised primarily of loans that have unique characteristics (specific to an individual borrower or relationship, industry or loan size) that must be evaluated individually. In addition, management has established a materiality threshold for cost effectiveness and practicability of individual analysis. Impaired loans subject to individual analysis consist of all nonaccrual commercial mortgages and nonaccrual commercial and industrial loans over $250,000. Total impaired loans amounted to $7,036,429 at September 30, 1996 and $7,782,686 at December 31, 1995. The aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $1,996,442 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $5,039,987. As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,323,980 and $1,177,013 was established for $6,359,941 and $6,416,198 of the total impaired loans at September 30, 1996 and December 31, 1995, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $7,034,415 for the quarter ended September 30, 1996 and $6,498,542 for the year ended December 31, 1995.

Interest received on impaired and other nonaccrual loans is either applied against principal or reported as income, according to management's judgement as to the collectibility of the principal. Interest for impaired, restructured loans is accrued in accordance with their revised terms. Total interest income recognized for impaired, nonaccrual and restructured loans was $14,610 and $34,054 during the three months ended September 30, 1996 and September 30, 1995, respectively, and $65,235 and $63,837 during the nine months ended September 30, 1996 and September 30, 1995, respectively.

                                       (6)

ITEM  2. -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


1. Material Changes in Financial Condition - Total assets of the Company amounted to $553.4 million at September 30, 1996, a decline of $97.6 million or 15.0% when compared to December 31, 1995. The reduction in assets resulted from a $76.0 million decline in securities purchased under agreements to resell (due to a reduced need for collateral to support municipal funding sources) and a $41.0 million reduction in investment securities available for sale (due to mortgage-backed securities (MBS) principal amortization coupled with sales and maturities of the Company's U.S. Treasury portfolio). The loan portfolio experienced strong growth during the first nine months of 1996. Total loans outstanding at September 30, 1996 were $324.9 million, up $37.3 million or 13.0% versus year-end 1995. Growth in middle market commercial and industrial credits was the primary catalyst for the increase in loans; however, higher levels of residential mortgages and tax-exempt financing also aided the overall expansion of the portfolio.

The reduction in total assets was paralleled by a decline in interest-bearing funding sources, principally lower levels of savings deposits and borrowed funds. Total deposits fell by $53.4 million or 10.7% as the result of an $84.4 million decline in savings balances, solely due to a seasonal outflow of municipal tax deposits. These deposits result from a natural extension of the Company's municipal banking relationships; they are short-term in nature and provide the Company with a low-cost source of funding. Securities sold under agreements to repurchase and Federal funds purchased declined by $40.6 million and $8.5 million, respectively, when compared to year-end 1995. Other short-term borrowings declined by $2.0 million when compared to December 31, 1995 due to seasonal variation in the utilization of Federal Home Loan Bank (FHLB) advances. Partially offsetting the foregoing declines in funding were increases in demand deposit balances (up $17.2 million or 23.6% due to both new and expanded relationships with small businesses in the Company's service area) and time deposits, up $13.7 million, mainly large denomination certificates of deposit.

Third quarter 1996 average assets advanced by $41.6 million or 8.0%, to $561.2 million, from the comparable 1995 quarter. Growth in loans of $56.2 million or 21.2%, primarily commercial loans and commercial mortgages, accounted for the asset expansion. The Company's investment portfolio was down, on average, by $24.1 million or 10.7% versus 1995, due to a restructuring of the portfolio. Sales and maturities of U.S. Treasury and local municipal available for sale issues were reinvested, in part, into higher-yielding Government Agency and MBS paper. The balance of the portfolio's cash flow was utilized to fund the aforementioned growth in loans. The Company's MBS portfolio is low risk in nature due to its concentration in AAA-rated pass-throughs and balloons. Collateralized Mortgage Obligations account for approximately 5% of the Company's total investment portfolio. Funding the growth in average assets were increases in core deposits (primarily demand balances), short-term certificates of deposit and borrowed funds. Average demand deposit balances were up 26.0% versus the third quarter of 1995 mainly due to a continued influx of new commercial customers. Retail savings balances, on average, have grown at a moderate pace during 1996 as customers continue to support the Company's Prosperity Savings product which has a variable interest rate tied to the 90-day Treasury bill rate. Money fund balances have declined slightly on a year-to-year basis largely through disintermediation to higher-yielding bank and non-bank products.

                                       (7)

ITEM  2. -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


At September 30, 1996, the Company maintained capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The following table (#2-1) summarizes the Company's capital ratios as of September 30, 1996 and compares them to current regulatory guidelines and December 31 and September 30, 1995 actual results.

As disclosed in stockholder correspondence and regulatory filings, the Company's previously announced stockholder Rights Offering closed during the month of July. Approximately $4.3 million in net proceeds were added to the Company's equity capital base during the third quarter of this year. These funds will be utilized to support anticipated loan growth and other working capital needs.


TABLE 2-1
---------

                                               Tier I Capital/   Total Capital/
                                   Tier I       Risk-Weighted    Risk-Weighted
                                  Leverage         Assets            Assets
                                  --------         ------            ------

Regulatory Minimum               3.00%-5.00%          4.00%            8.00%

Ratios as of:
     September 30, 1996                8.33%         13.10%           14.35%
     December 31, 1995                 6.56%         11.35%           12.81%
     September 30, 1995                7.23%         12.09%           13.74%

Regulatory Criteria for
  a "Well Capitalized"
  Institution                          5.00%          6.00%           10.00%


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

The Company's Funds Management Committee is responsible for oversight of the liquidity position and management of the asset/liability structure. This Committee monitors the loan and investment portfolios and also examines the maturity structure, volatility characteristics and pricing of liabilities to develop an optimum asset/liability mix. Funding sources available to the Company include retail, commercial and municipal deposits, purchased liabilities and stockholders' equity. If needed, for

                                       (8)

ITEM  2. -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


short-term liquidity purposes, the Company has access to $17 million in informal unsecured lines of credit extended by correspondent banks and up to $33 million in FHLB lines of credit. The Company is able to utilize the FHLB as a source of market rate funds for overnight or term borrowings with maturities of up to thirty years. The Company does not utilize brokered deposits as a source of funds nor has it engaged in any derivatives activities during 1995 or 1996 to manage its liquidity or interest rate risk.

2. Material Changes in Results of Operations - Net income for the nine months ended September 30, 1996 was $3,899,000, a 13.7% improvement over the comparable 1995 period due to an increase in net interest income and a 20.2% improvement in other income. Higher earning asset levels, as previously discussed, coupled with an 11 basis point improvement in the net interest spread (to 4.27%), accounted for a 16.7% increase in gross margin. The wider spread resulted from a shift in the Company's earning asset mix from lower yielding investment securities into higher yielding loans, primarily commercial loans and commercial mortgages, and Government Agency and MBS securities. Year-to-date earnings were negatively impacted by a $294,000 (after-tax) one-time deposit assessment payable to the Federal Deposit Insurance Corporation related to deposits acquired through a 1992 Oakar transaction. This payment resulted from recent Federal legislation to recapitalize the Savings Association Insurance Fund. Excluding this one-time Federally mandated payment, September year-to-date earnings would have been 22.3% higher than last year.

Excluding securities transactions, other income rose by 17.3% on a year-to-year basis due to increased deposit service charges, higher ATM usage fees and an increase in wire transfer income. Deposit service charges continue to be the Company's largest source of other income and growth in this area has been strong during the past year. New products, enhanced account analysis and collection efforts and an expanded customer base all contributed to the increase in service charge income in 1996. The Company anticipates that the January 1997 introduction of its corporate cash management product will serve to enhance noninterest revenue and assist in new business development next year.

Total operating expenses advanced by 16.6% during the first nine months of 1996 versus 1995. This increase would have been 11.7% excluding the one-time deposit assessment fee previously discussed. Growth in salaries and employee benefits expenses due to an increase in staff, an increase in deposit assessment fees and higher other operating expenses contributed to the upward trend in total operating expenses. The increase in staff was mainly due to an expansion of the Company's commercial lending group. Other operating expenses rose by 22.7% on a year-to-year basis due to increases in marketing and advertising costs and audit and examination fees, higher loan collection expenses and growth in computer software maintenance fees due to various new P.C. and mainframe product applications added during the past year.

The Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net revenue, excluding securities transactions) was 59.7% for the nine months ended September 30, 1996 versus 58.4% during the comparable 1995 period. Excluding the deposit assessment fee, the Company's operating efficiency ratio would have been 57.2% in 1996. This ratio compares very favorably with the Company's peers.

                                       (9)

ITEM  2. -     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Nonperforming assets, defined by the Company as the sum of nonaccrual loans and other real estate owned, totaled $8.9 million at September 30, 1996, up $0.6 million versus December 31, 1995. The increase in total nonperforming assets since year end 1995 was due to the transfer of two properties to other real estate owned. Management is confident that the sales of these properties will have an immaterial impact on the Company's income statement. Management of the Company recognizes that the level of nonaccrual loans continues to be in excess of the Company's peer group, however, each credit is being aggressively pursued through a combination of litigation, collection and workout efforts. The vast majority of the Company's nonaccrual loans are fully secured by liens on various assets of each respective borrower. The Company has initiated foreclosure proceedings on several properties utilized as collateral for commercial credits. Management expects to transfer approximately $1.7 million in nonaccrual loans to other real estate owned during the fourth quarter of this year.

Management anticipates improvement in the level of nonperforming assets within the next twelve months as the result of the resolution of certain problem credits and the expected sale of certain other real estate owned.

The increase in loans 90 days or more past due and still accruing relates largely to one credit totaling $4.5 million, which is collateralized by commercial real estate with a current appraised value significantly in excess of the carrying value of the credit. The Company is in the process of restructuring this credit at an interest rate that is less than the contractual rate and will remain so until the underlying project is complete. It is estimated that cash flows will again be sufficient to support a market rate of interest on this credit during the third quarter of 1997. In anticipation of a resolution of this restructuring during the fourth quarter of 1996, the Company has already recorded the reversal of a portion of the interest previously accrued during the first nine months of the year. Future accruals will be at the lower, restructured rate until the third quarter of 1997. In the event that this loan is not restructured as anticipated, a further reversal of interest totaling approximately $175,000 (after-tax) will need to be recorded during the fourth quarter.

The decrease in restructured, accruing loans at September 30, 1996 versus year end 1995 is attributable to one credit totaling $1.5 million. The interest rate on this credit was restructured upward to a level that is consistent with that of new debt with similar risk. The credit has been performing in accordance with its revised contractual terms since December 1995.

The allowance for possible loan losses amounted to $5.3 million or 1.62% of total loans outstanding at September 30, 1996 versus 1.74% and 1.96% at December 31, 1995 and September 30, 1995, respectively. During the fourth quarter of 1996 and throughout 1997, the Company will continue to closely review the level of the provision for possible loan losses and the adequacy of the allowance for possible loan losses as it relates to the level of nonperforming loans and current and anticipated growth in the loan portfolio. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

                                      (10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)

                           ==========================================================================
                                                      SEPTEMBER 30, 1996
-------------------
TABLE  2-2                                 LIQUIDITY AND INTEREST RATE SENSITIVITY
-------------------        ==========================================================================
                                                           =======================================================================
($ IN THOUSANDS)                                                                     SENSITIVITY TIME HORIZON
------------------------------------                                                                 Over     Noninterest
INTEREST - SENSITIVE  ASSETS :  1)                          0-6 Months   6-12 Months  1-5 Years     5 Years    Sensitive   Total
------------------------------------                       =======================================================================

   Loans (net of unearned income) 2)                         $ 213,036    $  18,519   $  55,917   $  29,399   $   8,026  $ 324,897
   Securities Held to Maturity 3)                                3,401       25,597         131          56           0     29,185
   Securities  Available  for  Sale                             15,787       22,488      71,994      53,607       1,971    165,847
   Unrealized Net Loss on Securities
     Available  for  Sale                                       (2,408)           0           0           0           0     (2,408)
                                                             ---------    ---------   ---------   ---------   ---------  ---------
     Total  Interest-Sensitive  Assets                         229,816       66,604     128,042      83,062       9,997    517,521

   Cash and Due from Banks                                      26,710            0           0           0           0     26,710
   All  Other  Assets 6)                                         3,466        2,114           0           0       3,544      9,124

                                                             ---------    ---------   ---------   ---------   ---------  ---------
     Total  Assets                                           $ 259,992    $  68,718   $ 128,042   $  83,062   $  13,541  $ 553,355
                                                             ---------    ---------   ---------   ---------   ---------  ---------

------------------------------------
INTEREST - BEARING  LIABILITIES : 1)
------------------------------------
   Savings  Accounts 4)                                      $  10,939    $  10,939   $  87,510   $       0   $       0  $ 109,388
   Money  Fund  and  Now  Accounts 5)                           25,767       13,228      13,228           0           0     52,223
   Time  Deposits 6)                                           146,558       18,835      26,951         323           0    192,667

                                                             ---------    ---------   ---------   ---------   ---------  ---------
     Total  Interest-Bearing  Liabilities                      183,264       43,002     127,689         323           0    354,278

   Securities Sold Under Agreements to Repurchase,
     Federal Funds Purchased, and Other Borrowings              59,119            0           0           0           0     59,119

   All  Other  Liabilities,  Equity and
           Demand Deposits 7)                                    3,120           48          94           0     136,696    139,958

                                                             ---------    ---------   ---------   ---------   ---------  ---------
     Total  Liabilities  and  Equity                         $ 245,503    $  43,050   $ 127,783   $     323   $ 136,696  $ 553,355
                                                             ---------    ---------   ---------   ---------   ---------  ---------
     Cumulative  Interest-Sensitivity  Gap                   $  14,489    $  40,157   $  40,416   $ 123,155   $       0  $       0
                                                             ---------    ---------   ---------   ---------   ---------  ---------
     Cumulative  Interest-Sensitivity  Ratio                     105.9%       113.9%      109.7%      129.6%      100.0%     100.0%
     Cumulative  Interest-Sensitivity  Gap
       As a % of Total Assets                                      5.6%        12.2%        8.8%       22.8%        -- %       -- %

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

     5)   Money  Fund  and  NOW  accounts  of  individuals,   partnerships   and corporations  are  assumed to decline at a
          rate of 33% per year over a three-year period based upon the nature of their  historically  stable core deposit
          relationships.   Money  Fund  and  NOW   accounts  of municipalities are included in the 0 - 6 months category.

     6)   Reflected  as  maturing  in each  instrument's  period of  contractual maturity.

     7)   Other Assets and Liabilities  are shown according to payment  schedule or reasonable estimate.

                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES SEPTEMBER 30, 1996 VERSUS DECEMBER 31, 1995 AND SEPTEMBER 30, 1995
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                          PERIOD ENDED:
-----------------------------                ---------------------------------
                                               9/30/96    12/31/95     9/30/95
                                             ---------   ---------   ---------
NONACCRUAL LOANS                             $   8,026   $   8,247   $   7,607
OTHER REAL ESTATE OWNED                            835           0          57
                                             ---------   ---------   ---------
    TOTAL NONPERFORMING ASSETS               $   8,861   $   8,247   $   7,664
                                             ---------   ---------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $   1,709   $   3,344   $   2,818
LOANS 90 DAYS OR MORE PAST DUE
   AND STILL ACCRUING                        $   7,167(1)$     337   $   1,946

GROSS  LOANS  OUTSTANDING                    $ 324,969   $ 287,643   $ 269,954
TOTAL  STOCKHOLDERS'  EQUITY                 $  46,671   $  40,588   $  39,342

ANALYSIS OF THE ALLOWANCE FOR                          QUARTER ENDED:
   POSSIBLE LOAN LOSSES:                     ---------------------------------
-----------------------------                  9/30/96    12/31/95     9/30/95
                                             ---------   ---------   ---------
BEGINNING BALANCE                            $   5,180   $   5,279   $   4,970
PROVISION                                          375          75         375
NET CHARGE-OFFS                                   (276)       (350)        (66)
                                             ---------   ---------   ---------
    ENDING BALANCE                           $   5,279   $   5,004   $   5,279
                                             ---------   ---------   ---------

KEY  RATIOS  AT  PERIOD-END:
-----------------------------
ALLOWANCE AS A % OF TOTAL LOANS                   1.62%       1.74%       1.96%

NONACCRUAL LOANS AS A % OF TOTAL LOANS            2.47%       2.87%       2.82%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED              2.72%       2.87%       2.84%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                       65.77%      60.68%      69.40%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, OTHER REAL ESTATE
   OWNED, RESTRUCTURED, ACCRUING LOANS
   AND LOANS 90 DAYS OR MORE PAST DUE AND
   STILL ACCRUING                                29.76%      41.95%      42.48%

(1) INCLUDES ONE CREDIT TOTALING $4.5 MILLION WHICH IS EXPECTED TO BE RESTRUCTURED AND BROUGHT CURRENT DURING THE FOURTH QUARTER OF 1996. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS SECTION FOR A MORE COMPLETE DESCRIPTION OF THIS CREDIT.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.

                                      (12)

                                    PART II
                                    -------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


On August 9, 1996, the Company filed a report on Form 8-K indicating that on August 2, 1996, the Company issued 465,713 shares of common stock in connection with its recently completed Rights Offering. Shares were sold at a price of $12.00 per share to stockholders of record as of April 26, 1996. Net proceeds were added to the Company's equity capital base to increase its capacity for growth and for other working capital needs.

                                      (13)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               STATE BANCORP, INC.




11/12/96                                       s/Daniel T. Rowe
--------                                       ----------------
Date                                           Daniel T. Rowe, Secretary
                                              (Principal Financial Officer)






11/12/96                                       s/Brian K. Finneran
--------                                       -------------------
Date                                           Brian K. Finneran, Comptroller




                                      (14)