Form 10-K
period 1996-12-31
STATE BANCORP INC
filed 1997-03-28
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1996
                           Commission File No. 0-14874


            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                               STATE BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         New York                                           11-2846511
         --------                                           ----------
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                         Identification No.)

 699 Hillside Avenue
 New Hyde Park, N.Y.                                            11040
 -------------------                                            -----
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

                             Yes  X   No
                                -----    -----

As of March 21, 1997, there were 5,118,429 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $83,174,000 based upon the last trade per share known to Management.

                               STATE BANCORP, INC.
                                    Form 10-K

                                      INDEX

                                      PART I                            Page
                                      ------                            ----

Item  1.          Business

                  General                                                 1.
                  Statistical Information                                 4.

Item  2.          Properties                                              4.

Item  3.          Legal Proceedings                                       5.

Item  4.          Submission of Matters to a Vote of Stockholders         5.

                                      PART II
                                      -------

Item  5.          Market for Registrant's Common Stock and
                  Related Stockholder Matters                             6.

Item  6.          Selected Consolidated Financial Data                    6.

Item  7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7.

Item  8.          Consolidated Financial Statements and
                  Supplementary Data                                      7.

Item  9.          Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                  7.

                                      PART III
                                      --------

Item 10.          Directors and Executive Officers of the
                  Registrant                                              8.

Item 11.          Executive Compensation                                  8.

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management                                   9.

Item 13.          Certain Relationships and Related Transactions          9.

                                      PART IV
                                      -------

Item 14.          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                                 9.

                  Signatures                                             13.

                  Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

     (1) The Annual Report to Stockholders for the year ended December 31, 1996. Referenced in Parts I and II of the December 31, 1996 Annual Report on Form 10-K, Items 1, 5, 6, 7 and 8.

     (2) The 1997 Proxy Statement, dated March 28, 1997. Referenced in Part III of the December 31, 1996 Annual Report on Form 10-K, Items 10, 11, 12 and 13.

                                     PART I
                                     ------

ITEM 1.           BUSINESS

General
-------

Incorporated herein by reference is the Company's 1996 Annual Report to Stockholders. A discussion of the organization and nature of operations may be found on page 13.

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

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located substantially in the eastern end of Queens County, Nassau County and the western end of Suffolk County. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products and offers a consumer debit card with membership in a national ATM network. The Bank currently has ATMs at five of its seven branch locations. The Bank also offers its retail customers the ability to verify their account balances, affect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system. Commercial customers can also access this same system or they may utilize Business Direct Access (BDA), the Company's real-time cash management system. Through BDA, business and municipal customers can perform all of the foregoing transactions as well as initiate wire transfers, ACH payments and stop payment orders from a personal computer.

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

The Bank's business is not of a seasonal nature nor does it depend on one or a few large customers for its existence. The Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its depositors. The Bank's nature and conduct of business have remained unchanged since year-end 1995.

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

The Company employed 180 full-time and part-time officers and employees as of December 31, 1996.

Statistical Information
-----------------------
Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 1996 Annual Report to stockholders. The Company's statistical information may be found on pages 34 - 40.

ITEM 2.           PROPERTIES

The main office of the Company is located at the Bank's main branch at 699 Hillside Avenue, New Hyde Park, N.Y. The lease on the land used by the Bank expires on March 27, 2009 and contains an option to renew for an additional ten-year period.

Effective November 1996, the Bank's lending division was consolidated from three locations into one at Two Jericho Plaza, Jericho, N.Y. This lease expires on March 31, 2007. The Bank also maintains a Regional Financial Center at 2 Lincoln Avenue, Rockville Centre, N.Y. The Rockville Centre lease expires on October 31, 1997. Facilities located in Lake Success (Triad IV), N.Y. and Jericho (Jericho Atrium), N.Y., formerly occupied by lending division personnel, have leases scheduled to expire on March 31 and May 31, 1997, respectively. The Bank no longer occupies either of these locations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Incorporated herein by reference is the Company's 1996 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 40 thereof, below the Selected Quarterly Financial Data.

     (b) At December 31, 1996, the approximate number of equity stockholders were as follows:

               (1)                                     (2)

          Title of Class                     Number of Record Holders
          --------------                     ------------------------
           Common Stock                               1,268

     (c) Annual cash dividends of 44, 52, and 27 cents per share, restated to give retroactive effect to stock dividends, were paid in 1996, 1995, and 1994, respectively. Annual stock dividends were paid in each of 1996, 1995 and 1994 at rates of 8%, 10% and 10%, respectively. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     (a) Incorporated herein by reference is the Company's 1996 Annual Report to Stockholders. The Company's five year summary of operations may be found on page 41.

     (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     (a) Incorporated herein by reference is the Company's 1996 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 24 - 33.

     (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

     (c) As of December 31, 1996, the Company had no material commitments for capital expenditures.

ITEM 8.   CONSOLIDATED  FINANCIAL  STATEMENTS AND SUPPLEMENTARY  DATA

     Incorporated herein by reference is the Company's 1996 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 9. Reference again is made to State Bancorp, Inc.'s 1996 Annual Report to Stockholders for the Company's audited Statements of Consolidated Earnings, Cash Flows and Stockholders' Equity for each of the three years in the period ended December 31, 1996. These items may be found on pages 10 - 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Incorporated   herein  by  reference  is  the  Company's   1997  Proxy
          Statement, dated March 28, 1997. The identification of the directors of the Company may be found on pages 11 - 12.

     (b) Incorporated herein by reference is the Company's 1997 Proxy Statement, dated March 28, 1997. The identification of the executive officers of the Company may be found under "Principal Officers" on page 2.

          There exists no family relationships between any director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 1997 Proxy Statement, dated March 28, 1997. Management remuneration may be found on page 3.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Incorporated herein by reference is the Company's 1997 Proxy Statement, dated March 28, 1997. Security ownership of certain beneficial owners and management may be found on page 14.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 1997 Proxy Statement, dated March 28, 1997. Certain relationships and related transactions may be found on page 10.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial   Statements   Included  in  the  1996   Annual   Report  to
          Stockholders of State Bancorp, Inc. and enclosed herewith, are the following financial statements and notes thereon:

          -   Consolidated Balance Sheets as of December 31, 1996 and 1995.

          - Statements of Consolidated Earnings for the years ended December 31, 1996, 1995 and 1994.

          - Statements of Consolidated Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements

          -   Summary of Significant Accounting and Reporting Policies (1)
          -   Securities Held to Maturity and Securities Available for Sale (2)
          -   Loans - Net (3)
          -   Bank Premises and Equipment - Net (4)
          -   Other Assets (5)
          -   Lines of Credit (6)
          -   Income Taxes (7)
          -   Incentive Stock Option Plans (8)
          -   Employee Benefit Plans (9)
          -   Commitments and Contingent Liabilities (10)
          -   Effect of New Accounting Pronouncements (11)
          -   State Bancorp, Inc. (Parent Company Only) (12)
          -   Financial Instruments with Off-Balance Sheet Risk (13)
          -   Disclosures About Fair Value of Financial Instruments (14)
          -   Regulatory Matters (15)

          Independent Auditors' Report

          Schedules are omitted because they are not applicable or because required information is shown in the consolidated financial statements or the notes thereto.

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      Exhibits

Ex-
hibit
No.   Item                           Method of Filing
---   ----                           ----------------

(3)  Articles of incorporation and   Incorporated by reference from exhibit B to
     by-laws                         the Company's Registration Statement on
     a) Articles of incorporation    Form S-4, file No. 33-2958, Filed February
                                     3, 1986.

     b) By-laws,  as  amended        Incorporated by reference from exhibit 3b
                                     to the Company's December 31, 1995 Form
                                     10-K.

(4)  Instruments  defining  the      Pages 22-28 of the above
     rights of security  holders     referenced Registration Statement.

(10) Material contracts

     a)  Deferred compensation       Incorporated  by reference  from exhibit
         plan                        10b to the Company's  December 31, 1986
                                     Form 10-K.

     b)  (i) Directors' incentive    Incorporated  by reference  from exhibit
         retirement plan             10c to the Company's  December 31, 1986
                                     Form 10-K.

     b)  (ii) Agreements of          Incorporated  by reference  from exhibit
         participants surrendering   10b (ii) to the Company's  December 31,
         their rights under the      1992 Form 10-K.
         directors' incentive
         retirement plan.

     b)  (iii) Agreements of         Incorporated  by reference from exhibit
         participants modifying      10b (iii) to the Company's  December 31,
         agreements described in     1995 Form 10-K.
         item b) (ii)

     c)  1987 incentive stock        Incorporated  by reference  from exhibit
         option plan, as amended     10c to the Company's  December 31, 1991
                                     Form 10-K.

     d)  1994 incentive stock        Incorporated  by reference  from exhibit
         option plan                 10d to the Company's  December 31, 1993
                                     Form 10-K.

     e) (i) Executive severance      Incorporated  by reference  from exhibit
         plan no.1                   10f to the Company's  December 31, 1987
                                     Form 10-K.

     e) (ii) Executive severance     Incorporated  by reference  from exhibit
         plan no.2                   10d to the Company's  December 31, 1990
                                     Form 10-K.

     e) (iii) Executive severance    Incorporated  by reference from exhibit
         plan no.3                   10e (iii) to the Company's  December 31,
                                     1995 Form 10-K.

     e) (iv) Executive severance     Incorporated  by reference  from exhibit
         plan no.4                   10e (iv) to the Company's  December 31,
                                     1995 Form 10-K.

     e) (v) Executive severance      Incorporated by reference from exhibit
         plan no.5                   10e (v) to the Company's December 31,
                                     1995 Form 10-K.

     f)  State Bank of Long Island   Incorporated  by reference  from exhibit
         401k retirement plan and    10g to the Company's  December 31, 1987
         trust                       Form 10- K.

     g)  State Bancorp, Inc.         Incorporated  by reference  from exhibit
         employee stock ownership    10g to the Company's  December 31, 1987
         plan                        Form 10- K.

     h)  Deferred compensation       Incorporated  by reference  from exhibit
         agreement                   10h to the Company's  December 31, 1995
                                     Form 10- K.

(13) Annual report to stockholders   Filed herein

(24) Independent Auditors' Consent   Filed herein

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,


                                             STATE BANCORP, INC.

                         By:      s/Thomas F. Goldrick, Jr.
                                  -----------------------------------------
                                  Thomas F. Goldrick, Jr., Chairman & C.E.O.

                         Date:              March 25, 1997
                                  -----------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                           Title                             Date
---------                           -----                             ----

s/Thomas F. Goldrick, Jr.           Chairman of the Board             3/25/97
-------------------------
Thomas F. Goldrick, Jr.             (Principal Executive Officer)

s/Daniel T. Rowe                    President                         3/25/97
-------------------------
Daniel T. Rowe

s/Richard W. Merzbacher             Vice Chairman                     3/25/97
-------------------------
Richard W. Merzbacher

s/Brian K. Finneran                 Secretary                         3/25/97
-------------------------
Brian K. Finneran                   (Principal Financial Officer)

s/Gary Holman                       Vice Chairman of the Board        3/25/97
-------------------------
Gary Holman

s/J. Robert Blumenthal              Director                          3/25/97
-------------------------
J. Robert Blumenthal

s/Carl R. Bruno                     Director                          3/25/97
-------------------------
Carl R. Bruno

s/Arthur Dulik, Jr.                 Director                          3/25/97
-------------------------
Arthur Dulik, Jr.

s/Robert J. Grady                   Director                          3/25/97
-------------------------
Robert J. Grady

s/Joseph F. Munson                  Director                          3/25/97
-------------------------
Joseph F. Munson

s/Raymond M. Piacentini             Director                          3/25/97
-------------------------
Raymond M. Piacentini

s/John F. Picciano                  Director                          3/25/97
-------------------------
John F. Picciano

s/Suzanne Rueck                     Director                          3/25/97
-------------------------
Suzanne Rueck