Form 10-Q
period 1997-03-31
STATE BANCORP INC
filed 1997-05-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

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

                       Yes  X       No
                          -----       -----

As of April 30, 1997, there were 5,050,211 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                        Page
                                                                          ----

Item 1.      Consolidated Financial Statements


Consolidated Balance Sheets - March 31, 1997 and
     December 31, 1996 (Unaudited)                                          1.

Statements of Consolidated Earnings for the Three
     Months Ended March 31, 1997 and 1996 (Unaudited)                       2.

Statements of Consolidated Cash Flows for the Three
     Months Ended March 31, 1997 and 1996 (Unaudited)                       3.

Statements of Consolidated Stockholders' Equity for
     the Three Months Ended March 31, 1997 and 1996 (Unaudited)             4.

Notes to Unaudited Consolidated Financial Statements                        5.


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7.


PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings - None                                         N/A

Item 2.  Changes in Securities - None                                     N/A

Item 3.  Defaults upon Senior Securities - None                           N/A

Item 4.  Submission of Matters to a Vote of Security Holders - None       N/A

Item 5.  Other Information - None                                         N/A

Item 6.  Exhibits and Reports on Form 8-K - None                          N/A


SIGNATURES                                                                 13.

-------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
--------------------------------------------------------------------------------

-----------------------------------------------    -------------  -------------
ASSETS:                                                 1997           1996
-----------------------------------------------    -------------  -------------
CASH AND DUE FROM BANKS                            $  20,118,042  $  34,676,593
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                0     30,000,000
                                                   -------------  -------------
CASH AND CASH EQUIVALENTS                             20,118,042     64,676,593

SECURITIES:
  HELD TO MATURITY (APPROXIMATE MARKET VALUE -
    $32,880,874 IN 1997 AND $30,486,626 IN 1996)      32,887,521     30,469,524
  AVAILABLE FOR SALE  - AT MARKET VALUE              189,617,890    156,931,674
                                                   -------------  -------------
TOTAL SECURITIES                                     222,505,411    187,401,198

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($5,008,775 IN 1997 AND $5,008,965 IN 1996)        348,455,594    348,293,930
BANK PREMISES AND EQUIPMENT - NET                      3,024,951      2,996,124
OTHER ASSETS                                          13,025,969     12,049,810
-----------------------------------------------    -------------  -------------
TOTAL ASSETS                                       $ 607,129,967  $ 615,417,655
-----------------------------------------------    =============  =============

-----------------------------------------------
LIABILITIES:
-----------------------------------------------
DEPOSITS:
  DEMAND                                           $  92,319,948  $  96,600,418
  SAVINGS                                            175,225,335    200,744,964
  TIME                                               229,232,683    177,105,107
                                                   -------------  -------------
TOTAL DEPOSITS                                       496,777,966    474,450,489

FEDERAL FUNDS PURCHASED                               10,000,000      3,600,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE        36,387,709     74,079,000
OTHER SHORT-TERM BORROWINGS                           12,000,000     12,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES          2,930,816      2,718,695
-----------------------------------------------    -------------  -------------
TOTAL LIABILITIES                                    558,096,491    566,848,184
-----------------------------------------------    -------------  -------------

-----------------------------------------------
STOCKHOLDERS' EQUITY:
-----------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                               0              0
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 5,118,429 SHARES IN 1997
  AND 5,101,048 SHARES IN 1996; OUTSTANDING 5,035,372
  SHARES IN 1997 AND 5,013,883 SHARES IN 1996         25,592,145     25,505,240
SURPLUS                                               23,040,718     22,915,331
RETAINED EARNINGS                                      3,241,380      2,130,980
UNREALIZED NET LOSS ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX BENEFIT
  OF $1,278,835 IN 1997 AND $649,167 IN 1996)         (1,844,083)      (936,100)
UNEARNED COMPENSATION                                   (996,684)    (1,045,980)
------------------------------------------------   -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                            49,033,476     48,569,471
------------------------------------------------   -------------  -------------

------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 607,129,967  $ 615,417,655
------------------------------------------------   =============  =============

                                      (1)

-------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------

-------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

                                                 ------------------------------
                                                          THREE MONTHS
                                                 ------------------------------

                                                 --------------  --------------
                                                      1997            1996
                                                 --------------  --------------
----------------------------------------------
INTEREST INCOME:
----------------------------------------------
LOANS                                               $8,169,411      $6,894,725
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                  449,783         424,001
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                                  0         339,160
   STATES AND POLITICAL SUBDIVISIONS                   507,133         372,978
   MORTGAGE-BACKED SECURITIES                        1,362,031       2,258,514
   GOVERNMENT AGENCY SECURITIES                      1,002,118         418,395
   OTHER SECURITIES                                     33,524          25,333
                                                 --------------  --------------
TOTAL INTEREST INCOME                               11,524,000      10,733,106
                                                 --------------  --------------

----------------------------------------------
INTEREST EXPENSE:
----------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE     2,095,982       1,815,654
OTHER DEPOSITS AND TEMPORARY BORROWINGS              2,836,020       3,081,940
                                                 --------------  --------------
TOTAL INTEREST EXPENSE                               4,932,002       4,897,594
                                                 --------------  --------------
NET INTEREST INCOME                                  6,591,998       5,835,512
PROVISION FOR POSSIBLE LOAN LOSSES                     450,000         375,000
                                                 --------------  --------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                            6,141,998       5,460,512
                                                 --------------  --------------
----------------------------------------------
OTHER INCOME:
----------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                    320,035         320,247
NET SECURITY (LOSSES) GAINS                            (13,808)         25,193
OTHER OPERATING INCOME                                 108,595          99,080
                                                 --------------  --------------
TOTAL OTHER INCOME                                     414,822         444,520
                                                 --------------  --------------
INCOME BEFORE OPERATING EXPENSES                     6,556,820       5,905,032
                                                 --------------  --------------
----------------------------------------------
OPERATING EXPENSES:
----------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS             2,349,083       2,194,914
OCCUPANCY                                              335,394         346,162
EQUIPMENT                                              138,852         130,244
DEPOSIT  ASSESSMENT  FEES                               31,186          59,558
AMORTIZATION  OF  INTANGIBLES                          151,287         152,221
OTHER  OPERATING  EXPENSES                             900,005         783,306
                                                 --------------  --------------
TOTAL OPERATING EXPENSES                             3,905,807       3,666,405
                                                 --------------  --------------

INCOME BEFORE INCOME TAXES                           2,651,013       2,238,627
PROVISION FOR INCOME TAXES                             936,987         810,477
----------------------------------------------   --------------  --------------
NET INCOME                                          $1,714,026      $1,428,150
----------------------------------------------   --------------  --------------

----------------------------------------------
EARNINGS PER COMMON SHARE                                $0.34           $0.31
----------------------------------------------           -----           -----

----------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           5,028,292       4,557,880
----------------------------------------------   --------------  --------------

                                      (2)

--------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------

-------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------

---------------------------------------------      -------------  -------------
OPERATING ACTIVITIES:                                   1997           1996
---------------------------------------------      -------------  -------------
  NET INCOME                                          $1,714,026     $1,428,150
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                   450,000        375,000
    DEPRECIATION AND AMORTIZATION OF BANK
      PREMISES AND EQUIPMENT                             132,752        132,446
    AMORTIZATION OF INTANGIBLES                          151,287        152,221
    AMORTIZATION OF NET PREMIUM ON SECURITIES            283,513        335,059
    AMORTIZATION OF UNEARNED COMPENSATION                 58,191              0
    NET SECURITY LOSSES (GAINS)                           13,808        (25,193)
    (INCREASE) DECREASE IN OTHER ASSETS                 (497,778)       430,802
    INCREASE (DECREASE) IN ACCRUED EXPENSES,
      TAXES AND OTHER LIABILITIES                        208,621       (382,112)
                                                  -------------- --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              2,514,420      2,446,373
                                                  -------------- --------------
---------------------------------------------
INVESTING ACTIVITIES:
---------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
    TO MATURITY                                        1,325,600      2,323,601
  PURCHASES OF SECURITIES HELD TO MATURITY            (3,765,000)    (1,247,000)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
    FOR SALE                                          42,500,847     12,421,815
  PROCEEDS FROM MATURITIES OF SECURITIES
    AVAILABLE FOR SALE                                15,344,725     48,256,047
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (92,345,357)   (50,159,118)
  INCREASE IN LOANS - NET                               (611,664)   (14,383,146)
  PURCHASES OF BANK PREMISES AND EQUIPMENT-NET          (161,579)      (180,982)
                                                  -------------- --------------
NET CASH USED IN INVESTING ACTIVITIES                (37,712,428)    (2,968,783)
                                                  -------------- --------------
---------------------------------------------
FINANCING ACTIVITIES:
---------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS            (29,800,099)   (59,338,654)
  INCREASE (DECREASE) IN TIME DEPOSITS                52,127,576     (2,998,760)
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED       6,400,000    (12,000,000)
  DECREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                   (37,691,291)   (18,226,309)
  DECREASE IN OTHER SHORT-TERM BORROWINGS                      0    (10,000,000)
  CASH DIVIDENDS PAID                                   (600,126)      (421,191)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
    REINVESTMENT PLAN                                    196,008        138,325
  PROCEEDS FROM STOCK OPTIONS EXERCISED                    7,389          1,378
                                                  -------------- --------------
NET CASH USED IN FINANCING ACTIVITIES                 (9,360,543)  (102,845,211)
                                                  -------------- --------------
---------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (44,558,551)  (103,367,621)
---------------------------------------------
---------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                 64,676,593    121,853,678
---------------------------------------------
---------------------------------------------     -------------- --------------
CASH AND CASH EQUIVALENTS - MARCH 31                 $20,118,042    $18,486,057
---------------------------------------------     -------------- --------------

---------------------------------------------
SUPPLEMENTAL DATA:
---------------------------------------------
     INTEREST PAID                                    $5,015,832     $5,060,275
     INCOME TAXES PAID                                  $228,779       $422,875
     TRANSFERS FROM LOANS TO OTHER REAL
       ESTATE OWNED                                           $0       $700,000
     ADJUSTMENT TO UNREALIZED NET LOSS
       ON SECURITIES AVAILABLE FOR SALE              ($1,537,651)   ($1,655,210)
     DIVIDENDS DECLARED BUT NOT PAID AS
       OF QUARTER END                                   $603,626       $422,213

                                      (3)

---------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------

-------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------
                                                                                          UNREALIZED
                                                                                           NET (LOSS)
                                                                                            GAIN ON
                                                                                           SECURITIES     UNEARNED
                                                 COMMON                     RETAINED       AVAILABLE       COMPEN-
                                                 STOCK        SURPLUS       EARNINGS        FOR SALE       SATION          TOTAL
                                                 -----        -------       --------        --------       ------          -----
BALANCE,  JANUARY 1, 1997                     $25,505,240   $22,915,331   $ 2,130,980    ($  936,100)    (1,045,980)   $ 48,569,471

NET INCOME                                                                  1,714,026                                     1,714,026

CASH DIVIDENDS DECLARED
   ($0.12 PER SHARE)                                                         (603,626)                                     (603,626)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (16,334 SHARES
  AT 95% OF MARKET VALUE)                          81,670       114,338                                                     196,008

STOCK OPTIONS EXERCISED                             5,235         2,154                                                       7,389

AMORTIZATION OF UNEARNED
   COMPENSATION                                                   8,895                                      49,296          58,191

NET CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                         (907,983)                      (907,983)

------------------------------------          -----------   -----------   -----------    -----------    -----------    ------------
BALANCE,  MARCH 31, 1997                      $25,592,145   $23,040,718   $ 3,241,380    ($1,844,083)   ($  996,684)   $ 49,033,476
------------------------------------          -----------   -----------   -----------    -----------    -----------    ------------


BALANCE,  JANUARY 1, 1996                     $21,059,560   $16,402,404   $ 3,159,000    ($   33,412)                  $ 40,587,552

NET INCOME                                                                  1,428,150                                     1,428,150

CASH DIVIDENDS DECLARED
  ($0.09 PER SHARE)                                                          (422,213)                                     (422,213)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (10,216 SHARES
  AT 95% OF MARKET VALUE)                          51,080        87,245                                                     138,325

STOCK OPTIONS EXERCISED                               895           483                                                       1,378

NET CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                         (972,434)                      (972,434)

------------------------------------          -----------   -----------   -----------    -----------    -----------    ------------
BALANCE,  MARCH 31, 1996                      $21,111,535   $16,490,132   $ 4,164,937    ($1,005,846)                  $ 40,760,758
------------------------------------          -----------   -----------   -----------    -----------    -----------    ------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 1997 and December 31, 1996 and its consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996 and changes in stockholders' equity for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY
--------------------


The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 1997.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 100,000 of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 1997, 16,943 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


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



                                       (5)

LOANS
-----

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,192,131 and $1,244,000 was established for $8,879,792 and $ 8,602,044 of the total impaired loans at March 31, 1997 and December 31, 1996, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $9,517,261 for the quarter ended March 31, 1997 and $7,428,255 for the year ended December 31, 1996. Total impaired loans amounted to $9,556,280 at March 31, 1997 and $9,278,532 at December 31, 1996. The aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $5,992,978 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $3,563,302. Total interest income recognized for impaired, nonaccrual and restructured loans was $81,306 and $14,734 during the three months ended March 31, 1997 and 1996, respectively.

Activity in the allowance for possible loan losses for the three months ended March 31, 1997 and 1996 is as follows:

                                                1997               1996
                                            ------------       ------------
Balance, January 1                           $5,008,965         $5,004,216
Provision charged to income                     450,000            375,000
Charge-offs, net of recoveries of
$18,289 in 1997 and $35,705 in 1996            (450,190)          (598,168)
                                            ------------       ------------
Balance, March 31                            $5,008,775         $4,781,048
                                            ============       ============

                                       (6)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

1. MATERIAL CHANGES IN FINANCIAL CONDITION - At March 31, 1997, total assets of the Company amounted to $607.1 million, a decline of $8.3 million or 1.3% when compared to December 31, 1996. A reduction of $44.6 million in cash and cash equivalents, principally short-term securities purchased under agreements to resell (SPUARs), accounted for the asset reduction experienced by the Company. Largely offsetting the foregoing decline, the investment securities portfolio expanded by $35.1 million to $222.5 million. The growth in the investment portfolio was in callable Government agency issues that are pledgeable to secure municipal deposits. These securities have replaced short-term SPUARs for this purpose and have provided an increase in yield of approximately 150 basis points in the process. Total loans outstanding were relatively flat at March 31, 1997 versus year-end 1996 ($353.5 million versus $353.3 million). First quarter principal amortization and normal clean-up activity offset the new business that was generated during the first three months of the year. Management anticipates that expansion of the loan portfolio will take place throughout the balance of the year, with year to year growth of approximately 10% an achievable target.

At March 31, 1997, total deposits advanced by $22.3 million to $496.8 million when compared to year-end 1996. This increase was due to a $52.1 million increase in short-term time deposits, primarily municipal CD's over $100,000. The growth in time deposits offset lower levels of demand and savings deposits resulting from a seasonal reinvestment of short-term municipal tax deposits. The Company's municipal finance department is among the most active on Long Island and serves a number of local Towns, Villages and School Districts in Nassau and Suffolk counties. The Company also experienced a net decline in short-term borrowings of $31.3 million due to a $37.7 million reduction in securities sold under agreements to repurchase (SSUAR). Somewhat offsetting the lower level of SSUARs was a $6.4 million increase in overnight Federal funds purchased.

Average assets for the first quarter of 1997 grew by $38.4 million or 7.0% to $590.3 million from the comparable 1996 period. A 21.4% increase in average loans (up $62.5 million to $354.9 million) and a nominal increase in money market instruments (up $3.5 million) was responsible for the asset growth during the first quarter of 1997. Funding this growth were increases in all core deposit products (demand deposits, Super NOW, savings and money fund accounts) and certificates of deposit over $100,000 along with a reduction in investment securities (down $27.6 million on average), principally due to amortization of mortgage-backed issues and maturities of U.S. treasury obligations. Short-term money market borrowings, primarily SSUARs, declined on average by $9.2 million during the first quarter of 1997. The net result of these activities was a change in the mix of the Company's balance sheet that yielded a 24 basis point widening of the first quarter's net interest rate spread (to 4.47%) and an improved loan to deposit ratio (65% in 1997 versus 58% in 1996). Growth in commercial loans and commercial mortgages at rates of prime to prime plus 2.5% along with an increased demand deposit base have fueled the Company's improvements in net interest income and the net interest rate spread during the first quarter of 1997 as well as during the previous two years. Management anticipates that these trends will continue for the balance of 1997.

                                       (7)

A strong capital position is absolutely essential to support continued growth and profitability, to serve the ongoing needs of depositors and creditors, and to yield an attractive and competitive rate of return to stockholders. Total stockholders' equity of the Company amounted to $49.0 million at March 31, 1997, an increase of $8.3 million or 20.3% versus the comparable 1996 date. Excluding valuations related to SFAS No. 115 at March 31, 1997 and 1996, total stockholders' equity grew at a year to year rate of 21.8%. The ratio of total stockholders' equity to total assets was 8.08%, 7.89% and 7.44% at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. Based upon banking industry regulatory guidelines, a "well capitalized" institution must maintain a Tier I leverage ratio of at least 5.00% and Tier I and total capital to risk-weighted assets ratios of at least 6.00% and 10.00%, respectively. At March 31, 1997, the Company's sole operating subsidiary, State Bank of Long Island, maintained a Tier I leverage ratio of 7.92%, while its risk-weighted ratios were 12.46% for Tier I capital and 13.71% for total capital. These ratios are substantially in excess of the foregoing regulatory guidelines and also compare favorably to the Bank's peers. As previously discussed in the 1996 Annual Report to Stockholders, the Company added $4.3 million to capital during 1996 through a rights offering. This additional capital will continue to be utilized to support loan growth, other investment opportunities and for general corporate purposes.

Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to ensure the ability to access funding which will enable the Company to maintain cash flows sufficient to meet immediate and future demands for credit, deposit withdrawals, maturing liabilities and operating expenses and to do so without incurring significant losses. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 1997, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost core deposit balances continued to grow during the first quarter of 1997, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 1997, the Company had access to $39 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $16.5 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $29 million in securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings at quarter-end 1997.

2. MATERIAL CHANGES IN RESULTS OF OPERATIONS - Net income for the three months ended March 31, 1997 was $1,714,000, a 20.0% improvement over the comparable 1996 period. The higher level of earnings in 1997 resulted from a 13.0% increase in net interest income and a lower effective income tax rate. The lower effective tax rate resulted from an increase in tax-exempt municipal income recorded during 1997 coupled with the phase-out of the New York State MTA tax surcharge on July 1, 1996. Mitigating these improvements somewhat were increases in the provision for credit losses (up 20.0% due to continued growth in the loan portfolio) and total operating expenses and a decline in other income during the first quarter of 1997.

As previously mentioned, the growth in net interest income, up $756 thousand to $6.6 million, resulted from an expanded interest-earning asset base, principally commercial loans and commercial mortgages, and a wider net interest rate spread. Loan growth, although flat thus far during 1997, has generally been

                                       (8)
strong during the past 18 months. An expanded lending staff, an improved economy and the ongoing consolidation of the local banking market have provided numerous opportunities for the Company to increase its loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share. Products such as Business Direct Access, the Company's real-time cash management system, and the recently introduced small business line of credit, continue to provide the local business community with a product line-up that competes quite effectively with larger financial institutions.

The Company's investment portfolio declined, on average, by 12.1% in 1997 versus 1996. Paydowns on mortgage-backed issues and maturities of Treasury notes accounted for this decline. Somewhat offsetting these reductions were increases in short-term municipal securities (up $16.3 million on average) and callable Government agency issues (up $34.4 million). Management of the Company has been an active purchaser of agency securities thus far in 1997 due to their attractive yields and their ability to be pledged to secure municipal deposits.

Other income fell by 6.7% in the first quarter of 1997 due to losses incurred on the sale of investment securities. Excluding the impact of securities transactions, other income improved by 2.2% in 1997 due to growth in annuity commission income, wire transfer fees and cash management product income.

Total operating expenses increased by 6.5% during the first quarter of 1997, mainly due to increases in salaries and employee benefits arising from staff expansion in the lending group and product support areas along with an increase in employee benefits expenses related to incentive compensation plans. In addition, other operating expenses increased due to higher other real estate expenses, an increased marketing and advertising budget and higher costs related to external audits and exams and commercial insurance policies. Somewhat offsetting the operating expense increases previously described were a decline in FDIC assessment expenses due to the lowering of the assessment rates on insured deposits during 1996 and a reduction in occupancy costs arising from lower maintenance expenses on owned properties.

Despite the overall increase in operating expenses, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) improved to 53.6% for the first quarter of 1997 versus 57.0% a year ago. The Company's ratio of total operating expenses to average total assets was 2.53% during the first quarters of 1997 and 1996. This ratio places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

The Company's senior lending personnel work in conjunction with line lenders to determine the level of risk in the Company's loan-related assets and establish an adequate level for the allowance for possible loan losses. An outside loan review consultant is also utilized to independently verify the loan classifications and the adequacy of the allowance. Management actively seeks to reduce the level of nonperforming assets through aggressive collection efforts and, where necessary, litigation and charge-offs. Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $6.8 million at March 31, 1997, a decrease of $0.1 million versus December 31, 1996 and $1.2 million versus March 31, 1996. Nonperforming assets (as defined by the Company) as a percentage

                                       (9)
of total loans and other real estate owned were 1.93%, 1.95% and 2.64% at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The level of restructured, accruing loans at March 31, 1997 increased by $0.3 million when compared to year-end 1996. Restructured loans continue to accrue and pay interest in accordance with their revised terms. As outlined in the Company's 1996 Annual Report to Stockholders, restructured, accruing loans include $5.0 million related to one credit which is collateralized by commercial real estate with a current appraised value significantly in excess of the carrying amount of the credit. The restructured rate on this credit will remain below the contractual rate until the underlying project is complete. It is estimated that cash flows will again be sufficient to support a market rate of interest on this credit during the fourth quarter of 1997. Subsequent to the close of the first quarter of 1997, the Company sold a commercial property classified as other real estate owned. This sale, which resulted in a small gain, reduced the balance of other real estate owned by approximately $0.9 million.

The provision for possible loan losses was up by $75 thousand (20%) versus the first quarter of 1996 due principally to growth in the loan portfolio. The allowance for possible loan losses amounted to $5.0 million or 1.42% of total loans at March 31, 1997 versus $4.8 million or 1.59% at the comparable 1996 date. The allowance for loan losses as a percentage of nonaccrual loans improved to 86.3% from 85.4% and 65.8% at December 31, 1996 and March 31, 1996,
respectively. Management has determined that the current level of the allowance for loan losses is adequate in relation to the risks present in the portfolio. The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are secured by collateral with a market value in excess of the carrying amounts of the individual loans. A further review of the Company's nonperforming assets and allowance for possible loan losses may be found in Table 2-3 following this analysis.

                                       (10)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS (CONTINUED)

                                              ================================================================================
                                                                              MARCH 31, 1997
------------------
TABLE  2-2                                                        LIQUIDITY AND INTEREST RATE SENSITIVITY
------------------                            ================================================================================
                                                                ====================================================================
($ IN THOUSANDS)                                                                       SENSITIVITY TIME HORIZON
---------------------------------------------                                                         Over    Noninterest
INTEREST - SENSITIVE  ASSETS :  1)                               0-6 Months  6-12 Months 1-5 Years  5 Years    Sensitive     Total
---------------------------------------------                   ====================================================================

   Loans (net of unearned income) 2)                              $ 238,535    $15,735   $ 61,361   $ 32,028   $  5,805   $ 353,464
   Securities Held to Maturity                                       30,034      2,713         98         42          0      32,887
   Securities  Available  for  Sale 3)                               15,434     18,331     59,081     97,924      1,971     192,741
   Unrealized Net Loss on Securities
         Available  for  Sale                                        (3,123)         0          0          0          0      (3,123)
                                                                  ---------    -------   --------   --------   --------   ---------
         Total  Interest-Sensitive  Assets                          280,880     36,779    120,540    129,994      7,776     575,969

   Cash and Due from Banks                                           20,118          0          0          0          0      20,118
   All  Other  Assets 7)                                              5,388      2,338          0          0      3,317      11,043
                                                                  ---------    -------   --------   --------   --------   ---------
         Total  Assets                                            $ 306,386    $39,117   $120,540   $129,994   $ 11,093   $ 607,130
                                                                  ---------    -------   --------   --------   --------   ---------

---------------------------------------------
INTEREST - BEARING  LIABILITIES :  1)
---------------------------------------------

   Savings  Accounts 4)                                           $  10,727    $10,727   $ 85,818          0   $      0   $ 107,272
   Money  Fund  and  Now  Accounts 5)                                41,043     13,455     13,455          0          0      67,953
   Time  Deposits 6)                                                162,338     23,133     43,411        351          0     229,233
                                                                  ---------    -------   --------   --------   --------   ---------
         Total  Interest-Bearing  Liabilities                       214,108     47,315    142,684        351          0     404,458

   Securities Sold Under Agreements to Repurchase,
         Federal Funds Purchased, and Other Borrowings               58,388          0          0          0          0      58,388
   All  Other  Liabilities,  Equity and Demand Deposits 7)            1,889        947         95          0    141,353     144,284
                                                                  ---------    -------   --------   --------   --------   ---------
         Total  Liabilities  and  Equity                          $ 274,385    $48,262   $142,779   $    351   $141,353   $ 607,130
                                                                  ---------    -------   --------   --------   --------   ---------

         Cumulative  Interest-Sensitivity  Gap                    $  32,001    $22,856   $    617   $130,260   $      0
         Cumulative  Interest-Sensitivity  Ratio                      111.7%     107.1%     100.1%     128.0%     100.0%
         Cumulative  Interest-Sensitivity  Gap
            As a % of Total Assets                                     10.4%       6.6%       0.1%      21.9%       -- %

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

                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)

-------------------
TABLE 2 - 3
-------------------

-------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES MARCH 31, 1997 VERSUS DECEMBER 31, 1996 AND MARCH 31, 1996
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                         PERIOD ENDED:
                                           ------------------------------------
                                             3/31/97     12/31/96       3/31/96
                                           ---------    ---------     ---------
NONACCRUAL LOANS                              $5,805       $5,869        $7,266
OTHER REAL ESTATE OWNED                        1,027        1,027           700
                                           ---------    ---------     ---------
    TOTAL NONPERFORMING ASSETS                $6,832       $6,896        $7,966
                                           ---------    ---------     ---------

RESTRUCTURED, ACCRUING LOANS                  $6,782 (1)   $6,524 (1)    $1,748
LOANS 90 DAYS OR MORE PAST DUE
   AND STILL ACCRUING                         $1,046       $1,228        $4,525
GROSS LOANS OUTSTANDING                     $353,544     $353,383      $300,731
TOTAL STOCKHOLDERS' EQUITY                   $49,033      $48,569       $40,761

ANALYSIS OF THE ALLOWANCE FOR                         QUARTER ENDED:
  POSSIBLE LOAN LOSSES:                    ------------------------------------
                                             3/31/97     12/31/96       3/31/96
                                           ---------    ---------     ---------
BEGINNING BALANCE                             $5,009       $5,279        $5,004
PROVISION                                        450          375           375
NET CHARGE-OFFS                                 (450)        (645)         (598)
                                           ---------    ---------     ---------
    ENDING BALANCE                            $5,009       $5,009        $4,781
                                           ---------    ---------     ---------

KEY RATIOS AT PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                 1.42%        1.42%         1.59%

NONACCRUAL LOANS AS A % OF TOTAL LOANS          1.64%        1.66%         2.42%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED            1.93%        1.95%         2.64%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                     86.29%       85.35%        65.80%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING            36.74%       36.77%        35.31%

(1) INCLUDES ONE CREDIT TOTALING $5.0 MILLION AT 3/31/97 AND $4.7 MILLION AT 12/31/96, WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE SIGNIFICANTLY IN EXCESS OF THE CARRYING VALUE OF THE CREDIT. THE RESTRUCTURED RATE ON THIS CREDIT WILL REMAIN BELOW THE CONTRACTUAL RATE UNTIL THE UNDERLYING PROJECT IS COMPLETE. IT IS ESTIMATED THAT CASH FLOWS WILL AGAIN BE SUFFICIENT TO SUPPORT A MARKET RATE OF INTEREST ON THIS CREDIT DURING THE FOURTH QUARTER OF 1997.

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




                               STATE BANCORP, INC.





5/14/97                                        s/Daniel T. Rowe
-------                                        ----------------
Date                                           Daniel T. Rowe, President




5/14/97                                        s/Brian K. Finneran
-------                                        -------------------
Date                                           Brian K. Finneran, Secretary
                                              (Principal Financial Officer)



                                      (13)