Form 10-Q
period 1997-06-30
STATE BANCORP INC
filed 1997-08-13
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1997

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

As of July 31, 1997, there were 6,085,266 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                       Page
                                                                         ----

Item 1.      Consolidated Financial Statements


Consolidated Balance Sheets - June 30, 1997 and                            1.
     December 31, 1996 (Unaudited)

Statements of Consolidated Earnings for the Three and
     Six Months Ended June 30, 1997and 1996 (Unaudited)                    2.

Statements of Consolidated Cash Flows for the Six Months
     Ended June 30, 1997 and 1996(Unaudited)                               3.

Statements of Consolidated Stockholders' Equity for the
     Six Months Ended June 30, 1997and 1996 (Unaudited)                    4.

Notes to Unaudited Consolidated Financial Statements                       5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Resultof Operations                             7.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                    N/A

Item 2.      Changes in Securities - None                                N/A

Item 3.      Defaults upon Senior Securities - None                      N/A

Item 4.      Submission of Matters to a Vote of Security Holders          14.

Item 5.      Other Information - None                                    N/A

Item 6.      Exhibits and Reports on Form 8-K - None                     N/A

SIGNATURES                                                                15.

------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
------------------------------------------------
------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
------------------------------------------------

------------------------------------------------
ASSETS:                                                1997            1996
------------------------------------------------  --------------  --------------

CASH AND DUE FROM BANKS                             $28,941,714     $34,676,593
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL       3,000,000      30,000,000
FEDERAL FUNDS SOLD                                    4,000,000               0
                                                  --------------  --------------
CASH AND CASH EQUIVALENTS                            35,941,714      64,676,593

SECURITIES:
  HELD TO MATURITY (APPROXIMATE MARKET VALUE -
    $9,880,127 IN 1997 AND $30,486,626 IN 1996)       9,875,868      30,469,524
  AVAILABLE FOR SALE  - AT MARKET VALUE             234,778,589     156,931,674
                                                  --------------  --------------
TOTAL SECURITIES                                    244,654,457     187,401,198

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN
  LOSSES ($5,220,331 IN 1997 AND $5,008,965
  IN 1996)                                          349,819,930     348,293,930
BANK PREMISES AND EQUIPMENT - NET                     3,100,946       2,996,124
OTHER ASSETS                                         12,802,850      12,049,810

------------------------------------------------  --------------  --------------
TOTAL ASSETS                                       $646,319,897    $615,417,655
------------------------------------------------  ==============  ==============

------------------------------------------------
LIABILITIES:
------------------------------------------------
DEPOSITS:
  DEMAND                                           $100,893,546     $96,600,418
  SAVINGS                                           183,290,738     200,744,964
  TIME                                              217,412,864     177,105,107
                                                  --------------  --------------
TOTAL DEPOSITS                                      501,597,148     474,450,489

FEDERAL FUNDS PURCHASED                                       0       3,600,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE       79,680,494      74,079,000
OTHER SHORT-TERM BORROWINGS                          11,000,000      12,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES         2,459,646       2,718,695

------------------------------------------------  --------------  --------------
TOTAL LIABILITIES                                   594,737,288     566,848,184
------------------------------------------------  --------------  --------------

------------------------------------------------
STOCKHOLDERS' EQUITY:
------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                              0               0
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 6,160,031
  SHARES IN 1997 AND 5,101,048 SHARES
  IN 1996; OUTSTANDING 6,065,153
  SHARES IN 1997 AND 5,013,883 SHARES IN 1996        30,800,155      25,505,240
SURPLUS                                              18,059,648      22,915,331
RETAINED EARNINGS                                     4,535,202       2,130,980
UNREALIZED NET LOSS ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX BENEFIT
  OF $598,900 IN 1997 AND $649,167 IN 1996)            (863,616)       (936,100)
UNEARNED COMPENSATION                                  (948,780)     (1,045,980)

------------------------------------------------  --------------  --------------
TOTAL STOCKHOLDERS' EQUITY                           51,582,609      48,569,471
------------------------------------------------  --------------  --------------

------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $646,319,897    $615,417,655
------------------------------------------------  ==============  ==============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
------------------------------------------------------------------------
                                                              ---------------------------------   ---------------------------------
                                                                        THREE MONTHS                          SIX MONTHS
                                                              ---------------------------------   ---------------------------------
                                                              ---------------   ---------------   ---------------   ----------------
                                                                    1997              1996              1997              1996
                                                              ---------------   ---------------   ---------------   ----------------
------------------------------------------------------------
INTEREST INCOME:
------------------------------------------------------------
LOANS                                                          $  8,567,751       $  7,091,346       $ 16,737,162       $ 13,986,071
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                               686,340            308,868          1,136,123            732,869
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                                               0            267,789                  0            606,949
   STATES AND POLITICAL SUBDIVISIONS                                561,518            372,642          1,068,651            745,621
   MORTGAGE-BACKED SECURITIES                                     1,261,962          2,107,176          2,623,993          4,365,690
   GOVERNMENT AGENCY SECURITIES                                   2,124,367            477,452          3,126,485            895,847
   OTHER SECURITIES                                                  30,551             30,284             64,074             55,617
                                                               ------------       ------------       ------------       ------------
TOTAL INTEREST INCOME                                            13,232,489         10,655,557         24,756,488         21,388,664
                                                               ------------       ------------       ------------       ------------
------------------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                  2,601,742          1,918,128          4,697,723          3,733,782
OTHER DEPOSITS AND TEMPORARY BORROWINGS                           3,337,248          2,808,934          6,173,268          5,890,874
                                                               ------------       ------------       ------------       ------------
TOTAL INTEREST EXPENSE                                            5,938,990          4,727,062         10,870,991          9,624,656
                                                               ------------       ------------       ------------       ------------
NET INTEREST INCOME                                               7,293,499          5,928,495         13,885,497         11,764,008
PROVISION FOR POSSIBLE LOAN LOSSES                                  600,000            375,000          1,050,000            750,000
                                                               ------------       ------------       ------------       ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                         6,693,499          5,553,495         12,835,497         11,014,008
                                                               ------------       ------------       ------------       ------------
------------------------------------------------------------
OTHER INCOME:
------------------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                 305,099            345,314            625,134            665,561
NET SECURITY (LOSSES) GAINS                                         (40,529)           (11,698)           (54,337)            13,494
OTHER OPERATING INCOME                                              109,578            104,673            218,173            203,754
                                                               ------------       ------------       ------------       ------------
TOTAL OTHER INCOME                                                  374,148            438,289            788,970            882,809
                                                               ------------       ------------       ------------       ------------
INCOME BEFORE OPERATING EXPENSES                                  7,067,647          5,991,784         13,624,467         11,896,817
                                                               ------------       ------------       ------------       ------------
------------------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                          2,448,490          2,211,398          4,797,574          4,406,313
OCCUPANCY                                                           398,950            325,722            734,344            671,884
EQUIPMENT                                                           147,936            128,395            286,788            258,639
DEPOSIT  ASSESSMENT  FEES                                            32,632             94,532             63,818            154,090
AMORTIZATION  OF  INTANGIBLES                                       151,287            152,221            302,573            304,441
OTHER  OPERATING  EXPENSES                                          967,329            842,014          1,867,334          1,625,321
                                                               ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                          4,146,624          3,754,282          8,052,431          7,420,688
                                                               ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                        2,921,023          2,237,502          5,572,036          4,476,129
PROVISION FOR INCOME TAXES                                        1,021,533            824,771          1,958,519          1,635,248
--------------------------------------------------------       ------------       ------------       ------------       ------------
NET INCOME                                                     $  1,899,490       $  1,412,731       $  3,613,517       $  2,840,881
--------------------------------------------------------       ------------       ------------       ------------       ------------

--------------------------------------------------------
EARNINGS PER COMMON SHARE                                      $       0.31       $       0.26       $       0.60       $       0.52
--------------------------------------------------------       ------------       ------------       ------------       ------------

--------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        6,058,858          5,499,675          6,046,473          5,484,566
--------------------------------------------------------       ------------       ------------       ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  ------------- ------------
OPERATING ACTIVITIES:                                      1997         1996
----------------------------------------------------  ------------- ------------
  NET INCOME                                           $3,613,517    $2,840,881
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                  1,050,000       750,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             266,134       264,980
    AMORTIZATION OF INTANGIBLES                           302,573       304,441
    AMORTIZATION OF NET PREMIUM ON SECURITIES             726,099       689,129
    AMORTIZATION OF UNEARNED COMPENSATION                 120,746             0
    NET SECURITY LOSSES (GAINS)                            54,337       (13,494)
    GAIN ON SALE OF OTHER REAL ESTATE OWNED("OREO")       (38,055)            0
    INCREASE IN OTHER ASSETS                           (1,997,543)      (80,528)
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                            (264,592)     (841,018)
                                                     ------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,833,216     3,914,391
                                                     ------------- -------------
----------------------------------------------------
INVESTING ACTIVITIES:
----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                       25,040,712    22,962,340
  PURCHASES OF SECURITIES HELD TO MATURITY             (4,489,000)   (7,707,929)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                          81,287,928    21,284,206
  PROCEEDS FROM MATURITIES OF SECURITIES
     AVAILABLE FOR SALE                                41,215,758    67,358,262
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (200,966,342)  (94,309,963)
  INCREASE IN LOANS - NET                              (2,576,000)  (30,692,412)
  PROCEEDS FROM SALE OF OREO                              929,718             0
  PURCHASES OF BANK PREMISES AND EQUIPMENT-NET           (370,956)     (344,111)
                                                     ------------- -------------
NET CASH USED IN INVESTING ACTIVITIES                 (59,928,182)  (21,449,607)
                                                     ------------- -------------
----------------------------------------------------
FINANCING ACTIVITIES:
----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS             (13,161,098)  (60,823,096)
  INCREASE IN TIME DEPOSITS                            40,307,757    16,837,155
  DECREASE IN FEDERAL FUNDS PURCHASED                  (3,600,000)   (2,500,000)
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                           5,601,494   (24,106,274)
  DECREASE IN OTHER SHORT-TERM BORROWINGS              (1,000,000)  (10,000,000)
  CASH DIVIDENDS PAID                                  (1,203,752)     (843,404)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    399,657       306,478
  PROCEEDS FROM STOCK OPTIONS EXERCISED                    16,029       182,818
                                                     ------------- -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    27,360,087   (80,946,323)
                                                     ------------- -------------
----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (28,734,879)  (98,481,539)
----------------------------------------------------
----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  64,676,593   121,853,678
----------------------------------------------------
---------------------------------------------------- ------------- -------------
CASH AND CASH EQUIVALENTS - JUNE 30                   $35,941,714   $23,372,139
---------------------------------------------------- ------------- -------------
----------------------------------------------------
SUPPLEMENTAL DATA:
----------------------------------------------------
     INTEREST PAID                                    $11,005,329    $9,795,707
     INCOME TAXES PAID                                 $2,248,779    $1,897,875
     TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED           $0      $700,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                               $122,751   ($2,845,516)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $605,543      $511,007

                                      (3)

--------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------

----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
----------------------------------------------------------------------------
                                                                                         UNREALIZED
                                                                                         NET (LOSS)
                                                                                          GAIN ON
                                                                                         SECURITIES       UNEARNED
                                           COMMON                         RETAINED       AVAILABLE        COMPEN-
                                            STOCK        SURPLUS          EARNINGS        FOR SALE         SATION          TOTAL
                                            -----        -------          --------        --------         ------          -----
BALANCE,  JANUARY 1, 1997               $ 25,505,240   $ 22,915,331    $  2,130,980    ($   936,100)     ($1,045,980)  $ 48,569,471

NET INCOME                                                                3,613,517                                       3,613,517

CASH DIVIDENDS DECLARED
   ($0.20 PER SHARE)                                                     (1,209,295)                                     (1,209,295)

6 FOR 5 STOCK SPLIT (1,026,672 SHARES      5,133,360     (5,133,360)                                                              0
   AT $5.00 PAR VALUE)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (30,057 SHARES
  AT 95% OF MARKET VALUE)                    150,285        249,372                                                         399,657

STOCK OPTIONS EXERCISED                       11,270          4,759                                                          16,029

AMORTIZATION OF UNEARNED
   COMPENSATION                                              23,546                                          97,200         120,746

NET CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                          72,484                          72,484
-----------------------------------     ------------   ------------    ------------    ------------    ------------    ------------
BALANCE,  JUNE 30, 1997                 $ 30,800,155   $ 18,059,648    $  4,535,202    ($   863,616)   ($   948,780)   $ 51,582,609
-----------------------------------     ------------   ------------    ------------    ------------    ------------    ------------

BALANCE,  JANUARY 1, 1996               $ 21,059,560   $ 16,402,404    $  3,159,000    ($    33,412)                   $ 40,587,552

NET INCOME                                                                2,840,881                                       2,840,881

CASH DIVIDENDS DECLARED
  ($0.17 PER SHARE)                                                        (933,238)                                       (933,238)

8% STOCK DIVIDEND ISSUED
   (340,672 SHARES AT MARKET VALUE)        1,703,360      2,895,712      (4,599,072)                                              0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (22,746 SHARES
  AT 95% OF MARKET VALUE)                    113,730        192,748                                                         306,478

STOCK OPTIONS EXERCISED                      118,685         64,133                                                         182,818

NET CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                      (1,671,739)                     (1,671,739)
--------------------------------------  ------------   ------------    ------------    ------------    ------------    ------------
BALANCE,  JUNE 30, 1996                 $ 22,995,335   $ 19,554,997    $    467,571    ($ 1,705,151)                   $ 41,312,752
--------------------------------------  ------------   ------------    ------------    ------------    ------------    ------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 1997 and December 31, 1996, its consolidated earnings for the three and six months ended June 30, 1997 and 1996 and cash flows and changes in stockholders' equity for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY
--------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 1997.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 100,000 of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account and the Company recognizes compensation expense equal to the current market price of the common shares. As of June 30, 1997, 25,122 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


EARNINGS PER SHARE
------------------

Earnings per share are computed based on the weighted average number of common shares outstanding after giving retroactive effect to stock dividends and splits. The impact of the assumed exercise of stock options is immaterial or antidilutive in all periods presented.


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

                                       (5)

LOANS
-----

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $964,676 and $1,244,000 was established for $8,550,478 and $8,602,044 of the total impaired loans at June 30, 1997 and December 31, 1996, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $9,919,692 for the quarter ended June 30, 1997 and $7,428,255 for the year ended December 31, 1996. Total impaired loans amounted to $9,979,607 at June 30, 1997 and $9,278,532 at December 31, 1996. The aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $6,311,557 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $3,668,050. Total interest income recognized for impaired, nonaccrual and restructured loans was $95,372 and $35,891 during the three months ended June 30, 1997 and 1996, respectively, and $176,678 and $50,625 during the six months ended June 30, 1997 and 1996, respectively.

Activity in the allowance for possible loan losses for the six months ended June 30, 1997 and 1996 is as follows:

                                             1997               1996
                                         ------------      ------------
Balance, January 1                         $5,008,965        $5,004,216
Provision charged to income                 1,050,000           750,000
Charge-offs, net of recoveries of
$72,347 in 1997 and $59,543 in 1996          (838,634)         (574,194)
                                         ------------      ------------
Balance, June 30                           $5,220,331        $5,180,022
                                         ============      ============

                                       (6)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - As of June 30, 1997, total assets of the Company amounted to $646.3 million, an increase of $30.9 million or 5.0% when compared to December 31, 1996. Growth in available for sale investment securities (up $77.8 million), primarily due to purchases of callable Agency paper, coupled with a modest expansion of the loan portfolio (up $1.5 million), accounted for the increase in total assets. The increase in holdings of callable Agency securities have replaced short-term securities purchased under agreements to resell (SPUARs) as a vehicle to secure various deposits. This shift in the asset mix has helped to widen the Company's net interest rate spread for the six months ended June 30, 1997 to 4.34% from 4.22% in the same period last year. Somewhat offsetting the foregoing increases were declines in held to maturity investment securities (down $20.6 million) due to seasonal municipal refinancing activity, along with the aforementioned decrease in securities purchased under agreements to resell (down $27.0 million).

The Company's loan portfolio increased only nominally (0.4%) in the June year-to-date period. Principal amortization, normal clean-up activity and the loss of several large credits due to acquisitions of certain Company customers, largely offset the new business that was generated during the first half of the year. Management anticipates that expansion of the loan portfolio will take place during the second half of the year, with year-to-year growth of approximately 5% - 7% an achievable target. This modest growth scenario will possibly result in compression of the net interest rate spread during the last six months of 1997.

Funding the first half asset expansion, total deposits grew by $27.1 million, or 5.7%, to $501.6 million when compared to year-end 1996. This growth was due to advances in demand deposits (up $4.3 million) and time deposits, primarily municipal CD's over $100M with maturities of less than three months. The growth in demand and time balances offset a lower level of savings deposits resulting from seasonal outflows. The Company's municipal finance department continues to be among the most active on Long Island and enjoys relationships with dozens of local Towns, Villages and School Districts in Nassau and Suffolk counties. The Company also experienced a net increase in short-term borrowings of $1.0 million due to a $5.6 million increase in securities sold under agreements to repurchase (SSUARs). Somewhat offsetting the higher level of SSUARs were declines of $3.6 million in overnight Federal funds purchased and $1.0 million in other short-term borrowings.

Second quarter average assets grew by $135.4 million or 23.3% to $716.8 million from the comparable 1996 period. Significant growth in all interest-earning asset categories accounted for the asset expansion. A 16.7% increase in loans (up $51.1 million to $356.6 million), primarily commercial loans and commercial mortgages, and a $43.6 million increase in investment securities, were the largest contributors to the asset growth. In addition, Federal funds sold and
SPUARs increased by $26.9 million, largely the result of municipal collateralization activity. Primarily

                                       (7)
funding this growth were increases in all core deposit products (demand deposits, Super NOW, savings and money fund accounts). Core deposits increased by 27% and now comprise approximately 56% of total deposits. In addition, growth in certificates of deposit over $100,000, Federal funds purchased, SSUARs and stockholders' equity also contributed to the increase in funding. The net result of these activities was a change in the mix of the Company's balance sheet that resulted in a 2 basis point narrowing of the second quarter net interest rate spread to 4.27%, however, the Company's returns on average assets and average stockholders' equity each increased over comparable 1996 levels to 1.06% and 15.14%, respectively.


A strong capital position is absolutely essential to support continued growth and profitability, to serve the ongoing needs of depositors and creditors, and to yield an attractive and competitive rate of return to stockholders. At June 30, 1997, the Company continued to maintain capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $51.6 million at June 30, 1997, an increase of $10.3 million or 24.9% versus the comparable 1996 date. Excluding valuations related to Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at June 30, 1997 and 1996, total stockholders' equity grew at a year-to-year rate of 21.9%. The following table (2-1) summarizes the Company's capital ratios as of June 30, 1997 and compares them to current regulatory guidelines and December 31 and June 30, 1996 actual results. As previously discussed in the 1996 Annual Report to Stockholders, the Company added $4.3 million to capital during 1996 through a rights offering. This additional capital will continue to be utilized to support loan growth, other investment opportunities and for general corporate purposes.


TABLE 2-1
---------
                                   Tier I capital/   Total Capital/
                           Tier I    Risk-Weighted    Risk-Weighted
                          Leverage          Assets           Assets
                          --------          ------           ------
Regulatory Minimum      3.00%-5.00%           4.00%            8.00%

Ratios as of:
    June 30, 1997             7.20%          12.78%           14.03%
    December 31, 1996         7.71%          12.48%           13.73%
    June 30, 1996             7.14%          11.82%           13.07%


Regulatory Criteria for
  a "Well Capitalized"
  Institution                 5.00%           6.00%           10.00%


                                       (8)

Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to ensure the ability to access funding which will enable the Company to maintain cash flows sufficient to meet immediate and future demands for credit, deposit withdrawals, maturing liabilities and operating expenses and to do so without incurring significant losses. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first six months of 1997, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost core deposit balances continued to grow during the first half of the year, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 1997, the Company had access to $39 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $16.5 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.


2. Material Changes in Results of Operations - Net income for the six months ended June 30, 1997 was $3,614,000, a 27.2% improvement over the comparable 1996 period. The improvement in earnings in 1997 resulted from an 18.0% increase in net interest income and a lower effective income tax rate. The lower effective tax rate resulted from an increase in tax-exempt municipal income recorded during 1997 coupled with the phase-out of the New York State MTA tax surcharge on July 1, 1996. Offsetting these improvements somewhat were increases in the provision for loan losses (up 40.0%) due to continued growth in the loan portfolio and total operating expenses and a decline in other income during the first six months of 1997.

The higher level of net interest income, up $2.1 million to $13.9 million, resulted from an expanded interest-earning asset base, principally commercial loans, commercial mortgages and callable Government Agency securities, and a wider net interest rate spread. Loan growth, although basically flat thus far in 1997, has generally been strong during the past 12 to 24 months. Average loans outstanding were up by 19.0% during the first six months of 1997 versus the comparable 1996 period. An expanded lending staff, an improved economy and continued consolidation in the local banking market have been the driving forces behind the expansion of the Company's lending activities. Management anticipates that recently introduced products such as the Company's small business line of credit combined with focused calling efforts in targeted markets and industries will provide ample opportunity to expand the loan portfolio during the last six months of 1997.

The Company's investment portfolio increased, on average, by 3.7% in 1997 versus 1996. Purchases of callable Agency securities (volume up $65.0 million) more than offset paydowns on mortgage-backed issues and maturities of Treasury notes. Also contributing to growth in the investment portfolio was an increase in short-term tax-exempt municipal securities (up $18.4 million). The Company has been an active purchaser of agency securities thus far in 1997 due to their attractive yields and their pledgeability to secure municipal deposits.

                                       (9)

Other income declined by 10.6% during the June 1997 year-to-date period, mainly as the result of losses incurred on the sale of investment securities. Excluding the impact of securities transactions, other income decreased by 3.0% in 1997 due to a reduction in deposit return item charges. On a positive note, fees from processing merchant credit card transactions, wire transfers, ATMs and the Company's cash management system all showed year-to-year gains versus 1996.

Total operating expenses increased by 8.5% during the first six months of 1997, mainly due to increases in salaries and employee benefits arising from staff expansion in the lending group and product support areas along with increases in supplementary compensation costs related to incentive compensation plans and retirement plan contributions to fund the Company's 401(k) and employee stock ownership plans. Occupancy costs rose due to additional space occupied at the Company's regional lending facility in Jericho. In addition, other operating expenses grew due to an increase in marketing and advertising initiatives, higher costs related to external audits and exams, commercial insurance policies, credit and collection efforts and computer hardware and software maintenance. Somewhat offsetting the operating expense increases previously described was a decline in Federal Deposit Insurance Corporation ("FDIC") assessment expenses due to the lowering of the assessment rates on insured deposits during 1996, coupled with reductions in consulting fees and directors' retirement plan expenses.

Despite an increase in total operating expenses, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) improved to 52.7% during the first half of 1997 versus 56.7% a year ago. The Company's ratio of total operating expenses to average total assets was 2.42% and 2.57% during the first six months of 1997 and 1996, respectively. These ratios place the Company in the top 15% of its peer group for this efficiency measure. Management of the Company is encouraged by the ongoing trend of improvement in these ratios and it continues to be the Company's stated goal to reduce each of these ratios even further as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $5.7 million at June 30, 1997, a decline of $1.1 million versus December 31, 1996 and $2.8 million versus June 30, 1996. The primary reason for the decline in nonperforming assets at June 30, 1997 versus year-end 1996 was due to the second quarter 1997 sale of a property classified as other real estate owned. This sale resulted in a small gain which was recorded as a credit to other operating expenses. The level of restructured, accruing loans at June 30, 1997 decreased nominally by $0.4 million when compared to year-end 1996. Restructured loans continue to accrue and pay interest in accordance with their revised terms. As outlined in the Company's 1996 Annual Report to Stockholders, restructured, accruing loans includes $5.0 million related to one credit which is collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until the underlying project is complete. It is estimated that cash flows will again be sufficient to support a market rate of interest on this credit during the fourth quarter of 1997. The provision for possible

                                      (10)
loan losses was up by $300 thousand (40%) versus the first half of 1996 due to continued growth in the loan portfolio. The allowance for possible loan losses amounted to $5.2 million or 1.47% of total loans at June 30, 1997 versus $5.0 million and 1.63% at the comparable 1996 date. The allowance for possible loan losses as a percentage of nonaccrual loans improved to 93.0% from 85.4% and 63.8% at December 31, 1996 and June 30, 1996, respectively. Nonperforming assets (as defined by the Company) as a percentage of total loans and other real estate owned was 1.62%, 1.95% and 2.69% at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. Management of the Company has determined that the current level of the allowance for possible loan losses is adequate in relation to the risks present in the portfolio. The Company's loan portfolio is primarily comprised of commercial and industrial loans and commercial mortgages, the majority of which are secured by collateral with a market value in excess of the carrying amounts of the individual loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            =============================================================================
                                                                           JUNE 30, 1997
-----------------
TABLE  2-2                                                    LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           =============================================================================
                                                                  ==================================================================
($ IN THOUSANDS)                                                                  SENSITIVITY TIME HORIZON
--------------------------------------------------------                                                 Over  Noninterest
INTEREST - SENSITIVE  ASSETS :  1)                                   0-6 Months 6-12 Months 1-5 Year   5 Years  Sensitive    Total
--------------------------------------------------------          ============= =========== ========= ======== ========== ==========
   Loans (net of unearned income)  2)                                 $ 240,181   $ 12,223  $ 59,671  $ 37,353  $  5,612  $ 355,040
   Securities Purchased Under Agreements to Resell
          and Federal Funds Sold                                          7,000          0         0         0         0      7,000
   Securities Held to Maturity                                            7,567      2,169        98        42         0      9,876
   Securities  Available  for  Sale  3)                                  92,672     48,988    61,704    30,906     1,971    236,241
   Unrealized Net Loss on Securities
         Available  for  Sale                                            (1,463)         0         0         0         0     (1,463)
                                                                      ---------   --------  --------  --------  --------  ---------
         Total  Interest-Sensitive  Assets                              345,957     63,380   121,473    68,301     7,583    606,694

   Cash and Due from Banks                                               28,942          0         0         0         0     28,942
   All  Other  Assets  7)                                                 6,101      2,194         0         0     2,389     10,684
                                                                      ---------   --------  --------  --------  --------  ---------
         Total  Assets                                                $ 381,000   $ 65,574  $121,473  $ 68,301  $  9,972  $ 646,320
                                                                      ---------   --------  --------  --------  --------  ---------
--------------------------------------------------------
INTEREST - BEARING  LIABILITIES :   1)
--------------------------------------------------------
   Savings  Accounts  4)                                              $  11,140   $ 11,140  $ 89,121         0  $      0  $ 111,401
   Money  Fund  and  Now  Accounts  5)                                   29,362     21,264    21,264         0         0     71,890
   Time  Deposits  6)                                                   153,066     20,840    43,276       231         0    217,413
   Securities Sold Under Agreements to Repurchase,
         Federal Funds Purchased, and Other Borrowings                   90,680          0         0         0         0     90,680
                                                                      ---------   --------  --------  --------  --------  ---------
         Total  Interest-Bearing  Liabilities                           284,248     53,244   153,661       231         0    491,384

   All  Other  Liabilities,  Equity and Demand Deposits  7)               1,606        767        87         0   152,476    154,936
                                                                      ---------   --------  --------  --------  --------  ---------
         Total  Liabilities  and  Equity                              $ 285,854   $ 54,011  $153,748  $    231  $152,476  $ 646,320
                                                                      ---------   --------  --------  --------  --------  ---------

         Cumulative  Interest-Sensitivity  Gap                        $  95,146   $106,709  $ 74,434  $142,504  $      0
         Cumulative  Interest-Sensitivity  Ratio                          133.3%     131.4%    115.1%    128.9%    100.0%
         Cumulative  Interest-Sensitivity  Gap
            As a % of Total Assets                                         25.0%      23.9%     13.1%     22.4%       --%

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

                                      (12)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS (CONTINUED)
------------------------
TABLE 2 - 3
------------------------
-------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES JUNE 30, 1997 VERSUS DECEMBER 31, 1996 AND JUNE 30, 1996
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                      PERIOD ENDED:
                                        ---------------------------------------
                                         6/30/97      12/31/96         6/30/96
                                        ---------    ----------     -----------
NONACCRUAL LOANS                          $5,612        $5,869          $7,852
OTHER REAL ESTATE OWNED                      135         1,027             700
                                        ---------    ----------     -----------
    TOTAL NONPERFORMING ASSETS            $5,747        $6,896          $8,552
                                        ---------    ----------     -----------

RESTRUCTURED, ACCRUING LOANS              $6,166 (1)    $6,524 (1)      $1,723
LOANS 90 DAYS OR MORE PAST DUE
   AND STILL ACCRUING                     $2,388        $1,228          $5,845
GROSS LOANS OUTSTANDING                 $355,120      $353,383        $317,768
TOTAL STOCKHOLDERS' EQUITY               $51,583       $48,569         $41,313

ANALYSIS OF THE ALLOWANCE FOR                      QUARTER ENDED:
  POSSIBLE LOAN LOSSES:                 ---------------------------------------
                                         6/30/97      12/31/96         6/30/96
                                        ---------    ----------     -----------
BEGINNING BALANCE                         $5,009        $5,279          $4,781
PROVISION                                    600           375             375
NET CHARGE-OFFS                             (389)         (645)             24
                                        ---------    ----------     -----------
    ENDING BALANCE                        $5,220        $5,009          $5,180
                                        ---------    ----------     -----------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS             1.47%         1.42%           1.63%

NONACCRUAL LOANS AS A % OF TOTAL LOANS      1.58%         1.66%           2.47%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED        1.62%         1.95%           2.69%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                 93.01%        85.35%          65.97%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING        36.85%        36.77%          33.59%

(1) INCLUDES ONE CREDIT TOTALING $5.0 MILLION AT 6/30/97 AND $4.7 MILLION AT 12/31/96, WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE IN EXCESS OF THE CARRYING VALUE OF THE CREDIT. THE RESTRUCTURED RATE ON THIS CREDIT WILL REMAIN BELOW THE CONTRACTUAL RATE UNTIL THE UNDERLYING PROJECT IS COMPLETE. IT IS ESTIMATED THAT CASH FLOWS WILL AGAIN BE SUFFICIENT TO SUPPORT A MARKET RATE OF INTEREST ON THIS CREDIT DURING THE FOURTH QUARTER OF 1997.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.
                                      (13)

                                     PART II
                                     -------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The annual meeting of the shareholders of the Company was held on April 29, 1997 for the following purposes:

1.       To elect five directors.

The proxy statement for this meeting has been filed with the Securities and Exchange Commission.


PROPOSALS

1.   Election of Directors

NOMINEE                               TERM        FOR          WITHHELD
-------                               ----        ---          --------
Carl R. Bruno              .        3 years     3,893,676       45,350
Robert J. Grady                     3 years     3,889,296       49,730
Gary Holman                         3 years     3,873,084       65,942
Richard W. Merzbacher               3 years     3,893,676       45,350
Arthur Dulik, Jr.                   1 year      3,893,676       45,350

The proposal was passed.

                                      (14)

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




8/13/97                                           s/Daniel T. Rowe
-------                                           ----------------
Date                                              Daniel T. Rowe, President



8/13/97                                           s/Brian K. Finneran
-------                                           -------------------
Date                                              Brian K. Finneran, Secretary
                                                  (Principal Financial Officer)

                                      (15)