Form 10-Q
period 1997-09-30
STATE BANCORP INC
filed 1997-11-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1997

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


                                  (516) 437-1000
                                  ---------------
               (Registrant's telephone number, including area code)



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

As of October 31, 1997, there were 6,099,973 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 1997 and December 31, 1996
     (Unaudited)                                                              1.

Statements of Consolidated Earnings for the Three and Nine Months
     Ended September 30, 1997 and 1996 (Unaudited)                            2.

Statements of Consolidated Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)                                  3.

Statements of Consolidated Stockholders' Equity for the Nine Months
     Ended September 30, 1997 and 1996 (Unaudited)                            4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              7.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   14.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1997          1996
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $20,696,386   $34,676,593
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL        20,000,000    30,000,000
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS                              40,696,386    64,676,593

SECURITIES:
  HELD TO MATURITY (APPROXIMATE MARKET VALUE -
    $6,579,213 IN 1997 AND $30,486,626 IN 1996)         6,575,766    30,469,524
  AVAILABLE FOR SALE  - AT MARKET VALUE               233,566,707   156,931,674
                                                     ------------- -------------
TOTAL SECURITIES                                      240,142,473   187,401,198

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($5,151,771 IN 1997 AND $5,008,965 IN 1996)         367,019,377   348,293,930
BANK PREMISES AND EQUIPMENT - NET                       3,328,650     2,996,124
OTHER ASSETS                                           11,991,966    12,049,810
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $663,178,852  $615,417,655
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                              $99,131,900   $96,600,418
  SAVINGS                                             160,402,566   200,744,964
  TIME                                                259,703,690   177,105,107
                                                     ------------- -------------
TOTAL DEPOSITS                                        519,238,156   474,450,489

FEDERAL FUNDS PURCHASED                                14,500,000     3,600,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE         51,946,000    74,079,000
OTHER SHORT-TERM BORROWINGS                            21,000,000    12,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           3,164,310     2,718,695

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     609,848,466   566,848,184
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                0             0
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 6,178,805 SHARES IN 1997
  AND 5,101,048 SHARES IN 1996; OUTSTANDING 6,088,599
  SHARES IN 1997 AND 5,013,883 SHARES IN 1996          30,894,025    25,505,240
SURPLUS                                                18,230,361    22,915,331
RETAINED EARNINGS                                       5,426,479     2,130,980
UNREALIZED NET LOSS ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX BENEFIT
  OF $220,821 IN 1997 AND $649,167 IN 1996)              (318,425)     (936,100)
UNEARNED COMPENSATION                                    (902,054)   (1,045,980)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             53,330,386    48,569,471
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $663,178,852  $615,417,655
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
-----------------------------------------------------------------------------
                                                             ---------------------------------   ----------------------------------
                                                                       THREE MONTHS                         NINE MONTHS
                                                             ---------------------------------   ----------------------------------
                                                             ---------------   ---------------   --------------    ----------------
                                                                  1997              1996             1997                 1996
                                                             ---------------   ---------------   --------------    ----------------
------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $  8,655,327       $  7,347,241       $ 25,392,489       $ 21,333,312
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              229,701            130,738          1,365,823            863,607
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   U.S. TREASURY SECURITIES                                              0             41,929                  0            648,878
   STATES AND POLITICAL SUBDIVISIONS                               432,515            400,927          1,501,166          1,146,548
   MORTGAGE-BACKED SECURITIES                                    1,177,363          1,766,123          3,801,356          6,131,813
   GOVERNMENT AGENCY SECURITIES                                  1,817,246            691,709          4,943,731          1,587,555
   OTHER SECURITIES                                                 32,414             32,831             96,488             88,447
                                                              ------------       ------------       ------------       ------------
TOTAL INTEREST INCOME                                           12,344,566         10,411,498         37,101,053         31,800,160
                                                              ------------       ------------       ------------       ------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 2,600,650          1,770,084          7,298,373          5,503,866
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          2,905,656          2,752,371          9,078,924          8,643,245
                                                              ------------       ------------       ------------       ------------
TOTAL INTEREST EXPENSE                                           5,506,306          4,522,455         16,377,297         14,147,111
                                                              ------------       ------------       ------------       ------------
NET INTEREST INCOME                                              6,838,260          5,889,043         20,723,756         17,653,049
PROVISION FOR POSSIBLE LOAN LOSSES                                 450,000            375,000          1,500,000          1,125,000
                                                              ------------       ------------       ------------       ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        6,388,260          5,514,043         19,223,756         16,528,049
                                                              ------------       ------------       ------------       ------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                291,865            324,827            916,999            990,388
NET SECURITY LOSSES                                                (30,457)           (40,971)           (84,794)           (27,477)
OTHER OPERATING INCOME                                             102,994            102,362            321,167            306,115
                                                              ------------       ------------       ------------       ------------
TOTAL OTHER INCOME                                                 364,402            386,218          1,153,372          1,269,026
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE OPERATING EXPENSES                                 6,752,662          5,900,261         20,377,128         17,797,075
                                                              ------------       ------------       ------------       ------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         2,476,272          2,179,253          7,273,846          6,585,566
OCCUPANCY                                                          382,062            327,974          1,116,406            999,857
EQUIPMENT                                                          149,751            128,740            436,539            387,379
DEPOSIT  ASSESSMENT  FEES                                           32,885            574,463             96,703            728,553
AMORTIZATION  OF  INTANGIBLES                                      124,184            152,220            426,757            456,662
OTHER  OPERATING  EXPENSES                                       1,070,784            934,819          2,938,118          2,560,140
                                                              ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                         4,235,938          4,297,469         12,288,369         11,718,157
                                                              ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                       2,516,724          1,602,792          8,088,759          6,078,918
PROVISION FOR INCOME TAXES                                         894,449            544,864          2,852,968          2,180,111
------------------------------------------------              ------------       ------------       ------------       ------------
NET INCOME                                                    $  1,622,275       $  1,057,928       $  5,235,791       $  3,898,807
------------------------------------------------              ------------       ------------       ------------       ------------
------------------------------------------------
EARNINGS PER COMMON SHARE                                     $       0.26       $       0.18       $       0.86       $       0.69
------------------------------------------------              ------------       ------------       ------------       ------------
------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,083,033          5,888,352          6,058,795          5,620,143
------------------------------------------------              ------------       ------------       ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------  ------------
OPERATING ACTIVITIES:                                     1997        1996
----------------------------------------------------  -----------  ------------
  NET INCOME                                           $5,235,791   $3,898,807
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                  1,500,000    1,125,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             399,810      407,022
    AMORTIZATION OF INTANGIBLES                           426,757      456,662
    AMORTIZATION OF NET PREMIUM ON SECURITIES           1,142,529    1,047,657
    AMORTIZATION OF UNEARNED COMPENSATION                 210,544       52,128
    NET SECURITY LOSSES                                    84,794       27,477
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")      (56,680)           0
    (INCREASE) DECREASE IN OTHER ASSETS                (1,823,923)     139,650
    INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                             314,745      680,811
                                                     ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               7,434,367    7,835,214
                                                     ------------  ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                       31,558,512   26,180,740
  PURCHASES OF SECURITIES HELD TO MATURITY             (7,707,701) (27,181,318)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                         162,741,639  103,367,994
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                         101,759,853   77,810,627
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (341,274,880)(143,613,833)
  INCREASE IN LOANS - NET                             (20,225,447) (38,169,006)
  PROCEEDS FROM SALE OF OREO                            1,083,343            0
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (732,336)    (535,655)
                                                     ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                 (72,797,017)  (2,140,451)
                                                     ------------  ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS             (37,810,916) (67,155,644)
  INCREASE IN TIME DEPOSITS                            82,598,583   13,718,714
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED       10,900,000   (8,500,000)
  DECREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                    (22,133,000) (40,599,103)
  INCREASE (DECREASE) IN OTHER SHORT-TERM
     BORROWINGS                                         9,000,000   (2,000,000)
  CASH DIVIDENDS PAID                                  (1,809,421)  (1,354,411)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    587,045      480,978
  PROCEEDS FROM STOCK OPTIONS EXERCISED                    50,152      182,818
  PROCEEDS FROM RIGHTS EXERCISED                                0    4,388,013
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    41,382,443 (100,838,635)
                                                     ------------  ------------
-----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (23,980,207) (95,143,872)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  64,676,593  121,853,678
-----------------------------------------------------
----------------------------------------------------- -----------  ------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30              $40,696,386  $26,709,806
----------------------------------------------------- -----------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                    $16,332,717  $14,284,390
     INCOME TAXES PAID                                 $3,298,779   $2,763,875
     TRANSFERS FROM LOANS TO OTHER REAL ESTATE OWNED           $0     $835,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                             $1,046,021  ($2,351,194)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $730,997     $597,610
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

--------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
--------------------------------------------------------------------
                                                                                        UNREALIZED
                                                                                        NET (LOSS)
                                                                                         GAIN ON
                                                                                        SECURITIES       UNEARNED
                                            COMMON                        RETAINED       AVAILABLE        COMPEN-
                                             STOCK        SURPLUS         EARNINGS       FOR SALE         SATION            TOTAL
                                             -----        -------         --------       --------         ------            -----
BALANCE,  JANUARY 1, 1997               $ 25,505,240   $ 22,915,331    $  2,130,980    ($   936,100)   ($ 1,045,980)   $ 48,569,471

NET INCOME                                                                5,235,791                                       5,235,791

CASH DIVIDENDS DECLARED
   ($0.32 PER SHARE)                                                     (1,940,292)                                     (1,940,292)

6 FOR 5 STOCK SPLIT (1,026,672 SHARES      5,133,360     (5,133,360)                                                              0
   AT $5.00 PAR VALUE)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (43,207 SHARES
  AT 95% OF MARKET VALUE)                    216,035        371,010                                                         587,045

STOCK OPTIONS EXERCISED                       39,390         10,762                                                          50,152

AMORTIZATION OF UNEARNED
   COMPENSATION                                              66,618                                         143,926         210,544

NET CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                         617,675                         617,675
------------------------------------    ------------   ------------    ------------    ------------    ------------    ------------
BALANCE,  SEPTEMEBR 30, 1997            $ 30,894,025   $ 18,230,361    $  5,426,479    ($   318,425)   ($   902,054)   $ 53,330,386
------------------------------------    ------------   ------------    ------------    ------------    ------------    ------------


BALANCE,  JANUARY 1, 1996               $ 21,059,560   $ 16,402,404    $  3,159,000    ($    33,412)                   $ 40,587,552

NET INCOME                                                                3,898,807                                       3,898,807

CASH DIVIDENDS DECLARED
  ($0.27 PER SHARE)                                                      (1,530,849)                                     (1,530,849)

8% STOCK DIVIDEND ISSUED
   (340,671 SHARES AT MARKET VALUE)        1,703,355      2,895,703      (4,599,058)                                              0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (38,053 SHARES
  AT 95% OF MARKET VALUE)                    190,265        290,713                                                         480,978

STOCK OPTIONS EXERCISED                      118,685         64,133                                                         182,818

RIGHTS EXERCISED                           2,328,565      3,259,448                                     ($1,200,000)      4,388,013

AMORTIZATON OF UNEARNED
   COMPENSATION                                                                                              52,128          52,128

NET CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                      (1,388,549)                     (1,388,549)
------------------------------------    ------------   ------------    ------------    -------------    ------------   -------------
BALANCE,  SEPTEMBER 30, 1996            $ 25,400,430   $ 22,912,401    $    927,900    ($ 1,421,961)    ($1,147,872)   $ 46,670,898
------------------------------------    ------------   ------------    ------------    -------------    ------------   -------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 1997 and December 31, 1996, its consolidated earnings for the three and nine months ended September 30, 1997 and 1996 and cash flows and changes in stockholders' equity for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY
--------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 1997.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 100,000 of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 1997, 29,794 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


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

                                       (5)

LOANS
-----

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,012,387 and $1,244,000 was established for $8,943,372 and $ 8,602,044 of the total impaired loans at September 30, 1997 and December 31, 1996, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $9,603,733 for the quarter ended September 30, 1997 and $7,428,255 for the year ended December 31, 1996. Total impaired loans amounted to $9,608,449 at September 30, 1997 and $9,278,532 at December 31, 1996. The aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $6,350,141 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $3,258,308. Total interest income recognized for impaired, nonaccrual and restructured loans was $125,606 and $14,610 during the three months ended September 30, 1997 and 1996, respectively, and $302,284 and $65,235 during the nine months ended September 30, 1997 and 1996, respectively.

Activity in the allowance for possible loan losses for the nine months ended September 30, 1997 and 1996 is as follows:

                                                         1997           1996
                                                         ----           ----
Balance, January 1                                   $5,008,965      $5,004,216
Provision charged to income                           1,500,000       1,125,000
Charge-offs, net of recoveries of
$109,357 in 1997 and $80,921 in 1996                 (1,357,194)       (850,676)
                                                     -----------     -----------
Balance, September 30                                $5,151,771      $5,278,540
                                                     ===========     ===========


                                       (6)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - As of September 30, 1997, total assets of the Company were $663.2 million, an increase of $47.8 million or 7.8% when compared to December 31, 1996. Growth in available for sale investment securities (up $76.6 million), primarily due to purchases of callable government Agency paper, coupled with an increase in the loan portfolio (up $18.7 million), accounted for the expanded asset base. The growth in holdings of callable Agency securities have replaced lower-yielding municipal notes and short-term securities purchased under agreements to resell (SPUARs), which had been utilized as a vehicle to secure various deposits. This shift in the asset mix helped to widen the Company's net interest rate spread for the nine months ended September 30, 1997 to 4.38% from 4.27% during the comparable 1996 period. Somewhat offsetting the foregoing increases were declines in held to maturity investment securities (down $23.9 million) primarily local municipal issues which matured during the third quarter, and securities purchased under agreements to resell (down $10.0 million), along with a lower level of cash and due from banks (down $14.0 million).

The Company's loan portfolio increased by 5.3% in the September 1997 year-to-date period, largely as a result of growth achieved during the third quarter of the year. Higher levels of commercial loans and commercial mortgages continue to account for the growth in the portfolio. Principal amortization, normal clean-up activity and the loss of several large credits due to acquisitions of certain customers offset a large portion of the new business that was generated during the first nine months of the year. Continued
consolidation among local commercial bank competitors has provided some additional opportunity to expand the loan portfolio. Management anticipates that expansion of the loan portfolio will continue during the last quarter of the year, with year-to-year growth of approximately 5% - 7% an achievable target. This modest growth scenario, however, may result in compression of the net interest rate spread during the fourth quarter of 1997.

Funding the first nine-months increase in assets, total deposits expanded by $44.8 million, or 9.4%, to $519.2 million when compared to December 31, 1996. This growth was due to advances in demand deposits (up $2.5 million) and time deposits, primarily municipal CD's over $100M with maturities of less than three months. The growth in demand and time balances offset a lower level of savings deposits resulting from seasonal outflows of municipal balances. The Company also experienced a net decrease in short-term borrowings of $2.2 million resulting from a $22.1 million decline in securities sold under agreements to repurchase (SSUARs). Somewhat offsetting the lower level of SSUARs were increases of $10.9 million in overnight Federal funds purchased and $9.0 million in other short-term borrowings (Federal Home Loan Bank overnight advance).

Third quarter average assets grew by $76.4 million, or 13.6%, to $637.6 million from the comparable 1996 period. Significant growth in all interest-earning asset categories accounted for the asset

                                       (7)
expansion. Average loans increased by 12.0% to $360.0 million, primarily commercial loans and commercial mortgages. This growth, coupled with a $30.3 million or 15.1% increase in investment securities, were the largest contributors to the asset expansion. In addition, Federal funds sold and SPUARs increased by $6.6 million, largely the result of ongoing municipal collateralization activity. Funding of the third quarter asset growth was principally accomplished through growth in certificates of deposit over $100,000 in the retail, commercial and municipal sectors. A $9.5 million increase in core deposits (demand deposits, Super NOW, savings and money fund accounts), primarily demand deposits and Super NOW accounts, also contributed to the increase in deposits during 1997. Core deposits now comprise approximately 50% of total deposits, down slightly from their 1996 level. In addition, growth in Federal funds purchased, SSUARs, other borrowed funds and stockholders' equity also contributed to the increase in funding. The net result of these activities was a change in the mix of the Company's balance sheet that resulted in a 4 basis point widening of the third quarter net interest rate spread to 4.43%. Additionally, during the third quarter, the Company's returns on average assets and average stockholders' equity each increased over comparable 1996 levels to 1.01% and 12.25%, respectively. For the nine months ended September 30, 1997, the Company's returns on average assets and average stockholders' equity were 1.06% and 13.79%, respectively, versus 0.91% and 12.24% a year ago.

A strong capital position is absolutely essential to support continued growth and profitability, to serve the ongoing needs of depositors and creditors, and to yield an attractive and competitive rate of return to stockholders. At September 30, 1997, the Company continued to maintain capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $53.3 million at September 30, 1997, an increase of $4.8 million or 9.8% versus the comparable 1996 date. Excluding valuations related to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at September 30, 1997 and 1996, total stockholders' equity grew at a year-to-year rate of 8.4%. The following table (2-1) summarizes the Company's capital ratios as of September 30, 1997 and compares them to current regulatory guidelines and December 31 and September 30, 1996 actual results.

TABLE 2-1
---------
                                          Tier I capital/      Total Capital/
                                 Tier I     Risk-Weighted       Risk-Weighted
                               Leverage            Assets              Assets
                               --------            ------              ------
Regulatory Minimum          3.00%-5.00%             4.00%               8.00%

Ratios as of:
   September 30, 1997             8.32%            12.67%              13.91%
    December 31, 1996             7.71%            12.48%              13.73%
   September 30, 1996             8.33%            13.10%              14.35%

Regulatory Criteria for
  a "Well Capitalized"
  Institution                     5.00%             6.00%              10.00%

                                       (8)

Liquidity management is an integral part of the Company's business strategy. The objective of liquidity management is to ensure the ability to access funding which  will  enable the  Company  to  maintain  cash  flows  sufficient  to meet immediate and future demands for credit, deposit withdrawals, maturing liabilities and operating expenses and to do so without incurring significant losses. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first nine months of 1997, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost core deposit balances continued to grow during the first three quarters of the year, while at the same time, paydowns on mortgage-backed securities coupled with calls of Government agency securities also provided a source of readily available funds to meet general liquidity needs. In addition to the foregoing, at September 30, 1997, the Company had access to $39 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $16.5 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.


2. Material Changes in Results of Operations - Net income for the nine months ended September 30, 1997 was $5,236,000, a 34.3% increase over the comparable 1996 period. The improvement in earnings in 1997 resulted from an 17.4% increase in net interest income, an 86.7% reduction in deposit assessment fees and a lower effective income tax rate. The lower effective tax rate resulted from an increase in tax-exempt municipal income recorded during 1997 coupled with the phase-out of the New York State MTA tax surcharge on July 1, 1996. Offsetting these improvements somewhat were increases in total operating expenses, primarily salaries and employee benefits, and the provision for loan losses, (up 33.3%) due to continued growth in the loan portfolio, along with a decline in other income during the first nine months of 1997.

The increase in net interest income, up $3.1 million to $20.7 million, resulted from an expanded interest-earning asset base, principally commercial loans, commercial mortgages and callable Government Agency securities, coupled with a wider net interest rate spread. Average loans outstanding were up by 16.5% during the first nine months of 1997 versus the comparable 1996 period. An expanded lending staff, an improved economy and continued consolidation in the local banking market have been the driving forces behind this growth. Management anticipates that recently introduced products such as the Company's small business line of credit, combined with focused calling efforts in targeted markets and industries, will provide ample opportunity to continue the loan portfolio expansion during the fourth quarter of 1997 and into early 1998.

The Company's investment portfolio grew, on average, by 7.2% during the first nine months of 1997 versus 1996. Purchases of callable Agency securities (up $65.7 million) and short-term tax-exempt municipal issues (up $14.0 million) more than offset paydowns on mortgage-backed issues and maturities of Treasury notes. The Company has continued its active acquisition of Agency securities throughout the first nine months of 1997 due to their attractive yields and their pledgeability to secure municipal deposits.

                                       (9)

September 1997 year-to-date other income declined by 9.1%, the result of a decline in service charges on deposit accounts, primarily overdraft fees, and a greater level of losses incurred on the sale of investment securities. Excluding the impact of securities transactions, other income decreased by 4.5% in 1997. Other operating income improved by 4.9% versus the comparable 1996 period, due to higher fees from an expanded user base of the Company's cash management system along with an increase in fees from processing merchant credit card items, wire transfers, and ATM transactions.

Total operating expenses increased by 4.9% during the first nine months of 1997, mainly due to increases in salaries and employee benefits arising from staff expansion in the lending group and product support areas along with increases in supplementary compensation costs related to incentive compensation plans and retirement plan contributions to fund the Company's 401(k) and employee stock ownership plans. Occupancy costs were up due to additional space occupied at the Company's regional lending facility in Jericho. In addition, other operating expenses grew due to an increase in marketing and advertising initiatives, higher costs related to external audits and exams, commercial insurance policies, credit and collection efforts and computer hardware and software maintenance. Somewhat offsetting the operating expense increases previously described was a decline in Federal Deposit Insurance Corporation ("FDIC") assessment expenses, coupled with reductions in consulting fees and directors' retirement plan expenses. The decline in FDIC expenses was due largely to a $498 thousand one-time assessment accrued during the third quarter of 1996 to recapitalize the Savings Association Insurance Fund.

Despite the increase in total operating expenses thus far in 1997, the Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) declined to 54.0% during the first nine months of 1997 versus 59.7% a year ago. The Company's ratio of total operating expenses to average total assets was 2.23% and 2.45% during the same periods, respectively. These ratios place the Company in the top 15% of its peer group for this efficiency measure. Management of the Company is encouraged by the ongoing trend of improvement in these ratios and it continues to be the Company's stated goal to reduce each of these ratios even further as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $4.9 million at September 30, 1997, a decline of $2.0 million versus December 31, 1996 and $4.0 million versus September 30, 1996. The primary reasons for the decline in nonperforming assets at September 30, 1997 versus year-end 1996 were sales, during 1997, of two properties classified as other real estate owned and the charge-off of several nonaccrual credits. The sales of other real estate owned each resulted in small gains which were recorded as credits to other operating expenses. The level of restructured, accruing loans at September 30, 1997 decreased nominally by $0.3 million when compared to year-end 1996. Restructured loans continue to accrue and pay interest in accordance with their revised terms. As outlined in the Company's 1996 Annual Report to Stockholders, restructured, accruing loans includes $5.0 million related to one credit which is collateralized by commercial real estate with a

                                      (10)
current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until the underlying project is complete. It is estimated that cash flows will again be sufficient to support a market rate of interest on this credit during the first quarter of 1998. An increase of $375 thousand in the provision for possible loan losses versus the comparable 1996 period, resulted from continued growth in the loan portfolio. The allowance for possible loan losses amounted to $5.2 million or 1.38% of total loans at September 30, 1997 versus $5.3 million and 1.62% at the comparable 1996 date. The allowance for possible loan losses as a percentage of nonaccrual loans improved to 105.1% from 85.4% and 65.8% at December 31, 1996 and September 30, 1996, respectively. Nonperforming assets (as defined by the Company) as a percentage of total loans and other real estate owned was 1.32%, 1.95% and 2.72% at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. Management of the Company has determined that the current level of the allowance for possible loan losses is adequate in relation to the risks present in the portfolio. The Company's loan portfolio is primarily comprised of commercial and industrial loans and commercial mortgages, the majority of which are secured by collateral with a market value in excess of the carrying amounts of the individual loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          SEPTEMBER 30, 1997
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 242,977   $  21,212  $  62,476  $  40,602  $   4,904  $ 372,171
   Securities Purchased Under Agreements to Resell
       and Federal Funds Sold                                        20,000           0          0          0          0     20,000
   Securities Held to Maturity                                        2,713       3,733         88         42          0      6,576
   Securities  Available  for  Sale 3)                               57,188      88,531     49,638     38,731         18    234,106
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         322,878     113,476    112,202     79,375      4,922    632,853
   Unrealized Net Loss on Securities Available for Sale                (539)          0          0          0          0       (539)
   Cash and Due from Banks                                           20,696           0          0          0          0     20,696
   All  Other  Assets 7)                                              5,912       2,177          0          0      2,080     10,169
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 348,947   $ 115,653  $ 112,202  $  79,375  $   7,002  $ 663,179
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - BEARING  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  10,614   $  10,614  $  84,912          0  $       0  $ 106,140
   Money  Fund  and  Now  Accounts 5)                                19,330       7,155     27,778          0          0     54,263
   Time  Deposits 6)                                                197,777      18,136     43,399  $     392          0    259,704
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       227,721      35,905    156,089        392          0    420,107
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 87,446           0          0          0          0     87,446
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   315,167      35,905    156,089        392          0    507,553
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,035          36         93          0    152,462    155,626
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 318,202   $  35,941  $ 156,182  $     392  $ 152,462  $ 663,179
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                   $   7,711   $  85,282  $  41,395  $ 120,378  $ 125,300
         Cumulative Interest-Sensitivity Ratio 9)                     102.4%      124.3%     108.2%     123.7%     124.7%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                      1.2%       12.9%       6.2%      18.2%      18.9%

1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
2)   Nonaccrual loans are shown in the non-interest sensitive category.
3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
4) Savings deposits are assumed to decline at a rate of 20% per year over a five-year period based upon the nature of their historically stable core deposit relationships.
5) Money Fund and NOW accounts of individuals, partnerships and corporations are assumed to decline at a rate of 33% per year over a three-year period based upon the nature of their historically stable core deposit relationships. Money Fund and NOW accounts of municipalities are included in the 0 - 6 months category.
6)   Reflected as maturing in each instrument's period of contractual maturity.
7) Other Assets and Liabilities are shown according to payment schedule or reasonable estimate.
8)   Total interest-earning assets minus total interest-bearing liabilities.
9) Total interest-earning assets as a percentage of total interest bearing liabilities.

                                      (12)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES SEPTEMBER 30, 1997 VERSUS DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            9/30/97     12/31/96     9/30/96
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $4,904       $5,869      $8,026
OTHER REAL ESTATE OWNED                           0        1,027         835
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $4,904       $6,896      $8,861
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $6,220 (1)   $6,524 (1)  $1,709
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $1,743       $1,228      $7,167 (3)
GROSS  LOANS  OUTSTANDING                  $372,251     $353,383    $324,969
TOTAL  STOCKHOLDERS'  EQUITY                $53,330      $48,569     $46,671

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     9/30/97     12/31/96     9/30/96
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $5,220       $5,279      $5,180
PROVISION                                       450          375         375
NET CHARGE-OFFS                                (518)        (645)       (276)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $5,152       $5,009      $5,279
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.38%        1.42%       1.62%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.32%        1.66%       2.47%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.32%        1.95%       2.72%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   105.06%       85.35%      65.77%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           40.04%       36.77%      31.23%

(1) INCLUDES ONE CREDIT TOTALING $5.0 MILLION AT 9/30/97 AND $4.7 MILLION AT 12/31/96, WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE IN EXCESS OF THE CARRYING VALUE OF THE CREDIT. THE RESTRUCTURED RATE ON THIS CREDIT WILL REMAIN BELOW THE CONTRACTUAL RATE UNTIL THE UNDERLYING PROJECT IS COMPLETE. IT IS ESTIMATED THAT CASH FLOWS WILL AGAIN BE SUFFICIENT TO SUPPORT A MARKET RATE OF INTEREST ON THIS CREDIT DURING THE FIRST QUARTER OF 1998.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING.

(3)  INCLUDES THE CREDIT REFERENCED IN NOTE (1) ABOVE PRIOR TO RESTRUCTURING.
                                      (13)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




11/14/97                                        s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



11/14/97                                        s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (14)