Form 10-K
period 1997-12-31
STATE BANCORP INC
filed 1998-04-01
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1997
                           Commission File No. 0-14874


            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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

                                Yes  |X|   No |_|

As of March 20, 1998, there were 6,233,421 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $148,044,000 based upon the last trade per share known to Management.

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

            Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

      (1) The Annual Report to Stockholders for the year ended December 31, 1997. Referenced in Parts I and II of the December 31, 1997 Annual Report on Form 10-K, Items 1, 5, 6, 7 and 8.

      (2) The 1998 Proxy Statement, dated March 27, 1998. Referenced in Part III of the December 31, 1997 Annual Report on Form 10-K, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1. BUSINESS

General

Incorporated herein by reference is the Company's 1997 Annual Report to Stockholders. A discussion on the organization and nature of operations may be found on page 13.

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

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located substantially in the eastern end of Queens County, Nassau County and the western end of Suffolk County. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products and offers a consumer debit card with membership in a national ATM network. The Bank currently has ATMs at five of its nine branch locations. The Bank also offers its retail customers the ability to verify their account balances, affect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system. Commercial customers can also access this same system or they may utilize Business Direct Access (BDA), the Company's real-time cash management system. Through BDA, business and municipal customers can perform all of the foregoing transactions as well as initiate wire transfers, ACH payments and stop payment orders from a personal computer.

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

The Bank's business is not of a seasonal nature nor does it depend on one or a few large customers for its existence. The Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its depositors. The Bank's nature and conduct of business have remained unchanged since year end 1995.

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

The Company employed 188 full-time and part-time officers and employees as of December 31, 1997.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 1997 Annual Report to stockholders. The Company's statistical information may be found on pages 42 - 50.

ITEM 2. PROPERTIES

The main office of the Company is located at the Bank's main branch at 699 Hillside Avenue, New Hyde Park, N.Y. The lease on the land used by the Bank expires on March 27, 2009 and contains an option to renew for an additional ten-year period.

The Bank's lending division is located at Two Jericho Plaza, Jericho, N.Y. This lease expires on March 31, 2007. The Bank also maintains a Regional Financial Center at 2 Lincoln Avenue, Rockville Centre, N.Y. The Rockville Centre lease expires on May 31, 2000.

The Bank operates full service branches at 501 North Broadway, Jericho, N.Y.; 580 East Jericho Turnpike, Huntington, N.Y.; 740 Veterans Memorial Highway, Hauppauge, N.Y.; 339 Nassau Boulevard, Garden City South, N.Y., 135 South Street, Oyster Bay, N.Y., 4250 Veterans Memorial highway, Holbrook, N.Y. and 27 Smith Street, Farmingdale, N.Y. The Jericho lease expires on October 31, 2011 and contains a twelve-year renewal option. The Huntington lease expires on December 31, 1999 and has two five-year renewal options. The Bank's operations center is also located in the Huntington facility. The Hauppauge lease expires June 30, 2005 and contains two ten-year renewal options. The Holbrook lease expires on October 31, 2002 and contains two five-year renewal options. The Farmingdale lease also expires on October 31, 2002 and it has three five-year renewal options. The Garden City South and Oyster Bay facilities are owned by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      (a) Incorporated herein by reference is the Company's 1997 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 50 thereof.

      (b) At December 31, 1997, the approximate number of equity stockholders were as follows:

                  (1)                                       (2)

            Title of Class                         Number of Record Holders
            --------------                         ------------------------

            Common Stock                                    1,300

      (c) Annual cash dividends of 44, 37, and 43 cents per share, restated to give retroactive effect to stock splits and dividends, were paid in 1997, 1996, and 1995, respectively. The Company declared a six for five stock split in 1997 and annual stock dividends of 8% and 10% were paid in 1996 and 1995, respectively. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

      (a) Incorporated herein by reference is the Company's 1997 Annual Report to Stockholders. The Company's five year summary of operations may be found on page 51.

      (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (a) Incorporated herein by reference is the Company's 1997 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 29 - 41.

      (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

      (c) As of December 31, 1997, the Company had no material commitments for capital expenditures.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the Company's 1997 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 9. Reference again is made to State Bancorp, Inc.'s 1997 Annual Report to Stockholders for the Company's audited Statements of Consolidated Earnings, Cash Flows and Stockholders' Equity for each of the three years in the period ended December 31, 1997. These items may be found on pages 10 - 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      (a) Incorporated herein by reference is the Company's 1998 Proxy Statement, dated March 27, 1998. The identification of the directors of the Company may be found on pages 11 - 12.

      (b) Incorporated herein by reference is the Company's 1998 Proxy Statement, dated March 27, 1998. The identification of the executive officers of the Company may be found under "Principal Officers" on page 2.

            There exists no family relationships between any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 1998 Proxy Statement, dated March 27, 1998. Management remuneration may be found on page 3.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the Company's 1998 Proxy Statement, dated March 27, 1998. Security ownership of certain beneficial owners and management may be found on pages 13 - 14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 1998 Proxy Statement, dated March 27, 1998. Certain relationships and related transactions may be found on page 10.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements

      Included in the 1997 Annual Report to Stockholders of State Bancorp, Inc. and enclosed herewith, are the following financial statements and notes thereon:

      -     Consolidated Balance Sheets as of December 31, 1997 and 1996.

      - Statements of Consolidated Earnings for the years ended December 31, 1997, 1996 and 1995.

      - Statements of Consolidated Cash Flows for the years ended December 31, 1997, 1996 and 1995.

      - Statements of Consolidated Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

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

      -     Income Taxes (7)

      -     Incentive Stock Option Plans (8)

      -     Employee Benefit Plans (9)

      -     Commitments and Contingent Liabilities (10)

      -     State Bancorp, Inc. (Parent Company Only) (11)

      -     Financial Instruments with Off-Balance Sheet Risk (12)

      -     Disclosures About Fair Value of Financial Instruments (13)

      -     Regulatory Matters (14)

      Independent Auditors' Report

      Schedules are omitted because they are not applicable or because required information is shown in the consolidated financial statements or the notes thereto.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)   Exhibits

Exhibit
No.                 Item                     Method of Filing
-------             ----                     ----------------

(3)    Articles of incorporation    Incorporated by reference from exhibit B to
       and By-Laws                  the Company's Registration Statement on Form
       a)  Articles of              S-4, file No. 33-2958, Filed February 3,
           incorporation            1986.

       b)  By-Laws, as amended      Filed herein.

(4)    Instruments defining the     Pages 22-28 of the above referenced
       rights of security holders   Registration Statement.

(10)   Material contracts

       a) Deferred compensation     Incorporated by reference from exhibit 10b
          plan                      to the Company's December 31, 1986 Form
                                    10-K.

       b) (i) Directors'            Incorporated by reference from exhibit 10c
          incentive retirement      to the Company's December 31, 1986 Form
          plan                      10-K.

       b) (ii) Agreements of        Incorporated by reference from exhibit 10b
          participants              (ii) to the Company's December 31, 1992 Form
          surrendering their        10-K.
          rights under the
          directors' incentive
          retirement plan.

       b) (iii) Agreements of       Incorporated by reference from exhibit 10b
          participants modifying    (iii) to the Company's December 31, 1995
          agreements described in   Form 10-K.
          item b) (ii)

       c) 1987 incentive stock      Incorporated by reference from exhibit 10c
          option plan, as amended   to the Company's December 31, 1991 Form
                                    10-K.

       d) 1994 incentive stock      Incorporated by reference from exhibit 10d
          option plan               to the Company's December 31, 1993 Form
                                    10-K.

       e) (i) Change of control     Filed herein.
          agreement no. 1

       e) (ii) Change of control    Filed herein.
          agreement no. 2

       e) (iii) Change of control   Filed herein.
          agreement no. 3

       e) (iv) Change of control    Filed herein.
          agreement no. 4

       e) (v) Change of control     Filed herein.
          agreement no. 5

       f) State Bank of Long        Incorporated by reference from exhibit 10g
          Island 401k retirement    to the Company's December 31, 1987 Form
          plan and trust            10-K.

       g) State Bancorp, Inc.       Incorporated by reference from exhibit 10g
          employee stock            to the Company's December 31, 1987 Form
          ownership plan            10-K.

       h) Deferred compensation     Incorporated by reference from exhibit 10h
          agreement                 to the Company's December 31, 1995 Form
                                    10-K.

(13)   Annual report to             Filed herein.
       stockholders

(24)   Independent Auditors'        Filed herein.
       Consent

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                STATE BANCORP, INC.


                              By:   s/Thomas F. Goldrick, Jr., Chairman
                                    -------------------------------------
                                        Thomas F. Goldrick, Jr., Chairman

                              Date:                March 24, 1998
                                    -------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                     Title                                 Date
---------                     -----                                 ----


s/Thomas F. Goldrick, Jr.     Chairman of the Board                3/24/98
----------------------------  (Principal Executive Officer)
Thomas F. Goldrick, Jr.


s/Daniel T. Rowe              President                            3/24/98
----------------------------
Daniel T. Rowe


s/Richard W. Merzbacher       Vice Chairman                        3/24/98
----------------------------
Richard W. Merzbacher


s/Brian K. Finneran           Secretary                            3/24/98
----------------------------  (Principal Financial Officer)
Brian K. Finneran


s/Gary Holman                 Vice Chairman of the Board           3/24/98
----------------------------
Gary Holman


s/J. Robert Blumenthal        Director                             3/24/98
----------------------------
J. Robert Blumenthal


s/Carl R. Bruno               Director                             3/24/98
----------------------------
Carl R. Bruno


s/Arthur Dulik, Jr.           Director                             3/24/98
----------------------------
Arthur Dulik, Jr.


s/Robert J. Grady             Director                             3/24/98
----------------------------
Robert J. Grady


s/Joseph F. Munson            Director                             3/24/98
----------------------------
Joseph F. Munson


s/Raymond M. Piacentini       Director                             3/24/98
----------------------------
Raymond M. Piacentini


s/John F. Picciano            Director                             3/24/98
----------------------------
John F. Picciano


s/Suzanne H. Rueck            Director                             3/24/98
----------------------------
Suzanne Rueck