Form 10-Q
period 1998-03-31
STATE BANCORP INC
filed 1998-05-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 1998

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

As of April 30, 1998, there were 6,162,226 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 1998 and December 31, 1997
     (Unaudited)                                                              1.

Consolidated Statements of Earnings  for the Three Months Ended March 31, 1998
     and 1997 (Unaudited)                                                     2.

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998
     and 1997 (Unaudited)                                                     3.

Consolidated Statements of Stockholders' Equity for the Three Months Ended March
     31, 1998 and 1997 (Unaudited)                                            4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K                                14.

SIGNATURES                                                                   15.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1998          1997
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $28,676,798   $26,932,820
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL        23,000,000    34,000,000
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS                              51,676,798    60,932,820

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $9,123,108 IN 1998 AND $10,644,882 IN 1997)         9,111,630    10,637,143
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        222,238,610   277,577,567
                                                     ------------- -------------
TOTAL SECURITIES                                      231,350,240   288,214,710

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($5,350,751 IN 1998 AND $5,123,651 IN 1997)         372,849,278   372,509,616
BANK PREMISES AND EQUIPMENT - NET                       3,466,501     3,501,031
OTHER ASSETS                                           11,765,221    12,930,760
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $671,108,038  $738,088,937
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $105,664,463  $107,639,101
  SAVINGS                                             174,365,364   179,958,856
  TIME                                                278,744,894   323,629,963
                                                     ------------- -------------
TOTAL DEPOSITS                                        558,774,721   611,227,920

FEDERAL FUNDS PURCHASED                                         0     6,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE          6,225,000    14,818,000
OTHER SHORT-TERM BORROWINGS                            46,000,000    47,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           3,866,502     4,112,754

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     614,866,223   683,158,674
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                0             0
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 6,233,421 SHARES IN 1998
  AND 6,194,126 SHARES IN 1997; OUTSTANDING 6,153,199
  SHARES IN 1998 AND 6,109,083 SHARES IN 1997          31,167,105    30,970,630
SURPLUS                                                18,721,173    18,457,388
RETAINED EARNINGS                                       7,564,480     6,567,744
UNREALIZED NET LOSS ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX BENEFIT
  OF $283,440 IN 1998 AND $149,144 IN 1997)              (408,721)     (215,067)
UNEARNED COMPENSATION                                    (802,222)     (850,432)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             56,241,815    54,930,263
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $671,108,038  $738,088,937
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
-----------------------------------------------------------------------------
                                                             ---------------------------------
                                                                       THREE MONTHS
                                                             ---------------------------------
                                                             ---------------   ---------------
                                                                  1998              1997
                                                             ---------------   ---------------
------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $  8,900,250       $  8,169,411
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                            1,153,370            449,783
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               576,369            507,133
   MORTGAGE-BACKED SECURITIES                                      820,614          1,362,031
   GOVERNMENT AGENCY SECURITIES                                  2,422,427          1,002,118
   OTHER SECURITIES                                                 47,398             33,524
                                                              ------------       ------------
TOTAL INTEREST INCOME                                           13,920,428         11,524,000
                                                              ------------       ------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 3,623,731          2,095,982
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          3,110,342          2,836,020
                                                              ------------       ------------
TOTAL INTEREST EXPENSE                                           6,734,073          4,932,002
                                                              ------------       ------------
NET INTEREST INCOME                                              7,186,355          6,591,998
PROVISION FOR POSSIBLE LOAN LOSSES                                 450,000            450,000
                                                              ------------       ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        6,736,355          6,141,998
                                                              ------------       ------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                290,144            320,035
NET SECURITY LOSSES                                                 (8,255)           (13,808)
OTHER OPERATING INCOME                                             124,625            108,595
                                                              ------------       ------------
TOTAL OTHER INCOME                                                 406,514            414,822
                                                              ------------       ------------
INCOME BEFORE OPERATING EXPENSES                                 7,142,869          6,556,820
                                                              ------------       ------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         2,764,703          2,349,083
OCCUPANCY                                                          402,881            335,394
EQUIPMENT                                                          172,545            138,852
MARKETING AND ADVERTISING                                          114,000             99,000
DEPOSIT  ASSESSMENT  FEES                                           34,098             31,186
AMORTIZATION  OF  INTANGIBLES                                       56,452            151,287
OTHER  OPERATING  EXPENSES                                         945,654            801,005
                                                              ------------       ------------
TOTAL OPERATING EXPENSES                                         4,490,333          3,905,807
                                                              ------------       ------------
INCOME BEFORE INCOME TAXES                                       2,652,536          2,651,013
PROVISION FOR INCOME TAXES                                         917,995            936,987
------------------------------------------------              ------------       ------------
NET INCOME                                                    $  1,734,541       $  1,714,026
------------------------------------------------              ------------       ------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.28       $       0.28
------------------------------------------------              ------------       ------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.28       $       0.28
------------------------------------------------              ------------       ------------
------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,125,208          6,033,950
------------------------------------------------              ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------  ------------
OPERATING ACTIVITIES:                                     1998          1997
----------------------------------------------------  -----------  ------------
  NET INCOME                                           $1,734,541   $1,714,026
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                    450,000      450,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             156,787      132,752
    AMORTIZATION OF INTANGIBLES                            56,452      151,287
    AMORTIZATION OF NET PREMIUM ON SECURITIES             375,027      283,513
    AMORTIZATION OF UNEARNED COMPENSATION                 114,691       58,191
    NET SECURITY LOSSES                                     8,255       13,808
    DECREASE (INCREASE) IN OTHER ASSETS                 1,243,384     (497,778)
    (DECREASE) INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                            (253,531)     208,621
                                                     ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,885,606    2,514,420
                                                     ------------  ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                        4,227,000    1,325,600
  PURCHASES OF SECURITIES HELD TO MATURITY             (2,702,500)  (3,765,000)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                          84,732,324   42,500,847
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                          70,509,942   15,344,725
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (100,613,529) (92,345,357)
  INCREASE IN LOANS - NET                                (789,662)    (611,664)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (122,257)    (161,579)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    55,241,318  (37,712,428)
                                                     ------------  ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS              (7,568,130) (29,800,099)
  (DECREASE) INCREASE IN TIME DEPOSITS                (44,885,069)  52,127,576
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED       (6,000,000)   6,400,000
  DECREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                     (8,593,000) (37,691,291)
  DECREASE IN OTHER SHORT-TERM
     BORROWINGS                                        (1,000,000)           0
  CASH DIVIDENDS PAID                                    (730,526)    (600,126)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    212,522      196,008
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   181,257        7,389
                                                     ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES                 (68,382,946)  (9,360,543)
                                                     ------------  ------------
-----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (9,256,022) (44,558,551)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  60,932,820   64,676,593
-----------------------------------------------------
----------------------------------------------------- -----------  ------------
CASH AND CASH EQUIVALENTS - MARCH 31                  $51,676,798  $20,118,042
----------------------------------------------------- -----------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                     $6,837,963   $5,015,832
     INCOME TAXES PAID                                   $288,592     $228,779
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                              ($327,950) ($1,537,651)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $737,805     $603,626
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

--------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------
                                                                                        UNREALIZED
                                                                                        NET LOSS ON
                                                                                        SECURITIES       UNEARNED
                                            COMMON                        RETAINED       AVAILABLE        COMPEN-
                                             STOCK        SURPLUS         EARNINGS       FOR SALE         SATION            TOTAL
                                             -----        -------         --------       --------         ------            -----
BALANCE,  JANUARY 1, 1998               $ 30,970,630   $ 18,457,388    $  6,567,744    ($   215,067)   ($   850,432)   $54,930,263

NET INCOME                                                                1,734,541                                      1,734,541

CASH DIVIDEND
   ($0.12 PER SHARE)                                                       (737,805)                                      (737,805)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (8,685 SHARES
  AT 95% OF MARKET VALUE)                     43,425        169,097                                                        212,522

STOCK OPTIONS EXERCISED                      153,050         28,207                                                        181,257

AMORTIZATION OF UNEARNED
   COMPENSATION                                              66,481                                          48,210        114,691

CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                    (    193,654)                      (193,654)
------------------------------------    ------------   ------------    ------------    ------------    ------------   ------------
BALANCE,  MARCH 31, 1998                $ 31,167,105   $ 18,721,173    $  7,564,480    ($   408,721)   ($   802,222)   $56,241,815
------------------------------------    ------------   ------------    ------------    ------------    ------------   ------------


BALANCE,  JANUARY 1, 1997               $ 25,505,240   $ 22,915,331    $  2,130,980    ($   936,100)   ($ 1,045,980)   $48,569,471

NET INCOME                                                                1,714,026                                      1,714,026

CASH DIVIDEND
  ($0.12 PER SHARE)                                                        (603,626)                                      (603,626)

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (16,334 SHARES
  AT 95% OF MARKET VALUE)                     81,670        114,338                                                        196,008

STOCK OPTIONS EXERCISED                        5,235          2,154                                                          7,389

AMORTIZATON OF UNEARNED
   COMPENSATION                                               8,895                                          49,296         58,191

CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                      (  907,983)                     ( 907,983)
------------------------------------    ------------   ------------    ------------    -------------    ------------ -------------
BALANCE,  MARCH 31, 1997                $ 25,592,145   $ 23,040,718    $  3,241,380    ($ 1,844,083)    ($  996,684)   $49,033,476
------------------------------------    ------------   ------------    ------------    -------------    ------------ -------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------


In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 1998 and December 31, 1997, its consolidated earnings for the three months ended March 31, 1998 and 1997 and cash flows and changes in stockholders' equity for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 1998.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 100,000 of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 1998, 39,778 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the three month periods ended March 31, 1998 and 1997 amounted to $1,546,286 and $814,977, respectively.

EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing bid price for the common stock. Retroactive recognition has been given for stock dividends and splits, as well as for the adoption of SFAS No. 128.

                                    (5)

For the Three Months Ended March 31,                 1998                1997
------------------------------------                 ----                ----
Net income                                        $1,734,541        $1,714,026
Average dilutive stock options outstanding           145,422           123,809
Average exercise price per share                       $8.48             $9.72
Average market price -  diluted basis                 $23.05            $14.26
Average common shares outstanding                  6,125,208         6,033,950
Increase in shares due to exercise of options -
diluted basis                                         65,693             9,762
                                                   ---------         ---------
Adjusted common shares outstanding -  diluted      6,190,901         6,043,712
                                                   =========         =========
Net income per share-basic                             $0.28             $0.28
                                                   =========         =========
Net income per share-diluted                           $0.28             $0.28
                                                   =========         =========


UNREALIZED NET LOSS ON SECURITIES AVAILABLE FOR SALE

Securities available for sale are stated at estimated fair value and unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity until realized. Securities held to maturity are stated at amortized cost. Management designates each security, at the time of purchase, as either available for sale or held to maturity depending upon investment objectives, liquidity needs and intent.


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,233,182 and $953,106 was established for $7,399,362 and $9,085,357 of the total impaired loans at March 31, 1998 and December 31, 1997, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $7,861,093 for the quarter ended March 31, 1998 and $9,575,104 for the year ended December 31, 1997. Total impaired loans amounted to $7,724,362 at March 31, 1998 and $9,085,357 at December 31, 1997. At March 31, 1998, the aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $5,829,049 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $1,895,313. Total interest income recognized for impaired, nonaccrual and restructured loans was $34,000 and $81,306 during the three months ended March 31, 1998 and 1997, respectively.

                                    (6)

Activity in the allowance for possible loan losses for the three months ended March 31, 1998 and 1997 is as follows:
                                                  1998              1997
                                                  ----              ----
Balance, January 1                             $5,123,651       $5,008,965
Provision charged to income                       450,000          450,000
Charge-offs, net of recoveries of
$165,311 in 1998 and $18,289 in 1997             (222,900)        (450,190)
                                               ----------       ----------
Balance, March 31                              $5,350,751       $5,008,775
                                               ==========       ==========

                                    (7)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - Total assets of the Company amounted to $671.1 million at March 31, 1998, a decline of $67.0 million or 9.1% when compared to December 31, 1997. A reduction of $56.9 million in investment securities, principally available for sale callable Government agency paper and local municipal securities, coupled with an $11.0 million decline in securities purchased under agreements to resell (SPUARs), accounted for the asset reduction experienced by the Company. Total loans outstanding were relatively flat at
March 31, 1998 as compared to year-end 1997 ($372.8 million versus $372.5 million, respectively). First quarter amortization and normal clean-up activity offset the new business that was generated during the first three months of the year. Management anticipates that expansion of the loan portfolio will take place throughout the balance of the year, with year-to-year growth of approximately 5% - 7%.

At March 31, 1998, total deposits declined by $52.5 million to $558.8 million when compared to year-end 1997. This decrease was due solely to a seasonal outflow of short-term municipal tax deposits, primarily CD's over $100M with maturities of less than thirty days. Growth in core deposits of individuals, partnerships and corporations remains strong, due largely to the Company's two new branch locations in Suffolk County. These locations are expected to provide a low cost source of deposits as well as opportunities to expand the Company's loan portfolio due to their proximity to commercial and industrial centers. The Company also experienced a net decline in short-term borrowings of $15.6 million during the first quarter due to lower levels of securities sold under agreements to repurchase (SSUARs), Federal funds purchased and other short-term borrowings.

Average assets for the first quarter of 1998, a measure more indicative of the Company's growth, grew by $139.0 million or 22.2% to $765.6 million from the comparable 1997 period. Growth in investment securities (up $64.0 million or 31.9%), SPUARs (up $49.5 million) and loans (up $21.9 million to $376.9 million) were the primary sources of the asset expansion during the first quarter. Funding this growth were increases in demand deposits, money fund accounts and certificates of deposit over $100,000. Average borrowed funds, primarily Federal Home Loan Bank advances, also increased by $27.5 million during the first quarter of 1998. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 53 basis point narrowing of the first quarter net interest rate spread to 3.94%. Management anticipates that growth in loans during the balance of 1998 coupled with a continued increase in core deposit balances will serve to widen the the net interest rate spread during the last three quarters of the year.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 1998, the Company continued to maintain capital

                                       (8)
adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $56.2 million at March 31, 1998, an increase of $7.2 million or 14.7% versus the comparable 1997 date. Excluding valuations related to SFAS No. 115 at March 31, 1998 and 1997, total stockholders' equity grew at a year-to-year rate of 11.3%. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of March 31, 1998 and compares them to current regulatory guidelines and December 31 and March 31, 1997 actual results.




TABLE 2-1
---------
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
                       -------- ---------------   --------------
Regulatory Minimum  3.00%-5.00%           4.00%            8.00%

Ratios as of:
    March 31, 1998        7.34%          13.22%           14.47%
    December 31, 1997     7.50%          12.55%           13.73%
    March 31, 1997        7.94%          12.60%           13.85%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 1998, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost demand and money fund deposit balances continued to grow during the first quarter of 1998, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 1998, the Company had access to $47 million in

                                      (9)

Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $16.5 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $11.1 million in securities available to be pledged to secure repurchase agreements or other borrowings at quarter-end 1998.


2. Material Changes in Results of Operations - Net income for the three months ended March 31, 1998 was $1,735,000, a 1.2% improvement over the comparable 1997 period. The higher level of earnings in 1998 resulted from a 9.0% improvement in net interest income. Somewhat offsetting this improvement was an increase in total operating expenses, a decline in other income and a narrower net interest rate spread during the first quarter of 1998.

The increase in net interest income, up $594 thousand to $7.2 million, resulted from an expanded interest-earning asset base, principally callable Government agency securities, SPUARs and commercial loans. The Company's loan portfolio, although flat thus far during 1998, is expected to grow by approximately 5% - 7% during the remainder of the year. The continued strength of the Long Island economy and the ongoing consolidation of the local banking market continue to provided opportunity for the Company to increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. New products such as the Small Business Line of Credit (SBLOC) have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. Management of the Company has targeted the Suffolk and Queens County markets as the most obvious candidates for expansion of the loan portfolio during 1998.

The Company's investment portfolio expanded, on average, by 31.9% in 1998 versus 1997. Growth in callable Government agency securities (up $84.7 million) and tax-exempt local municipal notes (up $9.7 million) more than offset paydowns on the mortgage-backed portfolio. Management of the Company has been an active purchaser of agency securities throughout 1997 and thus far in 1998 due to their attractive yields and their pledgeability to secure municipal deposits. The local municipal portfolio also continues to grow as the Company's expands its relationships with local Towns, School Districts, Villages and special purpose districts.

Other income fell by 2.0% in the first quarter of 1998 due to a reduction in service charges on deposit accounts. Excluding the impact of securities transactions, other income would have declined by 3.2% in 1997. Somewhat offsetting the lower level of service charge income, other operating income improved by 14.8% during the first quarter of 1998 versus the comparable 1997 period. Growth in letter of credit, wire transfer and cash management fees were the primary drivers behind this growth.

Total operating expenses rose by 15.0% during the first quarter of 1998, mainly due to increases in salaries and employee benefits arising from staff expansion in product support areas along with an

                                    (10)
increase in supplementary compensation costs resulting from higher accruals related to incentive compensation and retirement plans. Occupancy expenses increased by 20.1% versus 1997 due to the two new branches opened in December 1997 and the relocation of the Company's lending group to additional space in Jericho. In addition, other operating expenses increased due to higher marketing and advertising costs coupled with increases in credit and collection fees and depreciation costs. Somewhat offsetting the foregoing expense increases was a decline in core deposit intangibles amortization expense and a reduction in costs related to maintenance on foreclosed properties.

The increase in operating expenses during the first quarter of 1998 resulted in a higher operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 1998 ratio increased to 56.9% versus 53.6% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, improved during the first three months of 1998 to 2.38% from a level of 2.53% in 1997. This ratio places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $4.3 million at March 31, 1998, a decrease of $0.1 million versus December 31, 1997 and $2.5 million versus the comparable 1997 date. The level of restructured, accruing loans at March 31, 1998 declined by $6.0 million when compared to year-end 1997. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. The reduction in restructured, accruing loans that took place during the first quarter of 1998 resulted from the shift of a $5.0 million credit to the ninety days past due and still accruing category. As outlined in the Company's 1997 Annual Report to Stockholders, this credit is collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until cash flows are again sufficient to support a market rate of interest. Management of the Company is confident that this credit will be performing in accordance with its revised terms during the second quarter of 1998 and it is estimated that a market rate of interest will again be in effect during the first quarter of 1999.

The 1998 provision for possible loan losses was equal to 1997's level during the first quarter of the year. Growth in the loan portfolio was more than offset by improved credit quality throughout the loan portfolio. The allowance for possible loan losses amounted to $5.4 million or 1.41% of total loans at March 31, 1998 versus $5.0 million and 1.42%, respectively, at the comparable 1997 date. The allowance for loan losses as a percentage of nonaccrual loans improved to 131.7% from 120.3% and 86.3% at December 31, 1997 and March 31, 1997,
respectively. Nonperforming assets (as defined by the Company) as a percentage of total loans and other real estate owned was 1.12%, 1.18% and 1.93% at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.



                                     (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          MARCH 31, 1998
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 250,307   $  18,868  $  61,516  $  43,447  $   4,062  $ 378,200
   Securities Purchased Under Agreements to Resell                   23,000           0          0          0          0     23,000
   Securities Held to Maturity                                        7,716       1,298          0         98          0      9,112
   Securities  Available  for  Sale 3)                              126,814      26,783     29,603     37,362      2,368    222,930
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         407,837      46,949     91,119     80,907      6,430    633,242
   Unrealized Net Loss on Securities Available for Sale                (692)          0          0          0          0       (692)
   Cash and Due from Banks                                           28,677           0          0          0          0     28,677
   All  Other  Assets 7)                                              4,975       2,255          0          0      2,651      9,881
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 440,797   $  49,204  $  91,119  $  80,907  $   9,081  $ 671,108
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  10,679   $  10,679  $  85,436          0  $       0  $ 106,794
   Money  Fund  and  Now  Accounts 5)                                32,203       6,989     28,379          0          0     67,571
   Time  Deposits 6)                                                213,250      34,490     30,586  $     419          0    278,745
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       256,132      52,158    144,401        419          0    453,110
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 17,225      35,000          0         0           0     52,225
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   273,357      87,158    144,401        419          0    505,335
   All  Other  Liabilities,  Equity and Demand Deposits 7)            2,945         825         97          0    161,906    165,773
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 276,302   $  87,983  $ 144,498  $     419  $ 161,906  $ 671,108
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                   $ 134,480   $  94,271  $  40,989  $ 121,477  $ 127,907
         Cumulative Interest-Sensitivity Ratio 9)                     149.2%      126.1%     108.1%     124.0%     125.3%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                     20.0%       14.0%       6.1%      18.1%      19.1%

1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
2)   Nonaccrual  loans  are  shown in the  non-interest  sensitive  category.
3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
4) Savings deposits are assumed to decline at a rate of 20% per year over a five-year period based upon the nature of their historically stable core deposit relationships.
5) Money Fund and NOW accounts of individuals, partnerships and corporations are assumed to decline at a rate of 33% per year over a three-year period
     based  upon  the  nature  of  their   historically   stable  core   deposit
     relationships. Money Fund and NOW accounts of municipalities are included in the 0 - 6 months category.
6)   Reflected as maturing in each instrument's period of contractual maturity.
7) Other Assets and Liabilities are shown according to payment schedule or a reasonable estimate thereof.
8)   Total interest-earning assets minus total interest-bearing liabilities.
9) Total interest-earning assets as a percentage of total interest bearing liabilities.

                                      (12)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES MARCH 31, 1998 VERSUS DECEMBER 31, 1997 AND MARCH 31, 1997
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            3/31/98     12/31/97     3/31/97
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $4,062       $4,258      $5,805
OTHER REAL ESTATE OWNED                         189          189       1,027
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $4,251       $4,447      $6,832
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $  805       $6,696 (1)  $6,782 (1)
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $6,401 (1)   $1,590      $1,046
GROSS  LOANS  OUTSTANDING                  $378,200     $377,633    $353,544
TOTAL  STOCKHOLDERS'  EQUITY                $56,242      $54,930     $49,033

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     3/31/98     12/31/97     3/31/97
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $5,124       $5,152      $5,009
PROVISION                                       450          450         450
NET CHARGE-OFFS                                (223)        (478)       (450)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $5,351       $5,124      $5,009
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.41%        1.36%       1.42%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.07%        1.13%       1.64%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.12%        1.18%       1.93%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   131.73%      120.34%      86.29%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           47.49%       40.85%      36.74%

(1) INCLUDES ONE CREDIT TOTALING $5.0 MILLION WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE IN EXCESS OF THE CARRYING VALUE OF THE CREDIT. THE RESTRUCTURED RATE ON THIS CREDIT WILL REMAIN BELOW THE CONTRACTUAL RATE UNTIL CASH FLOWS ARE AGAIN SUFFICIENT TO SUPPORT A MARKET RATE OF INTEREST.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.


                                      (13)

                                    PART II
                                    -------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On March 2, 1998, the Company filed a report on Form 8-K indicating that on February 24, 1998, the Company's Board of Directors authorized a stock repurchase program under which the Company may buy back up to 50,000 shares of its common stock. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market. The program may be discontinued at any time. State Bancorp, Inc. currently has
6.2 million shares of common stock outstanding.






                                      (14)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




5/14/98                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



5/14/98                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (15)