Form 10-Q
period 1998-06-30
STATE BANCORP INC
filed 1998-08-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 1998

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

As of July 31, 1998, there were 6,496,819 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 1998 and December 31, 1997
     (Unaudited)                                                              1.

Consolidated  Statements of Earnings for the Three and Six Months Ended June 30,
     1998 and 1997 (Unaudited)                                                2.


Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and
     1997 (Unaudited)                                                         3.

Consolidated  Statements of  Stockholders'  Equity for the Six Months Ended June
     30, 1998 and 1997 (Unaudited)                                            4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders             16.

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K                                N/A

SIGNATURES                                                                   17.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1998          1997
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $21,596,695   $26,932,820
FEDERAL FUNDS SOLD                                      4,000,000             0
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                 0    34,000,000
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS                              25,596,695    60,932,820

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $6,121,541 IN 1998 AND $10,644,882 IN 1997)         6,111,035    10,637,143
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        231,682,107   277,577,567
                                                     ------------- -------------
TOTAL SECURITIES                                      237,793,142   288,214,710

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($5,374,103 IN 1998 AND $5,123,651 IN 1997)         376,979,877   372,509,616
BANK PREMISES AND EQUIPMENT - NET                       3,444,093     3,501,031
OTHER ASSETS                                           12,337,083    12,930,760
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $656,150,890  $738,088,937
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $114,302,094  $107,639,101
  SAVINGS                                             185,611,745   179,958,856
  TIME                                                259,541,178   323,629,963
                                                     ------------- -------------
TOTAL DEPOSITS                                        559,455,017   611,227,920

FEDERAL FUNDS PURCHASED                                         0     6,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            500,000    14,818,000
OTHER SHORT-TERM BORROWINGS                            35,000,000    47,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           3,571,328     4,112,754

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     598,526,345   683,158,674
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                0             0
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 6,560,816 SHARES IN 1998
  AND 6,503,832 SHARES IN 1997; OUTSTANDING 6,481,564
  SHARES IN 1998 AND 6,414,537 SHARES IN 1997          32,804,080    30,970,630
SURPLUS                                                23,935,703    18,457,388
RETAINED EARNINGS                                       1,912,552     6,567,744
UNREALIZED NET LOSS ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX BENEFIT
  OF $189,335 IN 1998 AND $149,144 IN 1997)              (273,022)     (215,067)
UNEARNED COMPENSATION                                    (754,768)     (850,432)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             57,624,545    54,930,263
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $656,150,890  $738,088,937
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------   ---------------------------------
                                                                        THREE MONTHS                          SIX MONTHS
                                                              ---------------------------------   ---------------------------------
                                                              ---------------   ---------------   ---------------   ----------------
                                                                    1998              1997              1998              1997
                                                              ---------------   ---------------   ---------------   ----------------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $  9,063,145       $  8,567,751     $ 17,963,395      $  16,737,162
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              837,389            686,340        1,990,759          1,136,123
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               513,900            561,518        1,090,269          1,068,651
   MORTGAGE-BACKED SECURITIES                                      684,416          1,261,962        1,505,030          2,623,993
   GOVERNMENT AGENCY SECURITIES                                  2,219,228          2,124,367        4,641,655          3,126,485
   OTHER SECURITIES                                                 48,589             30,551           95,987             64,074
                                                              ------------       ------------     ------------      -------------
TOTAL INTEREST INCOME                                           13,366,667         13,232,489       27,287,095         24,756,488
                                                              ------------       ------------     ------------      -------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 2,711,209          2,601,742        6,334,940          4,697,723
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          3,099,212          3,337,248        6,209,554          6,173,268
                                                              ------------       ------------     ------------      -------------
TOTAL INTEREST EXPENSE                                           5,810,421          5,938,990       12,544,494         10,870,991
                                                              ------------       ------------     ------------      -------------
NET INTEREST INCOME                                              7,556,246          7,293,499       14,742,601         13,885,497
PROVISION FOR POSSIBLE LOAN LOSSES                                 450,000            600,000          900,000          1,050,000
                                                              ------------       ------------     ------------      -------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        7,106,246          6,693,499       13,842,601         12,835,497
                                                              ------------       ------------     ------------      -------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                269,613            305,099          559,757            625,134
NET SECURITY LOSSES                                                (35,968)           (40,529)         (44,223)           (54,337)
OTHER OPERATING INCOME                                             118,717            109,578          243,342            218,173
                                                              ------------       ------------     ------------      -------------
TOTAL OTHER INCOME                                                 352,362            374,148          758,876            788,970
                                                              ------------       ------------     ------------      -------------
INCOME BEFORE OPERATING EXPENSES                                 7,458,608          7,067,647       14,601,477         13,624,467
                                                              ------------       ------------     ------------      -------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         2,724,075          2,448,490        5,488,778          4,797,574
OCCUPANCY                                                          439,797            398,950          842,678            734,344
EQUIPMENT                                                          180,040            147,936          352,585            286,788
MARKETING AND ADVERTISING                                          114,000             99,000          228,000            198,000
DEPOSIT  ASSESSMENT  FEES                                           38,974             32,632           73,072             63,818
AMORTIZATION  OF  INTANGIBLES                                        9,034            151,287           65,486            302,573
OTHER  OPERATING  EXPENSES                                         950,696            868,329        1,896,350          1,669,334
                                                              ------------       ------------     ------------       ------------
TOTAL OPERATING EXPENSES                                         4,456,616          4,146,624        8,946,949          8,052,431
                                                              ------------       ------------     ------------       ------------
INCOME BEFORE INCOME TAXES                                       3,001,992          2,921,023        5,654,528          5,572,036
PROVISION FOR INCOME TAXES                                       1,047,478          1,021,533        1,965,473          1,958,519
------------------------------------------------              ------------       ------------     ------------       ------------
NET INCOME                                                    $  1,954,514       $  1,899,490     $  3,689,055       $  3,613,517
------------------------------------------------              ------------       ------------     ------------       ------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.29       $       0.30     $       0.57       $       0.57
------------------------------------------------              ------------       ------------     ------------       ------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.29       $       0.30     $       0.57       $       0.57
------------------------------------------------              ------------       ------------     ------------       ------------
------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,471,168          6,361,804        6,451,428          6,348,798
------------------------------------------------              ------------       ------------     ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------  ------------
OPERATING ACTIVITIES:                                     1998          1997
----------------------------------------------------  -----------  ------------
  NET INCOME                                           $3,689,055   $3,613,517
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                    900,000    1,050,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             322,185      266,134
    AMORTIZATION OF INTANGIBLES                            65,486      302,573
    AMORTIZATION OF NET PREMIUM ON SECURITIES             488,472      726,099
    AMORTIZATION OF UNEARNED COMPENSATION                 217,208      120,746
    NET SECURITY LOSSES                                    44,223       54,337
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")            0      (38,055)
    DECREASE (INCREASE) IN OTHER ASSETS                   893,383   (1,997,543)
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                            (858,370)    (264,592)
                                                     ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               5,761,642    3,833,216
                                                     ------------  ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                        9,119,000   25,040,712
  PURCHASES OF SECURITIES HELD TO MATURITY             (4,594,900)  (4,489,000)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                         104,543,164   81,287,928
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                         158,946,153   41,215,758
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (218,222,691)(200,966,342)
  INCREASE IN LOANS - NET                              (5,695,261)  (2,576,000)
  PROCEEDS FROM SALE OF OREO                                    0      929,718
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (265,247)    (370,956)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    43,830,218  (59,928,182)
                                                     ------------  ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS   12,315,882  (13,161,098)
  (DECREASE) INCREASE IN TIME DEPOSITS                (64,088,785)  40,307,757
  DECREASE IN FEDERAL FUNDS PURCHASED                  (6,000,000)  (3,600,000)
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                         (14,318,000)   5,601,494
  DECREASE IN OTHER SHORT-TERM
     BORROWINGS                                       (12,000,000)  (1,000,000)
  CASH DIVIDENDS PAID                                  (1,468,331)  (1,203,752)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    404,550      399,657
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   226,699       16,029
                                                     ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (84,927,985)  27,360,087
                                                     ------------  ------------
-----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (35,336,125) (28,734,879)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  60,932,820   64,676,593
-----------------------------------------------------
----------------------------------------------------- -----------  ------------
CASH AND CASH EQUIVALENTS - JUNE 30                   $25,596,695  $35,941,714
----------------------------------------------------- -----------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                    $12,988,198  $11,005,329
     INCOME TAXES PAID                                 $2,313,592   $2,248,779
     TRANSFERS FROM LOANS TO OREO                        $325,000           $0
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                               ($98,146)    $122,751
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                            $1,047,470     $605,543
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

--------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------
                                                                                        UNREALIZED
                                                                                        NET LOSS ON
                                                                                        SECURITIES       UNEARNED
                                            COMMON                        RETAINED       AVAILABLE        COMPEN-
                                             STOCK        SURPLUS         EARNINGS       FOR SALE         SATION            TOTAL
                                             -----        -------         --------       --------         ------            -----
BALANCE,  JANUARY 1, 1998               $ 30,970,630   $ 18,457,388    $  6,567,744    ($   215,067)   ($   850,432)   $54,930,263

NET INCOME                                                                3,689,055                                      3,689,055

CASH DIVIDEND
   ($0.28 PER SHARE)                                                     (1,785,275)                                    (1,785,275)

5% STOCK DIVIDEND (312,332 SHARES
   AT MARKET VALUE)                        1,561,660      4,997,312      (6,558,972)                                             0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (17,522 SHARES
  AT 95% OF MARKET VALUE)                     87,610        316,940                                                        404,550

STOCK OPTIONS EXERCISED                      184,180         42,519                                                        226,699

AMORTIZATION OF UNEARNED
   COMPENSATION                                             121,544                                          95,664        217,208

CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                    (     57,955)                       (57,955)
------------------------------------    ------------   ------------    ------------    ------------    ------------   ------------
BALANCE,  JUNE 30, 1998                 $ 32,804,080   $ 23,935,703    $  1,912,552    ($   273,022)   ($   754,768)   $57,624,545
------------------------------------    ------------   ------------    ------------    ------------    ------------   ------------


BALANCE,  JANUARY 1, 1997               $ 25,505,240   $ 22,915,331    $  2,130,980    ($   936,100)   ($ 1,045,980)   $48,569,471

NET INCOME                                                                3,613,517                                      3,613,517

CASH DIVIDEND
  ($0.19 PER SHARE)                                                      (1,209,295)                                    (1,209,295)

6 FOR 5 STOCK SPLIT (1,026,672
  SHARES AT $5.00 PAR VALUE)               5,133,360     (5,133,360)                                                             0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (30,057 SHARES
  AT 95% OF MARKET VALUE)                    150,285        249,372                                                        399,657

STOCK OPTIONS EXERCISED                       11,270          4,759                                                         16,029

AMORTIZATON OF UNEARNED
   COMPENSATION                                              23,546                                          97,200        120,746

CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                          72,484                         72,484
------------------------------------    ------------   ------------    ------------    -------------    ------------ -------------
BALANCE,  JUNE 30, 1997                 $ 30,800,155   $ 18,059,648    $  4,535,202    ($   863,616)    ($  948,780)   $51,582,609
------------------------------------    ------------   ------------    ------------    -------------    ------------ -------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------



In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 1998 and December 31, 1997, its consolidated earnings for the six months ended June 30, 1998 and 1997 and cash flows and changes in stockholders' equity for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 1998.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 126,000 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account and the Company recognizes compensation expense equal to the current market price of the common shares. As of June 30, 1998, 46,748 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the six month periods ended June 30, 1998 and 1997 amounted to $3,657,214 and $3,718,087, respectively.

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



                                    (5)

For the Six Months Ended June 30,                    1998                1997
------------------------------------                 ----                ----
Net income                                        $3,689,055        $3,613,517
Average dilutive stock options outstanding           156,995           164,532
Average exercise price per share                      $10.96             $8.12
Average market price -  diluted basis                 $22.20            $14.91
Average common shares outstanding                  6,451,428         6,348,798
Increase in shares due to exercise of options -
diluted basis                                         19,492            23,780
                                                   ---------         ---------
Adjusted common shares outstanding -  diluted      6,470,920         6,372,578
                                                   =========         =========
Net income per share-basic                             $0.57             $0.57
                                                   =========         =========
Net income per share-diluted                           $0.57             $0.57
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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,503,424 and $953,106 was established for $8,292,004 and $9,085,357 of the total impaired loans at June 30, 1998 and December 31, 1997, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $8,609,339 for the quarter ended June 30, 1998 and $9,575,104 for the year ended December 31, 1997. Total impaired loans amounted to $8,608,455 at June 30, 1998 and $9,085,357 at December 31, 1997. At June 30, 1998, the aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $5,829,049 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $2,779,406. Total interest income recognized for impaired, nonaccrual and restructured loans was $155,326 and $95,372 for the three months ended June 30, 1998 and 1997, respectively, and $189,326 and $176,678 for the six months ended June 30, 1998 and 1997, respectively.






                                    (6)

Activity in the allowance for possible loan losses for the six months ended June 30, 1998 and 1997 is as follows:
                                                  1998              1997
                                                  ----              ----
Balance, January 1                             $5,123,651       $5,008,965
Provision charged to income                       900,000        1,050,000
Charge-offs, net of recoveries of
$172,238 in 1998 and $72,347 in 1997             (649,548)        (838,634)
                                               ----------       ----------
Balance, June 30                               $5,374,103       $5,220,331
                                               ==========       ==========

                                    (7)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - As of June 30, 1998, total assets of the Company amounted to $656.2 million, a decline of $81.9 million or 11.1% when compared to December 31, 1997. A reduction in investment securities (down $50.4 million), primarily within the available for sale classification, coupled with a $34.0 million reduction in short-term securities purchased under agreements to resell, utilized to collateralize public funds on deposit, accounted for the decline in total assets. Somewhat offsetting the foregoing asset reductions were increases in loans (up $4.5 million) and Federal funds sold (up $4.0 million). The decrease in holdings of available for sale securities resulted from principal paydowns in the mortgage-backed portfolio (down $15.5 million) along with a seasonal decline in short-term municipal holdings (down $28.8 million) primarily due to maturities of tax anticipation notes that will be refinancing during the third quarter of 1998. Accounting for the decline in total assets were reductions in various funding categories, primarily time deposits (down $64.1 million), mainly large denomination certificates of deposit, Federal funds purchased (down $6.0 million), securities sold under agreements to repurchase (down $14.3 million), and other short-term borrowings (down $12.0 million). This shift in the Company's balance sheet mix helped to widen the second quarter net interest rate spread to 4.38% in 1998 from 4.27% a year ago. The net interest spread for the first six months of 1998 was 4.16%, lagging the prior year period by 18 basis points. This narrowing of the spread was largely the result of the flat yield curve during the past 12 to 18 months coupled with the nominal growth in loans experienced thus far in 1998.

As previously stated, the Company's loan portfolio increased only 1.2% in the June Y-T-D period. Principal amortization, normal clean-up activity and the loss of several large credits due to the acquisition of Company customers largely offset the new business that was generated during the first half of the year. Management anticipates that the loan portfolio will expand a somewhat faster rate during the second half of the year, however, year to year growth of approximately 3% - 5% is a likely estimate based on current market conditions. At this point in the economic cycle, management of the Company feels that, more than ever, it is prudent to carefully evaluate all requests for credit. Management of the Company has always let growth targets take a back seat to the need for high credit quality. As such, the Company has substantial collateral support for its existing loans outstanding and it is not a competitor in either the subprime or high loan-to-value markets. Depending upon the Company's mix of deposits during the second half of 1998, this revised loan growth scenario will possibly result in compression of the net interest rate spread during the last six months of the year.

Total deposits declined by $51.8 million, or 8.5%, to $559.5 million when compared to year-end 1997. The reduction in deposits was principally due to a seasonal reduction in large denomination municipal certificates of deposit. These deposits were short-term in nature and were being used to arbitrage a portion of the company's investment portfolio. On a positive note, core demand (up $6.7 million) and savings balances (up $5.7 million) increased by 4.3% over year-end 1997 as the result of an expanded business account base. The Company also experienced decreases in purchased

                                       (8)
liabilities of $32.3 million in categories previously described. The use of purchased liabilities is seasonal in nature and is utilized as a replacement for deposit outflows and to support short-term asset expansion.

Second quarter average assets were 0.4% lower than 1997 at $714.0 million. Growth in interest-earning assets was moderate (0.9%), however, a shift in the asset mix from investment securities (average down $28.6 million or 10.8%) into loans (average up $24.1 million or 6.7% to $380.7 million), primarily commercial loans and commercial mortgages. In addition, Federal funds sold and SPUARs increased on average by $10.8 million, largely the result of municipal collateralization activity. Second quarter average deposits declined by $5.1 million or 0.8% to $616.6 million. Increases in large denomination certificates of deposit (up $13.1 million) and demand deposits (up $12.8 million or 13.0%) were offset by declines in money market and savings accounts. Average borrowed funds during the second quarter of 1998 declined $5.5 million or 14.8%, as compared to the same period in 1997. Average stockholders' equity increased by $6.6 million or 13.1% over the same period. The net result of these activities was a change in the mix of the Company's balance sheet that resulted in an 11 basis point improvement in the second quarter net interest rate spread to 4.38%, largely due to an 11 basis point decline in the Company's average cost of funds. The Company's returns on average assets and average stockholders' equity were 1.10% and 13.76% versus 1.06% and 15.14% for the quarter ended June 30, 1998 and 1997, respectively.


The Company's ability to grow its assets and earnings stems, to a large degree, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 1998, the Company continued to maintain capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $57.6 million at June 30, 1998, an increase of $6.0 million or 11.7% versus the comparable 1997 date. Excluding valuations related to SFAS No. 115 at June 30, 1998 and 1997, total stockholders' equity grew at a year to year rate of 10.4%. The following table (2-1) summarizes the Company's capital ratios as of June 30, 1998 and compares them to current regulatory guidelines and December 31 and June 30, 1997 actual results.








                                       (9)

TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-5.00%           4.00%            8.00%

Ratios as of:
    June 30, 1998         8.05%          13.48%           14.73%
    December 31, 1997     7.50%          12.55%           13.73%
    June 30, 1997         7.20%          12.78%           14.03%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to ensure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer deposits, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first half of 1998, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost demand deposit balances continued to grow during the first half of the year, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 1998, the Company had access to $47 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $16.5 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $19.4 million in securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings at quarter-end 1998.


2. Material Changes in Results of Operations - Net income for the six months ended June 30, 1998 was $3,689,000, a 2.1% improvement over the comparable 1997 period. The improvement in

                                      (10)
earnings in 1998 resulted from a 6.2% increase in net interest income and a lower provision for loan losses. Mitigating these improvements somewhat were increases in total operating expenses and a decline in other income during the first six months of 1998.

The higher level of net interest income, up $858 thousand to $14.7 million, resulted from an expanded interest-earning asset base, principally commercial loans, commercial mortgages and callable Government Agency securities, and an increase in loan fees. Loan growth, although basically flat thus far in 1998, has generally been strong during the past 12 to 24 months. Average loans outstanding were up by 6.5% during the first six months of 1998 versus the comparable 1997 period. A strong local economy and continued consolidation in the local banking market have been the driving forces behind the expansion of the Company's lending activities during the past two years. Management anticipates that products such as the Company's small business line of credit combined with focused calling efforts in targeted markets and industries will provide opportunity to expand the loan portfolio during the balance of 1998. Management anticipates average loan growth of 4% - 6% for the full year, primarily in the commercial and commercial mortgage markets.

The Company's investment portfolio increased, on average, by $17.4 million or 7.4% in 1998 versus 1997. Purchases of callable Agency securities (volume up $44.5 million) more than offset paydowns on mortgage-backed issues. Also contributing to growth in the investment portfolio was an increase in short-term tax-exempt municipal securities (up $3.2 million). Management of the Company has been an active purchaser of agency securities thus far in 1998 due to their attractive yields and their pledgeability to secure municipal deposits.
Management anticipates that purchases of local municipal issues will increase during the second half of 1998 as new relationships with school districts in Suffolk County are established.

Other income declined by 3.8% during the June 1998 Y-T-D period, mainly due to a reduction in service charges on deposits. On a positive note, fees from processing merchant credit card transactions, wire transfers, ATMs and letter of credit fees all showed year to year gains versus 1997.

During the first six months of 1998, total operating expenses increased by 11.1%, mainly due to increases in salaries and employee benefits arising from staff expansion in the lending group and product support areas along with an increases in supplementary compensation costs related to incentive compensation plans and retirement plan contributions to fund the Company's 401(k) and employee stock ownership plans. Occupancy costs rose due to additional space occupied at the Company's regional lending facility in Jericho and the impact of the Company's new branches in Suffolk county which were opened in December 1997. Equipment expenses increased by 22.9% due to an expanded personal computer network and the expansion of the branch network. In addition, other operating expenses grew due to an increase in marketing and advertising initiatives, higher costs related to external audits and exams, commercial insurance policies, credit and collection efforts and computer hardware and software maintenance. Somewhat offsetting the operating expense increases previously described was a decline in intangibles amortization expense due to the run-off of core deposit intangibles incurred in 1992 branch purchases.

                                      (11)

The Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) increased to 55.6% from 52.7% during the first half of 1997 versus a year ago. The Company's ratio of total operating expenses to average total assets was 2.44% and 2.42% during the first six months of 1998 and 1997, respectively. These ratios place the Company in the top 15% of its peer group for this efficiency measure. Management of the Company is encouraged by these ratios, however, it continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $5.5 million at June 30, 1998, an increase of $1.0 million versus December 31, 1997 and a decline of $269 thousand versus June 30, 1997. The primary reason for the increase in nonperforming assets at June 30, 1998 versus year-end 1997 was due to a $706 thousand increase in nonaccrual loans coupled with an increase in other real estate owned resulting from foreclosure proceedings on a residential property during the second quarter of 1998. Management anticipates that this property will be sold during 1998 with no material impact on the Company's financial statements. The level of restructured, accruing loans at June 30, 1998 decreased by $1.1 million when compared to year-end 1997. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. As outlined in the Company's 1997 Annual Report to Stockholders, restructured, accruing loans includes $5.0 million related to one credit which is collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until cash flows are again sufficient to support a market rate of interest. The Company is confident that a market rate of interest will again be in effect on this credit during the first quarter of 1999.

The provision for possible loan losses declined by $150 thousand (14.3%) versus the first half of 1997 due to the reduced growth rate in the loan portfolio and the improved credit quality in the loan portfolio. The allowance for possible loan losses amounted to $5.4 million or 1.41% of total loans at June 30, 1998 versus $5.2 million and 1.47%, respectively, at the comparable 1997 date. The allowance for possible loan losses as a percentage of nonaccrual loans amounted to 108.3%, 120.3% and 93.0% at June 30, 1998, December 31, 1997 and June 30,
1997, respectively. Nonperforming assets (as defined by the Company) as a percentage of total loans and other real estate owned was 1.43%, 1.18% and 1.62% at June 30, 1998, December 31, 1997 and June 30, 1997, respectively. Management of the Company has determined that the current level of the allowance for possible loan losses is adequate in relation to the risks present in the portfolio. The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are secured by collateral with a market value in excess of the carrying amounts of the individual loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.



                                       (12)

Year 2000 Compliance

The Year 2000 problem centers on the inability of certain computer systems to recognize the Year 2000. Many existing computer programs may incorrectly identify a four digit date field ending in "00" as the year 1900 rather than the year 2000. The Company, like other banks and financial services firms that rely on date-sensitive information in their calculations, may be negatively impacted by the Year 2000 problem. If computer systems are not corrected to properly identify the Year 2000, computer systems applications may fail or produce erroneous results which could impact the Company's ability to transact normal business activities. In addition, in certain instances, failure to adequately address the Year 2000 problem could adversely impact Company's suppliers, creditors and the creditworthiness of its borrowers.

The Company has had a Year 2000 (Y2K) Action Team in place since 1996 to address this problem. The Y2K Action team has completed the first two phases of the Company's Y2K project: the Awareness and Assessment phases. The renovation phase, which includes upgrading all noncompliant hardware and software, is expected to be completed during the third quarter of 1998. Upon completion of the Renovation phase, the Action team will embark on the most important phase of the project: the Validation phase. The Company is on schedule to have all critical applications tested prior to year-end 1998.

The Company has also sent out Year 2000 awareness literature to all of its deposit customers, and, in addition, Y2K questionnaires have been sent to each of the Company's commercial and municipal customers to assess their awareness of the Year 2000 problem. The Company, in certain instances, relies on outside vendors and other third party service providers to perform various services. Before proceeding with any new contracts or extensions of existing contracts, the Company will require each of these service providers to provide written proof of their Y2K compliance.

Management of the Company anticipates that all of the Company's date-sensitive hardware, software and other systems will be tested and founds to be Y2K compliant prior to year-end 1998. The Company has not developed any of its own computer programs internally nor does it employ a programming staff. All of the programs utilized by the Company have been purchased from third party vendors. The cost to identify and ensure compliance with Y2K issues has not yet been completely determined, however, it is not expected to be material to the Company's consolidated financial statement in either 1998 or 1999.


                                      (13)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          JUNE 30, 1998
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 251,279   $  15,860  $  62,570  $  47,681  $   4,964  $ 382,354
   Securities Purchased Under Agreements to Resell
     and Federal Funds Sold                                           4,000           0          0          0          0      4,000
   Securities Held to Maturity                                        5,671         342          0         98          0      6,111
   Securities  Available  for  Sale 3)                              105,929      76,839     25,902     21,106      2,368    232,144
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         366,879      93,041     88,472     68,885      7,332    624,609
   Unrealized Net Loss on Securities Available for Sale                (462)          0          0          0          0       (462)
   Cash and Due from Banks                                           21,597           0          0          0          0     21,597
   All  Other  Assets 7)                                              4,848       2,616          0          0      2,943     10,407
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 392,862   $  95,657  $  88,472  $  68,885  $  10,275  $ 656,151
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  10,879   $  10,879  $  87,036          0  $       0  $ 108,794
   Money  Fund  and  Now  Accounts 5)                                39,225       7,429     30,164          0          0     76,818
   Time  Deposits 6)                                                206,958      23,071     29,226  $     286          0    259,541
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       257,062      41,379    146,426        286          0    445,153
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 25,500      10,000          0          0          0     35,500
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   282,562      51,379    146,426        286          0    480,653
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,116         365         90          0    171,927    175,498
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 285,678   $  51,744  $ 146,516  $     286  $ 171,927  $ 656,151
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                   $  84,317   $ 125,979  $  68,025  $ 136,624  $ 143,956
         Cumulative Interest-Sensitivity Ratio 9)                     129.8%      137.7%     114.2%     128.4%     130.0%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                     12.9%       19.2%      10.4%      20.8%      21.9%

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

                                      (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES JUNE 30, 1998 VERSUS DECEMBER 31, 1997 AND JUNE 30, 1997
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            6/30/98     12/31/97     6/30/97
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $4,964       $4,258      $5,612
OTHER REAL ESTATE OWNED                         514          189         135
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $5,478       $4,447      $5,747
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $5,550 (1)   $6,696 (1)  $6,166 (1)
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $1,234       $1,590      $2,388
GROSS  LOANS  OUTSTANDING                  $382,354     $377,633    $355,120
TOTAL  STOCKHOLDERS'  EQUITY                $57,625      $54,930     $51,583

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     6/30/98     12/31/97     6/30/97
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $5,351       $5,152      $5,009
PROVISION                                       450          450         600
NET CHARGE-OFFS                                (427)        (478)       (389)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $5,374       $5,124      $5,220
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.41%        1.36%       1.47%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.30%        1.13%       1.58%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.43%        1.18%       1.62%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   108.26%      120.34%      93.01%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           45.74%       40.85%      36.85%

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


                                      (15)

                                    PART II
                                    -------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 28, 1998 to elect four directors. The proxy statement for this meeting was filed with the Securities and Exchange Commission.

PROPOSAL

Election of Directors


NOMINEE                     TERM         FOR               WITHHELD
-------                     ----         ---               --------
J. Robert Blumenthal        3 years      4,872,482         32,524
Arthur Dulik, Jr.           3 years      4,873,558         31,448
Joseph F. Munson            3 years      4,873,558         31,448
Daniel T. Rowe              3 years      4,873,558         31,448

The proposal was passed.






                                      (16)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




8/14/98                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



8/14/98                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (17)