Form 10-Q
period 1998-09-30
STATE BANCORP INC
filed 1998-11-13
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

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

As of October 31, 1998, there were 6,517,721 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 1998 and December 31, 1997
     (Unaudited)                                                              1.

Consolidated  Statements of Earnings for the Three and Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)                                  2.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
     1998 and 1997 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)                                  4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   17.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1998          1997
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $15,424,109   $26,932,820
FEDERAL FUNDS SOLD                                     27,000,000             0
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL        34,000,000    34,000,000
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS                              76,424,109    60,932,820

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $3,729,424 IN 1998 AND $10,644,882 IN 1997)         3,724,268    10,637,143
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        230,477,414   277,577,567
                                                     ------------- -------------
TOTAL SECURITIES                                      234,201,682   288,214,710

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($5,478,781 IN 1998 AND $5,123,651 IN 1997)         383,144,401   372,509,616
BANK PREMISES AND EQUIPMENT - NET                       3,432,456     3,501,031
OTHER ASSETS                                           11,568,055    12,930,760
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $708,770,703  $738,088,937
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $112,739,318  $107,639,101
  SAVINGS                                             167,550,042   179,958,856
  TIME                                                328,692,347   323,629,963
                                                     ------------- -------------
TOTAL DEPOSITS                                        608,981,707   611,227,920

FEDERAL FUNDS PURCHASED                                         0     6,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE            500,000    14,818,000
OTHER SHORT-TERM BORROWINGS                            35,000,000    47,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           4,527,590     4,112,754

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     649,009,297   683,158,674
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                0             0
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 6,578,499 SHARES IN 1998
  AND 6,503,832 SHARES IN 1997; OUTSTANDING 6,504,272
  SHARES IN 1998 AND 6,414,537 SHARES IN 1997          32,892,495    30,970,630
SURPLUS                                                24,189,758    18,457,388
RETAINED EARNINGS                                       2,926,012     6,567,744
UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE
  FOR SALE (NET OF DEFERRED INCOME TAX PROVISION (BENEFIT)
  OF $223,193 IN 1998 AND ($149,144) IN 1997)             460,052      (215,067)
UNEARNED COMPENSATION                                    (706,911)     (850,432)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             59,761,406    54,930,263
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $708,770,703  $738,088,937
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------   ---------------------------------
                                                                        THREE MONTHS                          NINE MONTHS
                                                              ---------------------------------   ---------------------------------
                                                              ---------------   ---------------   ---------------   ----------------
                                                                    1998              1997              1998              1997
                                                              ---------------   ---------------   ---------------   ----------------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $  9,178,208       $  8,655,327     $ 27,141,603      $  25,392,489
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              701,042            229,701        2,691,801          1,365,823
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               664,848            432,515        1,755,117          1,501,166
   MORTGAGE-BACKED SECURITIES                                      506,014          1,177,363        2,011,044          3,801,356
   GOVERNMENT AGENCY SECURITIES                                  2,267,091          1,817,246        6,908,746          4,943,731
   OTHER SECURITIES                                                 48,168             32,414          144,155             96,488
                                                              ------------       ------------     ------------      -------------
TOTAL INTEREST INCOME                                           13,365,371         12,344,566       40,652,466         37,101,053
                                                              ------------       ------------     ------------      -------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 3,196,241          2,600,650        9,531,181          7,298,373
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          2,973,358          2,905,656        9,182,912          9,078,924
                                                              ------------       ------------     ------------      -------------
TOTAL INTEREST EXPENSE                                           6,169,599          5,506,306       18,714,093         16,377,297
                                                              ------------       ------------     ------------      -------------
NET INTEREST INCOME                                              7,195,772          6,838,260       21,938,373         20,723,756
PROVISION FOR POSSIBLE LOAN LOSSES                                 450,000            450,000        1,350,000          1,500,000
                                                              ------------       ------------     ------------      -------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        6,745,772          6,388,260       20,588,373         19,223,756
                                                              ------------       ------------     ------------      -------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                302,833            291,865          862,590            916,999
NET SECURITY LOSSES                                                (13,877)           (30,457)         (58,100)           (84,794)
OTHER OPERATING INCOME                                              84,517            102,994          327,859            321,167
                                                              ------------       ------------     ------------      -------------
TOTAL OTHER INCOME                                                 373,473            364,402        1,132,349          1,153,372
                                                              ------------       ------------     ------------      -------------
INCOME BEFORE OPERATING EXPENSES                                 7,119,245          6,752,662       21,720,722         20,377,128
                                                              ------------       ------------     ------------      -------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         2,737,565          2,476,272        8,226,343          7,273,846
OCCUPANCY                                                          444,951            382,062        1,287,629          1,116,406
EQUIPMENT                                                          166,836            149,751          519,421            436,539
MARKETING AND ADVERTISING                                          119,000             99,000          347,000            297,000
DEPOSIT  ASSESSMENT  FEES                                           35,389             32,885          108,461             96,703
AMORTIZATION  OF  INTANGIBLES                                        9,034            124,184           74,520            426,757
OTHER  OPERATING  EXPENSES                                         934,238            971,784        2,830,588          2,641,118
                                                              ------------       ------------     ------------       ------------
TOTAL OPERATING EXPENSES                                         4,447,013          4,235,938       13,393,962         12,288,369
                                                              ------------       ------------     ------------       ------------
INCOME BEFORE INCOME TAXES                                       2,672,232          2,516,724        8,326,760          8,088,759
PROVISION FOR INCOME TAXES                                         880,068            894,449        2,845,541          2,852,968
------------------------------------------------              ------------       ------------     ------------       ------------
NET INCOME                                                    $  1,792,164       $  1,622,275     $  5,481,219       $  5,235,791
------------------------------------------------              ------------       ------------     ------------       ------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.28       $       0.25     $       0.85       $       0.82
------------------------------------------------              ------------       ------------     ------------       ------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.27       $       0.25     $       0.84       $       0.82
------------------------------------------------              ------------       ------------     ------------       ------------
------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,498,360          6,387,215        6,467,243          6,361,745
------------------------------------------------              ------------       ------------     ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------  ------------
OPERATING ACTIVITIES:                                     1998          1997
----------------------------------------------------  -----------  ------------
  NET INCOME                                           $5,481,219   $5,235,791
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                  1,350,000    1,500,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             494,254      399,810
    AMORTIZATION OF INTANGIBLES                            74,520      426,757
    AMORTIZATION OF NET PREMIUM ON SECURITIES             769,145    1,142,529
    AMORTIZATION OF UNEARNED COMPENSATION                 315,748      210,544
    NET SECURITY LOSSES                                    58,100       84,794
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")            0      (56,680)
    DECREASE (INCREASE) IN OTHER ASSETS                 1,240,849   (1,823,923)
    INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER LIABILITIES                              366,657      314,745
                                                     ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              10,150,492    7,434,367
                                                     ------------  ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                       13,441,950   31,558,512
  PURCHASES OF SECURITIES HELD TO MATURITY             (6,531,200)  (7,707,701)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                         360,615,464  162,741,639
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                         238,408,002  101,759,853
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (551,700,977)(341,274,880)
  INCREASE IN LOANS - NET                             (12,309,785) (20,225,447)
  PROCEEDS FROM SALE OF OREO                                    0    1,083,343
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (425,678)    (732,336)
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    41,497,776  (72,797,017)
                                                     ------------  ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS              (7,308,597) (37,810,916)
  INCREASE IN TIME DEPOSITS                             5,062,384   82,598,583
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED       (6,000,000)  10,900,000
  DECREASE IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                         (14,318,000) (22,133,000)
  (DECREASE) INCREASE IN OTHER SHORT-TERM
     BORROWINGS                                       (12,000,000)   9,000,000
  CASH DIVIDENDS PAID                                  (2,515,802)  (1,809,421)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    669,088      587,045
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   253,948       50,152
                                                     ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (36,156,979)  41,382,443
                                                     ------------  ------------
-----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   15,491,289  (23,980,207)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  60,932,820   64,676,593
-----------------------------------------------------
----------------------------------------------------- -----------  ------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30              $76,424,109  $40,696,386
----------------------------------------------------- -----------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                    $18,578,316  $16,332,717
     INCOME TAXES PAID                                 $3,518,592   $3,298,779
     TRANSFERS FROM LOANS TO OREO                        $325,000           $0
     ADJUSTMENT TO UNREALIZED NET GAIN (LOSS) ON SECURITIES
        AVAILABLE FOR SALE                             $1,047,456   $1,046,021
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $778,704     $730,997
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

--------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------
                                                                                        UNREALIZED
                                                                                        NET (LOSS)
                                                                                         GAIN ON
                                                                                        SECURITIES       UNEARNED
                                            COMMON                        RETAINED       AVAILABLE        COMPEN-
                                             STOCK        SURPLUS         EARNINGS       FOR SALE         SATION            TOTAL
                                             -----        -------         --------       --------         ------            -----
BALANCE,  JANUARY 1, 1998               $ 30,970,630   $ 18,457,388    $  6,567,744    ($   215,067)   ($   850,432)   $54,930,263

NET INCOME                                                                5,481,219                                      5,481,219

CASH DIVIDEND
   ($0.40 PER SHARE)                                                     (2,563,979)                                    (2,563,979)

5% STOCK DIVIDEND (312,332 SHARES
   AT MARKET VALUE)                        1,561,660      4,997,312      (6,558,972)                                             0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (31,102 SHARES
  AT 95% OF MARKET VALUE)                    155,510        513,578                                                        669,088

STOCK OPTIONS EXERCISED                      204,695         49,253                                                        253,948

AMORTIZATION OF UNEARNED
   COMPENSATION                                             172,227                                         143,521        315,748

CHANGE IN UNREALIZED NET GAIN
   ON SECURITIES AVAILABLE FOR SALE                                                         675,119                        675,119
------------------------------------    ------------   ------------    ------------    ------------    ------------   ------------
BALANCE,  SEPTEMBER 30, 1998            $ 32,892,495   $ 24,189,758    $  2,926,012     $   460,052    ($   706,911)   $59,761,406
------------------------------------    ------------   ------------    ------------    ------------    ------------   ------------


BALANCE,  JANUARY 1, 1997               $ 25,505,240   $ 22,915,331    $  2,130,980    ($   936,100)   ($ 1,045,980)   $48,569,471

NET INCOME                                                                5,235,791                                      5,235,791

CASH DIVIDEND
  ($0.30 PER SHARE)                                                      (1,940,292)                                    (1,940,292)

6 FOR 5 STOCK SPLIT (1,026,672
  SHARES AT $5.00 PAR VALUE)               5,133,360     (5,133,360)                                                             0

SHARES ISSUED UNDER DIVIDEND
  REINVESTMENT PLAN (43,207 SHARES
  AT 95% OF MARKET VALUE)                    216,035        371,010                                                        587,045

STOCK OPTIONS EXERCISED                       39,390         10,762                                                         50,152

AMORTIZATON OF UNEARNED
   COMPENSATION                                              66,618                                         143,926        210,544

CHANGE IN UNREALIZED NET LOSS
   ON SECURITIES AVAILABLE FOR SALE                                                         617,675                        617,675
------------------------------------    ------------   ------------    ------------    -------------    ------------ -------------
BALANCE,  SEPTEMBER 30, 1997            $ 30,894,025   $ 18,230,361    $  5,426,479    ($   318,425)    ($  902,054)   $53,330,386
------------------------------------    ------------   ------------    ------------    -------------    ------------ -------------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------



In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 1998 and December 31, 1997, its consolidated earnings for the nine months ended September 30, 1998 and 1997 and cash flows and changes in stockholders' equity for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 1998.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 126,000 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 1998, 51,773 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the nine month periods ended September 30, 1998 and 1997 amounted to $6,183,577 and $5,903,537, respectively.

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



                                    (5)

For the Nine Months Ended September 30,               1998                1997
---------------------------------------               ----                ----
Net income                                        $5,481,219        $5,235,791
Average dilutive stock options outstanding           153,321           158,908
Average exercise price per share                      $11.03             $8.17
Average market price -  diluted basis                 $27.43            $16.05
Average common shares outstanding                  6,467,243         6,361,745
Increase in shares due to exercise of options -
diluted basis                                         43,035            30,319
                                                   ---------         ---------
Adjusted common shares outstanding -  diluted      6,510,278         6,392,064
                                                   =========         =========
Net income per share-basic                             $0.85             $0.82
                                                   =========         =========
Net income per share-diluted                           $0.84             $0.82
                                                   =========         =========



UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

Securities available for sale are stated at estimated fair value, and unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity until realized. Securities held to maturity are stated at amortized cost. Management designates each security, at the time of purchase, as either available for sale or held to maturity depending upon investment objectives, liquidity needs and intent.


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of $1,146,158 and $953,106 was established for $7,992,004 and $9,085,357 of the total impaired loans at September 30, 1998 and December 31, 1997, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $8,606,863 for the quarter ended September 30, 1998 and $9,575,104 for the year ended December 31, 1997. Total impaired loans amounted to $8,305,561 at September 30, 1998 and $9,085,357 at December 31, 1997. At September 30, 1998, the aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $5,529,049 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $2,776,512. Total interest income recognized for impaired, nonaccrual and restructured loans was $8,106 and $125,606 for the three months ended September 30, 1998 and 1997, respectively, and $197,432 and $302,284 for the nine months ended September 30, 1998 and 1997, respectively.






                                    (6)

Activity in the allowance for possible loan losses for the nine months ended September 30, 1998 and 1997 is as follows:
                                                  1998              1997
                                                  ----              ----
Balance, January 1                             $5,123,651       $5,008,965
Provision charged to income                     1,350,000        1,500,000
Charge-offs, net of recoveries of
$316,745 in 1998 and $109,357 in 1997            (994,870)      (1,357,194)
                                               ----------       ----------
Balance, September 30                          $5,478,781       $5,151,771
                                               ==========       ==========

                                    (7)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

1. Material Changes in Financial Condition - As of September 30, 1998, total assets of the Company amounted to $708.8 million, a decline of $29.3 million or 4.0% when compared to December 31, 1997. A lower level of investment securities (down $54.0 million), in both the available for sale and held to maturity classifications, accounted for the decline in total assets. Somewhat offsetting the contraction in the investment portfolio were increases in loans (up $11.0 million) and Federal funds sold (up $27.0 million). The decrease in holdings of available for sale securities resulted from principal paydowns and maturities in the mortgage-backed portfolio (down $24.2 million) along with a decline in short-term municipal holdings (down $32.2 million) primarily due to sales of short-term bond and tax anticipation notes. The decline in total assets resulted in a reduced dependence on short-term borrowings at the end of the third quarter. Reductions in Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings amounted to $32.3 million while total deposits declined by $2.2 million or 0.4%. The deposit reduction was due to a lower level of savings deposits (down $12.4 million), largely municipal money fund balances. The savings shortfall was partially offset by increases in both demand deposits, primarily business and municipal accounts, and large denomination time CDs. The Company's third quarter net interest rate spread was 4.10% in 1998 versus 4.43% a year ago. The net interest spread for the first nine months of 1998 was 4.13%, lagging the prior year period by 25 basis points. This narrowing of the spread was largely the result of nominal growth in the Company's loan portfolio thus far in 1998 coupled with accelerated paydowns in the mortgage-backed securities portfolio which were reinvested at rates well below 1997 levels.

The Company's loan portfolio increased by 2.9% during the September 1998 Year-to-date period. The loss of several large credits due to the acquisition of several of the Company's customers coupled with normal principal amortization and clean-up activity were the primary forces accounting for the slow rate of growth in the loan portfolio thus far in 1998. Management anticipates that the loan portfolio will expand at a somewhat faster rate during the last quarter of the year resulting in a year to year growth rate of approximately 6% - 7% based on current market and interest rate conditions. At this point in the economic cycle, management of the Company feels that, more than ever, it is prudent to carefully evaluate all requests for credit. Management of the Company has always let growth targets take a back seat to the need for high credit quality. As such, the Company has substantial collateral support for its existing loans outstanding and it is not a competitor in either the subprime or high loan-to-value markets. Depending upon the Company's mix of deposits during the fourth quarter of 1998 and the very real likelihood of further interest rate reductions by the Federal Reserve Open Market Committee, further compression of the Company's net interest rate spread during the last three months of the year is a distinct possibility due to its near term asset-sensitive position.

Total deposits declined by $2.2 million to $609.0 million when compared to year-end 1997. The small decline in total deposits was primarily due to a reduction in savings balances, mainly municipal money fund accounts which are seasonal in nature. Largely offsetting this decline was

                                       (8)
growth in business demand and savings deposits. Total demand deposits (up $5.1 million) have continued to show excellent growth as average balances have grown by 13.9% thus far in 1998 following increases of 13.1% and 26.0% in 1997 and 1996, respectively. Time deposits (up $5.1 million) increased by only 1.6% over year-end 1997 as the result of an expanded level of large denomination business certificates of deposit. The decrease in purchased liabilities of $32.3 million resulted from a reduced dependence on securities sold under agreements to repurchase and Federal Home loan Bank advances. The use of purchased liabilities is seasonal in nature and is utilized as a replacement for deposit outflows and to support short-term asset expansion.

Average total assets increased by 13.8% to $725.7 million during the third quarter of 1998 versus the comparable 1997 period. Growth in interest-earning assets totaled 14.6%, including investment securities up $30.5 million (13.2%) and loans up $24.3 million (6.8%). The growth in the investment portfolio was concentrated in the tax-exempt municipal sector and in callable Government Agency paper. Much of the municipal paper purchased during the third quarter of 1998 was sold prior to the end of the quarter as part of the previously mentioned balance sheet restructuring. The increase in loans outstanding took place in the commercial and commercial mortgage categories, mainly prime- based advances. In addition, Federal funds sold and securities purchased under agreements to resell increased on average by $34.0 million, largely the result of municipal collateralization activity. Third quarter average deposits grew by $79.0 million or 14.4% to $627.1 million. Increases in core deposits (demand, NOW, savings and money fund accounts - up $30.9 million or 11.2%) and large denomination certificates of deposit accounted for the growth in third quarter deposits. Average borrowed funds advanced by 6.5% in 1998, as compared to the same period in 1997. Average stockholders' equity increased by $6.1 million or 11.6% over the same period. The net result of these activities along with the interest rate compression experienced during 1998 produced a 33 basis point narrowing of the third quarter net interest rate spread to 4.10%. The Company's average rate earned on its interest-earning assets declined by 42 basis points while the average rate paid on supporting funds declined by only 9 basis points. The Company's returns on average assets and average stockholders' equity were 0.98% and 12.13% versus 1.01% and 12.25% for the quarters ended September 30, 1998 and 1997, respectively.


The Company's ability to grow its assets and earnings stems, to a large degree, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 1998, the Company continued to maintain capital adequacy ratios significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $59.8 million at September 30, 1998, an increase of $6.4 million or 12.1% versus the comparable 1997 date. Excluding valuations related to SFAS No. 115 at September 30, 1998 and 1997, total stockholders' equity grew at a year to year rate of 10.5%. The following table (2-1) summarizes the

                                       (9)

Company's capital ratios as of September 30, 1998 and compares them to current regulatory guidelines and December 31 and September 30, 1997 actual results.


TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-5.00%           4.00%            8.00%

Ratios as of:
    September 30, 1998    8.13%          13.29%           14.53%
    December 31, 1997     7.50%          12.55%           13.73%
    September 30, 1997    8.32%          12.67%           13.91%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to ensure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer deposits, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first nine months of 1998, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, core deposit balances grew strongly during the first three quarters of the year, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 1998, the Company had access to $47 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $16.5 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $7.9 million in securities available to be pledged to secure repurchase agreements or Federal Reserve Discount Window borrowings at quarter-end 1998.

                                      (10)

2. Material Changes in Results of Operations - Net income for the nine months ended September 30, 1998 was $5,481,000, a 4.7% improvement over the comparable 1997 period. The improvement in earnings in 1998 resulted from a 5.9% increase in net interest income coupled with a lower provision for loan losses. Mitigating these improvements somewhat were increases in total operating expenses and a decline in other income during the first nine months of 1998.

The higher level of net interest income, up $1.2 million to $21.9 million, resulted from an expanded interest-earning asset base, principally commercial loans, commercial mortgages, callable Government Agency and municipal securities and SPUARs, along with growth in loan fees. Loan growth improved during the third quarter of 1998 resulting in an increase in average loans outstanding of 6.6% during the first nine months of 1998 versus the comparable 1997 period. Strong local economic trends and continued consolidation in the local banking market have been the driving forces behind the expansion of the Company's recent lending activities. Management anticipates that products such as the Company's small business line of credit and the home equity product "Prime for Life," promoted through focused calling efforts in targeted markets and industries will provide ample opportunity to expand the loan portfolio during the last three months of 1998. Management anticipates average loan growth of approximately 6% - 7% for the full year, primarily in the commercial, commercial mortgage and installment loan areas.

The Company's investment portfolio increased, on average, by $21.8 million or 9.4% in 1998 versus 1997. Purchases of callable Agency securities (volume up $40.6 million) and local tax-exempt municipal paper (up $12.6 million) more than offset paydowns on mortgage-backed issues. Management of the Company continues to be an active purchaser of agency securities both in New York and in its Delaware subsidiary, SB Portfolio Management Corp. Their competitive yields and pledgeability to secure municipal deposits make Agency issues a viable investment option in the current interest rate environment. Management anticipates that the average volume of local municipal issues will decline during the last quarter of 1998 as the result of a seasonal slowdown in new issues.

Other income decreased by 1.8% during the first nine months of 1998, mainly due to reductions in service charges on deposits and overdraft fees and a lower level of annuity commission income. Partially offsetting these lower fees were increases in letter of credit fees, merchant credit card transaction income, wire transfers and ATM processing fees versus 1997.

Total operating expenses advanced by 9.0% during the first three quarters of 1998, mainly due to increases in salaries and employee benefits arising from staff expansion in various operating groups, in particular the commercial lending function and product support areas, along with an increase in supplementary compensation costs related to incentive compensation plans and retirement plan contributions to fund the Company's 401(k) and employee stock ownership plans. Occupancy costs rose due to additional space occupied at the Company's lending facility in Jericho and the impact of the Company's new branches in Suffolk county which were opened in December 1997. Utility and equipment expenses increased by 19.2% and 18.9%, respectively, due to expansion of the branch

                                      (11)
network coupled with an expanded personal computer network. Other operating expenses were essentially flat on a year over year basis. Marketing and advertising expenditures, costs related to credit and collection efforts, stationery and supplies and equipment depreciation all exceeded comparable 1997 levels. Offsetting the operating expense increases previously described was a decline in intangibles amortization expense due to the run-off of core deposit intangibles incurred in 1992 branch purchases, along with reductions in messenger and delivery costs and commercial insurance premiums due to the use of multi-year contracts.

The Company's operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) increased to 55.8% from 54.0% during the first nine months of 1998 versus a year ago. The Company's ratio of total operating expenses to average total assets was 2.44% and 2.49% during the first nine months of 1998 and 1997, respectively. These ratios continue to place the Company in the top 15% of its peer group for this efficiency measure. Management of the Company is encouraged by these ratios, however, it continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $5.1 million at September 30, 1998, representing increases of $689 thousand and $232 thousand versus December 31, 1997 and September 30, 1997, respectively. The increase in nonperforming assets at September 30, 1998 versus each comparison period was largely due to an increase in other real estate owned resulting from 1998 foreclosure proceedings on two residential properties. Management anticipates that each of these properties will be sold during the fourth quarter of 1998 or early 1999 with no material impact on the Company's financial statements. The level of restructured, accruing loans at September 30, 1998 decreased by $1.1 million when compared to year-end 1997. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. As outlined in the Company's 1997 Annual Report to Stockholders, restructured,
accruing   loans   include  $5.0  million   related  to  one  credit  which  is
collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until cash flows are again sufficient to support a market rate of interest. The Company is confident that a market rate of interest will again be in effect on this credit during the first half of 1999.

The provision for possible loan losses declined by $150 thousand (10.0%) when compared to the first nine months of 1997 due to the reduced growth rate of, and the improved credit quality in, the loan portfolio. The allowance for possible loan losses amounted to $5.5 million or 1.41% of total loans at September 30, 1998 versus $5.2 million and 1.38%, respectively, at the comparable 1997 date. The allowance for possible loan losses as a percentage of nonaccrual loans amounted to 118.5%, 120.3% and 105.1% at September 30, 1998, December 31, 1997
and September 30, 1997, respectively. Nonperforming assets (as defined by the Company) as a percentage of total loans and other real estate owned was 1.32%, 1.18% and 1.32% at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. Management of the Company believes that the current



                                       (12)
level of the allowance for possible loan losses is adequate in relation to the risks present in the portfolio. The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are secured by collateral with a market value in excess of the carrying amounts of the individual loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

Year 2000 Compliance

The Year 2000 ("Y2K") problem centers on the inability of certain computer systems to recognize the Year 2000. Many existing computer programs may incorrectly identify a four digit date field ending in "00" as the year 1900 rather than the year 2000. The Company, like other banks and financial services firms that rely on date-sensitive information in their calculations, may be negatively impacted by the Y2K problem. If computer systems are not corrected to properly identify the Year 2000, computer systems applications may fail or produce erroneous results which could impact the Company's ability to transact normal business activities. In addition, in certain instances, failure to adequately address the Y2K problem could adversely impact Company's suppliers, creditors and the creditworthiness of its borrowers.

The Company's Y2K Action Team was formed in 1996 to address this problem. The Y2K Action Team has completed the first two phases of the Company's Y2K project: the Awareness and Assessment phases. The renovation phase, which includes upgrading all noncompliant hardware and software, is expected to be completed during the fourth quarter of 1998. The Company has already replaced and/or upgraded several internal systems. Upon completion of the Renovation phase, the Action team will embark on the most important phase of the project: the Validation phase. The Company is on schedule to have all critical applications tested prior to year-end 1998.

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

Management of the Company anticipates that all of the Company's date-sensitive hardware, software and other systems will be tested and founds to be Y2K compliant prior to year-end 1998. The Company has not developed any of its own computer programs internally nor does it employ a programming staff. All of the software related to its major application systems has been purchased from third party vendors. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Y2K programs underway and a majority of these vendors have certified that their products are Y2K compliant. As part of its assessment procedures, the Company assessed the action plans of each major outside vendor.


                                      (13)

However, there can be no guarantee that the software of other companies, on which the Company's systems rely, will be timely converted or that failure to properly convert by another company would not have a material adverse effect on the Company. The Company presently believes that, with continued modifications to existing software and conversions to new software, the Y2K problems will be mitigated without causing a material adverse effect upon the operations of the Company and that its internal systems and equipment will be Y2K compliant in a timely manner.

In the event that system failures occur related to the Y2K problem, the Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available throught the current vendor. The contingency plan also addresses a temporary disruption of electric or communication services.

Monitoring and managing the Y2K Project will result in additional direct and indirect costs to the Company. Direct charges include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Y2K compliance, training, and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of the time devoted by employees in monitoring software vendor progress, testing enhanced software products and implementing any contingency plans. The Company estimates that the total costs related to the Y2K problem are $225,000, of which $80,000 is primarily related to the costs to enhance or replace software and hardware problems. The balance is not likely to be incremental costs, but rather will represent the redeployment of existing resources. Two of the Company's other information technology projects, document and check imaging and personal computer banking, have been delayed due to the implementation of the Y2K project. Both direct and indirect costs of addressing the Y2K Problem will be charged to earnings as incurred. To date, $80,000 of the total estimated costs associated with the Y2K problem have been expended. Funds are provided by operations and are included in existing operating budgets.

The preceding Y2K issue discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used is the Y2K discussion, the words "believes", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve a number of risks and uncertainties. The anticipated impact and costs of the Y2K project, as well as the date on which the Company expects to complete the remediation and testing phases and the contingency plan of its Y2K the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.
Differences include, but are not limited to, the availability of qualified personnel and other information technology; the ability to identify and remediate all date sensitive lines of computer code or to replace computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. Based on its current estimates and information currently available, costs associated to ensure compliance with Y2K issues are not expected to have a material adverse effect on the Company's consolidated financial statements in either 1998 or 1999.

                                                       (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          SEPTEMBER 30, 1998
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 247,120   $  19,825  $  63,702  $  53,354  $   4,622  $ 388,623
   Securities Purchased Under Agreements to Resell
     and Federal Funds Sold                                          61,000           0          0          0          0     61,000
   Securities Held to Maturity                                        1,547       2,079          0         98          0      3,724
   Securities  Available  for  Sale 3)                               92,951      92,686     40,841        949      2,368    229,795
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         402,618     114,590    104,543     54,401      6,990    683,142
   Unrealized Net Gain on Securities Available for Sale                 683           0          0          0          0        683
   Cash and Due from Banks                                           15,424           0          0          0          0     15,424
   All  Other  Assets 7)                                              4,015       2,951          0          0      2,556      9,522
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 422,740   $ 117,541  $ 104,543  $  54,401  $   9,546  $ 708,771
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  10,991   $  10,991  $  87,923          0  $       0  $ 109,905
   Money  Fund  and  Now  Accounts 5)                                22,800       6,885     27,960          0          0     57,645
   Time  Deposits 6)                                                280,838      17,997     29,371  $     486          0    328,692
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       314,629      35,873    145,254        486          0    496,242
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 35,500           0          0          0          0     35,500
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   350,129      35,873    145,254        486          0    531,742
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,984         448         96          0    172,501    177,029
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 354,113   $  36,321  $ 145,350  $     486  $ 172,501  $ 708,771
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                   $  52,489   $ 131,206  $  90,495  $ 144,410  $ 151,400
         Cumulative Interest-Sensitivity Ratio 9)                     115.0%      134.0%     117.0%     127.2%     128.5%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                      7.4%       18.5%      12.8%      20.4%      21.4%

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

                                      (15)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES SEPTEMBER 30, 1998 VERSUS DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            9/30/98     12/31/97     9/30/97
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $4,622       $4,258      $4,904
OTHER REAL ESTATE OWNED                         514          189           0
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $5,136       $4,447      $4,904
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $5,548 (1)   $6,696 (1)  $6,220 (1)
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                          $545       $1,590      $1,743
GROSS  LOANS  OUTSTANDING                  $388,623     $377,633    $372,251
TOTAL  STOCKHOLDERS'  EQUITY                $59,761      $54,930     $53,330

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     9/30/98     12/31/97     9/30/97
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $5,374       $5,152      $5,220
PROVISION                                       450          450         450
NET CHARGE-OFFS                                (345)        (478)       (518)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $5,479       $5,124      $5,152
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.41%        1.36%       1.38%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.19%        1.13%       1.32%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.32%        1.18%       1.32%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   118.54%      120.34%     105.06%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           51.13%       40.85%      40.04%

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



                               STATE BANCORP, INC.




11/13/98                                        s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



11/13/98                                        s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (17)