Form 10-K
period 1998-12-31
STATE BANCORP INC
filed 1999-03-31
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998
                           Commission File No. 0-14874


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

                         Common Stock ($5.00 par value)
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                  Yes [X]   No [ ]

As of March 19, 1999, there were 6,596,471 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $118,736,000 based upon the last trade per share known to Management.

                               STATE BANCORP, INC.
                                    Form 10-K

                                      INDEX

                                     PART I                             Page
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

                  Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

         (1) The Annual Report to Stockholders for the year ended December 31, 1998. Referenced in Parts I and II of the December 31, 1998 Annual Report on Form 10-K, Items 1, 5, 6, 7 and 8.

         (2)      The 1999 Proxy Statement,  dated March 25, 1999. Referenced in
                  Part III of the December 31, 1998 Annual Report on Form 10-K, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

General

Incorporated herein by reference is the Company's 1998 Annual Report to Stockholders. A discussion on the organization and nature of operations may be found on page 14.

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

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located substantially in the eastern end of Queens County, Nassau County and the western end of Suffolk County. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages, letters of credit and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products, a consumer debit card with membership in a national ATM network and, through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank currently has ATMs at five of its nine branch locations. The Bank also offers its retail customers the ability to verify their account balances, effect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system. Commercial customers can also access this same system or they may utilize Business Direct Access (BDA), the Company's real-time cash management system. Through BDA, business and municipal customers can perform all of the foregoing transactions as well as initiate wire transfers, ACH payments and stop payment orders from a personal computer.

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

In 1979, the Bank established New Hyde Park Leasing Corporation to lease various types of commercial equipment. During 1994, the Bank established SB ORE Corp. to hold foreclosed property acquired in connection with extensions of credit. In 1998, the Bank established SB Portfolio Management Corp. and SB Financial Services Corp. SB Portfolio Management Corp. provides investment management services to the Bank while SB Financial Services Corp. provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Bank and each of its subsidiaries. SB Portfolio Management Corp. and SB Financial Services Corp. are each based in Wilmington, Delaware. Total operating income and income before income taxes of these subsidiaries are less than ten percent of the respective amounts for the consolidated entity.

Compliance with provisions regulating environmental controls will have no effect upon the capital expenditures, earnings or competitive position of the Company.

The Company employed 202 full-time and part-time officers and employees as of December 31, 1998.

Statistical Information
-----------------------

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 1998 Annual Report to stockholders. The Company's statistical information may be found on pages 38 - 44.

ITEM 2.  PROPERTIES

The main office of the Company is located at the Bank's main branch at 699 Hillside Avenue, New Hyde Park, N.Y. The lease on the land used by the Bank expires on March 27, 2009 and contains an option to renew for an additional ten-year period.

The Bank's lending division is located at Two Jericho Plaza, Jericho, N.Y. This lease expires on March 31, 2007.

The Bank operates full service branches at 501 North Broadway, Jericho, N.Y.; 2 Lincoln Avenue, Rockville Centre, N.Y.; 580 East Jericho Turnpike, Huntington, N.Y.; 740 Veterans Memorial Highway, Hauppauge, N.Y.; 339 Nassau Boulevard, Garden City South, N.Y., 135 South Street, Oyster Bay, N.Y., 4250 Veterans Memorial highway, Holbrook, N.Y. and 27 Smith Street, Farmingdale, N.Y. The Jericho lease expires on October 31, 2011 and contains a twelve-year renewal option. The Rockville Centre lease expires on May 31, 2000 and has no renewal options. The Huntington lease expires on December 31, 2003 and has one five-year renewal option. The Bank's operations center is also located in the Huntington facility. The Hauppauge lease expires June 30, 2005 and contains two ten-year renewal options. The Holbrook lease expires on October 31, 2002 and contains two five-year renewal options. The Farmingdale lease also expires on October 31, 2002 and it has three five-year renewal options. The Garden City South and Oyster Bay facilities are owned by the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    (a) Incorporated herein by reference is the Company's 1998 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 44 thereof.

    (b) At December 31, 1998, the approximate number of equity stockholders were as follows:

              (1)                                                  (2)
         Title of Class                                 Number of Record Holders
         --------------                                 ------------------------
         Common Stock                                             1,325

   (c) Annual cash dividends of 52, 42, and 35 cents per share, restated to give retroactive effect to stock dividends and splits, were paid in 1998, 1997, and 1996, respectively. The Company paid a 5% stock dividend in 1998, declared a six for five stock split in 1997 and paid a stock dividend of 8% in 1996. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    (a) Incorporated herein by reference is the Company's 1998 Annual Report to Stockholders. The Company's five year summary of operations may be found on page 44.


    (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    (a) Incorporated herein by reference is the Company's 1998 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 25 - 37.

    (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

    (c)  As  of  December  31,  1998,   the  Company  had  no  material
         commitments for capital expenditures.

ITEM 8. CONSOLIDATED  FINANCIAL  STATEMENTS AND SUPPLEMENTARY  DATA

Incorporated herein by reference is the Company's 1998 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 10. Reference again is made to State Bancorp, Inc.'s 1998 Annual Report to Stockholders for the Company's audited Statements of Consolidated Earnings, Cash Flows and Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 1998. These items may be found on pages 11 - 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Incorporated herein by reference is the Company's 1999 Proxy Statement, dated March 25, 1999. The identification of the directors of the Company may be found on pages 11 - 12.

     (b) Incorporated herein by reference is the Company's 1999 Proxy Statement, dated March 25, 1999. The identification of the executive officers of the Company may be found under "Principal Officers" on page 2.

         There exists no family relationships between any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 1999 Proxy Statement, dated March 25, 1999. Management remuneration may be found on page 3.

ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

Incorporated herein by reference is the Company's 1999 Proxy Statement, dated March 25, 1999. Security ownership of certain beneficial owners and management may be found on page 14.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference is the Company's 1999 Proxy Statement, dated March 25, 1999. Certain relationships and related transactions may be found on page 10.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements
         Included in the 1998 Annual Report to Stockholders of State Bancorp, Inc. and enclosed herewith, are the following financial statements and notes thereon:

         -   Consolidated Balance Sheets as of December 31, 1998 and 1997.

         - Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

         - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements
         -   Summary of Significant Accounting and Reporting Policies (1)
         -   Securities Held to Maturity and Securities Available for Sale (2)
         -   Loans - Net (3)
         -   Bank Premises and Equipment - Net (4)
         -   Other Assets (5)
         -   Lines of Credit and Borrowed Funds (6)
         -   Income Taxes (7)
         -   Incentive Stock Option Plans (8)
         -   Employee Benefit Plans (9)
         -   Commitments and Contingent Liabilities (10)
         -   State Bancorp, Inc. (Parent Company Only) (11)
         -   Financial Instruments with Off-Balance Sheet Risk (12)
         -   Disclosures About Fair Value of Financial Instruments (13)
         -   Regulatory Matters (14)

         Independent Auditors' Report

         Schedules are omitted because they are not applicable or because required information is shown in the consolidated financial statements or the notes thereto.

     (b) A report on Form 8-K was filed on December 30, 1998 which indicated that the Company's Board of Directors authorized an increase in it stock repurchase program under which the Company may buy back up to 200,000 shares of its common stock. This amount represents approximately three percent of the company's current shares outstanding. The Board had previouly authorized the repurchase of up to 50,000 shares at its February 1998 meeting.

     (c) Exhibits

Exhibit
No.      Item                             Method of Filing
---      ----                             ----------------
(3)      Articles of incorporation
         and By-Laws

         a) Articles of                   Incorporated by reference from exhibit
            incorporation                 B to the Company's Registration
                                          Statement on Form S-4, file No.
                                          33-2958, Filed February 3, 1986.


         b) By-Laws,  as  amended         Incorporated by reference from Exhibit
                                          3b to the Company's December 31, 1997
                                          Form 10-K.

(4)      Instruments defining the         Pages 22-28 of the above referenced
         rights of security holders       Registration Statement.


(10)     Material contracts


         a) Deferred compensation         Incorporated by reference from exhibit
            plan                          10b to the Company's December 31, 1986
                                          Form 10-K.



         b) (i) Directors'                Incorporated by reference from exhibit
             incentive retirement         10c to the Company's December 31, 1986
             plan                         Form 10-K.




         b) (ii) Agreements of            Incorporated by reference from exhibit
             participants                 10b (ii) to the Company's December 31,
             surrendering their           1992 Form 10-K.
             rights under the
             directors' incentive
             retirement plan.



         b) (iii) Agreements of           Incorporated by reference from exhibit
             participants modifying       10b(iii) to the Company's December 31,
             agreements described in      1995 Form 10-K.
             item b) (ii)


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

         e) (i) Change of control         Incorporated by reference from exhibit
             agreement no. 1              10e to the Company's  December 31,
                                          1997 Form 10-K.

         e) (ii) Change of control        Incorporated by reference from exhibit
             agreement no. 2              10e to the Company's  December 31,
                                          1997 Form 10-K.

        e) (iii) Change of control        Incorporated by reference from exhibit
            agreement no. 3               10e to the Company's  December 31,
                                          1997 Form 10-K.

        e) (v) Change of control          Incorporated by reference from exhibit
            agreement no. 5               10e to the Company's  December 31,
                                          1997 Form 10-K.

        f) State Bank of Long             Incorporated by reference from exhibit
           Island 401k retirement         10g to the Company's  December 31,
           plan and trust                 1987 Form 10-K.


        g) State Bancorp, Inc.            Incorporated by reference from exhibit
           employee stock                 10g to the Company's  December 31,
           ownership plan                 1987 Form 10-K.


        h) Deferred compensation          Incorporated by reference from exhibit
           agreement                      10h to the Company's  December 31,
                                          1995 Form 10-K.


        i) 1999 Incentive Stock           Filed herein.
           Option Plan.

(13)     Annual report to                 Filed herein.
         stockholders

(23)     Independent Auditors'            Filed herein.
         Consent

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.
                                                   STATE BANCORP, INC.


                                   By:      s/Thomas F. Goldrick, Jr., Chairman
                                            -----------------------------------
                                             Thomas F. Goldrick, Jr., Chairman

                                   Date:                March 22, 1999
                                            -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

s/Thomas F. Goldrick, Jr.    Chairman of the Board                   3/22/99
-------------------------    (Principal Executive Officer)           -------
Thomas F. Goldrick, Jr.

s/Daniel T. Rowe             President                               3/22/99
----------------                                                     -------
Daniel T. Rowe

s/Richard W. Merzbacher      Vice Chairman                           3/22/99
-----------------------                                              -------
Richard W. Merzbacher

s/Brian K. Finneran          Secretary                               3/22/99
-------------------          (Principal Financial Officer)           -------
Brian K. Finneran

s/Gary Holman                Vice Chairman of the Board              3/22/99
-------------                                                        -------
Gary Holman

s/J. Robert Blumenthal       Director                                3/22/99
----------------------                                               -------
J. Robert Blumenthal

s/Carl R. Bruno              Director                                3/22/99
---------------                                                      -------
Carl R. Bruno

s/Arthur Dulik, Jr.          Director                                3/22/99
-------------------                                                  -------
Arthur Dulik, Jr.

s/Joseph F. Munson           Director                                3/22/99
------------------                                                   -------
Joseph F. Munson

s/Raymond M. Piacentini      Director                                3/22/99
-----------------------                                              -------
Raymond M. Piacentini

s/John F. Picciano           Director                                3/22/99
------------------                                                   -------
John F. Picciano

s/Suzanne H. Rueck           Director                                3/22/99
------------------                                                   -------
Suzanne Rueck