Form 10-Q
period 1999-03-31
STATE BANCORP INC
filed 1999-05-13
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 1999

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

As of April 27, 1999, there were 6,558,453 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 1999 and December 31, 1998
     (Unaudited)                                                              1.

Consolidated  Statements of Income for the Three Months Ended
     March 31, 1999 and 1998 (Unaudited)                                      2.

Consolidated Statements of Cash Flows for the Three Months Ended March 31,
     1999 and 1998 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Three Months Ended March 31, 1999 and 1998 (Unaudited)           4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   16.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1999          1998
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $25,066,510   $19,274,435
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL         8,500,000           -
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS                              33,566,510    19,274,435

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $2,584,621 IN 1999 AND $2,526,401 IN 1998)          2,573,035     2,516,035
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        271,437,189   279,338,611
                                                     ------------- -------------
TOTAL SECURITIES                                      274,010,224   281,854,646

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($6,510,499 IN 1999 AND $5,788,440 IN 1998)         431,002,466   414,847,940
BANK PREMISES AND EQUIPMENT - NET                       3,884,888     3,878,013
OTHER ASSETS                                           12,688,296    12,838,476
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $755,152,384  $732,693,510
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $133,999,503  $125,327,460
  SAVINGS                                             182,978,867   195,614,058
  TIME                                                293,898,522   276,079,430
                                                     ------------- -------------
TOTAL DEPOSITS                                        610,876,892   597,020,948

FEDERAL FUNDS PURCHASED                                 5,200,000           -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE         34,710,000    34,529,000
OTHER SHORT-TERM BORROWINGS                            38,500,000    35,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           4,732,411     5,285,670

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     694,019,303   671,835,618
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                              -             -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 6,634,869 SHARES IN 1999
  AND 6,593,340 SHARES IN 1998; OUTSTANDING 6,558,272
  SHARES IN 1999 AND 6,512,138 SHARES IN 1998          33,174,345    32,966,700
SURPLUS                                                24,428,722    24,236,479
RETAINED EARNINGS                                       6,330,636     4,866,852
TREASURY STOCK                                           (188,375)     (188,375)
ACCUMULATED OTHER COMPREHENSIVE INCOME                 (1,997,050)     (364,710)
UNEARNED COMPENSATION                                    (615,197)     (659,054)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             61,133,081    60,857,892
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $755,152,384  $732,693,510
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------
                                                                        THREE MONTHS
                                                              ---------------------------------
                                                              ---------------   ---------------
                                                                    1999              1998
                                                              ---------------   ---------------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $  9,285,996       $  8,900,250
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              357,254          1,153,370
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               162,228            576,369
   MORTGAGE-BACKED SECURITIES                                      469,622            820,614
   GOVERNMENT AGENCY SECURITIES                                  3,402,921          2,422,427
   OTHER SECURITIES                                                 44,786             47,398
                                                              ------------       ------------
TOTAL INTEREST INCOME                                           13,722,807         13,920,428
                                                              ------------       ------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 2,742,153          3,623,731
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          2,480,524          3,110,342
                                                              ------------       ------------
TOTAL INTEREST EXPENSE                                           5,222,677          6,734,073
                                                              ------------       ------------
NET INTEREST INCOME                                              8,500,130          7,186,355
PROVISION FOR POSSIBLE LOAN LOSSES                                 750,000            450,000
                                                              ------------       ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        7,750,130          6,736,355
                                                              ------------       ------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                298,097            290,144
NET SECURITY GAINS (LOSSES)                                         45,552             (8,255)
OTHER OPERATING INCOME                                             153,856            124,625
                                                              ------------       ------------
TOTAL OTHER INCOME                                                 497,505            406,514
                                                              ------------       ------------
INCOME BEFORE OPERATING EXPENSES                                 8,247,635          7,142,869
                                                              ------------       ------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         3,093,520          2,764,703
OCCUPANCY                                                          447,488            402,881
EQUIPMENT                                                          195,786            172,545
MARKETING AND ADVERTISING                                          144,000            114,000
DEPOSIT  ASSESSMENT  FEES                                           38,390             34,098
AMORTIZATION  OF  INTANGIBLES                                        9,034             56,452
OTHER  OPERATING  EXPENSES                                       1,049,821            945,654
                                                              ------------       ------------
TOTAL OPERATING EXPENSES                                         4,978,039          4,490,333
                                                              ------------       ------------
INCOME BEFORE INCOME TAXES                                       3,269,596          2,652,536
PROVISION FOR INCOME TAXES                                       1,020,831            917,995
------------------------------------------------              ------------       ------------
NET INCOME                                                    $  2,248,765       $  1,734,541
------------------------------------------------              ------------       ------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.34       $       0.27
------------------------------------------------              ------------       ------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.34       $       0.27
------------------------------------------------              ------------       ------------
------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,526,833          6,431,468
------------------------------------------------              ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------  ------------
OPERATING ACTIVITIES:                                     1999          1998
----------------------------------------------------  -----------  ------------
  NET INCOME                                           $2,248,765   $1,734,541
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                    750,000      450,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             199,640      156,787
    AMORTIZATION OF INTANGIBLES                             9,034       56,452
    AMORTIZATION OF NET PREMIUM ON SECURITIES              48,046      375,027
    AMORTIZATION OF UNEARNED COMPENSATION                  64,914      114,691
    NET SECURITY (GAINS) LOSSES                           (45,552)       8,255
    DECREASE IN OTHER ASSETS                            1,019,870    1,243,384
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER LIABILITIES                             (559,194)    (253,531)
                                                     ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,735,523    3,885,606
                                                     ------------  ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                          200,000    4,227,000
  PURCHASES OF SECURITIES HELD TO MATURITY               (257,000)  (2,702,500)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                          32,863,181   84,732,324
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                          43,501,398   70,509,942
  PURCHASES OF SECURITIES AVAILABLE FOR SALE          (70,976,717)(100,613,529)
  INCREASE IN LOANS - NET                             (16,904,526)    (789,662)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (206,515)    (122,257)
                                                     ------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   (11,780,179)  55,241,318
                                                     ------------  ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS              (3,963,148)  (7,568,130)
  INCREASE (DECREASE) IN TIME DEPOSITS                 17,819,092  (44,885,069)
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED        5,200,000   (6,000,000)
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                             181,000   (8,593,000)
  INCREASE (DECREASE) IN OTHER SHORT-TERM
     BORROWINGS                                         3,500,000   (1,000,000)
  CASH DIVIDENDS PAID                                    (779,044)    (730,526)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    208,208      212,522
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   170,623      181,257
                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    22,336,731  (68,382,946)
                                                     ------------  ------------
-----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   14,292,075   (9,256,022)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  19,274,435   60,932,820
-----------------------------------------------------
----------------------------------------------------- -----------  ------------
CASH AND CASH EQUIVALENTS - MARCH 31                  $33,566,510  $51,676,798
----------------------------------------------------- -----------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                     $5,225,059   $6,837,963
     INCOME TAXES PAID                                   $503,000     $288,592
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                            ($2,511,066)   ($327,950)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $786,421     $737,805
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------
                                                                                  ACCUMULATED
                                                                                        OTHER
                                                                                      COMPRE-    UNEARNED                   COMPRE-
                                       COMMON                 RETAINED   TREASURY     HENSIVE     COMPEN-                   HENSIVE
                                        STOCK      SURPLUS    EARNINGS      STOCK      INCOME      SATION        TOTAL       INCOME
                                        -----      -------    --------      -----      ------      ------        -----       ------

BALANCE,  JANUARY 1,  1999        $32,966,700  $24,236,479  $4,866,852  ($188,375)  ($364,710)  ($659,054) $60,857,892

COMPREHENSIVE INCOME:
NET INCOME                                                   2,248,765                                       2,248,765  $ 2,248,765
                                                                                                                         ----------

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES
 ARISING DURING THE PERIOD                                                                                               (1,598,231)
RECLASSIFICATION ADJUSTMENT
 FOR GAINS INCLUDED IN NET INCOME                                                                                           (34,109)
                                                                                                                         ----------
 TOTAL OTHER COMPREHENSIVE INCOME                                                  (1,632,340)              (1,632,340)  (1,632,340)
                                                                                                                         ----------

TOTAL COMPREHENSIVE INCOME                                                                                                 $616,425
                                                                                                                         ----------

CASH DIVIDEND
   ($0.12 PER SHARE)                                          (784,981)                                       (784,981)

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (13,485 SHARES
 AT 95% OF MARKET VALUE)               67,425      140,783                                                     208,208

STOCK OPTIONS EXERCISED               140,220       30,403                                                     170,623

AMORTIZATION OF UNEARNED
   COMPENSATION                                     21,057                                         43,857       64,914
                                  -----------  -----------  ----------  --------- ------------  ---------- ------------
-----------------------------
BALANCE,  MARCH 31,  1999         $33,174,345  $24,428,722  $6,330,636  ($188,375)($1,997,050)  ($615,197) $61,133,081
-----------------------------
                                  -----------  -----------  ----------  --------- ------------  ---------- ------------
BALANCE,  JANUARY 1,  1998        $30,970,630  $18,457,388  $6,567,744         -    ($215,067)  ($850,432) $54,930,263

COMPREHENSIVE INCOME:
NET INCOME                                                   1,734,541                                       1,734,541  $ 1,734,541
                                                                                                                         ----------

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES ARISING
  DURING THE PERIOD                                                                                                        (178,966)
RECLASSIFICATION ADJUSTMENT
  FOR GAINS INCLUDED IN NET INCOME                                                                                          (14,688)
                                                                                                                         ----------
  TOTAL OTHER COMPREHENSIVE INCOME                                                   (193,654)                (193,654)    (193,654)
                                                                                                                         ----------

TOTAL COMPREHENSIVE INCOME                                                                                               $1,540,887
                                                                                                                        -----------

CASH DIVIDEND
   ($0.11 PER SHARE)                                          (737,805)                                       (737,805)

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (8,685 SHARES
 AT 95% OF MARKET VALUE)               43,425      169,097                                                     212,522

STOCK OPTIONS EXERCISED               153,050       28,207                                                     181,257

AMORTIZATION OF UNEARNED
   COMPENSATION                                     66,481                                         48,210      114,691
                                  ------------ -----------  ----------  ----------  ----------  ---------- -----------
-----------------------------
BALANCE,  MARCH 31,  1998         $31,167,105  $18,721,173  $7,564,480         -    ($408,721)  ($802,222) $56,241,815
-----------------------------     ------------ -----------  ----------  ----------  ----------  ---------- -----------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 1999 and December 31, 1998, its consolidated earnings for the three months ended March 31, 1999 and 1998 and cash flows and changes in stockholders' equity and comprehensive income for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 1999.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 126,000 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 1999, 61,403 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. The adoption of SFAS No. 130, which concerns disclosure standards only, did not have a material impact on the Company's financial position and results of operations.


EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise

                                      (5)
of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing bid price for the common stock. Retroactive recognition has been given for stock dividends and splits, as well as for the adoption of SFAS No. 128, "Earnings Per Share."


For the Three Months Ended March 31,                  1999                1998
---------------------------------------               ----                ----
Net income                                        $2,248,765        $1,734,541
Average dilutive stock options outstanding           258,087           193,711
Average exercise price per share                       $8.56             $8.48
Average market price -  diluted basis                 $17.27            $23.05
Average common shares outstanding                  6,526,833         6,431,468
Increase in shares due to exercise of options -
diluted basis                                        101,913           109,996
                                                   ---------         ---------
Adjusted common shares outstanding -  diluted      6,628,746         6,541,464
                                                   =========         =========
Net income per share-basic                             $0.34             $0.27
                                                   =========         =========
Net income per share-diluted                           $0.34             $0.27
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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of approximately $1,349,000 and $1,420,000 was established for $8,352,709 of the total impaired loans at March 31, 1999 and December 31, 1998, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $8,663,601 for the quarter ended March 31, 1999 and $8,437,893 for the year ended December 31, 1998. Total impaired loans amounted to $8,662,116 at March 31, 1999 and December 31, 1998. At March 31, 1999, the aggregate amount of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate is $5,529,049 and the amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, is $3,133,067. Total interest income recognized for impaired, nonaccrual and restructured loans was $20,166 and $34,000 for the three months ended March 31, 1999 and 1998, respectively.

                                      (6)

Activity in the allowance for possible loan losses for the three months ended March 31, 1999 and 1998 is as follows:
                                                  1999              1998
                                                  ----              ----
Balance, January 1                             $5,788,440       $5,123,651
Provision charged to income                       750,000          450,000
Charge-offs, net of recoveries of
$136,961 in 1999 and $165,311 in 1998             (27,941)        (222,900)
                                               ----------       ----------
Balance, March 31                              $6,510,499       $5,350,751
                                               ==========       ==========

                                    (7)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Overview - State Bancorp, Inc. (the "Company") is a one-bank holding company which was formed on June 24, 1986. The Company operates as the parent for its wholly-owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966. The income of the Company is derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company amounted to $755.2 million at March 31, 1999, an increase of $22.5 million or 3.1% when compared to December 31, 1998, primarily due to an increase in commercial loans and mortgages. Scheduled amortization and normal clean up activity partially offset the new business that was generated during the first three months of the year. The loan portfolio grew approximately 4.0% during the first quarter and management anticipates continued expansion of the loan portfolio throughout the balance of the year.

At March 31, 1999, total deposits increased by $13.9 million to $610.9 million when compared to December 31, 1998. This increase was primarily due to an increase of $8.7 million in demand deposits and a $17.8 million increase in certificates of deposit, predominantly certificates of deposit over $100,000 ("Jumbo certificates of deposit"), offset by a decrease in savings deposits of $12.6 million. Growth in core deposits (demand, NOW, savings and money market accounts) of individuals, partnerships and corporations remains strong, due largely to the Company's two new branch locations in Suffolk County. These locations accounted for $7 million and $5.9 million of the increases in demand deposits and Jumbo certificates of deposits, respectively. These locations also provided an additional $41.4 million in average deposits in the first quarter 1999 compared to the same period in 1998. The Company also experienced an increase in short-term borrowings of $8.9 million during the first quarter, due to higher levels of Federal funds purchased and other short-term borrowings.

Average assets for the first quarter of 1999 were down slightly by $4.9 million or 0.6% to $760.7 million from the comparable 1998 period. The decrease is directly related to a $62.2 million decline in cash and cash equivalents, mainly Securities Purchased Under Agreements to Resell (down $58.1 million), which are used to collateralize municipal deposits. Sources of asset expansion included growth in the loan portfolio (up on average $49.0 million or 13.0%) and growth in investment securities (up on average $5.9 million or 2.2%). Funding this growth were increases in demand deposits, money fund accounts and Jumbo certificates of deposit. Average borrowed funds, primarily Federal Home Loan Bank advances, decreased by $1.7 million during the first quarter of 1999, compared to 1998. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 67-basis point improvement in the first quarter net interest margin to 4.61%. Management anticipates that growth in loans during the balance of 1999 coupled with a continued increase in core deposit balances will serve to widen the net interest rate spread during the last three quarters of the year.

                                       (8)

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 1999, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $61.1 million at March 31, 1999, an increase of $4.9 million or 8.7% versus the comparable 1998 date. Excluding valuations related to SFAS No. 115 at March 31, 1999 and 1998, total stockholders' equity grew at a year-to-year rate of 11.4%. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of March 31, 1999 and compares them to current regulatory guidelines and December 31, and March 31, 1998 actual results.



TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-4.00%           4.00%            8.00%

Ratios as of:
    March 31, 1999        8.22%          12.75%           14.00%
    December 31, 1998     8.05%          12.82%           14.04%
    March 31, 1998        7.34%          13.22%           14.47%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better
                                      (9)
understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 1999, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost demand and money fund deposit balances continued to grow during the first quarter of 1999, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 1999, the Company had access to $28.5 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $5.8 million in securities available to be pledged to secure repurchase agreements or other borrowings at March 31, 1999.


Material Changes in Results of Operations - Despite a 67% increase in the provision for loan losses during 1999 versus 1998, net income for the three months ended March 31, 1999 was $2.2 million, a 29.6% improvement over the comparable 1998 period. The higher level of earnings in 1999 resulted from an 18.3% improvement in net interest income, an increase in noninterest income, higher security gains and a lower effective income tax rate. Somewhat offsetting these improvements were increases in total operating expenses and the provision for loan losses during the first quarter of 1999.

The increase in net interest income, up $1.3 million to $8.5 million, resulted from an expanded interest-earning asset base, principally commercial loans and callable Government agency securities. The Company's average loan portfolio grew by $49.0 million or 13.0% during the first quarter, with $42.1 million attributable to increases in commercial loans and mortgages. The strength of the Long Island economy and the ongoing consolidation of the local banking market continue to provide opportunity for the Company to increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products. Management of the Company has also targeted the Suffolk and Queens County markets as the most obvious candidates for expansion of the loan portfolio during 1999.

The Company's investment portfolio expanded, on average, by 2.2% in 1999 versus 1998, primarily through growth in callable Government agency securities (up on average $68.4 million) offset by a decrease in tax-exempt local municipal notes (down on average $44.0 million). Management of the Company continues to be an active purchaser of agency securities due to their attractive yields and their pledgeability to secure municipal deposits.

Other income increased by 22.4% in the first quarter of 1999 due to an increase in service charges on deposit accounts and a higher level of security gains. Excluding the impact of securities


                                      (10)
transactions, other income increased by 9.0% in 1999. Annuity sales, wire transfer fees and ATM fees were the primary drivers behind this growth. Management expects that other income will grow at an annualized rate of 5.0% to
10.0 % during 1999. Improved deposit service and return item charges, growth in annuity sales and wire transfer fees and the imposition of an ATM surcharge on non-customers are all expected to contribute to this growth.

Total operating expenses rose by 10.9% during the first quarter of 1999, mainly due to increases in salaries and employee benefits arising from staff expansion in product support areas. In addition, other operating expenses increased due to higher marketing and advertising costs coupled with increases in credit and collection fees and computer-related depreciation costs. Somewhat offsetting the foregoing expense increases was a decline in core deposit intangibles amortization expense and a reduction in costs related to maintenance on foreclosed properties.

The increase in operating expenses during the first quarter of 1999 was offset by an increase in net revenue, resulting in a lower operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 1999 efficiency ratio decreased to 54.5% from 56.9% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, increased during the first three months of 1999 to 2.65% from a level of 2.38% in 1998. This ratio still places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $5.9 million at March 31, 1999, an increase of $1.5 million versus December 31, 1998 and $1.6 million versus the comparable 1998 date. The level of restructured, accruing loans at March 31, 1999 declined by $5.1 million when compared to year-end 1998. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. The reduction in restructured, accruing loans that took place during the first quarter of 1999 resulted from the shift of a $5.0 million credit to the ninety days past due and still accruing category. As outlined in the Company's 1998 Annual Report to Stockholders, this credit is collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until cash flows are again sufficient to support a market rate of interest. The allowance for possible loan losses amounted to $6.5 million or 1.49% of total loans at March 31, 1999 versus $5.4 million and 1.41%, respectively, at the comparable 1998 date. The allowance for possible loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 60.8% at March 31, 1999 from 54.7% and 47.5% at December 31, 1998 and March 31, 1998, respectively. The higher 1999 provision for possible loan losses during the first quarter reflects the increase in nonperforming loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

                                       (11)

Year 2000 Compliance


The Year 2000 ("Y2K") problem centers on the inability of certain computer systems to recognize the Year 2000. Many existing computer programs may incorrectly identify a four-digit date field ending in "00" as the year 1900 rather than the year 2000. The Company, like other banks and financial services firms that rely on date-sensitive information in their calculations, may be negatively impacted by the Y2K problem. If computer systems are not corrected to properly identify the Year 2000, computer systems applications may fail or produce erroneous results which could impact the Company's ability to transact normal business activities. In addition, in certain instances, failure to adequately address the Y2K problem could adversely impact Company's suppliers, creditors and the creditworthiness of its borrowers.

The Company has also sent out Year 2000 awareness literature to all of its deposit customers, and, in addition, Y2K questionnaires have been sent to each of the Company's commercial and municipal customers to assess their awareness of the Year 2000 problem. Responses to these questionnaires are currently being documented and reviewed. The Company, in certain instances, relies on outside vendors and other third party service providers to perform various services. Before proceeding with any new contracts or extensions of existing contracts, the Company requires each of these service providers to provide written proof of their Y2K compliance.

The Company's Y2K Action Team, formed in 1996 to address this problem, completed the first three phases of the Company's Y2K project: the Awareness, Assessment and Renovation phases. The Renovation phase for all mission-critical systems, which includes upgrading all noncompliant hardware and software, was completed in the fourth quarter of 1998. The Action team is embarking on the most important phase of the project: the Validation phase. The Company tested all critical applications as of the end of the first quarter 1999. Based on these tests, management anticipates that all of the Company's mission critical date-sensitive hardware, software and other systems will be Y2K compliant; however, the probability of such likelihood cannot be determined. The Company has not developed any of its own computer programs internally nor does it employ a programming staff. All of the software related to its major application systems has been purchased from third party vendors. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Y2K programs underway and a majority of these vendors have certified that their products are Y2K compliant. As part of its assessment procedures, the Company assessed and continues to monitor the action plans of each major outside vendor. There can, however, be no guarantee that the software of other companies, on which the Company's systems rely, will be timely converted or that failure to properly convert by another company would not have a material adverse effect on the Company. The Company presently believes that, with continued modifications to existing software and conversions to new software, the Y2K problems will be mitigated without causing a material adverse effect upon the operations of the Company and that its internal systems and equipment will be Y2K compliant in a timely manner.

Despite its best efforts to ensure Y2K compliance, it is possible that system failures may occur. The Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through existing vendors. The contingency



                                      (12)
plans, which are constantly reviewed, also address a temporary disruption of electric or communication services.

Monitoring and managing the Y2K Project will result in additional direct and indirect costs to the Company. Direct charges include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Y2K compliance, training, and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of the time devoted by employees in monitoring software vendor progress, testing enhanced software products and implementing any contingency plans. The Company estimates that the total costs related to the Y2K problem are $225,000, of which $80,000 is primarily related to the costs to enhance or replace software and hardware problems. The balance is not likely to be incremental costs, but rather will represent the redeployment of existing resources. Two of the Company's other information technology projects, document and check imaging and personal computer banking, have been delayed due to the implementation of the Y2K project. Both direct and indirect costs of addressing the Y2K problem will be charged to earnings as incurred. To date, $80,000 of the total estimated costs associated with the Y2K problem have been expended, most of which was expended prior to the first quarter of 1999. Funds are provided by operations and are included in existing operating budgets.

The preceding Y2K issue discussion contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Y2K discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve a number of risks and uncertainties. The anticipated impact and costs of the Y2K project, as well as the date on which the Company expects to complete the remediation and validation phases and the contingency plan of its Y2K project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Differences include, but are not limited to, the availability of qualified personnel and other information technology; the ability to identify and remediate all date sensitive lines of computer code or to replace computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. Based on its current estimates and information currently available, costs associated to ensure compliance with Y2K issues are not expected to have a material adverse effect on the Company's consolidated financial statements in 1999.



                                      (13)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          MARCH 31, 1999
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 265,829   $  15,251  $  77,405  $  73,857  $   5,171  $ 437,513
   Securities Purchased Under Agreements to Resell                    8,500         -          -          -          -        8,500
   Securities Held to Maturity                                        2,079         153        257         84        -        2,573
   Securities  Available  for  Sale 3)                               27,522      17,251     34,380    193,017      2,368    274,538
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         303,930      32,655    112,042    266,958      7,539    723,124
   Unrealized Net Loss on Securities Available for Sale              (3,101)        -          -          -          -       (3,101)
   Cash and Due from Banks                                           25,067         -          -          -          -       25,067
   All  Other  Assets 7)                                              4,673       1,529        -          -        3,860     10,062
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 330,569   $  34,184  $ 112,042  $ 266,958  $  11,399  $ 755,152
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  11,237   $  11,237  $  89,898  $     -    $     -    $ 112,372
   Money  Fund  and  Now  Accounts 5)                                33,270       7,378     29,959        -          -       70,607
   Time  Deposits 6)                                                241,714      26,819     24,865        501        -      293,899
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       286,221      45,434    144,722        501        -      476,878
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 78,410         -          -          -          -       78,410
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   364,631      45,434    144,722        501        -      555,288
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,379       1,281         72        -      195,132    199,864
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 368,010   $  46,715  $ 144,794  $     501  $ 195,132  $ 755,152
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                  ($  60,701) ($  73,480)($ 106,160) $ 160,297  $ 167,836
         Cumulative Interest-Sensitivity Ratio 9)                      83.4%       82.1%      80.9%     128.9%     130.2%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                     (8.0%)      (9.7%)    (14.1%)     21.2%      22.2%

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

                                      (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES MARCH 31, 1999 VERSUS DECEMBER 31, 1998 AND MARCH 31, 1998
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            3/31/99     12/31/98     3/31/98
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $5,171       $3,676      $4,062
OTHER REAL ESTATE OWNED                         704          704         189
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $5,875       $4,380      $4,251
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $  492       $5,545 (1)  $  805
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $5,039 (1)   $1,352      $6,401 (1)
GROSS  LOANS  OUTSTANDING                  $437,513     $420,636    $378,200
TOTAL  STOCKHOLDERS'  EQUITY                $61,133      $60,858     $56,242

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     3/31/99     12/31/98     3/31/98
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $5,788       $5,479      $5,124
PROVISION                                       750          450         450
NET CHARGE-OFFS                                 (28)        (141)       (223)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $6,510       $5,788      $5,351
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.49%        1.38%       1.41%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.18%        0.87%       1.07%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.34%        1.04%       1.12%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   125.89%      157.45%     131.73%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           60.83%       54.74%      47.49%

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



                               STATE BANCORP, INC.




5/13/99                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



5/13/99                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (16)