Form 10-Q
period 1999-06-30
STATE BANCORP INC
filed 1999-08-13
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 1999

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

As of July 28, 1999, there were 6,988,379 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 1999 and December 31, 1998
     (Unaudited)                                                              1.

Consolidated  Statements of Income for the Three and Six Months Ended
     June 30, 1999 and 1998 (Unaudited)                                       2.

Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     1999 and 1998 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Six Months Ended June 30, 1999 and 1998 (Unaudited)              4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders             16.

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   17.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1999          1998
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $24,147,159   $19,274,435
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL        20,000,000           -
                                                     ------------- -------------
CASH AND CASH EQUIVALENTS                              44,147,159    19,274,435

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $3,167,687 IN 1999 AND $2,526,401 IN 1998)          3,168,135     2,516,035
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        290,410,408   279,338,611
                                                     ------------- -------------
TOTAL SECURITIES                                      293,578,543   281,854,646

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($6,248,640 IN 1999 AND $5,788,440 IN 1998)         445,579,770   414,847,940
BANK PREMISES AND EQUIPMENT - NET                       3,664,420     3,878,013
OTHER ASSETS                                           16,881,204    12,838,476
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $803,851,096  $732,693,510
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $137,963,354  $125,327,460
  SAVINGS                                             190,915,792   195,614,058
  TIME                                                328,559,100   276,079,430
                                                     ------------- -------------
TOTAL DEPOSITS                                        657,438,246   597,020,948

FEDERAL FUNDS PURCHASED                                 3,100,000           -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE         41,776,500    34,529,000
OTHER SHORT-TERM BORROWINGS                            38,500,000    35,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           4,214,871     5,285,670

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     745,029,617   671,835,618
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                              -             -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 7,050,476 SHARES IN 1999
  AND 6,988,940 SHARES IN 1998; OUTSTANDING 6,974,928
  SHARES IN 1999 AND 6,902,866 SHARES IN 1998          35,252,380    32,966,700
SURPLUS                                                29,203,236    24,236,479
RETAINED EARNINGS                                       1,421,865     4,866,852
TREASURY STOCK                                           (188,375)     (188,375)
ACCUMULATED OTHER COMPREHENSIVE INCOME                 (6,296,683)     (364,710)
UNEARNED COMPENSATION                                    (570,944)     (659,054)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             58,821,479    60,857,892
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $803,851,096  $732,693,510
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------  ---------------------------------
                                                                        THREE MONTHS                          SIX MONTHS
                                                              ---------------------------------  ---------------------------------
                                                              ---------------   ---------------  -----------------   -------------
                                                                    1999              1998             1999               1998
                                                              ---------------   ---------------  -----------------   -------------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $  9,731,998       $  9,063,145    $  19,017,994       $  17,963,395
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              367,034            837,389          724,288           1,990,759
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               189,017            513,900          351,245           1,090,269
   MORTGAGE-BACKED SECURITIES                                      456,270            684,416          925,892           1,505,030
   GOVERNMENT AGENCY SECURITIES                                  3,625,556          2,219,228        7,028,477           4,641,655
   OTHER SECURITIES                                                 40,742             48,589           85,528              95,987
                                                              ------------       ------------    -------------       -------------
TOTAL INTEREST INCOME                                           14,410,617         13,366,667       28,133,424          27,287,095
                                                              ------------       ------------    -------------       -------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 3,000,415          2,711,209        5,742,568           6,334,940
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          2,477,105          3,099,212        4,957,629           6,209,554
                                                              ------------       ------------    -------------       -------------
TOTAL INTEREST EXPENSE                                           5,477,520          5,810,421       10,700,197          12,544,494
                                                              ------------       ------------    -------------       -------------
NET INTEREST INCOME                                              8,933,097          7,556,246       17,433,227          14,742,601
PROVISION FOR POSSIBLE LOAN LOSSES                                 750,000            450,000        1,500,000             900,000
                                                              ------------       ------------    -------------       -------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        8,183,097          7,106,246       15,933,227          13,842,601
                                                              ------------       ------------    -------------       -------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                339,651            269,613          637,748             559,757
NET SECURITY LOSSES                                               (103,021)           (35,968)         (57,469)            (44,223)
OTHER OPERATING INCOME                                             335,849            118,717          489,705             243,342
                                                              ------------       ------------    -------------       -------------
TOTAL OTHER INCOME                                                 572,479            352,362        1,069,984             758,876
                                                              ------------       ------------    -------------       -------------
INCOME BEFORE OPERATING EXPENSES                                 8,755,576          7,458,608       17,003,211          14,601,477
                                                              ------------       ------------    -------------       -------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         3,138,436          2,724,075        6,231,956           5,488,778
OCCUPANCY                                                          443,211            439,797          890,699             842,678
EQUIPMENT                                                          200,067            180,040          395,853             352,585
MARKETING AND ADVERTISING                                          144,000            114,000          288,000             228,000
DEPOSIT  ASSESSMENT  FEES                                           36,448             38,974           74,838              73,072
AMORTIZATION  OF  INTANGIBLES                                        9,034              9,034           18,068              65,486
OTHER  OPERATING  EXPENSES                                       1,023,593            950,696        2,073,414           1,896,350
                                                              ------------       ------------    -------------       -------------
TOTAL OPERATING EXPENSES                                         4,994,789          4,456,616        9,972,828           8,946,949
                                                              ------------       ------------    -------------       -------------
INCOME BEFORE INCOME TAXES                                       3,760,787          3,001,992        7,030,383           5,654,528
PROVISION FOR INCOME TAXES                                       1,191,879          1,047,478        2,212,710           1,965,473
------------------------------------------------              ------------       ------------    -------------       -------------
NET INCOME                                                    $  2,568,908       $  1,954,514    $   4,817,673       $   3,689,055
------------------------------------------------              ------------       ------------    -------------       -------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.36       $       0.29    $        0.69       $        0.54
------------------------------------------------              ------------       ------------    -------------       -------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.36       $       0.28    $        0.68       $        0.53
------------------------------------------------              ------------       ------------    -------------       -------------
------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,964,323          6,859,438        6,941,510           6,838,513
------------------------------------------------              ------------       ------------    -------------       -------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------   ------------
OPERATING ACTIVITIES:                                     1999           1998
----------------------------------------------------  -----------   ------------
  NET INCOME                                           $4,817,673    $3,689,055
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                  1,500,000       900,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             399,456       322,185
    AMORTIZATION OF INTANGIBLES                            18,068        65,486
    AMORTIZATION OF NET PREMIUM ON SECURITIES               1,405       488,472
    AMORTIZATION OF UNEARNED COMPENSATION                 127,646       217,208
    NET SECURITY LOSSES                                    57,469        44,223
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")      (39,086)          -
    (INCREASE) DECREASE IN OTHER ASSETS                (1,033,306)      893,383
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER LIABILITIES                           (1,144,526)     (858,370)
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               4,704,799     5,761,642
                                                     ------------   ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                          342,400     9,119,000
  PURCHASES OF SECURITIES HELD TO MATURITY               (994,500)   (4,594,900)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                          70,707,135   104,543,164
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                          57,149,978   158,946,153
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (148,125,020) (218,222,691)
  INCREASE IN LOANS - NET                             (32,231,830)   (5,695,261)
  PROCEEDS FROM SALE OF OREO                              216,858           -
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (185,863)     (265,247)
                                                     ------------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   (53,120,842)   43,830,218
                                                     ------------   ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  INCREASE IN DEMAND AND SAVINGS DEPOSITS               7,937,628    12,315,882
  INCREASE (DECREASE) IN TIME DEPOSITS                 52,479,670   (64,088,785)
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED        3,100,000    (6,000,000)
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                           7,247,500   (14,318,000)
  INCREASE (DECREASE) IN OTHER SHORT-TERM
     BORROWINGS                                         3,500,000   (12,000,000)
  CASH DIVIDENDS PAID                                  (1,565,465)   (1,468,331)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    375,219       404,550
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   214,215       226,699
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    73,288,767   (84,927,985)
                                                     ------------   ------------
-----------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   24,872,724   (35,336,125)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  19,274,435    60,932,820
-----------------------------------------------------
----------------------------------------------------- -----------   ------------
CASH AND CASH EQUIVALENTS - JUNE 30                   $44,147,159   $25,596,695
----------------------------------------------------- -----------   ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                    $10,945,071   $12,988,198
     INCOME TAXES PAID                                 $2,975,000    $2,313,592
     TRANSFER FROM LOANS TO OREO                              -        $325,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                            ($9,137,235)     ($98,146)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $854,213    $1,047,470
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------
                                                                                  ACCUMULATED
                                                                                        OTHER
                                                                                      COMPRE-    UNEARNED                   COMPRE-
                                       COMMON                 RETAINED   TREASURY     HENSIVE     COMPEN-                   HENSIVE
                                        STOCK      SURPLUS    EARNINGS      STOCK      INCOME      SATION        TOTAL       INCOME
                                        -----      -------    --------      -----      ------      ------        -----       ------
BALANCE,  JANUARY 1,  1999        $32,966,700  $24,236,479  $4,866,852  ($188,375)  ($364,710)  ($659,054) $60,857,892

COMPREHENSIVE INCOME:
NET INCOME                                                   4,817,673                                       4,817,673  $ 4,817,673
                                                                                                                         ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES
 ARISING DURING THE PERIOD                                                                                               (5,897,864)
RECLASSIFICATION ADJUSTMENT
 FOR GAINS INCLUDED IN NET INCOME                                                                                           (34,109)
                                                                                                                         ----------
 TOTAL OTHER COMPREHENSIVE INCOME                                                  (5,931,973)              (5,931,973)  (5,931,973)
                                                                                                                         ----------
TOTAL COMPREHENSIVE INCOME                                                                                              ($1,114,300)
                                                                                                                         ----------
CASH DIVIDEND
 ($0.24 PER SHARE)                                          (1,639,193)                                     (1,639,193)

6% STOCK DIVIDEND (398,404 SHARES
 AT MARKET VALUE)                   1,992,020    4,631,447  (6,623,467)                                            -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (36,880 SHARES
 AT 95% OF MARKET VALUE)              120,310      254,909                                                     375,219

STOCK OPTIONS EXERCISED               173,350       40,865                                                     214,215

AMORTIZATION OF UNEARNED
 COMPENSATION                                       39,536                                         88,110      127,646
                                  -----------  -----------  ----------  --------- ------------  ---------- ------------
-----------------------------
BALANCE,  JUNE 30,  1999          $35,252,380  $29,203,236  $1,421,865  ($188,375)($6,296,683)  ($570,944) $58,821,479
-----------------------------
                                  -----------  -----------  ----------  --------- ------------  ---------- ------------
BALANCE,  JANUARY 1,  1998        $30,970,630  $18,457,388  $6,567,744         -    ($215,067)  ($850,432) $54,930,263

COMPREHENSIVE INCOME:
NET INCOME                                                   3,689,055                                       3,689,055  $ 3,689,055
                                                                                                                         ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES ARISING
  DURING THE PERIOD                                                                                                         (35,551)
RECLASSIFICATION ADJUSTMENT
  FOR GAINS INCLUDED IN NET INCOME                                                                                          (22,404)
                                                                                                                         ----------
  TOTAL OTHER COMPREHENSIVE INCOME                                                    (57,955)                 (57,955)     (57,955)
                                                                                                                         ----------
TOTAL COMPREHENSIVE INCOME                                                                                               $3,631,100
                                                                                                                        -----------
CASH DIVIDEND
 ($0.26 PER SHARE)                                          (1,785,275)                                     (1,785,275)

5% STOCK DIVIDEND (312,332 SHARES
 AT MARKET VALUE)                   1,561,660    4,997,312  (6,558,972)                                            -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (17,522 SHARES
 AT 95% OF MARKET VALUE)               87,610      316,940                                                     404,550

STOCK OPTIONS EXERCISED               184,180       42,519                                                     226,699

AMORTIZATION OF UNEARNED
   COMPENSATION                                    121,544                                         95,664      217,208
                                  ------------ -----------  ----------  ----------  ----------  ---------- -----------
-----------------------------
BALANCE,  JUNE 30,  1998          $32,804,080  $23,935,703  $1,912,552         -    ($273,022)  ($754,768) $57,624,545
-----------------------------     ------------ -----------  ----------  ----------  ----------  ---------- -----------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 1999 and December 31, 1998, its consolidated earnings for the six months ended June 30, 1999 and 1998 and cash flows and changes in stockholders' equity and comprehensive income for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 1999.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 133,560 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of June 30, 1999, 70,012 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

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

For the Six Months Ended June 30,                         1999              1998
---------------------------------                         ----              ----
Net income                                          $4,817,673        $3,689,055
Average dilutive stock options outstanding             264,952           295,233
Average exercise price per share                         $8.06            $10.96
Average market price -  diluted basis                   $16.61            $22.20
Average common shares outstanding                    6,941,510         6,838,513
Increase in shares due to exercise of options -
diluted basis                                          107,442           149,479
                                                   -----------        ----------
Adjusted common shares outstanding -  diluted        7,048,952         6,987,992
                                                   ===========        ==========
Net income per share-basic                               $0.69             $0.54
                                                   ===========        ==========
Net income per share-diluted                             $0.68             $0.53
                                                   ===========        ==========

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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of approximately $1,051,000 and $1,420,000 was established for $7,248,234 and $8,352,709 of the total impaired loans at June 30, 1999 and December 31, 1998, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $7,580,306 for the quarter ended June 30, 1999 and $8,437,893 for the year ended December 31, 1998. Total impaired loans amounted to $7,556,600 and $8,662,116 at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, all impaired loans are collateral-dependent loans, and are measured based on the fair value of the underlying collateral. Total interest income recognized for impaired, nonaccrual and restructured loans was $7,533 and $155,326 for the three months ended June 30, 1999 and 1998, respectively, and $27,699 and $189,326 for the six months ended June 30, 1999 and 1998, respectively.

                                      (6)

Activity in the allowance for possible loan losses for the six months ended June 30, 1999 and 1998 is as follows:
                                                      1999             1998
                                                      ----             ----
Balance, January 1                              $5,788,440       $5,123,651
Provision charged to income                      1,500,000          900,000
Charge-offs, net of recoveries of
$174,136 in 1999 and $172,238 in 1998           (1,039,800)        (649,548)
                                                -----------      -----------
Balance, June 30                                $6,248,640       $5,374,103
                                                ===========      ===========



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

Material Changes in Financial Condition - Total assets of the Company amounted to $803.9 million at June 30, 1999, an increase of $71.2 million or 9.7% when compared to December 31, 1998, primarily due to an increase in commercial loans and mortgages. Scheduled amortization and normal clean up activity partially offset the new business that was generated during the first six months of the year. The loan portfolio grew approximately 7.4% during the first six months of 1999 and management anticipates continued expansion of the loan portfolio throughout the balance of the year. Asset growth was funded primarily by higher deposit balances and an increase in short-term borrowings of $13.8 million during the first six months of 1999, due to higher levels of Federal funds purchased and other short-term borrowings.

At June 30, 1999, total deposits increased by $60.4 million to $657.4 million when compared to December 31, 1998. This increase was primarily due to an increase of $12.6 million in demand deposits and a $52.5 million increase in certificates of deposit, predominantly certificates of deposit over $100,000 ("Jumbo certificates of deposit"), offset by a decrease in savings deposits of $4.7 million. Growth in core deposits (demand, NOW, savings and money market accounts) of individuals, partnerships and corporations remains strong, due largely to the Company's two new branch locations in Suffolk County.

Average assets for the second quarter of 1999 were up by $74.6 million or 10.4% to $788.6 million from the comparable 1998 period. Sources of asset expansion included growth in the loan portfolio (up on average $63.1 million or 16.6%) and growth in investment securities (up on average $43.5 million or 18.5%). Funding this growth were increases in demand deposits and Jumbo certificates of deposit and an increase in average borrowed funds, primarily Federal Home Loan Bank advances, by $93.8 million during the second quarter of 1999, compared to 1998. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded an 18-basis point improvement in the second quarter net interest margin to 4.56%. Management anticipates that growth in loans during the balance of 1999 coupled with a continued increase in core deposit balances will serve to widen the net interest rate spread during the last two quarters of the year.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining

                                       (8)
an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 1999, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $58.8 million at June 30, 1999, an increase of $1.2 million or 2.1% versus the comparable 1998 date. Excluding valuations related to SFAS No. 115 at June 30, 1999 and 1998, total stockholders' equity grew at a year-to-year rate of 12.5%. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of June 30, 1999 and compares them to current regulatory guidelines and December 31, and June 30, 1998 actual results.



TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-4.00%           4.00%            8.00%

Ratios as of:
    June 30, 1999         8.11%          12.44%           13.64%
    December 31, 1998     8.05%          12.82%           14.04%
    June 30, 1998         8.05%          13.48%           14.73%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%

Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 1999, the Company's liquidity position remained stable and well within acceptable industry standards.
As previously described, low-cost demand and money fund
                                      (9)
deposit balances continued to grow during the second quarter of 1999, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 1999, the Company had access to $28.5 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.


Material Changes in Results of Operations - Despite a 67% increase in the provision for loan losses during 1999 versus 1998, net income for the six months ended June 30, 1999 was $4.8 million, a 30.6% improvement over the comparable 1998 period. The higher level of earnings in 1999 resulted from an 18.3% improvement in net interest income, an increase in noninterest income, and a lower effective income tax rate. Somewhat offsetting these improvements were increases in total operating expenses and the provision for loan losses during the first six months of 1999 as compared to the similar period in 1998.

The increase in net interest income, up $2.7 million to $17.4 million, resulted from an expanded interest-earning asset base, principally commercial loans and callable Government agency securities. The Company's average loan portfolio grew by $56.1 million or 14.8% during the first six months of 1999 as compared to 1998, with $49.2 million attributable to increases in commercial loans and mortgages. The strength of the Long Island economy and the ongoing consolidation of the local banking market continue to provide opportunity for the Company to increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products. Management of the Company has also targeted the Suffolk and Queens County markets as the most obvious candidates for expansion of the loan portfolio during 1999.

The Company's investment portfolio expanded, on average, by 9.9% during the first six months of 1999 versus 1998, primarily through growth in callable Government agency securities (up on average $83.3 million) offset by a decrease in tax-exempt local municipal notes and paydowns on mortgage-backed securities (down on average $39.0 million and $16.9 million, respectively). Management of the Company continues to be an active purchaser of agency securities due to their attractive yields and their pledgeability to secure municipal deposits.

Other income increased by 41.0% for the six months ended June 30, 1999 as compared to 1998 due to increases in service charges on deposit accounts, annuity sales, wire transfer fees, ATM fees and a nonrecurring gain on the sale of an asset. Management expects that other income will grow at an annualized rate of 5.0% to 10.0 % during 1999. Improved deposit service and return item charges, growth in annuity sales and wire transfer fees and the imposition of an ATM surcharge on non-customers are all expected to contribute to this growth.


                                      (10)

Total operating expenses rose by 11.5% for the six months ended June 30, 1999 as compared to the similar period in 1998, mainly due to increases in salaries and employee benefits arising from staff expansion in product support areas. In addition, other operating expenses increased due to higher marketing and advertising costs coupled with increases in credit and collection fees and computer-related depreciation costs. Somewhat offsetting the foregoing expense increases was a decline in core deposit intangibles amortization expense and a reduction in costs related to maintenance on foreclosed properties.

The increase in operating expenses during the first six months of 1999 was offset by an increase in net revenue, resulting in a lower operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 1999 efficiency ratio decreased to 52.6% from 55.6% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, increased during the first six months of 1999 to 2.60% from a level of 2.44% in 1998. This ratio still places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $9.7 million at June 30, 1999, an increase of $5.3 million versus December 31, 1998 and $4.2 million versus the comparable 1998 date. The level of restructured, accruing loans at June 30, 1999 declined by $5.1 million when compared to year-end 1998. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. The reduction in restructured, accruing loans that took place during the second quarter of 1999 primarily resulted from the shift of a $4.0 million credit to the nonaccrual loan category. As outlined in the Company's 1998 Annual Report to Stockholders, this credit is collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until cash flows are again sufficient to support a market rate of interest. The allowance for possible loan losses amounted to $6.2 million or 1.38% of total loans at June 30, 1999 versus $5.4 million and 1.41%, respectively, at the comparable 1998 date. The allowance for possible loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 64.8% at June 30, 1999 from 54.7% and 45.7% at December 31, 1998 and June 30,
1998, respectively. The higher 1999 provision for possible loan losses reflects the increase in nonperforming loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

Year 2000 Compliance

The Year 2000 ("Y2K") problem centers on the inability of certain computer systems to recognize the Year 2000. Many existing computer programs may incorrectly identify a four-digit date field ending in "00" as the year 1900 rather than the year 2000. The Company, like other banks and
                                       (11)
financial services firms that rely on date-sensitive information in their calculations, may be negatively impacted by the Y2K problem. If computer systems are not corrected to properly identify the Year 2000, computer systems applications may fail or produce erroneous results which could impact the Company's ability to transact normal business activities. In addition, in certain instances, failure to adequately address the Y2K problem could adversely impact Company's suppliers, creditors and the creditworthiness of its borrowers.

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

Despite its best efforts to ensure Y2K compliance, it is possible that system failures may occur. The Company has developed contingency plans, which involve, among other actions, utilization of an alternate service provider or alternate products available through existing vendors. The contingency plans, which are constantly reviewed, also address a temporary disruption of electric or communication services.

Monitoring and managing the Y2K Project will result in additional direct and indirect costs to the Company. Direct charges include potential charges by third party software vendors for product


                                      (12)
enhancements, costs involved in testing software products for Y2K compliance, training, and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of the time devoted by employees in monitoring software vendor progress, testing enhanced software products and implementing any contingency plans. The Company estimates that the total costs related to the Y2K problem are $225,000, of which $80,000 is primarily related to the costs to enhance or replace software and hardware problems. The balance is not likely to be incremental costs, but rather will represent the redeployment of existing resources. Two of the Company's other information technology projects, document and check imaging and personal computer banking, have been delayed due to the implementation of the Y2K project. Both direct and indirect costs of addressing the Y2K problem will be charged to earnings as incurred. To date, $80,000 of the total estimated costs associated with the Y2K problem have been expended, most of which was expended prior to the second quarter of 1999. Funds are provided by operations and are included in existing operating budgets.

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



                                      (13)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          JUNE 30, 1999
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 269,627   $  18,687  $  75,335  $  79,020  $   9,159  $ 451,828
   Securities Purchased Under Agreements to Resell                   20,000         -          -          -          -       20,000
   Securities Held to Maturity                                        2,585         242        257         84        -        3,168
   Securities  Available  for  Sale 3)                               18,619      25,020     33,466    220,665      2,368    300,138
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         310,831      43,949    109,058    299,769     11,527    775,134
   Unrealized Net Loss on Securities Available for Sale              (9,727)        -          -          -          -       (9,727)
   Cash and Due from Banks                                           24,147         -          -          -          -       24,147
   All  Other  Assets 7)                                              5,811       2,284        -          -        6,202     14,297
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 331,062   $  46,233  $ 109,058  $ 299,769  $  17,729  $ 803,851
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  11,136   $  11,136  $  89,085  $     -    $     -    $ 111,357
   Money  Fund  and  Now  Accounts 5)                                42,079       7,406     30,074        -          -       79,559
   Time  Deposits 6)                                                281,868      24,265     22,104        322        -      328,559
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       335,083      42,807    141,263        322        -      519,475
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 83,376         -          -          -          -       83,376
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   418,459      42,807    141,263        322        -      602,851
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,632         522         61        -      196,785    201,000
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 422,091   $  43,329  $ 141,324  $     322  $ 196,785  $ 803,851
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                  ($ 107,628) ($ 106,486)($ 138,691) $ 160,756  $ 172,283
         Cumulative Interest-Sensitivity Ratio 9)                      74.3%       76.9%      77.0%     126.7%     128.6%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                    (13.4%)     (13.2%)    (17.3%)     20.0%      21.4%

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

                                      (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES JUNE 30, 1999 VERSUS DECEMBER 31, 1998 AND JUNE 30, 1998
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            6/30/99     12/31/98     6/30/98
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $9,159 (1)   $3,676      $4,964
OTHER REAL ESTATE OWNED                         527          704         514
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $9,686       $4,380      $5,478
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $  488       $5,545 (1)  $5,550(1)
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                           -         $1,352      $1,234
GROSS  LOANS  OUTSTANDING                  $451,828     $420,636    $382,354
TOTAL  STOCKHOLDERS'  EQUITY                $58,821      $60,858     $57,625

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     6/30/99     12/31/98     6/30/98
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $6,510       $5,479      $5,351
PROVISION                                       750          450         450
NET CHARGE-OFFS                              (1,011)        (141)       (427)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $6,249       $5,788      $5,374
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.38%        1.38%       1.41%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         2.03%        0.87%       1.30%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           2.14%        1.04%       1.43%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                    68.23%      157.45%     108.26%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           64.78%       54.74%      45.74%

(1) INCLUDES ONE CREDIT TOTALING $4.0 MILLION AT JUNE 30, 1999 AND $5.0 MILLION AT DECEMBER 31, 1998 AND JUNE 30, 1998 WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE IN EXCESS OF THE CARRYING VALUE OF THE CREDIT. THE RESTRUCTURED RATE ON THIS CREDIT WILL REMAIN BELOW THE CONTRACTUAL RATE UNTIL CASH FLOWS ARE AGAIN SUFFICIENT TO SUPPORT A MARKET RATE OF INTEREST.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.


                                      (15)

                                    PART II
                                    -------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 27, 1999 for the following purposes:

1.       To elect three directors;

2.       To consider  and vote upon the  approval of the 1999  Incentive  Stock
         Option Plan.

The proxy statement for this meeting was filed with the Securities and Exchange Commission.

PROPOSALS

1.       Election of Directors:

         NOMINEE                   TERM           FOR                 WITHHELD
         -------                   ----           ---                 --------
         Thomas F. Goldrick, Jr.   3 years        4,615,833           16,030
         John F. Picciano          3 years        4,619,355           12,508
         Suzanne H. Rueck          3 years        4,572,933           58,930

         The proposal was passed.

2.       The 1999 Incentive Stock Option Plan:

         FOR                        AGAINST                            ABSTAIN
         ---                        -------                            -------
         4,418,612                  163,299                            49,952

         The proposal was passed.

                                      (16)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




8/13/99                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



8/13/99                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (17)