Form 10-Q
period 1999-09-30
STATE BANCORP INC
filed 1999-11-15
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 1999

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

As of October 28, 1999, there were 6,987,578 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 1999 and December 31, 1998
     (Unaudited)                                                              1.

Consolidated  Statements of Income for the Three and Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)                                  2.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
     1999 and 1998 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     for the Nine Months Ended September 30, 1999 and 1998 (Unaudited)        4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   16.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   1999          1998
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $16,591,462   $19,274,435

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $1,239,581 IN 1999 AND $2,526,401 IN 1998)          1,231,835     2,516,035
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        406,381,567   279,338,611
                                                     ------------- -------------
TOTAL SECURITIES                                      407,613,402   281,854,646

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($6,960,709 IN 1999 AND $5,788,440 IN 1998)         458,940,675   414,847,940
BANK PREMISES AND EQUIPMENT - NET                       3,597,219     3,878,013
OTHER ASSETS                                           19,061,420    12,838,476
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $905,804,178  $732,693,510
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $139,811,432  $125,327,460
  SAVINGS                                             173,175,797   195,614,058
  TIME                                                365,995,622   276,079,430
                                                     ------------- -------------
TOTAL DEPOSITS                                        678,982,851   597,020,948

FEDERAL FUNDS PURCHASED                                12,700,000           -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE        100,484,875    34,529,000
OTHER SHORT-TERM BORROWINGS                            50,000,000    35,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           5,950,997     5,285,670

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     848,118,723   671,835,618
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                              -             -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 7,064,170 SHARES IN 1999
  AND 6,988,940 SHARES IN 1998; OUTSTANDING 6,973,527
  SHARES IN 1999 AND 6,902,866 SHARES IN 1998          35,320,850    32,966,700
SURPLUS                                                29,344,989    24,236,479
RETAINED EARNINGS                                       3,269,969     4,866,852
TREASURY STOCK                                           (488,375)     (188,375)
ACCUMULATED OTHER COMPREHENSIVE INCOME                 (9,235,104)     (364,710)
UNEARNED COMPENSATION                                    (526,874)     (659,054)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             57,685,455    60,857,892
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $905,804,178  $732,693,510
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------  ---------------------------------
                                                                        THREE MONTHS                          NINE MONTHS
                                                              ---------------------------------  ---------------------------------
                                                              ---------------   ---------------  -----------------   -------------
                                                                    1999              1998             1999               1998
                                                              ---------------   ---------------  -----------------   -------------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $ 10,397,512       $  9,178,208    $  29,415,506       $  27,141,603
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                               68,280            701,042          792,568           2,691,801
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               629,580            664,848          980,825           1,755,117
   MORTGAGE-BACKED SECURITIES                                      409,759            506,014        1,335,651           2,011,044
   GOVERNMENT AGENCY SECURITIES                                  4,466,677          2,267,091       11,495,154           6,908,746
   OTHER SECURITIES                                                 42,803             48,168          128,331             144,155
                                                              ------------       ------------    -------------       -------------
TOTAL INTEREST INCOME                                           16,014,611         13,365,371       44,148,035          40,652,466
                                                              ------------       ------------    -------------       -------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 3,894,232          3,196,241        9,636,800           9,531,181
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          2,891,398          2,973,358        7,849,027           9,182,912
                                                              ------------       ------------    -------------       -------------
TOTAL INTEREST EXPENSE                                           6,785,630          6,169,599       17,485,827          18,714,093
                                                              ------------       ------------    -------------       -------------
NET INTEREST INCOME                                              9,228,981          7,195,772       26,662,208          21,938,373
PROVISION FOR POSSIBLE LOAN LOSSES                                 750,000            450,000        2,250,000           1,350,000
                                                              ------------       ------------    -------------       -------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        8,478,981          6,745,772       24,412,208          20,588,373
                                                              ------------       ------------    -------------       -------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                427,209            302,833        1,064,957             862,590
NET SECURITY LOSSES                                               (106,889)           (13,877)        (164,358)            (58,100)
OTHER OPERATING INCOME                                             231,477             84,517          721,182             327,859
                                                              ------------       ------------    -------------       -------------
TOTAL OTHER INCOME                                                 551,797            373,473        1,621,781           1,132,349
                                                              ------------       ------------    -------------       -------------
INCOME BEFORE OPERATING EXPENSES                                 9,030,778          7,119,245       26,033,989          21,720,722
                                                              ------------       ------------    -------------       -------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         3,170,334          2,737,565        9,402,290           8,226,343
OCCUPANCY                                                          440,819            444,951        1,331,518           1,287,629
EQUIPMENT                                                          202,458            166,836          598,311             519,421
MARKETING AND ADVERTISING                                          144,000            119,000          432,000             347,000
DEPOSIT  ASSESSMENT  FEES                                           36,686             35,389          111,524             108,461
AMORTIZATION  OF  INTANGIBLES                                        9,035              9,034           27,103              74,520
OTHER  OPERATING  EXPENSES                                       1,102,312            934,238        3,175,726           2,830,588
                                                              ------------       ------------    -------------       -------------
TOTAL OPERATING EXPENSES                                         5,105,644          4,447,013       15,078,472          13,393,962
                                                              ------------       ------------    -------------       -------------
INCOME BEFORE INCOME TAXES                                       3,925,134          2,672,232       10,955,517           8,326,760
PROVISION FOR INCOME TAXES                                       1,169,784            880,068        3,382,494           2,845,541
------------------------------------------------              ------------       ------------    -------------       -------------
NET INCOME                                                    $  2,755,350       $  1,792,164    $   7,573,023       $   5,481,219
------------------------------------------------              ------------       ------------    -------------       -------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.39       $       0.26    $        1.09       $        0.80
------------------------------------------------              ------------       ------------    -------------       -------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.39       $       0.25    $        1.07       $        0.78
------------------------------------------------              ------------       ------------    -------------       -------------
------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,984,444          6,888,261        6,955,978           6,855,278
------------------------------------------------              ------------       ------------    -------------       -------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------   ------------
OPERATING ACTIVITIES:                                     1999           1998
----------------------------------------------------  -----------   ------------
  NET INCOME                                           $7,573,023    $5,481,219
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                  2,250,000     1,350,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             606,450       494,254
    AMORTIZATION OF INTANGIBLES                            27,103        74,520
    (ACCRETION) AMORTIZATION OF NET (DISCOUNT)
       PREMIUM ON SECURITIES                             (229,171)      769,145
    AMORTIZATION OF UNEARNED COMPENSATION                 190,991       315,748
    NET SECURITY LOSSES                                   164,358        58,100
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")      (39,086)          -
    (INCREASE) DECREASE IN OTHER ASSETS                (1,492,119)    1,240,849
    INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER LIABILITIES                              538,567       366,657
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               9,590,116    10,150,492
                                                     ------------   ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                        2,278,700    13,441,950
  PURCHASES OF SECURITIES HELD TO MATURITY               (994,500)   (6,531,200)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                         229,857,009   360,615,464
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                          65,871,633   238,408,002
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (436,408,820) (551,700,977)
  INCREASE IN LOANS - NET                             (46,342,735)  (12,309,785)
  PROCEEDS FROM SALE OF OREO                              112,798           -
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (325,656)     (425,678)
                                                     ------------   ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES  (185,951,571)   41,497,776
                                                     ------------   ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS              (7,954,289)   (7,308,597)
  INCREASE IN TIME DEPOSITS                            89,916,192     5,062,384
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED       12,700,000    (6,000,000)
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                          65,955,875   (14,318,000)
  INCREASE (DECREASE) IN OTHER SHORT-TERM
     BORROWINGS                                        15,000,000   (12,000,000)
  CASH DIVIDENDS PAID                                  (2,419,678)   (2,515,802)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    560,952       669,088
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   219,430       253,948
  PURCHASE OF TREASURY STOCK                             (300,000)          -
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   173,678,482   (36,156,979)
                                                     ------------   ------------
-----------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (2,682,973)   15,491,289
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  19,274,435    60,932,820
-----------------------------------------------------
----------------------------------------------------- -----------   ------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30              $16,591,462   $76,424,109
----------------------------------------------------- -----------   ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                    $17,199,803   $18,578,316
     INCOME TAXES PAID                                 $3,955,000    $3,518,592
     TRANSFER FROM LOANS TO OREO                              -        $325,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                           ($13,702,033)   $1,047,456
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $907,246      $778,704
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
-----------------------------------------------------------------------------
                                                                                  ACCUMULATED
                                                                                        OTHER
                                                                                      COMPRE-    UNEARNED                   COMPRE-
                                       COMMON                 RETAINED   TREASURY     HENSIVE     COMPEN-                   HENSIVE
                                        STOCK      SURPLUS    EARNINGS      STOCK      INCOME      SATION        TOTAL       INCOME
                                        -----      -------    --------      -----      ------      ------        -----       ------
BALANCE,  JANUARY 1,  1999        $32,966,700  $24,236,479  $4,866,852  ($188,375)  ($364,710)  ($659,054) $60,857,892

COMPREHENSIVE INCOME:
NET INCOME                                                   7,573,023                                       7,573,023  $ 7,573,023
                                                                                                                         ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES
 ARISING DURING THE PERIOD                                                                                               (8,836,285)
RECLASSIFICATION ADJUSTMENT
 FOR GAINS INCLUDED IN NET INCOME                                                                                           (34,109)
                                                                                                                         ----------
 TOTAL OTHER COMPREHENSIVE INCOME                                                  (8,870,394)              (8,870,394)  (8,870,394)
                                                                                                                         ----------
TOTAL COMPREHENSIVE INCOME                                                                                              ($1,297,371)
                                                                                                                         ----------
CASH DIVIDEND
 ($0.37 PER SHARE)                                          (2,546,439)                                     (2,546,439)

6% STOCK DIVIDEND (398,404 SHARES
 AT MARKET VALUE)                   1,992,020    4,631,447  (6,623,467)                                            -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (36,880 SHARES
 AT 95% OF MARKET VALUE)              184,400      376,552                                                     560,952

STOCK OPTIONS EXERCISED               177,730       41,700                                                     219,430

TREASURY STOCK PURCHASED                                                 (300,000)                            (300,000)

AMORTIZATION OF UNEARNED
 COMPENSATION                                       58,811                                        132,180      190,991
                                  -----------  -----------  ----------  --------- ------------  ---------- ------------
-----------------------------
BALANCE,  SEPTEMBER 30,  1999     $35,320,850  $29,344,989  $3,269,969  ($488,375)($9,235,104)  ($526,874) $57,685,455
-----------------------------
                                  -----------  -----------  ----------  --------- ------------  ---------- ------------
BALANCE,  JANUARY 1,  1998        $30,970,630  $18,457,388  $6,567,744         -    ($215,067)  ($850,432) $54,930,263

COMPREHENSIVE INCOME:
NET INCOME                                                   5,481,219                                       5,481,219  $ 5,481,219
                                                                                                                         ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS ARISING
  DURING THE PERIOD                                                                                                         697,523
RECLASSIFICATION ADJUSTMENT
  FOR GAINS INCLUDED IN NET INCOME                                                                                          (22,404)
                                                                                                                         ----------
  TOTAL OTHER COMPREHENSIVE INCOME                                                    675,119                  675,119      675,119
                                                                                                                         ----------
TOTAL COMPREHENSIVE INCOME                                                                                               $6,156,338
                                                                                                                        -----------
CASH DIVIDEND
 ($0.37 PER SHARE)                                          (2,563,979)                                     (2,563,979)

5% STOCK DIVIDEND (312,332 SHARES
 AT MARKET VALUE)                   1,561,660    4,997,312  (6,558,972)                                            -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (31,102 SHARES
 AT 95% OF MARKET VALUE)              155,510      513,578                                                     669,088

STOCK OPTIONS EXERCISED               204,695       49,253                                                     253,948

AMORTIZATION OF UNEARNED
   COMPENSATION                                    172,227                                        143,521      315,748
                                  ------------ -----------  ----------  ----------  ----------  ---------- -----------
-----------------------------
BALANCE,  SEPTEMBER 30,  1998     $32,892,495  $24,189,758  $2,926,012         -     $460,052   ($706,911) $59,761,406
-----------------------------     ------------ -----------  ----------  ----------  ----------  ---------- -----------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 1999 and December 31, 1998, its consolidated earnings for the nine months ended September 30, 1999 and 1998 and cash flows and changes in stockholders' equity and comprehensive income for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1998 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 1999.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 133,560 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 1999, 74,917 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

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


EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common

                                      (5)
shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing bid price for the common stock. Retroactive recognition has been given for stock dividends and splits, as well as for the adoption of SFAS No. 128, "Earnings Per Share."

For the Nine Months Ended September 30,                   1999              1998
---------------------------------------                   ----              ----
Net income                                          $7,573,023        $5,481,219
Average dilutive stock options outstanding             200,281           229,942
Average exercise price per share                         $4.87             $6.44
Average market price -  diluted basis                   $16.25            $21.34
Average common shares outstanding                    6,955,978         6,855,278
Increase in shares due to exercise of options -
diluted basis                                          103,422           142,189
                                                   -----------        ----------
Adjusted common shares outstanding -  diluted        7,059,400         6,997,467
                                                   ===========        ==========
Net income per share-basic                               $1.09             $0.80
                                                   ===========        ==========
Net income per share-diluted                             $1.07             $0.78
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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of approximately $769,000 and $1,420,000 was established for $4,481,474 and $8,352,709 of the total impaired loans at September 30, 1999 and December 31, 1998, respectively, with the balance of impaired loans requiring no specific allowance. The total average impaired loan balance was $5,817,324 for the quarter ended September 30, 1999 and $8,437,893 for the year ended December 31, 1998. Total impaired loans amounted to $5,812,500 and $8,662,116 at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, all impaired loans are collateral-dependent loans, and are measured based on the fair value of the underlying collateral. Total interest income recognized for impaired, nonaccrual and restructured loans was $8,400 and $8,106 for the three months ended September 30, 1999 and 1998, respectively, and $36,099 and $197,432 for the nine months ended September 30, 1999 and 1998, respectively.

                                      (6)

Activity in the allowance for possible loan losses for the nine months ended September 30, 1999 and 1998 is as follows:
                                                      1999             1998
                                                      ----             ----
Balance, January 1                              $5,788,440       $5,123,651
Provision charged to income                      2,250,000        1,350,000
Charge-offs, net of recoveries of
$294,108 in 1999 and $316,745 in 1998           (1,077,731)        (994,870)
                                                -----------      -----------
Balance, September 30                           $6,960,709       $5,478,781
                                                ===========      ===========



                                    (7)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview - State Bancorp, Inc. (the "Company") is a one-bank holding company, which was formed on June 24, 1986. The Company operates as the parent for its wholly-owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966. The income of the Company is derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company amounted to $905.8 million at September 30, 1999, an increase of $173.1 million or 23.6% when compared to December 31, 1998, primarily due to an increase in government agency securities, commercial loans and mortgages. Scheduled loan amortization, payments and normal clean up activity partially offset the new business that was generated during the first nine months of the year. The loan portfolio grew approximately 10.8% during the first nine months of 1999 and management anticipates continued expansion of the loan portfolio during the fourth quarter. Asset growth was funded primarily by higher deposit balances and an increase in short-term borrowings of $93.7 million during the first nine months of 1999, due to higher levels of Federal funds purchased and securities sold under agreements to repurchase.

At September 30, 1999, total deposits increased by $82.2 million to $679.0 million when compared to December 31, 1998. This increase was primarily due to an increase of $14.5 million in demand deposits and an $89.9 million increase in certificates of deposit, predominantly certificates of deposit over $100,000 ("Jumbo certificates of deposit"), offset by a decrease in savings deposits of $22.4 million. Growth in core deposits (demand, NOW, savings and money market accounts) of individuals, partnerships and corporations remains strong, due largely to the Company's two new branch locations in Suffolk County.

Average assets for the third quarter of 1999 were up by $135.8 million or 18.7% to $861.5 million from the comparable 1998 period. Sources of asset expansion included growth in the loan portfolio (up on average $70.1 million or 18.2%) and growth in investment securities (up on average $104.7 million or 40.1%). Funding this growth were increases in demand deposits and Jumbo certificates of deposit and an increase in average borrowed funds, primarily securities sold under agreements to repurchase and Federal Home Loan Bank advances, up on average by $44.0 million during the third quarter of 1999. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded an 31-basis point improvement in the third quarter net interest margin to 4.41%. Management anticipates that the Company's net interest margin may come under some pressure during the fourth quarter despite projected growth in loans and core deposits. Higher short-term interest rates are likely to squeeze spreads due to growth in the Company's use of the Jumbo certificates of deposits and borrowed funds as a funding source. The Company is liability-sensitive in the short-term and will be negatively impacted by higher rates.


                                       (8)

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 1999, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $57.7 million at September 30, 1999, a decrease of $2.1 million or 3.5% versus the comparable 1998 date. Excluding valuations related to SFAS No. 115 at September 30, 1999 and 1998, total stockholders' equity grew at a year-to-year rate of 11.4%. Average equity for the nine months ended September 30, 1999 increased $3.1 million or 5.1% from the comparable period. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of September 30, 1999 and compares them to current regulatory guidelines and December 31, and September 30, 1998 actual results.



TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-4.00%           4.00%            8.00%

Ratios as of:
    September 30, 1999    7.60%          12.01%           13.26%
    December 31, 1998     8.05%          12.82%           14.04%
    September 30, 1998    8.13%          13.29%           14.53%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%

Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets.
                                      (9)

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first three quarters 1999, the Company's liquidity position remained stable and well within acceptable industry standards. As previously described, low-cost demand and money fund deposit balances continued to grow during the third quarter of 1999, while at the same time, paydowns on mortgage-backed securities also provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 1999, the Company had access to $15.0 million in Federal Home Loan Bank lines of credit for overnight borrowings. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. The Federal Reserve Bank accepted the Company into its Borrower-in-Custody ("BIC") Program. This program allows the Company to pledge certain commercial mortgages and borrow up to 60% or 80% of the asset balances, depending on the risks associated with and the maturity dates of the collateral. Based on the requirements of allowable collateral, the Company estimates this line will approximate $40 million. This borrowing capacity should be formalized by the end of the fourth quarter of 1999.


Material Changes in Results of Operations - Despite a 67% increase in the provision for loan losses during 1999 versus 1998, net income for the nine months ended September 30, 1999 was $7.6 million, a 38.2% improvement over the comparable 1998 period. The higher level of earnings in 1999 resulted from a 21.5% improvement in net interest income, an increase in noninterest income and a lower effective income tax rate. Somewhat offsetting these improvements were increases in total operating expenses and the provision for loan losses.

The increase in net interest income, up $4.7 million to $26.7 million, resulted from an expanded interest-earning asset base, principally commercial loans and callable Government agency securities. The Company's average loan portfolio grew by $60.8 million or 16.0% during the first nine months of 1999 as compared to 1998, with $54.5 million attributable to increases in commercial loans and mortgages. The strength of the Long Island economy and the ongoing consolidation of the local banking market continue to provide opportunity for the Company to increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products. Management of the Company has also targeted the Suffolk and Queens County markets as the most obvious candidates for continued expansion of the loan portfolio during the coming months.

The Company's investment portfolio expanded, on average, by 20.4% during the first nine months of 1999 versus 1998, primarily through growth in callable Government agency securities (up on average $99.4 million) offset by a decrease in tax-exempt local municipal notes and paydowns on

                                      (10)
mortgage-backed securities (down on average $26.3 million and $15.5 million, respectively). Management of the Company continues to be an active purchaser of Agency securities due to their attractive yields and their pledgeability to secure municipal deposits.

Other income increased by 43.2% for the nine months ended September 30, 1999 as compared to 1998 due to increases in service charges on deposit accounts, annuity sales, wire transfer fees, ATM fees and a nonrecurring gain on the sale of an asset. Management expects that other income will continue to grow during the fourth quarter of 1999 for many of the same reasons.

Total operating expenses rose by 12.6% for the nine months ended September 30, 1999 as compared to the comparable 1998 period, mainly due to increases in salaries and employee benefits arising from staff expansion in product support areas. In addition, other operating expenses increased due to higher marketing and advertising costs coupled with increases in credit and collection fees and computer-related depreciation costs. Somewhat offsetting the foregoing expense increases was a decline in core deposit intangibles amortization expense and a reduction in costs related to maintenance on foreclosed properties.

The increase in operating expenses during the first nine months of 1999 was offset by an increase in net revenue, resulting in a lower operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 1999 efficiency ratio decreased to 51.8% from 55.8% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, increased slightly during the first nine months of 1999 to 2.50% from a level of 2.43% in 1998. This ratio still places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $7.8 million at September 30, 1999, an increase of $3.4 million versus December 31, 1998 and $2.7 million versus the comparable 1998 date. The level of restructured, accruing loans at September 30, 1999 declined by $5.1 million when compared to year-end 1998. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. The reduction in restructured, accruing loans that took place during the second quarter of 1999 primarily resulted from the shift of a $4.0 million credit to the nonaccrual loan category. As outlined in the Company's 1998 Annual Report to Stockholders, this credit is collateralized by commercial real estate with a current appraised value in excess of the carrying value of the credit. The restructured rate on this credit will remain below the contractual rate until cash flows are again sufficient to support a market rate of interest. The allowance for possible loan losses amounted to $7.0 million or 1.49% of total loans at September 30, 1999 versus $5.5 million and 1.41%, respectively, at the comparable 1998 date. The allowance for possible loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 90.5% at September 30, 1999 from 54.7% and 51.1% at
December 31, 1998 and September 30, 1998, respectively. The higher 1999 provision for possible loan losses reflects the continued growth in the Company's loan portfolio and the level of

                                       (11)
nonperforming loans. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.


Year 2000 Compliance

The Year 2000 ("Y2K") problem centers on the inability of certain computer systems to recognize the Year 2000. Many existing computer programs may incorrectly identify a four-digit date field ending in "00" as the year 1900 rather than the year 2000. The Company, like other banks and financial services firms that rely on date-sensitive information in their calculations, may be negatively impacted by the Y2K problem. If computer systems are not corrected to properly identify the Year 2000, computer systems applications may fail or produce erroneous results, which could impact the Company's ability to transact normal business activities. In addition, in certain instances, failure to adequately address the Y2K problem could adversely impact Company's suppliers, creditors and the creditworthiness of its borrowers.

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

The Company's Y2K Action Team, formed in 1996 to address this problem, completed the first three phases of the Company's Y2K project: the Awareness, Assessment and Renovation phases. The Renovation phase for all mission-critical systems, which includes upgrading all noncompliant hardware and software, was completed in the fourth quarter of 1998. The Action team completed the most important phase of the project: the Validation phase. The Company is concentrating on training employees to carry out the contingency plan. The Company tested all critical applications as of the end of the first quarter 1999. Based on these tests, management anticipates that all of the Company's mission critical date-sensitive hardware, software and other systems will be Y2K compliant; however, the probability of such likelihood cannot be determined. The Company has not developed any of its own computer programs internally nor does it employ a programming staff. All of the software related to its major application systems has been purchased from third party vendors. Generally, software provided by third parties and included in the Company's systems is developed by leading software suppliers with Y2K programs underway and a vast majority of these vendors have certified that their products are Y2K compliant. As part of its assessment procedures, the Company assessed and continues to monitor the action plans of each major outside vendor. There can, however, be no guarantee that the software of other companies, on which the Company's systems rely, will be timely converted or that failure to properly convert by another company would not have a material adverse effect on the Company. The Company presently believes that, with continued modifications to existing software and conversions to new software, the Y2K problem will be mitigated without causing a material adverse effect upon the operations of the Company and that

                                      (12)
its internal systems and equipment will be Y2K compliant in a timely manner.

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

Monitoring and managing the Y2K Project will result in additional direct and indirect costs to the Company. Direct charges include potential charges by third party software vendors for product enhancements, costs involved in testing software products for Y2K compliance, training, and any resulting costs for developing and implementing contingency plans for critical software products that are not enhanced. Indirect costs will principally consist of the time devoted by employees in monitoring software vendor progress, testing enhanced software products and implementing any contingency plans. The Company estimates that the total costs related to the Y2K problem are $225,000, of which $80,000 is primarily related to the costs to enhance or replace software and hardware problems. The balance is not likely to be incremental costs, but rather will represent the redeployment of existing resources. Two of the Company's other information technology projects, document and check imaging and personal computer banking, have been delayed due to the implementation of the Y2K project. Both direct and indirect costs of addressing the Y2K problem will be charged to earnings as incurred. To date, $200,000 of the total estimated costs associated with the Y2K problem have been expended. Funds are provided by operations and are included in existing operating budgets.

The preceding Y2K issue discussion contains various forward-looking statements, which represent the Company's beliefs or expectations regarding future events. When used in the Y2K discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve a number of risks and uncertainties. The anticipated impact and costs of the Y2K project, as well as the date on which the Company expects to complete the remediation and validation phases and the contingency plan of its Y2K project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Differences include, but are not limited to, the availability of qualified personnel and other information technology; the ability to identify and remediate all date sensitive lines of computer code or to replace computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems. Based on its current estimates and information currently available, costs associated to ensure compliance with Y2K issues are not expected to have a material adverse effect on the Company's consolidated financial statements in 1999.



                                      (13)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          SEPTEMBER 30, 1999
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 290,828   $  19,547  $  84,621  $  63,733  $   7,172  $ 465,901
   Securities Held to Maturity                                          649         242        257         84        -        1,232
   Securities  Available  for  Sale 3)                               23,860     112,212     44,189    237,107      3,306    420,674
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         315,337     132,001    129,067    300,924     10,478    887,807
   Unrealized Net Loss on Securities Available for Sale             (14,292)        -          -          -          -      (14,292)
   Cash and Due from Banks                                           16,591         -          -          -          -       16,591
   All  Other  Assets 7)                                              6,002       2,456        -          -        7,240     15,698
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 323,638   $ 134,457  $ 129,067  $ 300,924  $  17,718  $ 905,804
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $  10,774   $  10,774  $  86,189  $     -    $     -    $ 107,737
   Money  Fund  and  Now  Accounts 5)                                28,744       7,251     29,444        -          -       65,439
   Time  Deposits 6)                                                326,722      20,000     18,749        525        -      365,996
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       366,240      38,025    134,382        525        -      539,172
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                163,185         -          -          -          -      163,185
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   529,425      38,025    134,382        525        -      702,357
   All  Other  Liabilities,  Equity and Demand Deposits 7)            5,200         687         65        -      197,495    203,447
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 534,625   $  38,712  $ 134,447  $     525  $ 197,495  $ 905,804
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                  ($ 214,088) ($ 120,112)($ 125,427) $ 174,972  $ 185,450
         Cumulative Interest-Sensitivity Ratio 9)                      59.6%       78.8%      82.1%     124.9%     126.4%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                    (23.6%)     (13.3%)    (13.8%)     19.3%      20.5%

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

                                      (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES SEPTEMBER 30, 1999 VERSUS DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            9/30/99     12/31/98     9/30/98
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $7,172 (1)   $3,676      $4,622
OTHER REAL ESTATE OWNED                         631          704         514
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $7,803       $4,380      $5,136
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $  487       $5,545 (1)  $5,548(1)
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $   29       $1,352      $  545
GROSS  LOANS  OUTSTANDING                  $465,901     $420,636    $388,623
TOTAL  STOCKHOLDERS'  EQUITY                $57,685      $60,858     $59,761

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
                                           ----------------------------------
  POSSIBLE LOAN LOSSES:                     9/30/99     12/31/98     9/30/98
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $6,249       $5,479      $5,374
PROVISION                                       750          450         450
NET CHARGE-OFFS                                 (38)        (141)       (345)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $6,961       $5,788      $5,479
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.49%        1.38%       1.41%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.54%        0.87%       1.19%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.67%        1.04%       1.32%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                    97.06%      157.45%     118.54%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING           90.54%       54.74%      51.13%

(1)  INCLUDES ONE CREDIT TOTALING $4.0 MILLION AT SEPTEMBER 30, 1999 AND
     $5.0 MILLION AT DECEMBER 31, 1998 AND SEPTEMBER 30, 1998 WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE IN EXCESS OF THE CARRYING VALUE OF THE CREDIT.
     THE  RESTRUCTURED  RATE ON THIS CREDIT WILL
     REMAIN BELOW THE CONTRACTUAL RATE UNTIL CASH FLOWS ARE AGAIN SUFFICIENT TO SUPPORT A MARKET RATE OF INTEREST.

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



                               STATE BANCORP, INC.




11/12/99                                        s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



11/12/99                                        s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (16)