Form 10-Q
period 2000-03-31
STATE BANCORP INC
filed 2000-05-16
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2000

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

As of April 27, 2000, there were 6,990,794 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 2000 and December 31, 1999
     (Unaudited)                                                              1.

Consolidated  Statements of Income for the Three Months Ended
     March 31, 2000 and 1999 (Unaudited)                                      2.

Consolidated Statements of Cash Flows for the Three Months Ended March 31,
     2000 and 1999 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Three Months Ended March 31, 2000 and 1999 (Unaudited)    4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.


PART II.      OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K                                14.

SIGNATURES                                                                   15.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   2000          1999
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $25,553,046   $37,428,471
FEDERAL FUNDS SOLD                                      4,000,000    27,000,000
                                                      -----------  -------------
CASH AND CASH EQUIVALENTS                              29,553,046    64,428,471

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $516,119 IN 2000 AND $565,528 IN 1999)                517,600       569,002
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        391,475,569   376,861,995
                                                     ------------- -------------
TOTAL SECURITIES                                      391,993,169   377,430,997

LOANS - NET OF ALLOWANCE FOR POSSIBLE LOAN LOSSES
  ($7,352,889 IN 2000 AND $7,106,627 IN 1999)         480,099,527   481,841,758
BANK PREMISES AND EQUIPMENT - NET                       3,899,156     3,639,681
OTHER ASSETS                                           22,108,873    22,488,503
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $927,653,771  $949,829,410
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $142,045,732  $132,961,189
  SAVINGS                                             181,593,593   198,396,801
  TIME                                                461,015,804   473,104,936
                                                     ------------- -------------
TOTAL DEPOSITS                                        784,655,129   804,462,926

FEDERAL FUNDS PURCHASED                                10,000,000    16,450,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE         41,635,000    26,888,000
OTHER SHORT-TERM BORROWINGS                            29,000,000    40,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           4,915,005     5,925,387

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     870,205,134   893,726,313
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                              -             -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 7,093,424 SHARES IN 2000
  AND 7,078,221 SHARES IN 1999; OUTSTANDING 6,976,523
  SHARES IN 2000 AND 6,962,606 SHARES IN 1999          35,467,120    35,391,105
SURPLUS                                                29,622,951    29,492,832
RETAINED EARNINGS                                       6,928,423     5,119,181
TREASURY STOCK (67,700 SHARES IN 2000
  AND 62,200 SHARES IN 1999)                             (991,167)     (918,649)
ACCUMULATED OTHER COMPREHENSIVE LOSS                  (13,136,650)  (12,501,470)
UNEARNED COMPENSATION                                    (442,040)     (479,902)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             57,448,637    56,103,097
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $927,653,771  $949,829,410
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------
                                                                        THREE MONTHS
                                                              ---------------------------------
                                                              ---------------   ---------------
                                                                    2000              1999
                                                              ---------------   ---------------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $ 11,373,623       $  9,285,996
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              132,084            357,254
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               722,536            162,228
   MORTGAGE-BACKED SECURITIES                                      321,460            469,622
   GOVERNMENT AGENCY SECURITIES                                  4,921,128          3,402,921
   OTHER SECURITIES                                                127,954             44,786
                                                              ------------       ------------
TOTAL INTEREST INCOME                                           17,598,785         13,722,807
                                                              ------------       ------------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 4,893,033          2,742,153
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          3,314,196          2,480,524
                                                              ------------       ------------
TOTAL INTEREST EXPENSE                                           8,207,229          5,222,677
                                                              ------------       ------------
NET INTEREST INCOME                                              9,391,556          8,500,130
PROVISION FOR POSSIBLE LOAN LOSSES                               1,000,000            750,000
                                                              ------------       ------------
NET INTEREST INCOME AFTER PROVISION
 FOR POSSIBLE LOAN LOSSES                                        8,391,556          7,750,130
                                                              ------------       ------------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                498,362            298,097
NET SECURITY (LOSSES) GAINS                                        (88,506)            45,552
OTHER OPERATING INCOME                                             315,047            153,856
                                                              ------------       ------------
TOTAL OTHER INCOME                                                 724,903            497,505
                                                              ------------       ------------
INCOME BEFORE OPERATING EXPENSES                                 9,116,459          8,247,635
                                                              ------------       ------------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         3,645,578          3,093,520
OCCUPANCY                                                          444,599            447,488
EQUIPMENT                                                          217,563            195,786
MARKETING AND ADVERTISING                                          180,000            144,000
DEPOSIT  ASSESSMENT  FEES                                           40,101             38,390
AMORTIZATION  OF  INTANGIBLES                                        9,034              9,034
OTHER  OPERATING  EXPENSES                                         767,261          1,049,821
                                                              ------------       ------------
TOTAL OPERATING EXPENSES                                         5,304,136          4,978,039
                                                              ------------       ------------
INCOME BEFORE INCOME TAXES                                       3,812,323          3,269,596
PROVISION FOR INCOME TAXES                                       1,096,063          1,020,831
------------------------------------------------              ------------       ------------
NET INCOME                                                    $  2,716,260       $  2,248,765
------------------------------------------------              ------------       ------------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.39       $       0.33
------------------------------------------------              ------------       ------------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.39       $       0.32
------------------------------------------------              ------------       ------------
------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       6,974,808          6,918,443
------------------------------------------------              ------------       ------------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------   ------------
OPERATING ACTIVITIES:                                     2000           1999
----------------------------------------------------  -----------   ------------
  NET INCOME                                           $2,716,260    $2,248,765
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR POSSIBLE LOAN LOSSES                  1,000,000       750,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             215,034       199,640
    AMORTIZATION OF INTANGIBLES                             9,034         9,034
    (ACCRETION) AMORTIZATION OF NET (DISCOUNT)
       PREMIUM ON SECURITIES                             (339,685)       48,046
    AMORTIZATION OF UNEARNED COMPENSATION                  48,703        64,914
    NET SECURITY LOSSES (GAINS)                            88,506       (45,552)
    DECREASE IN OTHER ASSETS, NET                         737,303     1,019,870
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER LIABILITIES                           (1,010,927)     (559,194)
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,464,228     3,735,523
                                                     ------------   ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                           51,400       200,000
  PURCHASES OF SECURITIES HELD TO MATURITY                    -        (257,000)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                          15,255,942    32,863,181
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                          18,745,058    43,501,398
  PURCHASES OF SECURITIES AVAILABLE FOR SALE          (49,365,280)  (70,976,717)
  DECREASE (INCREASE) IN LOANS - NET                      742,231   (16,904,526)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET         (474,509)     (206,515)
                                                     ------------   ------------
NET CASH USED IN INVESTING ACTIVITIES                 (15,045,158)  (11,780,179)
                                                     ------------   ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  DECREASE IN DEMAND AND SAVINGS DEPOSITS              (7,718,665)   (3,963,148)
  (DECREASE) INCREASE IN TIME DEPOSITS                (12,089,132)   17,819,092
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED       (6,450,000)    5,200,000
  INCREASE IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                          14,747,000       181,000
  (DECREASE) INCREASE IN OTHER SHORT-TERM
     BORROWINGS                                       (11,000,000)    3,500,000
  CASH DIVIDENDS PAID                                    (906,473)     (779,044)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    188,693       208,208
  PROCEEDS FROM STOCK OPTIONS EXERCISED                     6,600       170,623
  PURCHASE OF TREASURY STOCK                              (72,518)          -
                                                     ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (23,294,495)   22,336,731
                                                     ------------   ------------
-----------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (34,875,425)   14,292,075
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  64,428,471    19,274,435
-----------------------------------------------------
----------------------------------------------------- -----------   ------------
CASH AND CASH EQUIVALENTS - MARCH 31                  $29,553,046   $33,566,510
----------------------------------------------------- -----------   ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                     $8,775,038    $5,225,059
     INCOME TAXES PAID                                   $156,000      $503,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                            ($1,001,887)  ($2,511,066)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $907,018      $786,421
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                                                                          OTHER
                                                                                        COMPRE-    UNEARNED                  COMPRE-
                                       COMMON                 RETAINED   TREASURY       HENSIVE     COMPEN-                  HENSIVE
                                        STOCK      SURPLUS    EARNINGS      STOCK          LOSS      SATION        TOTAL      INCOME
                                        -----      -------    --------      -----        ------      ------        -----      ------
BALANCE,  JANUARY 1,  2000        $35,391,105  $29,492,832  $5,119,181  ($918,649) ($12,501,470)  ($479,902) $56,103,097

COMPREHENSIVE INCOME:
NET INCOME                                                   2,716,260                                         2,716,260  $2,716,260
                                                                                                                          ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES
 ARISING DURING THE PERIOD                                                                                                 (663,733)
RECLASSIFICATION ADJUSTMENT
 FOR LOSSES INCLUDED IN NET INCOME                                                                                            28,553
                                                                                                                          ----------
 TOTAL OTHER COMPREHENSIVE LOSS                                                        (635,180)                (635,180)  (635,180)
                                                                                                                          ----------
TOTAL COMPREHENSIVE INCOME                                                                                                $2,081,080
                                                                                                                          ----------
CASH DIVIDEND
 ($0.13 PER SHARE)                                            (907,018)                                         (907,018)

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (13,936 SHARES
 AT 95% OF MARKET VALUE)               69,680      119,013                                                       188,693

STOCK OPTIONS EXERCISED                 6,335          265                                                         6,600

TREASURY STOCK PURCHASED                                                  (72,518)                               (72,518)

AMORTIZATION OF UNEARNED
 COMPENSATION                                       10,841                                           37,862       48,703
                                  -----------  -----------  ----------  ---------   ------------  ---------- ------------
-----------------------------
BALANCE,  MARCH 31,  2000         $35,467,120  $29,622,951  $6,928,423  ($991,167) ($13,136,650)  ($442,040) $57,448,637
-----------------------------
                                  -----------  -----------  ----------  ---------   ------------  ---------- ------------
BALANCE,  JANUARY 1,  1999        $32,966,700  $24,236,479  $4,866,852  ($188,375)    ($364,710)  ($659,054) $60,857,892

COMPREHENSIVE INCOME:
NET INCOME                                                   2,248,765                                         2,248,765  $2,248,765
                                                                                                                          ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING LOSSES ARISING
  DURING THE PERIOD                                                                                                      (1,598,231)
RECLASSIFICATION ADJUSTMENT
  FOR GAINS INCLUDED IN NET INCOME                                                                                          (34,109)
                                                                                                                          ----------
  TOTAL OTHER COMPREHENSIVE LOSS                                                     (1,632,340)              (1,632,340)(1,632,340)
                                                                                                                          ----------
TOTAL COMPREHENSIVE INCOME                                                                                                  $616,425
                                                                                                                         -----------
CASH DIVIDEND
 ($0.11 PER SHARE)                                            (784,981)                                         (784,981)

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (13,485 SHARES
 AT 95% OF MARKET VALUE)               67,425      140,783                                                       208,208

STOCK OPTIONS EXERCISED               140,220       30,403                                                       170,623

AMORTIZATION OF UNEARNED
   COMPENSATION                                     21,057                                           43,857       64,914
                                  ------------ -----------  ----------  ----------    ----------  ---------- -----------
-----------------------------
BALANCE,  MARCH 31,  1999         $33,174,345  $24,428,722  $6,330,636  ($188,375)  ($1,997,050)  ($615,197) $61,133,081
-----------------------------     ------------ -----------  ----------  ----------    ----------  ---------- -----------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 2000 and December 31, 1999, its consolidated earnings for the three months ended March 31, 2000 and 1999 and cash flows and changes in stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2000.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 133,560 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 2000, 84,359 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

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


                                      (5)

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
128, "Earnings Per Share."

For the Three Months Ended March 31,                      2000              1999
---------------------------------------                   ----              ----
Net income                                          $2,716,260        $2,248,765
Average dilutive stock options outstanding             268,481           273,572
Average exercise price per share                         $6.42             $8.56
Average market price -  diluted basis                   $13.45            $17.27
Average common shares outstanding                    6,974,808         6,918,443
Increase in shares due to exercise of options -
  diluted basis                                         81,685           108,028
                                                   -----------        ----------
Adjusted common shares outstanding -  diluted        7,056,493         7,026,471
                                                   ===========        ==========
Net income per share-basic                               $0.39             $0.33
                                                   ===========        ==========
Net income per share-diluted                             $0.39             $0.32
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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for possible loan losses of approximately $1,305,000 and $608,000 was established for $5,359,378 and $3,981,474 of the total impaired loans at March 31, 2000 and December 31, 1999, respectively, with the balance of impaired loans in 2000 requiring no specific allowance. The total average impaired loan balance was $5,991,441 for the quarter ended March 31, 2000 and $6,581,068 for the year ended December 31, 1999. Total impaired loans amounted to $5,893,378 and $3,981,474 at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, all impaired loans are collateral-dependent loans, and are measured based on the fair value of the underlying collateral. Total interest income recognized for impaired, nonaccrual and restructured loans was $42,947 and $20,166 for the three months ended March 31, 2000 and 1999, respectively.

                                      (6)

Activity in the allowance for possible loan losses for the three months ended March 31, 2000 and 1999 is as follows:
                                                      2000             1999
                                                      ----             ----
Balance, January 1                              $7,106,627       $5,788,440
Provision charged to income                      1,000,000          750,000
Charge-offs, net of recoveries of
  $40,227 in 2000 and $136,961 in 1999            (753,738)         (27,941)
                                                -----------      -----------
Balance, March 31                               $7,352,889       $6,510,499
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

Material Changes in Financial Condition - Total assets of the Company amounted to $927.7 million at March 31, 2000, a decrease off $22.2 million or 2.4% when compared to December 31, 1999, primarily due to a $34.9 million decrease in cash and cash equivalents. This decrease was slightly offset by a $14.6 million increase in investments, primarily due to the activity of SB Portfolio. The loan portfolio decreased less than 1.0% during the first quarter but management anticipates continued expansion of the loan portfolio throughout the balance of the year. The decrease in assets correlates to the decrease in deposits described below.

At March 31, 2000, total deposits decreased by $19.8 million to $784.7 million when compared to December 31, 1999. This decrease was primarily due to declines of $12.1 million in certificates of deposit, predominantly certificates of deposit over $100,000 ("Jumbo certificates of deposit") and $16.8 million in savings deposits. Somewhat offsetting these reductions was a $9.1 million increase in demand deposits. The Company also experienced a decrease in short-term borrowings of $2.7 million during the first quarter. Management expects higher time deposit balances in the second quarter due to a retail certificate of deposit promotion that began in April. In addition, core deposit balances are also expected to grow as a result of anticipated branch openings during the second half of 2000.

Average assets for the first quarter of 2000 were up by $161.4 million or 21.2% to $922.1 million from the comparable 1999 period. Sources of asset expansion included a $110.9 million or 41.0% average increase in securities available for sale, primarily taxable Agency securities, and an increase in average commercial loans and mortgages of approximately $56.0 million or 14.0%. Total growth in the loan portfolio was up on average $57.8 million or 13.6%. Funding this growth were increases in demand deposits, money fund accounts and Jumbo certificates of deposit. Average borrowed funds, primarily securities sold under agreements to repurchase, increased by $1.7 million during the first quarter of 2000, compared to 1999. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 38 basis point narrowing of the first quarter net interest margin to 4.23%. Management anticipates that growth in loans during the balance of 2000 coupled with a continued increase in core deposit balances will serve to widen the net interest rate spread during the last three quarters of the year.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with

                                       (8)
its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 2000, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $57.4 million at March 31, 2000, a decrease of $3.7 million or 6.0% versus the comparable 1999 date. Excluding valuations related to SFAS No. 115 at March 31, 2000 and 1999, total stockholders' equity grew at a year-to-year rate of 11.8%. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of March 31, 2000 and compares them to current regulatory guidelines and December 31 and March 31, 1999 actual results.



TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-4.00%           4.00%            8.00%

Ratios as of:
    March 31, 2000        7.45%          12.07%           13.32%
    December 31, 1999     7.02%          11.78%           13.01%
    March 31, 1999        8.22%          12.75%           14.00%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%

Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company.
                                      (9)

Throughout the first quarter of 2000, the Company's liquidity position remained stable and well within acceptable industry standards. During the first quarter of 2000, paydowns on mortgage-backed securities and loans provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 2000, the Company had access to $35.4 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $6.0 million in securities available to be pledged to secure repurchase agreements or other borrowings at March 31, 2000.


Material Changes in Results of Operations - Despite a 33% increase in the provision for loan losses during 2000 versus 1999, net income for the three months ended March 31, 2000 was $2.7 million, a 20.8% improvement over the comparable 1999 period. The higher level of earnings in 2000 resulted from 10.5% and 80.0% improvements in net interest income and noninterest income, respectively, coupled with a lower effective income tax rate. Somewhat offsetting these improvements were increases in total operating expenses and net security losses during the first quarter of 2000.

The increase in net interest income, up $900 thousand to $9.4 million, resulted from an expanded interest-earning asset base, principally commercial loans and mortgages, and an increase in the prime rate (9.00% in March 2000 versus 7.75% in March 1999.) The Company's average loan portfolio grew by $57.8 million or 13.6% compared to the first quarter of 1999, with $56 million attributable to increases in commercial loans and mortgages. The strength of the Long Island economy and the ongoing consolidation of the local banking market continue to provide opportunity for the Company to increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products. Management of the Company has also targeted the Suffolk and Queens County markets as the most obvious candidates for expansion of the loan portfolio during 2000.

The Company's investment portfolio expanded, on average, by 41.0% in 2000 versus 1999, primarily through growth in callable Government agency securities (up on average $84.5 million or 40.0%) and local municipal securities (up on average $62.8 million). A decrease in mortgage-backed securities of $17.2 million and a $20.6 million increase in unrealized losses offset the net increase in the portfolio. Management of the Company continues to be an active purchaser of agency securities due to their attractive yields and their pledgeability to secure municipal deposits.

Other income increased by 45.7% in the first quarter of 2000 due to an increase in service charges on deposit accounts. Excluding the impact of securities transactions, other income increased by
                                      (10)

80.0% in 2000. Annuity sales, wire transfer fees and ATM fees were the primary drivers behind this growth. Management expects that other income will grow at a somewhat slower rate during the balance of 2000 when compared to last year's results. Improved deposit service and return item charges, growth in annuity sales and wire transfer fees and the imposition of an ATM surcharge on non-customers are all expected to contribute to this growth.

Total operating expenses rose by 6.6% during the first quarter of 2000, mainly due to increases in salaries and employee benefits arising from staff expansion in product support areas offset by slight decreases in miscellaneous other operating expenses. There were no expenses related to Y2K compliance during the first quarter 2000.

The increase in operating expenses during the first quarter of 2000 was offset by an increase in net revenue, resulting in a lower operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 2000 efficiency ratio decreased to 50.0% from 54.5% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, decreased during the first three months of 2000 to 2.31% from a level of 2.65% in 1999. This ratio places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $6.2 million at March 31, 2000, an increase from $5.2 million at December 31, 1999 and $5.9 million at the comparable 1999 date. As of March 31, 2000, restructured, accruing loans declined by $91 thousand. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest increased by $357 thousand when compared to year-end 1999.

The allowance for possible loan losses amounted to $7.4 million or 1.5% of total loans at March 31, 2000 versus $6.5 million and 1.49%, respectively, at the comparable 1999 date. The allowance for possible loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 106.5% at March 31, 2000 from 60.8% at March 31, 1999. This is down slightly from 126.5% at December 31, 1999. The higher 2000 provision for possible loan losses during the first quarter reflects the increase in nonperforming loans at March 31, 2000. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.
                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (CONTINUED)

                                            ===============================================================================
                                                                          MARCH 31, 2000
-----------------
TABLE  2-2                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 310,746   $  14,270  $  97,941  $  58,282  $   6,213  $ 487,452
   Federal Funds Sold                                                 4,000         -          -          -          -        4,000
   Securities Held to Maturity                                          242         -          276        -          -          518
   Securities  Available  for  Sale 3)                               68,659      33,557     38,190    267,183      4,286    411,875
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         383,647      47,827    136,407    325,465     10,499    903,845
   Unrealized Net Loss on Securities Available for Sale             (20,399)        -          -          -          -      (20,399)
   Cash and Due from Banks                                           25,553         -          -          -          -       25,553
   All  Other  Assets 7)                                              6,632       2,638        -          -        9,385     18,655
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 395,433   $  50,465  $ 136,407  $ 325,465  $  19,884  $ 927,654
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $   4,982   $   4,982  $  39,859  $  49,824  $     -    $  99,647
   Money  Fund  and  Now  Accounts 5)                                39,535       4,712     37,700        -          -       81,947
   Time  Deposits 6)                                                415,776      24,808     19,883        549        -      461,016
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       460,293      34,502     97,442     50,373        -      642,610
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 80,635         -          -          -          -       80,635
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   540,928      34,502     97,442     50,373        -      723,245
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,745       1,113         57        -      199,494    204,409
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 544,673   $  35,615  $  97,499  $  50,373  $ 199,494  $ 927,654
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                  ($ 157,281) ($ 143,956)($ 104,991) $ 170,101  $ 180,600
         Cumulative Interest-Sensitivity Ratio 9)                      70.9%       75.0%      84.4%     123.5%     125.0%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                    (17.0%)     (15.5%)    (11.3%)     18.3%      19.5%

1) Allocations to specific interest sensitivity periods are based on the earlier of the repricing or maturity date.
2)   Nonaccrual  loans  are  shown in the  non-interest  sensitive  category.
3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.
4) Savings deposits are assumed to decline at a rate of 10% per year over a ten-year period based upon the nature of their historically stable core deposit relationships.
5) Money Fund and NOW accounts of individuals, partnerships and corporations are assumed to decline at a rate of 20% per year over a five-year period
     based  upon  the  nature  of  their   historically   stable  core   deposit
     relationships. Money Fund and NOW accounts of municipalities are included in the 0 - 6 months category.
6)   Reflected as maturing in each instrument's period of contractual maturity.
7) Other Assets and Liabilities are shown according to payment schedule or a reasonable estimate thereof.
8)   Total interest-earning assets minus total interest-bearing liabilities.
9) Total interest-earning assets as a percentage of total interest bearing liabilities.

                                      (12)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR POSSIBLE LOAN LOSSES MARCH 31, 2000 VERSUS DECEMBER 31, 1999 AND MARCH 31, 1999
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            3/31/00     12/31/99     3/31/99
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $6,213 (1)   $5,194 (1)  $5,171
OTHER REAL ESTATE OWNED                         -            -           704
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $6,213       $5,194      $5,875
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $  331       $  422      $  492
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $  360       $    3      $5,039 (1)
GROSS  LOANS  OUTSTANDING                  $487,452     $488,948    $437,513
TOTAL  STOCKHOLDERS'  EQUITY                $57,449      $56,103     $61,133

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
  POSSIBLE LOAN LOSSES:                    ----------------------------------
                                            3/31/00     12/31/99     3/31/99
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $7,107       $6,961      $5,788
PROVISION                                     1,000          750         750
NET CHARGE-OFFS                                (754)        (604)        (28)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $7,353       $7,107      $6,510
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.51%        1.45%       1.49%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.27%        1.06%       1.18%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.27%        1.06%       1.34%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   118.35%      136.83%     125.89%

ALLOWANCE FOR POSSIBLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING          106.50%      126.48%      60.83%

(1) INCLUDES ONE CREDIT TOTALING $3.4 MILLION AT MARCH 31, 2000, $3.5 MILLION AT DECEMBER 31, 1999 AND $5.0 MILLION AT MARCH 31, 1999, WHICH IS COLLATERALIZED BY COMMERCIAL REAL ESTATE WITH A CURRENT APPRAISED VALUE IN EXCESS OF THE CARRYING VALUE OF THE CREDIT.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.


                                      (13)

                                     PART II


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On March 8, 2000, the Company filed a report on Form 8-K indicating that on February 29, 2000, the Company's Board of Directors authorized an increase in its stock repurchase program under which the Company may now buy up to 500,000 shares of its common stock. The Board had previously authorized the repurchase of up to 200,000 shares at its November 1998 meeting. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market. The program may be discontinued at any time. State Bancorp, Inc. currently has 7.0 million shares of common stock outstanding.




                                      (14)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




5/15/00                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



5/15/00                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (15)