Form 10-Q
period 2000-06-30
STATE BANCORP INC
filed 2000-08-11
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 2000

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

As of July 28, 2000, there were 7,581,614 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999
     (Unaudited)                                                              1.

Consolidated  Statements of Income for the Three and Six Months Ended
     June 30, 2000 and 1999 (Unaudited)                                       2.

Consolidated Statements of Cash Flows for the Six Months Ended June 30,
     2000 and 1999 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Six Months Ended June 30, 2000 and 1999 (Unaudited)       4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       14.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings - None                                        N/A

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders             16.

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   17.

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------------------
-----------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999 (UNAUDITED)
-----------------------------------------------------
-----------------------------------------------------
ASSETS:                                                   2000          1999
----------------------------------------------------- -----------  -------------
CASH AND DUE FROM BANKS                               $35,490,045   $37,428,471
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL               -      27,000,000
                                                      -----------  -------------
CASH AND CASH EQUIVALENTS                              35,490,045    64,428,471

SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $273,066 IN 2000 AND $565,528 IN 1999)                275,600       569,002
  AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE        354,557,381   376,861,995
                                                     ------------- -------------
TOTAL SECURITIES                                      354,832,981   377,430,997

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($8,079,223 IN 2000 AND $7,106,627 IN 1999)         472,740,846   481,841,758
BANK PREMISES AND EQUIPMENT - NET                       4,289,466     3,639,681
OTHER ASSETS                                           24,985,839    22,488,503
--------------------------------------------------   ------------- -------------
TOTAL ASSETS                                         $892,339,177  $949,829,410
--------------------------------------------------   ============= =============

--------------------------------------------------
LIABILITIES:
--------------------------------------------------
DEPOSITS:
  DEMAND                                             $135,398,359  $132,961,189
  SAVINGS                                             185,458,617   198,396,801
  TIME                                                471,819,815   473,104,936
                                                     ------------- -------------
TOTAL DEPOSITS                                        792,676,791   804,462,926

FEDERAL FUNDS PURCHASED                                 1,300,000    16,450,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE         13,711,000    26,888,000
OTHER SHORT-TERM BORROWINGS                            21,000,000    40,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES           4,280,733     5,925,387

--------------------------------------------------   ------------- -------------
TOTAL LIABILITIES                                     832,968,524   893,726,313
--------------------------------------------------   ------------- -------------

--------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                              -             -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 7,709,195 SHARES IN 2000
  AND 7,644,479 SHARES IN 1999; OUTSTANDING 7,573,853
  SHARES IN 2000 AND 7,519,615 SHARES IN 1999          38,545,975    35,391,105
SURPLUS                                                34,240,239    29,492,832
RETAINED EARNINGS                                       1,370,507     5,119,181
TREASURY STOCK (87,700 SHARES IN 2000
  AND 62,200 SHARES IN 1999)                           (1,251,117)     (918,649)
ACCUMULATED OTHER COMPREHENSIVE LOSS                  (13,140,116)  (12,501,470)
UNEARNED COMPENSATION                                    (394,835)     (479,902)

--------------------------------------------------   ------------- -------------
TOTAL STOCKHOLDERS' EQUITY                             59,370,653    56,103,097
--------------------------------------------------   ------------- -------------

--------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $892,339,177  $949,829,410
--------------------------------------------------   ============= =============
                                      (1)

------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------
                                                              ---------------------------------  --------------------------
                                                                        THREE MONTHS                      SIX MONTHS
                                                              ---------------------------------  --------------------------
                                                              ---------------   ---------------  ------------   -----------
                                                                    2000              1999           2000          1999
                                                              ---------------   ---------------  ------------   -----------

------------------------------------------------
INTEREST INCOME:
------------------------------------------------
LOANS                                                         $ 11,477,386       $  9,731,998    $ 22,851,009   $ 19,017,994
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                              342,742            367,034         474,826        724,288
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:

   STATES AND POLITICAL SUBDIVISIONS                               860,369            189,017       1,582,905        351,245
   MORTGAGE-BACKED SECURITIES                                      299,880            456,270         621,340        925,892
   GOVERNMENT AGENCY SECURITIES                                  4,941,079          3,625,556       9,862,207      7,028,477
   OTHER SECURITIES                                                 75,475             40,742         203,429         85,528
                                                              ------------       ------------    ------------    -----------
TOTAL INTEREST INCOME                                           17,996,931         14,410,617      35,595,716     28,133,424
                                                              ------------       ------------    ------------    -----------
------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                 5,078,375          3,000,415       9,971,408      5,742,568
OTHER DEPOSITS AND TEMPORARY BORROWINGS                          3,830,868          2,477,105       7,145,064      4,957,629
                                                              ------------       ------------    ------------    -----------
TOTAL INTEREST EXPENSE                                           8,909,243          5,477,520      17,116,472     10,700,197
                                                              ------------       ------------    ------------    -----------
NET INTEREST INCOME                                              9,087,688          8,933,097      18,479,244     17,433,227
PROVISION FOR PROBABLE LOAN LOSSES                                 750,000            750,000       1,750,000      1,500,000
                                                              ------------       ------------    ------------    -----------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                        8,337,688          8,183,097      16,729,244     15,933,227
                                                              ------------       ------------    ------------    -----------
------------------------------------------------
OTHER INCOME:
------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                526,362            339,651       1,024,724        637,748
NET SECURITY LOSSES                                               (108,330)          (103,021)       (196,836)       (57,469)
OTHER OPERATING INCOME                                             335,149            335,849         650,196        489,705
                                                              ------------       ------------    ------------    -----------
TOTAL OTHER INCOME                                                 753,181            572,479       1,478,084      1,069,984
                                                              ------------       ------------    ------------    -----------
INCOME BEFORE OPERATING EXPENSES                                 9,090,869          8,755,576      18,207,328     17,003,211
                                                              ------------       ------------    ------------    -----------
------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                         3,660,287          3,138,436       7,305,865      6,231,956
OCCUPANCY                                                          479,152            443,211         923,751        890,699
EQUIPMENT                                                          166,857            200,067         384,420        395,853
MARKETING AND ADVERTISING                                          180,000            144,000         360,000        288,000
DEPOSIT  ASSESSMENT  FEES                                           46,721             36,448          86,822         74,838
AMORTIZATION  OF  INTANGIBLES                                        9,034              9,034          18,068         18,068
OTHER  OPERATING  EXPENSES                                         993,043          1,023,593       1,760,304      2,073,414
                                                              ------------       ------------    ------------    -----------
TOTAL OPERATING EXPENSES                                         5,535,094          4,994,789      10,839,230      9,972,828
                                                              ------------       ------------    ------------    -----------
INCOME BEFORE INCOME TAXES                                       3,555,775          3,760,787       7,368,098      7,030,383
PROVISION FOR INCOME TAXES                                         931,702          1,191,879       2,027,765      2,212,710
------------------------------------------------              ------------       ------------    ------------    -----------
NET INCOME                                                    $  2,624,073       $  2,568,908    $  5,340,333    $ 4,817,673
------------------------------------------------              ------------       ------------    ------------    -----------
------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $       0.35       $       0.33    $       0.71    $      0.64
------------------------------------------------              ------------       ------------    ------------    -----------
------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $       0.34       $       0.33    $       0.70    $      0.63
------------------------------------------------              ------------       ------------    ------------    -----------
------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                       7,551,702          7,521,468       7,542,248      7,496,830
------------------------------------------------              ------------       ------------    ------------    -----------

                                      (2)

----------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------------
----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
----------------------------------------------------------------
----------------------------------------------------  -----------   ------------
OPERATING ACTIVITIES:                                     2000           1999
----------------------------------------------------  -----------   ------------
  NET INCOME                                           $5,340,333    $4,817,673
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                  1,750,000     1,500,000
    DEPRECIATION AND AMORTIZATION OF BANK
       PREMISES AND EQUIPMENT                             405,974       399,456
    AMORTIZATION OF INTANGIBLES                            18,068        18,068
    (ACCRETION) AMORTIZATION OF NET (DISCOUNT)
       PREMIUM ON SECURITIES                             (669,616)        1,405
    AMORTIZATION OF UNEARNED COMPENSATION                 108,395       127,646
    NET SECURITY LOSSES                                   196,836        57,469
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")          -         (39,086)
    INCREASE IN OTHER ASSETS, NET                      (2,213,097)   (1,033,306)
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER LIABILITIES                           (1,648,924)   (1,144,526)
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               3,287,969     4,704,799
                                                     ------------   ------------
-----------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD
     TO MATURITY                                          293,400       342,400
  PURCHASES OF SECURITIES HELD TO MATURITY                    -        (994,500)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE
     FOR SALE                                          52,153,293    70,707,135
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                          72,494,746    57,149,978
  PURCHASES OF SECURITIES AVAILABLE FOR SALE         (102,811,596) (148,125,020)
  PROCEEDS FROM SALE OF OREO                                  -         216,858
  DECREASE (INCREASE) IN LOANS - NET                    7,350,912   (32,231,830)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET       (1,055,758)     (185,863)
                                                     ------------   ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    28,424,997   (53,120,842)
                                                     ------------   ------------
-----------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------
  (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS  (10,501,014)    7,937,628
  (DECREASE) INCREASE IN TIME DEPOSITS                 (1,285,121)   52,479,670
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED      (15,150,000)    3,100,000
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER
     AGREEMENTS TO REPURCHASE                         (13,177,000)    7,247,500
  (DECREASE) INCREASE IN OTHER SHORT-TERM
     BORROWINGS                                       (19,000,000)    3,500,000
  CASH DIVIDENDS PAID                                  (1,813,492)   (1,565,465)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                    435,941       375,219
  PROCEEDS FROM STOCK OPTIONS EXERCISED                   171,762       214,215
  PURCHASE OF TREASURY STOCK                             (332,468)          -
                                                     ------------   ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (60,651,392)   73,288,767
                                                     ------------   ------------
-----------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (28,938,426)   24,872,724
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                  64,428,471    19,274,435
-----------------------------------------------------
----------------------------------------------------- -----------   ------------
CASH AND CASH EQUIVALENTS - JUNE 30                   $35,490,045   $44,147,159
----------------------------------------------------- -----------   ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                    $18,034,087   $10,945,071
     INCOME TAXES PAID                                 $2,486,000    $2,975,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
        AVAILABLE FOR SALE                              ($940,953)  ($9,137,235)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER
        END                                              $910,743      $854,213
                                      (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                                                                          OTHER                              COMPRE-
                                                                                        COMPRE-    UNEARNED                  HENSIVE
                                       COMMON                 RETAINED   TREASURY       HENSIVE     COMPEN-                   INCOME
                                        STOCK      SURPLUS    EARNINGS      STOCK          LOSS      SATION        TOTAL      (LOSS)
                                        -----      -------    --------      -----        ------      ------        -----      ------
BALANCE,  JANUARY 1,  2000        $35,391,105  $29,492,832  $5,119,181  ($918,649) ($12,501,470)  ($479,902) $56,103,097

COMPREHENSIVE INCOME:
NET INCOME                                                   5,340,333                                         5,340,333  $5,340,333
                                                                                                                          ----------
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
 ARISING DURING THE PERIOD                                                                                                 (680,790)
RECLASSIFICATION ADJUSTMENT
 FOR LOSSES INCLUDED IN NET INCOME                                                                                            42,144
                                                                                                                          ----------
 TOTAL OTHER COMPREHENSIVE LOSS                                                        (638,646)                (638,646)  (638,646)
                                                                                                                          ----------
TOTAL COMPREHENSIVE INCOME                                                                                                $4,701,687
                                                                                                                          ----------
CASH DIVIDEND
 ($0.24 PER SHARE)                                          (1,817,761)                                       (1,817,761)

8% STOCK DIVIDEND (564,757 SHARES
 AT MARKET VALUE)                   2,823,785    4,447,461  (7,271,246)                                              -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (33,207 SHARES
 AT 95% OF MARKET VALUE)              166,035      269,906                                                       435,941

STOCK OPTIONS EXERCISED               165,050        6,712                                                       171,762

TREASURY STOCK PURCHASED                                                 (332,468)                              (332,468)

AMORTIZATION OF UNEARNED
 COMPENSATION                                       23,328                                           85,067      108,395
                                  -----------  -----------  ----------  ---------   ------------  ---------- ------------
-----------------------------
BALANCE,  JUNE 30,  2000          $38,545,975  $34,240,239  $1,370,507($1,251,117) ($13,140,116)  ($394,835) $59,370,653
-----------------------------
                                  -----------  -----------  ----------  ---------   ------------  ---------- ------------
BALANCE,  JANUARY 1,  1999        $32,966,700  $24,236,479  $4,866,852  ($188,375)    ($364,710)  ($659,054) $60,857,892

COMPREHENSIVE LOSS:
NET INCOME                                                   4,817,673                                         4,817,673  $4,817,673
                                                                                                                          ----------
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES ARISING
  DURING THE PERIOD                                                                                                      (5,897,864)
RECLASSIFICATION ADJUSTMENT
  FOR GAINS INCLUDED IN NET INCOME                                                                                          (34,109)
                                                                                                                          ----------
  TOTAL OTHER COMPREHENSIVE LOSS                                                     (5,931,973)              (5,931,973)(5,931,973)
                                                                                                                          ----------
TOTAL COMPREHENSIVE LOSS                                                                                                ($1,114,300)
                                                                                                                         -----------
CASH DIVIDEND
 ($0.22 PER SHARE)                                          (1,639,193)                                       (1,639,193)

6% STOCK DIVIDEND (398,404 SHARES
 AT MARKET VALUE)                   1,992,020    4,631,447  (6,623,467)                                              -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (36,880 SHARES
 AT 95% OF MARKET VALUE)              120,310      254,909                                                       375,219

STOCK OPTIONS EXERCISED               173,350       40,865                                                       214,215

AMORTIZATION OF UNEARNED
   COMPENSATION                                     39,536                                           88,110      127,646
                                  ------------ -----------  ----------  ----------    ----------  ---------- -----------
-----------------------------
BALANCE,  JUNE 30,  1999          $35,252,380  $29,203,236  $1,421,865  ($188,375)  ($6,296,683)  ($570,944) $58,821,479
-----------------------------     ------------ -----------  ----------  ----------    ----------  ---------- -----------

                                      (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 2000 and December 31, 1999, its consolidated earnings for the six months ended June 30, 2000 and 1999 and cash flows and changes in stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2000 and 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2000.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter the Company purchased 20,000 common shares at an average price of $13.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 144,245 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of June 30, 2000, 96,603 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


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

                                      (5)

For the Six Months Ended June 30,                         2000              1999
---------------------------------------                   ----              ----
Net income                                          $5,340,333        $4,817,673
Average dilutive stock options outstanding             259,565           286,148
Average exercise price per share                         $6.08             $8.06
Average market price -  diluted basis                   $13.25            $16.61
Average common shares outstanding                    7,542,248         7,496,830
Increase in shares due to exercise of options -
  diluted basis                                         78,907           116,037
                                                   -----------        ----------
Adjusted common shares outstanding -  diluted        7,621,155         7,612,867
                                                   ===========        ==========
Net income per share-basic                               $0.71             $0.64
                                                   ===========        ==========
Net income per share-diluted                             $0.70             $0.63
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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,140,000 and $608,000 was established for $4,728,020 and $3,981,474 of the total impaired loans at June 30, 2000 and December 31, 1999, respectively, with the balance of impaired loans in 2000 requiring no specific allowance. The total average impaired loan balance was $5,330,136 for the quarter ended June 30, 2000 and $6,581,068 for the year ended December 31, 1999. Total impaired loans amounted to $5,253,654 and $3,981,474 at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, all impaired loans are collateral-dependent loans, and are measured based on the fair value of the underlying collateral. Total interest income recognized for impaired, nonaccrual and restructured loans was $0 and $7,533 for the three months ended June 30, 2000 and 1999, respectively, and $42,947 and $27,699 for the six months ended June 30, 2000 and 1999, respectively.

                                      (6)

Activity in the allowance for probable loan losses for the six months ended June 30, 2000 and 1999 is as follows:
                                                      2000             1999
                                                      ----             ----
Balance, January 1                              $7,106,627       $5,788,440
Provision charged to income                      1,750,000        1,500,000
Charge-offs, net of recoveries of
  $166,561 in 2000 and $174,136 in 1999           (777,404)      (1,039,800)
                                                -----------      -----------
Balance, June 30                                $8,079,223       $6,248,640
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

Material Changes in Financial Condition - Total assets of the Company amounted to $892.3 million at June 30, 2000, a decrease of $57.5 million or 6.1% when compared to December 31, 1999. The decline of $31.3 million in municipal securities, primarily related to maturing securities, was offset by an increase in higher yielding agency securities of $14.0 million, due to the activity of SB Portfolio. There was also a decrease of $27.0 million in securities purchased under agreements to resell that was directly related to lower short-term borrowings discussed below. The loan portfolio decreased 1.7% or $8.1 million during the first six months but management anticipates some expansion of the loan portfolio throughout the balance of the year.

At June 30, 2000, total deposits decreased by $11.8 million to $792.7 million when compared to December 31, 1999. This decrease was primarily due to declines of $12.9 million in seasonal money market account balances. In addition, there was a $48.2 million or 39.9% increase in other time deposits that management expected due to a retail certificate of deposit promotion that began in April. The Company raised approximately $100 million in retail certificates of deposit between October 1999 and the second quarter of 2000. The average rate on these funds is approximately 25 basis points less than other short-term borrowing rates. This was offset by a decrease in $50.0 million of certificates of deposit over $100,000 ("Jumbo certificates of deposit"), primarily municipal deposits. The increase in time deposits, besides providing deposit diversification, reduced the Company's short-term borrowings by $47.3 million during the first six months. This additional liquidity not only reduced the need to borrow at higher rates, but decreased the amount of securities needed to collateralize municipal deposits, since some of the borrowed funds at year end were used to purchase securities under agreements to resell. Core deposit balances are also expected to grow as a result of the July 2000 opening of the Company's tenth branch, located in East Setauket, New York.

Average assets for the second quarter of 2000 were up by $162.4 million or 20.6% to $951.1 million from the comparable 1999 period. Sources of asset expansion included a $110.6 million or 39.6% average increase in securities available for sale, primarily municipal securities and taxable agency securities, and an increase in average commercial loans and mortgages of approximately $42.7 million or 10.2%. Total growth in the loan portfolio in the second quarter 2000 is up on average $43.4 million or 9.8% from second quarter 1999. Funding this growth were increases in money fund accounts and certificates of deposit. Average borrowed funds, primarily securities sold under agreements to repurchase, decreased by $13.6 million or 27.0% during the second quarter of 2000, compared to 1999 for the same reasons noted above. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 40 basis point narrowing of the first six months net interest margin to 4.20%. Management anticipates that growth in loans during the balance of 2000 coupled with a continued increase in core deposit balances will serve to widen the net interest rate spread during the last two quarters of the year.

                                       (8)

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 2000, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $59.4 million at June 30, 2000, a decrease of $0.5 million or 0.9% versus the comparable 1999 date. Excluding valuations related to SFAS No. 115 at June 30, 2000 and 1999, total stockholders' equity grew at a year-to-year rate of 11.4%. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of June 30, 2000 and compares them to current regulatory guidelines and December 31 and June 30, 1999 actual results.



TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-4.00%           4.00%            8.00%

Ratios as of:
    June 30, 2000         7.43%          12.62%           13.87%
    December 31, 1999     7.02%          11.78%           13.01%
    June 30, 1999         8.11%          12.44%           13.64%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


                                      (9)

Liquidity - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their
financial   obligations.   These obligations include the withdrawal of deposits
on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee is responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. The Company compliments its stable base of core deposits provided by long-standing customer relationships with short-term borrowings from correspondent banks in addition to other corporate customers and municipalities. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 2000, the Company's liquidity position remained stable and well within acceptable industry standards. During the second quarter of 2000, the retail certificates of deposit promotion, and to some extent seasonal paydowns on loans, provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 2000, the Company had access to $35.4 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. There was also approximately $25.9 million in securities available to be pledged to secure repurchase agreements or other borrowings at June 30, 2000.


Material Changes in Results of Operations - Despite a 16.7% increase in the provision for probable loan losses during 2000 versus 1999, net income for the six months ended June 30, 2000 was $5.3 million, a 10.8% improvement over the comparable 1999 period. The higher level of earnings in 2000 resulted from 6.0% and 48.6% improvements in net interest income and noninterest income, respectively, coupled with a lower effective income tax rate. Somewhat offsetting these improvements were increases in total operating expenses and net security losses during the second quarter of 2000.

The increase in net interest income, up $1.0 million to $18.5 million, resulted from an expanded interest-earning asset base, principally commercial loans and mortgages and agency securities, and an increase in the prime rate (9.50% in June 2000 versus 7.75% in June 1999.) The Company's average loan portfolio grew by $50.5 million or 11.6% compared to the first six months of 1999, mostly attributable to increases in commercial loans and mortgages. The strength of the Long Island economy, particularly the real estate market, and the ongoing consolidation of the local banking market continue to provide opportunity for the Company to increase the loan portfolio. The Company,
offering   superior  service  and  response  time  coupled  with
competitive product pricing,  has been able to steadily improve its market share
                                      (10)
through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products. We opened our tenth branch in July and expect an additional branch to be opened in Nassau County by year-end. Management of the Company has also targeted the Queens County market for deposit and loan expansion during 2000.

The Company's investment portfolio expanded, on average for the six months in 2000 versus 1999 by $110.7 million or 40.3%, primarily through growth in callable Government agency securities (up on average $76.9 million or 35.2%) and local municipal securities (up on average $67.1 million). A decrease in mortgage-backed securities of $15.5 million offset the net increase in the portfolio. The Company continues to be an active purchaser of agency securities due to their high credit quality, attractive yields and their pledgeability to secure municipal deposits.

Other income increased by 38.1% for the six months ended June 30, 2000 versus 1999 due to an increase in service charges on deposit accounts. Excluding the impact of securities transactions, other income increased by 48.6% in 2000. Annuity sales, wire transfer fees and ATM fees were the primary drivers behind this growth. Management expects that other income will grow at a somewhat slower rate during the balance of 2000 when compared to last year's results.

Total operating expenses rose by 8.7% during the first six months of 2000, mainly due to increases in salaries and employee benefits arising from staff expansion in product support areas offset by decreases in miscellaneous other operating expenses.

The increase in operating expenses during the first six months of 2000 was offset by an increase in net revenue, resulting in a lower operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 2000 efficiency ratio decreased to 51.5% from 52.6% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, decreased during the first six months of 2000 to 2.33% from a level of 2.60% in 1999. This ratio places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $6.1 million at June 30, 2000, an increase from $5.2 million at December 31, 1999 and a decrease from $9.7 million at the comparable 1999 date. The significant decrease from June 2000 versus 1999 relates to payments of approximately $4 million in nonaccrual loans at June 30, 1999 and the sale of Other Real Estate Owned property. In addition, the nonaccrual amount includes one credit totaling $3.2 million, $3.5 million and $4.0 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. $500 thousand was charged off from June 1999 to December 1999 and an additional $265 thousand was charged off in 2000 related to this credit. This credit is collateralized by Long Island commercial real estate with a current appraised value in excess of the credit. Furthermore, $2 million in loans to the operating companies for this credit went
                                      (11)
on nonaccrual status in the first quarter of 2000 because of some uncertainty of collection of the collateral. The Company continues to receive principal payments on the loans and $1.3 million of these loans is secured by the borrower's receivables.

As of June 30, 2000, restructured, accruing loans declined from June 1999 by $159 thousand, and the balance is still significantly less than 1% of total gross loans. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest amounted to $339 thousand, also significantly less than 1% of total gross loans.

The allowance for probable loan losses amounted to $8.1 million or 1.7% of total loans at June 30, 2000 versus $6.2 million and 1.4%, respectively, at the comparable 1999 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 119.8% at June 30, 2000 from 64.8% at June
30, 1999. This is down slightly from 126.5% at December 31, 1999. The higher 2000 provision for probable loan losses during the first six months reflects the slightly higher level of nonperforming loans at June 30, 2000. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.
                                      (12)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 2
-----------------------
-----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
JUNE 30, 2000 VERSUS DECEMBER 31, 1999  AND  JUNE 30, 1999
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------
NONPERFORMING ASSETS BY TYPE:                        PERIOD ENDED:
                                           ----------------------------------
                                            6/30/00     12/31/99     6/30/99
                                           ---------   ----------   ---------
NONACCRUAL LOANS                             $6,074 (1)   $5,194 (1)  $9,159 (1)
OTHER REAL ESTATE OWNED                         -            -           527
                                            --------   ----------   ---------
    TOTAL NONPERFORMING ASSETS               $6,074       $5,194      $9,686
                                            --------   ----------   ---------

RESTRUCTURED,  ACCRUING  LOANS               $  329       $  422      $  488
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                        $  339       $    3         -
GROSS  LOANS  OUTSTANDING                  $480,820     $488,948    $451,828
TOTAL  STOCKHOLDERS'  EQUITY                $59,371      $56,103     $58,821

ANALYSIS OF THE ALLOWANCE FOR                       QUARTER ENDED:
  PROBABLE LOAN LOSSES:                    ----------------------------------
                                            6/30/00     12/31/99     6/30/99
                                           ---------   ----------   ---------
BEGINNING BALANCE                            $7,353       $6,961      $6,510
PROVISION                                       750          750         750
NET CHARGE-OFFS                                 (24)        (604)     (1,011)
                                           ---------   ----------   ---------
    ENDING BALANCE                           $8,079       $7,107      $6,249
                                           ---------   ----------   ---------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                1.7%        1.5%       1.4%

NONACCRUAL LOANS AS A % OF TOTAL LOANS         1.3%        1.1%       2.0%

NONPERFORMING ASSETS (2) AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED           1.3%        1.1%       2.1%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                   133.0%      136.8%      68.2%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING          119.8%      126.5%      64.8%

(1) INCLUDES ONE CREDIT TOTALING $5.2 MILLION AT JUNE 30, 2000, $3.5 MILLION AT DECEMBER 31, 1999 AND $4.0 MILLION AT JUNE 30, 1999.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.


                                      (13)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in our Annual Report on Form 10-K. There have been no material changes in our market risk at June 30, 2000 compared to June 30, 1999. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 2-3), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. . We used the same assumptions in the table as in the prior year. The Company's gap ratio (the percentage of assets repricing against liabilities) at June 30, 2000 was 70.3%. The Company's liability sensitive position, meaning that more liabilities reprice on a cumulative basis than assets, indicates that net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the impact a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At June 30, 2000, we own no trading assets, nor did we use hedging transactions such as interest rate swaps. There has been no material change in the composition of assets or deposit liabilities from December 31, 1999. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1999. The Board of Directors has not amended the approved limits of acceptable variances.

                                      (14)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK (CONTINUED)

                                            ===============================================================================
                                                                          JUNE 30, 2000
-----------------
TABLE  2-3                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 293,333   $  14,924  $ 104,567  $  61,922  $   6,074  $ 480,820
   Securities Held to Maturity                                          -           -          276        -          -          276
   Securities  Available  for  Sale 3)                               34,645      28,482     39,504    267,978      4,286    374,895
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         327,978      43,406    144,347    329,900     10,360    855,991
   Unrealized Net Loss on Securities Available for Sale             (20,338)        -          -          -          -      (20,338)
   Cash and Due from Banks                                           35,490         -          -          -          -       35,490
   All  Other  Assets 7)                                              9,077       2,875        -          -        9,244     21,196
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 352,207   $  46,281  $ 144,347  $ 329,900  $  19,604  $ 892,339
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $   5,224   $   5,224  $  41,791  $  52,239  $     -    $ 104,478
   Money  Fund  and  Now  Accounts 5)                                37,551       4,826     38,604        -          -       80,981
   Time  Deposits 6)                                                363,207      75,880     32,355        378        -      471,820
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       405,982      85,930    112,750     52,617        -      657,279
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 36,011         -          -          -          -       36,011
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   441,993      85,930    112,750     52,617        -      693,290
   All  Other  Liabilities,  Equity and Demand Deposits 7)            3,815         401         64        -      194,769    199,049
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 445,808   $  86,331  $ 112,814  $  52,617  $ 194,769  $ 892,339
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                  ($ 114,015) ($ 156,539)($ 124,942) $ 152,341  $ 162,701
         Cumulative Interest-Sensitivity Ratio 9)                      74.2%       70.3%      80.5%     122.0%     123.5%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                    (12.8%)     (17.5%)    (14.0%)     17.1%      18.2%

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

                                      (15)

                                     PART II


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 18, 2000 for the purpose of electing three directors.

Election of Directors:

Nominee                  Term             For                  Withheld
-------                  ----             ---                  --------
Carl R. Bruno            3 years          5,685,787            33,901
Gary Holman              3 years          5,685,445            34,243
Richard W. Merzbacher    3 years          5,693,128            26,560


The proposal was passed.

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



                               STATE BANCORP, INC.




8/11/00                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



8/11/00                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (17)