Form 10-Q
period 2000-09-30
STATE BANCORP INC
filed 2000-11-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2000

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

As of October 27, 2000, there were 7,546,126 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2000 and December 31, 1999
     (Unaudited)                                                              1.

Consolidated  Statements of Income for the Three and Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)                                  2.

Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
     2000 and 1999 (Unaudited)                                                3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Nine Months Ended September 30, 2000 and 1999 (Unaudited) 4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              7.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       13.

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

----------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
----------------------------------------

-----------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (UNAUDITED)
-----------------------------------------------------------


-------------------------------------------------
ASSETS:                                                        2000                1999
-------------------------------------------------          --------------      --------------

CASH AND DUE FROM BANKS                                      $37,058,294         $37,428,471
FEDERAL FUNDS SOLD                                             9,000,000                   -
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL               10,000,000          27,000,000
                                                           --------------      --------------
CASH AND CASH EQUIVALENTS                                     56,058,294          64,428,471


SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $273,198 IN 2000 AND $565,528 IN 1999)                       275,600             569,002
  AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE              385,232,786         376,861,995
                                                           --------------      --------------
TOTAL SECURITIES                                             385,508,386         377,430,997

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($8,704,613 IN 2000 AND $7,106,627 IN 1999)                468,969,642         481,841,758
BANK PREMISES AND EQUIPMENT - NET                              4,358,384           3,639,681
OTHER ASSETS                                                  21,851,621          22,488,503

                                                           --------------      --------------
-------------------------------------------------
TOTAL ASSETS                                                $936,746,327        $949,829,410
-------------------------------------------------          ==============      ==============


-------------------------------------------------
LIABILITIES:
-------------------------------------------------
DEPOSITS:
  DEMAND                                                    $142,688,633        $132,961,189
  SAVINGS                                                    196,189,395         198,396,801
  TIME                                                       486,244,880         473,104,936
                                                           --------------      --------------
TOTAL DEPOSITS                                               825,122,908         804,462,926

FEDERAL FUNDS PURCHASED                                        7,000,000          16,450,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                         -          26,888,000
OTHER SHORT-TERM BORROWINGS                                   35,000,000          40,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                  6,232,123           5,925,387

                                                           --------------      --------------
-------------------------------------------------
TOTAL LIABILITIES                                            873,355,031         893,726,313
-------------------------------------------------          --------------      --------------

-------------------------------------------------
STOCKHOLDERS' EQUITY:
-------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                       -                   -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 7,727,758 SHARES IN 2000
  AND 7,644,479 SHARES IN 1999; OUTSTANDING 7,578,988
  SHARES IN 2000 AND 7,519,615 SHARES IN 1999                 38,638,790          35,391,105
SURPLUS                                                       34,375,115          29,492,832
RETAINED EARNINGS                                              2,882,792           5,119,181
TREASURY STOCK (105,400 SHARES IN 2000
  AND 62,200 SHARES IN 1999)                                  (1,466,953)           (918,649)
ACCUMULATED OTHER COMPREHENSIVE LOSS                         (10,677,652)        (12,501,470)
UNEARNED COMPENSATION                                           (360,796)           (479,902)

                                                           --------------      --------------
-------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                    63,391,296          56,103,097
-------------------------------------------------          --------------      --------------

-------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $936,746,327        $949,829,410
-------------------------------------------------          ==============      ==============


                                       (1)

--------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------

------------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
------------------------------------------------------------------------------------
                                                        ----------------------------   ----------------------------
                                                               THREE MONTHS                    NINE MONTHS
                                                        ----------------------------   ----------------------------
                                                        -------------  -------------   -------------  -------------
                                                            2000           1999            2000           1999
                                                        -------------  -------------   -------------  -------------
--------------------------------------------------
INTEREST INCOME:
--------------------------------------------------

LOANS                                                    $11,739,072    $10,397,512     $34,590,081    $29,415,506
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                        214,441         68,280         689,267        792,568
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                         957,568        629,580       2,540,473        980,825
   MORTGAGE-BACKED SECURITIES                                247,355        409,759         868,695      1,335,651
   GOVERNMENT AGENCY SECURITIES                            4,966,258      4,466,677      14,828,465     11,495,154
   OTHER SECURITIES                                          103,522         42,803         306,951        128,331
                                                        -------------  -------------   -------------  -------------
TOTAL INTEREST INCOME                                     18,228,216     16,014,611      53,823,932     44,148,035
                                                        -------------  -------------   -------------  -------------
--------------------------------------------------
INTEREST EXPENSE:
--------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE           5,561,696      3,894,232      15,533,104      9,636,800
OTHER DEPOSITS AND TEMPORARY BORROWINGS                    3,760,405      2,891,398      10,905,469      7,849,027
                                                        -------------  -------------   -------------  -------------
TOTAL INTEREST EXPENSE                                     9,322,101      6,785,630      26,438,573     17,485,827
                                                        -------------  -------------   -------------  -------------
NET INTEREST INCOME                                        8,906,115      9,228,981      27,385,359     26,662,208
PROVISION FOR PROBABLE LOAN LOSSES                           750,000        750,000       2,500,000      2,250,000
                                                        -------------  -------------   -------------  -------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                  8,156,115      8,478,981      24,885,359     24,412,208
                                                        -------------  -------------   -------------  -------------
--------------------------------------------------
OTHER INCOME:
--------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                          425,046        427,209       1,449,770      1,064,957
NET SECURITY LOSSES                                         (207,064)      (106,889)       (403,900)      (164,358)
OTHER OPERATING INCOME                                       231,333        231,477         881,529        721,182
                                                        -------------  -------------   -------------  -------------
TOTAL OTHER INCOME                                           449,315        551,797       1,927,399      1,621,781
                                                        -------------  -------------   -------------  -------------
INCOME BEFORE OPERATING EXPENSES                           8,605,430      9,030,778      26,812,758     26,033,989
                                                        -------------  -------------   -------------  -------------
--------------------------------------------------
OPERATING EXPENSES:
--------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                   3,363,882      3,170,334      10,669,747      9,402,290
OCCUPANCY                                                    486,948        440,819       1,410,699      1,331,518
EQUIPMENT                                                    209,051        202,458         593,471        598,311
MARKETING AND ADVERTISING                                    180,000        144,000         540,000        432,000
DEPOSIT  ASSESSMENT  FEES                                     44,882         36,686         131,704        111,524
AMORTIZATION  OF  INTANGIBLES                                  9,035          9,035          27,103         27,103
OTHER  OPERATING  EXPENSES                                 1,077,539      1,102,312       2,837,843      3,175,726
                                                        -------------  -------------   -------------  -------------
TOTAL OPERATING EXPENSES                                   5,371,337      5,105,644      16,210,567     15,078,472
                                                        -------------  -------------   -------------  -------------
INCOME BEFORE INCOME TAXES                                 3,234,093      3,925,134      10,602,191     10,955,517
PROVISION FOR INCOME TAXES                                   738,446      1,169,784       2,766,211      3,382,494
                                                        -------------  -------------   -------------  -------------
--------------------------------------------------
NET INCOME                                                $2,495,647     $2,755,350      $7,835,980     $7,573,023
--------------------------------------------------      -------------  -------------   -------------  -------------
--------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                               $0.33          $0.37           $1.04          $1.01
                                                              ------         ------          ------         -----
--------------------------------------------------
--------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                             $0.33          $0.36           $1.03          $0.99
                                                              ------         ------          ------         -----
--------------------------------------------------
--------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                 7,579,205      7,543,198       7,554,657      7,512,456
--------------------------------------------------      -------------  -------------   -------------  -------------

                                       (2)

----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------

-----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------

----------------------------------------------------             ------------    -------------
OPERATING ACTIVITIES:                                               2000             1999
----------------------------------------------------             ------------    -------------
  NET INCOME                                                      $7,835,980       $7,573,023
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                             2,500,000        2,250,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT     608,373          606,450
    AMORTIZATION OF INTANGIBLES                                       27,103           27,103
    ACCRETION OF NET DISCOUNT ON SECURITIES                       (1,041,420)        (229,171)
    AMORTIZATION OF UNEARNED COMPENSATION                            154,986          190,991
    NET SECURITY LOSSES                                              403,900          164,358
    GAIN ON SALE OF OTHER REAL ESTATE OWNED ("OREO")                       -          (39,086)
    INCREASE IN OTHER ASSETS, NET                                   (491,360)      (1,492,119)
    INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                        229,847          538,567
                                                                 ------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         10,227,409        9,590,116
                                                                 ------------    -------------
----------------------------------------------------
INVESTING ACTIVITIES:
----------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY            293,400        2,278,700
  PURCHASES OF SECURITIES HELD TO MATURITY                                 -         (994,500)
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE           204,223,342      229,857,009
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE       92,544,894       65,871,633
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                    (301,576,548)    (436,408,820)
  PROCEEDS FROM SALE OF OREO                                               -          112,798
  DECREASE (INCREASE) IN LOANS - NET                              10,372,116      (46,342,735)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                  (1,327,076)        (325,656)
                                                                 ------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                4,530,128     (185,951,571)
                                                                 ------------    -------------
----------------------------------------------------
FINANCING ACTIVITIES:
----------------------------------------------------
  INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS               7,520,038       (7,954,289)
  INCREASE IN TIME DEPOSITS                                       13,139,944       89,916,192
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED                  (9,450,000)      12,700,000
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                               (26,888,000)      65,955,875
  (DECREASE) INCREASE IN OTHER SHORT-TERM BORROWINGS              (5,000,000)      15,000,000
  CASH DIVIDENDS PAID                                             (2,724,234)      (2,419,678)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN       648,880          560,952
  PROCEEDS FROM STOCK OPTIONS EXERCISED                              173,962          219,430
  PURCHASE OF TREASURY STOCK                                        (548,304)        (300,000)
                                                                 ------------    -------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES              (23,127,714)     173,678,482
                                                                 ------------    -------------
----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (8,370,177)      (2,682,973)
----------------------------------------------------
----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                             64,428,471       19,274,435
----------------------------------------------------

----------------------------------------------------             -----------     -------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                         $56,058,294      $16,591,462
----------------------------------------------------             -----------     -------------
----------------------------------------------------
SUPPLEMENTAL DATA:
----------------------------------------------------
     INTEREST PAID                                               $26,693,778      $17,199,803
     INCOME TAXES PAID                                            $3,546,000       $3,955,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
         AVAILABLE FOR SALE                                       $2,924,958     ($13,702,033)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END              $983,362         $907,246

                                       (3)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
-----------------------------------------------------------------------------
                                                                                    ACCUMULATED
                                                                                          OTHER                              COMPRE-
                                                                                        COMPRE-    UNEARNED                  HENSIVE
                                       COMMON                 RETAINED   TREASURY       HENSIVE     COMPEN-                   INCOME
                                        STOCK      SURPLUS    EARNINGS      STOCK          LOSS      SATION        TOTAL      (LOSS)
                                        -----      -------    --------      -----        ------      ------        -----      ------
BALANCE,  JANUARY 1,  2000        $35,391,105  $29,492,832  $5,119,181  ($918,649) ($12,501,470)  ($479,902) $56,103,097
COMPREHENSIVE INCOME:
NET INCOME                                                   7,835,980                                         7,835,980 $7,835,980
                                                                                                                          ----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS
 ARISING DURING THE PERIOD                                                                                                1,770,848
RECLASSIFICATION ADJUSTMENT
 FOR LOSSES INCLUDED IN NET INCOME                                                                                           52,970
                                                                                                                          ----------
 TOTAL OTHER COMPREHENSIVE INCOME                                                     1,823,818                1,823,818  1,823,818
                                                                                                                          ----------
TOTAL COMPREHENSIVE INCOME                                                                                               $9,659,798
                                                                                                                          ----------
CASH DIVIDEND
 ($0.37 PER SHARE)                                          (2,801,123)                                       (2,801,123)

8% STOCK DIVIDEND (564,757 SHARES
 AT MARKET VALUE)                   2,823,785    4,447,461  (7,271,246)                                              -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (51,314 SHARES
 AT 95% OF MARKET VALUE)              256,570      392,310                                                       648,880

STOCK OPTIONS EXERCISED               167,330        6,632                                                       173,962

TREASURY STOCK PURCHASED                                                 (548,304)                              (548,304)

AMORTIZATION OF UNEARNED
 COMPENSATION                                       35,880                                          119,106      154,986
                                  -----------  -----------  ----------  ---------   ------------  ---------- ------------
-----------------------------
BALANCE, SEPTEMBER 30,  2000      $38,638,790  $34,375,115  $2,882,792($1,466,953) ($10,677,652)  ($360,796) $63,391,296
-----------------------------
                                  -----------  -----------  ----------  ---------   ------------  ---------- ------------
BALANCE,  JANUARY 1,  1999        $32,966,700  $24,236,479  $4,866,852  ($188,375)    ($364,710)  ($659,054) $60,857,892
COMPREHENSIVE LOSS:
NET INCOME                                                   7,573,023                                         7,573,023 $7,573,023
                                                                                                                          ----------
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES ARISING
  DURING THE PERIOD                                                                                                      (8,836,285)
RECLASSIFICATION ADJUSTMENT
  FOR GAINS INCLUDED IN NET INCOME                                                                                          (34,109)
                                                                                                                          ----------
  TOTAL OTHER COMPREHENSIVE LOSS                                                     (8,870,394)              (8,870,394)(8,870,394)
                                                                                                                          ----------
TOTAL COMPREHENSIVE LOSS                                                                                                ($1,297,371)
                                                                                                                          ----------
CASH DIVIDEND
 ($0.34 PER SHARE)                                          (2,546,439)                                       (2,546,439)

6% STOCK DIVIDEND (398,404 SHARES
 AT MARKET VALUE)                   1,992,020    4,631,447  (6,623,467)                                              -

SHARES ISSUED UNDER THE DIVIDEND
 REINVESTMENT PLAN (36,880 SHARES
 AT 95% OF MARKET VALUE)              184,400      376,552                                                       560,952

STOCK OPTIONS EXERCISED               177,730       41,700                                                       219,430

TREASURY STOCK PURCHASED                                                 (300,000)                              (300,000)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     58,811                                          132,180      190,991
                                  ------------ -----------  ----------  ----------    ----------  ---------- -----------
-----------------------------
BALANCE,  SEPTEMBER 30,  1999     $35,320,850  $29,344,989  $3,269,969  ($488,375)  ($9,235,104)  ($526,874) $57,685,455
-----------------------------     ------------ -----------  ----------  ----------    ----------  ---------- -----------

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 2000 and December 31, 1999, its consolidated earnings for the nine months ended September 30, 2000 and 1999 and cash flows and changes in stockholders' equity and comprehensive income
(loss) for the nine months ended September 30, 2000 and 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1999 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2000.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 17,700 common shares at an average price of $12.19.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 144,245 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 2000, 100,875 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


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

                                      (5)

For the Nine Months Ended September 30,                   2000              1999
---------------------------------------                   ----              ----
Net income                                          $7,835,980        $7,573,023
Average dilutive stock options outstanding             256,075           216,303
Average exercise price per share                         $6.11             $4.87
Average market price -  diluted basis                   $13.05            $16.25
Average common shares outstanding                    7,554,657         7,512,456
Increase in shares due to exercise of options -
  diluted basis                                         75,103           111,696
                                                   -----------        ----------
Adjusted common shares outstanding -  diluted        7,629,760         7,624,152
                                                   ===========        ==========
Net income per share-basic                               $1.04             $1.01
                                                   ===========        ==========
Net income per share-diluted                             $1.03             $0.99
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

LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $934,000 and $608,000 was established for $4,528,020 and $3,981,474 of the total impaired loans at September 30, 2000 and December 31, 1999, respectively, with the balance of impaired loans in 2000 requiring no specific allowance. The total average impaired loan balance was $5,116,894 for the quarter ended September 30, 2000 and $6,581,068 for the year ended December 31, 1999. Total impaired loans amounted to $5,053,654 and $3,981,474 at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, all impaired loans are collateral-dependent loans, and are measured based on the fair value of the underlying collateral. Total interest income recognized for impaired, nonaccrual and restructured loans was $0 and $8,400 for the three months ended September 30, 2000 and 1999, respectively, and $42,947 and $36,099 for the nine months ended September 30, 2000 and 1999, respectively.

Activity in the allowance for probable loan losses for the nine months ended September 30, 2000 and 1999 is as follows:

                                                      2000             1999
                                                      ----             ----
Balance, January 1                              $7,106,627       $5,788,440
Provision charged to income                      2,500,000        2,250,000
Charge-offs, net of recoveries of
  $242,987 in 2000 and $294,108 in 1999           (902,014)      (1,077,731)
                                                -----------      -----------
Balance, September 30                           $8,704,613       $6,960,709
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

Material Changes in Financial Condition - Total assets of the Company amounted to $936.7 million at September 30, 2000, a decrease of $13.1 million or 1.4% when compared to December 31, 1999. The decrease is attributable primarily to a decrease in the loan portfolio of $11.3 million or 2.3%. Loans outstanding have been below expectations during the first nine months of 2000. Management anticipates that fourth quarter loan activity will result in a year-end loan balance of approximately 1999's year-end total of $489 million. The reduction in loans was offset somewhat by growth in the investment portfolio of $8.1 million, primarily related to increases in higher yielding Agency and municipal securities, offset in part by paydowns on mortgage-backed securities. The
Company's Delaware investment subsidiary, SB Portfolio Management Corp., provides investment and balance sheet management strategy consulting to the Company. Utilizing a variety of asset allocation strategies, SB Portfolio Management Corp. recommends an appropriate mix of taxable and tax-exempt investments at various maturities to effectively utilize the Company's excess liquidity within the parameters outlined in its investment policy.

At September 30, 2000, total deposits increased by $20.7 million to $825.1 million when compared to December 31, 1999. This fluctuation was primarily due to an increase of $9.7 million in demand balances and $13.1 million in time deposits. Core deposit balances grew as expected as a result of the July 2000 opening of our tenth branch, located in East Setauket, New York. Management anticipates opening two more branches by the first quarter of 2001, which will also provide opportunity for further growth in low-cost core balances, and open opportunities for lending relationships. The Company's entree into Queens County, expected in early 2001, will provide substantial opportunity for new deposit and loan relationships in a geographic market contiguous to the Company's existing market area.

The increase in time deposits during 2000 was due largely to a $44.7 million increase in retail time deposits with maturities of six months to two years. The Company raised approximately $100 million with two time deposit promotions conducted during the last twelve months. The average rate on these funds is approximately 50 basis points less than the Federal funds or other short-term borrowing rates. This time deposit growth was offset by a decrease of $32.1 million in certificates of deposit over $100,000 ("Jumbo certificates of deposit"), primarily municipal deposits. The increase in retail time deposits, besides providing deposit diversification, also reduced the Company's reliance on higher-cost short-term borrowings by $41.4 million during the first nine months of 2000. The additional funds not only reduced the need to borrow at higher rates, but decreased the amount of securities needed to collateralize municipal deposits, thereby creating additional liquidity and flexibility.

                                       (7)

Average assets for the third quarter of 2000 grew by $69.6 million or 8.1% to $931.1 million from the comparable 1999 period. Sources of asset expansion included a $25.1 million (6.9%) average increase in securities available for sale, primarily tax-exempt, non-local municipal securities and taxable Agency securities, and an increase in average loans of $26.0 million (5.7%), primarily commercial loans and commercial and residential mortgages. Predominantly funding this growth was an increase in retail certificates of deposit, up an average of $135.0 million, due to the promotions discussed above. Borrowed funds, primarily securities sold under agreements to repurchase, decreased on average by $72.2 million (89.1%) during the third quarter of 2000 versus 1999 for the same reasons previously noted. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 37 basis point narrowing of the third quarter's net interest margin to 4.21%, due primarily to a 91 basis point increase in the Company's average cost of funds. Management anticipates that moderate growth in loans during the fourth quarter of 2000 coupled with an increase in core deposit balances should serve to stabilize and possibly widen the net interest rate spread during the last quarter of the year.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 2000, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $63.4 million at September 30, 2000, an increase of $5.7 million or 9.9% versus the comparable 1999 date. Excluding valuations related to SFAS No. 115 at September 30, 2000 and 1999, total stockholders' equity grew at a year-to-year rate of 15.6%.

In February 2000, the Board of Directors authorized an increase in the Company's stock repurchase program to 500,000 shares. As of September 30, 2000, 105,400 shares, at an average price of $13.92 per share, have been repurchased and, based upon the recent closing price of $13.25 per common share, approximately $5.2 million in funds would be utilized to repurchase all of the remaining shares under the existing authorization.

The Company has no other plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of September 30, 2000 and compares them to current regulatory guidelines and December 31 and September 30, 1999 actual results.

                                      (8)

TABLE 2-1
                                Tier I capital/   Total Capital/
                        Tier I    Risk-Weighted    Risk-Weighted
                       Leverage          Assets           Assets
Regulatory Minimum  3.00%-4.00%           4.00%            8.00%

Ratios as of:
    September 30, 2000    7.78%          12.74%           14.00%
    December 31, 1999     7.02%          11.78%           13.01%
    September 30, 1999    7.60%          12.01%           13.26%


Regulatory Criteria for
  a "Well Capitalized"
  Institution             5.00%           6.00%           10.00%


LIQUIDITY
Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee is responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. The Company compliments its stable base of core deposits provided by long-standing customer relationships with short-term borrowings from correspondent banks in addition to other corporate customers and municipalities. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the third quarter of 2000, the Company's liquidity position remained stable and well within acceptable industry standards. Our primary sources of funds are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investments, and borrowings. The aforementioned retail CD promotion and, to a lesser extent the paydowns on loans and mortgage-backed securities for the first three quarters of the year, have provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 2000, the Company had access to $35.4 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. There was also approximately $23.4 million in securities available to be pledged to secure repurchase agreements or other borrowings at the same date.


                                      (9)

Material Changes in Results of Operations - Net income for the nine months ended September 30, 2000 was $7.8 million, a 3.5% improvement over the comparable 1999 period. The higher level of earnings in 2000 resulted from 2.7% and 30.5% improvements in net interest income and noninterest income, respectively, coupled with a lower effective income tax rate. Somewhat offsetting these improvements were a narrower net interest margin, higher operating expenses, an increase in the allowance for probable loan losses and higher net security losses.

Net income for the third quarter of 2000 was $2.5 million, down 9.4% versus 1999. The third quarter earnings decline was due primarily to a 3.5% decrease in net interest income, the result of a 37 basis point reduction in net interest margin to 4.21%. Also adding to the reduction in earnings were increased operating expenses and a higher level of security losses in 2000. The Company's average loan portfolio grew by $42.3 million (9.6%) when compared to the first nine months of 1999, largely the result of increases in commercial loans and mortgages. Continued strength in the Long Island economy, in particular in the real estate market that supports much of the Company's lending activity, and the ongoing consolidation of the local banking market provide ever-present opportunity for the Company to expand its loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. In addition, management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products. The Company's tenth branch was opened in July and management expects to open an additional branch in Nassau County, and one in Queens, by early 2001. Management of the Company has targeted the Queens County market for expansion of the loan portfolio during the next eighteen months.

The Company's investment portfolio expanded, on average, for the first nine months of 2000 versus 1999, by $81.8 million (26.8%), primarily through growth in callable Government Agency securities (up $59.4 million or 25.2%) and municipal securities (up $50.3 million). A decrease in mortgage-backed securities of $14.6 million, primarily related to principal payments, offset the net increase in the portfolio. The Company's Funds Management Committee and its subsidiary, SB Portfolio Management Corp., continue to monitor the fixed income markets for opportunities to expand the investment portfolio.

Other income improved by 18.8% during the first nine months of 2000 largely as the result of a higher level of service charge income. Excluding the impact of securities transactions, other income increased by 30.5% versus 1999. Also adding to the growth in other income were increases in annuity sales, wire transfer income and ATM fees. Management anticipates continued growth in other income during the fourth quarter of 2000, though at a somewhat slower rate than during the first nine months of the year.

                                      (10)

Total operating expenses rose by 7.5% during the first nine months of 2000, mainly due to increases in salaries and employee benefits arising from staff expansion in the branch network and product support areas. This was offset somewhat by a decrease in miscellaneous other operating expenses resulting from lower credit and collection costs and a lower accrual for audits and examinations.

The increase in operating expenses during the first nine months of 2000 resulted in a slightly higher operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) versus 1999. The 2000 efficiency ratio increased to 52.4% from 51.8% a year ago. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, decreased during the first nine months of 2000 to 2.32% from a level of 2.51% in 1999. This ratio places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $5.9 million at September 30, 2000, an increase from $5.2 million at December 31, 1999, and a decrease from $7.8 million at the comparable 1999 date. The significant decrease at September 30, 2000 versus 1999 relates to write-downs on an existing nonaccrual loan coupled with the sale of an Other Real Estate Owned property in late 1999. The nonaccrual total includes one credit totaling $3.2 million, $3.5 million and $4.0 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Charge-offs of $500 thousand in the fourth quarter of 1999 and an additional $265 thousand in 2000 were taken on this credit. Furthermore, $1.8 million in loans to the operating companies for this credit went on nonaccrual status in 2000. $1.3 million is secured by the borrower's receivables and the remainder of the related credits is secured by Long Island commercial real estate with a current appraised value in excess of the credit.

As of September 30, 2000, restructured, accruing loans declined since September 1999 by $154 thousand and the remaining balance is significantly less than 1% of total gross loans. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest increased to $500 thousand, also significantly less than 1% of total gross loans.

The allowance for probable loan losses amounted to $8.7 million or 1.8% of total loans at September 30, 2000 versus $7.0 million and 1.5%, respectively, at the comparable 1999 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 130.2% at September 30, 2000 from 126.5% at December 31, 1999 and 90.5% at September 30, 1999. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.

                                      (11)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 2
-----------------------
------------------------------------------------------------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
SEPTEMBER 30, 2000 VERSUS DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                                                     PERIOD ENDED:
-----------------------------
                                                                           ---------------------------------------------------------
                                                                               9/30/00               12/31/99              9/30/99
                                                                           ----------------       ---------------       ------------

NONACCRUAL LOANS                                                                    $5,855 (1)            $5,194 (1)      $7,172 (1)
OTHER REAL ESTATE OWNED                                                                  -                     -             631
                                                                           ----------------       ---------------       ------------
    TOTAL NONPERFORMING ASSETS                                                      $5,855                $5,194          $7,803
                                                                           ----------------       ---------------       ------------

RESTRUCTURED,  ACCRUING  LOANS                                                        $333                  $422            $487
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                                 $500                    $3             $29
GROSS  LOANS  OUTSTANDING                                                         $477,674              $488,948        $465,901
TOTAL  STOCKHOLDERS'  EQUITY                                                       $63,391               $56,103         $57,685

ANALYSIS OF THE ALLOWANCE FOR                                                                     QUARTER ENDED:
                                                                           ---------------------------------------------------------
  PROBABLE LOAN LOSSES:                                                        9/30/00               12/31/99              9/30/99
-----------------------
                                                                           ----------------       ---------------       ------------
BEGINNING BALANCE                                                                   $8,079                $6,961          $6,249
PROVISION                                                                              750                   750             750
NET CHARGE-OFFS                                                                       (124)                 (604)            (38)
                                                                           ----------------       ---------------       ------------
    ENDING BALANCE                                                                  $8,705                $7,107          $6,961
                                                                           ----------------       ---------------       ------------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                                 1.8%                  1.5%              1.5%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                          1.2%                  1.1%              1.5%

NONPERFORMING ASSETS  (2)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                                  1.2%                  1.1%              1.7%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                                          148.7%                136.8%             97.1%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                                                 130.2%                126.5%             90.5%

(1)    INCLUDES RELATED CREDITS TOTALING  $5.1 MILLION AT SEPTEMBER  30, 2000,  $3.5
       MILLION AT DECEMBER 31, 1999 AND $4.0 MILLION AT SEPTEMBER 30, 1999.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

                                      (12)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in our Annual Report on Form 10-K. There have been no material changes in our market risk at September 30, 2000 compared to September 30, 1999. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 2-3), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. We used the same assumptions in the table as in the prior year. The Company's gap ratio (the percentage of assets repricing against liabilities) at September 30, 2000 was 73.0%. The Company is liability sensitive at the one-year interval, meaning that more liabilities reprice on a cumulative basis than assets. This indicates that net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the direction of a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At September 30, 2000, there were no trading assets, nor have hedging transactions such as interest rate swaps been used. There has been no material change in the composition of assets or deposit liabilities from December 31, 1999. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1999. The Board of Directors has not changed approved limits of acceptable variances.

                                      (13)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK (CONTINUED)

                                            ===============================================================================
                                                                          SEPTEMBER 30, 2000
-----------------
TABLE  2-3                                                     LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                           ===============================================================================
                                                                 ==================================================================
                                                                                     SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
---------------------------------------------------------                                              Over   Noninterest
INTEREST - SENSITIVE  ASSETS :   1)                              0-6 Months  6-12 Months 1-5 Years    5 Years  Sensitive    Total
---------------------------------------------------------        ==========  =========== =========  ========= =========== =========
   Loans (net of unearned income) 2)                              $ 286,798   $  15,297  $ 106,734  $  62,990  $   5,855  $ 477,674
   Securities Purchased Under Agreements to Resell
     and Federal Funds Sold                                          19,000         -          -          -          -       19,000
   Securities Held to Maturity                                          -           -          276        -          -          276
   Securities  Available  for  Sale 3)                               31,080      55,036     39,104    272,199      4,286    401,705
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Earning Assets                         336,878      70,333    146,114    335,189     10,141    898,655
   Unrealized Net Loss on Securities Available for Sale             (16,473)        -          -          -          -      (16,473)
   Cash and Due from Banks                                           37,058         -          -          -          -       37,058
   All  Other  Assets 7)                                              6,528       3,520        -          -        7,458     17,506
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Assets                                        $ 363,991   $  73,853  $ 146,114  $ 335,189  $  17,599  $ 936,746
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
---------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
---------------------------------------------------------
   Savings  Accounts 4)                                           $   5,288   $   5,288  $  42,305  $  52,882  $     -    $ 105,763
   Money  Fund  and  Now  Accounts 5)                                43,802       5,180     41,444        -          -       90,426
   Time  Deposits 6)                                                385,495      70,513     29,649        588        -      486,245
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing Deposits                       434,585      80,981    113,398     53,470        -      682,434
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings                 42,000         -          -          -          -       42,000
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Interest-Bearing  Liabilities                   476,585      80,981    113,398     53,470        -      724,434
   All  Other  Liabilities,  Equity and Demand Deposits 7)            5,862         295         75        -      206,080    212,312
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
             Total  Liabilities  and  Equity                      $ 482,447   $  81,276  $ 113,473  $  53,470  $ 206,080  $ 936,746
                                                                  ---------   ---------  ---------  ---------  ---------  ---------
         Cumulative Interest-Sensitivity Gap 8)                  ($ 139,707) ($ 150,355)($ 117,639) $ 164,080  $ 174,221
         Cumulative Interest-Sensitivity Ratio 9)                      70.7%       73.0%      82.5%     122.6%     124.0%
         Cumulative Interest-Sensitivity Gap
            As a % of Total Assets                                    (14.9%)     (16.1%)    (12.6%)     17.5%      18.6%

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



                               STATE BANCORP, INC.




11/14/00                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



11/14/00                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (15)