Form 10-K
period 2000-12-31
STATE BANCORP INC
filed 2001-03-29
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000
                           Commission File No. 0-14874


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

                                    Yes [X] No [ ]

As of March 23, 2001, there were 7,489,693 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $112,345,000 based upon the last trade per share known to Management.

                               STATE BANCORP, INC.
                                    Form 10-K

                                      INDEX

                                      PART I                              Page
                                                                          ----

Item  1. Business

         General                                                           1.
         Statistical Information                                           4.

Item  2. Properties                                                        4.

Item  3. Legal Proceedings                                                 5.

Item  4. Submission of Matters to a Vote of Stockholders                   6.

                                     PART II

Item  5. Market for Registrant's Common Stock and
         Related Stockholder Matters                                       7.

Item  6. Selected Consolidated Financial Data                              7.

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8.

Item  8. Consolidated Financial Statements and
         Supplementary Data                                                8.

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                            8.

                                    PART III

Item 10. Directors and Executive Officers of the
         Registrant                                                        9.

Item 11. Executive Compensation                                            9.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                            10.

Item 13. Certain Relationships and Related Transactions                   10.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                          10.

         Signatures                                                       14.

         Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

         (1) The Annual Report to Stockholders for the year ended December 31, 2000. Referenced in Parts I and II of the December 31, 2000 Annual Report on Form 10-K, Items 1, 5, 6, 7 and 8.

         (2) The 2001 Proxy Statement, dated March 23, 2001. Referenced in Part III of the December 31, 2000 Annual Report on Form 10-K, Items 10, 11, 12 and 13.


                                     PART I

ITEM 1.  BUSINESS

General

Incorporated herein by reference is the Company's 2000 Annual Report to Stockholders. A discussion on the organization and nature of operations may be found on page 13.

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

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located substantially in the eastern end of Queens County, Nassau County and the western end of Suffolk County. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages, letters of credit and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products and mutual funds, a consumer debit card with membership in a national ATM network and, through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank currently has ATMs at eight of its ten branch locations. The Bank also offers its retail customers the ability to verify their account balances, effect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system. Commercial customers can also access this same system or they may utilize Business Direct Access (BDA), the Company's real-time cash management system. Through BDA, business and municipal customers can perform all of the foregoing transactions as well as initiate wire transfers, ACH payments and stop payment orders from a personal computer.

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

The Bank's business is not of a seasonal nature nor does it depend on one or a few large customers for its existence. The Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its depositors. The Bank's nature and conduct of business have remained unchanged since year-end 1999.

In 1979, the Bank established New Hyde Park Leasing Corporation to lease various types of commercial equipment. During 1994, the Bank established SB ORE Corp. to hold foreclosed property acquired in connection with extensions of credit. In 1998, the Bank established SB Portfolio Management Corp. and SB Financial Services Corp. SB Portfolio Management Corp. manages a portfolio of fixed income investments for the Bank while SB Financial Services Corp. provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Bank and each of its subsidiaries. SB Portfolio Management Corp. and SB Financial Services Corp. are each based in Wilmington, Delaware. SB Portfolio Management Corp.'s assets totaled $263,000,000 at December 31, 2000, which represents approximately 26 percent of the assets for the consolidated entity. Effective as of the close of business on January 31, 2001, the Bank purchased all of the issued and outstanding capital stock of Studebaker-Worthington Leasing Corp. Studebaker-Worthington Leasing Corp. has provided business equipment leasing nationwide for over thirty years, specializing in small ticket leases up to $100,000 for computers and office equipment.

Compliance with provisions regulating environmental controls will have no effect upon the capital expenditures, earnings or competitive position of the Company.

The Company employed 235 full-time and part-time officers and employees as of December 31, 2000.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 2000 Annual Report to stockholders. The Company's statistical information may be found on pages 38- 43.


ITEM 2.  PROPERTIES

The main office of the Company is located at the Bank's main branch at 699 Hillside Avenue, New Hyde Park, N.Y. The lease on the land used by the Bank expires on March 27, 2009 and contains an option to renew for an additional ten-year period.

The Bank's lending division is located at Two Jericho Plaza, Jericho, N.Y. This lease expires on March 31, 2007.

The Bank operates full service branches at 501 North Broadway, Jericho, N.Y.; 2 Lincoln Avenue, Rockville Centre, N.Y.; 580 East Jericho Turnpike, Huntington, N.Y.; 740 Veterans Memorial Highway, Hauppauge, N.Y.; 339 Nassau Boulevard, Garden City South, N.Y., 135 South Street, Oyster Bay, N.Y., 4250 Veterans Memorial highway, Holbrook, N.Y., 27 Smith Street, Farmingdale, N.Y. and 234 Route 25A, East Setauket, N.Y. The Jericho lease expires on October 31, 2011 and contains a twelve-year renewal option. The Rockville Centre lease expires on May 31, 2005 and has one five-year renewal option. The Huntington lease expires on December 31, 2003 and has one five-year renewal option. The Bank's operations center is also located in the Huntington facility. The Hauppauge lease expires on June 30, 2005 and contains two ten-year renewal options. The Holbrook lease expires on October 31, 2002 and contains two five-year renewal options. The Farmingdale lease also expires on October 31, 2002 and it has three five-year renewal options. The East Setauket lease expires on May 31, 2005 and it has two five-year renewal options. The Bank received approval to open three full service branches in 2001 at 222 Old Country Road, Mineola, N.Y., 75-20 Astoria Boulevard, Jackson Heights, N.Y. and 49-01 Grand Avenue, Maspeth, N.Y. The lease in Mineola expires on April 30, 2010 and contains one ten-year and two five-year renewal options. The lease in Jackson Heights expires May 31, 2006 and has two five-year renewal options. The lease in Maspeth expires April 30, 2006 and also contains two five-year renewal options. The Garden City South and Oyster Bay facilities are owned by the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         (a) Incorporated herein by reference is the Company's 2000 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 44 thereof.

         (b) At December 31, 2000, the approximate number of equity stockholders were as follows:

                       (1)                                   (2)
                  Title of Class                 Number of Record Holders
                  --------------                 ------------------------
                  Common Stock                              1,300

         (c) Annual cash dividends of 50, 46, and 45 cents per share, restated to give retroactive effect to stock dividends and splits, were paid in 2000, 1999, and 1998, respectively. The Company paid 8%, 6% and 5% stock dividends in 2000, 1999, and 1998, respectively. It is the Company's expectation that dividends will continue to be paid in the future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         (a) Incorporated herein by reference is the Company's 2000 Annual Report to Stockholders. The Company's selected financial data for the last five years may be found on the inside cover.

         (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (a) Incorporated herein by reference is the Company's 2000 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 25 - 37.

         (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

         (c) As of December 31, 2000, the Company had no material commitments for capital expenditures.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the Company's 2000 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 9. Reference again is made to State Bancorp, Inc.'s 2000 Annual Report to Stockholders for the Company's audited Consolidated Statements of Income, Cash Flows and Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2000. These items may be found on pages 10 - 12.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Incorporated herein by reference is the Company's 2001 Proxy Statement, dated March 23, 2001. The identification of the directors of the Company may be found on pages 12 and 13.

         (b) Incorporated herein by reference is the Company's 2001 Proxy Statement, dated March 23, 2001. The identification of the executive officers of the Company may be found under "Principal Officers" on page 2.

                  There exists no family relationships between any director or executive officer.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 2001 Proxy Statement, dated March 23, 2001. Management remuneration may be found on pages 4 and 5.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference is the Company's 2001 Proxy Statement, dated March 23, 2001. Security ownership of certain beneficial owners and management may be found on pages 17 and 18.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 2001 Proxy Statement, dated March 23, 2001. Certain relationships and related transactions may be found on page 12 and 13.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements

         Included in the 2000 Annual Report to Stockholders of
         State Bancorp, Inc. and enclosed herewith, are the following financial statements and notes thereon:

         -   Consolidated Balance Sheets as of December 31, 2000 and 1999.

         - Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

         - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)for the years ended December 31, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements

         -   Summary of Significant Accounting and Reporting Policies (1)
         -   Securities Held to Maturity and Securities Available for Sale (2)
         -   Loans - Net (3)
         -   Bank Premises and Equipment - Net (4)
         -   Other Assets (5)
         -   Lines of Credit and Borrowed Funds (6)
         -   Income Taxes (7)
         -   Incentive Stock Option Plans (8)
         -   Employee Benefit Plans (9)
         -   Commitments and Contingent Liabilities (10)
         -   State Bancorp, Inc. (Parent Company Only) (11)
         -   Financial Instruments with Off-Balance Sheet Risk (12)
         -   Disclosures About Fair Value of Financial Instruments (13)
         -   Regulatory Matters (14)
         -   Subsequent Events (15)

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

         i) 1999 Incentive Stock          Incorporated by reference from exhibit
            Option Plan                   10i to the Company's  December 31,
                                          1998 Form 10-K.

         j) (i) 1998 Directors' Stock     Incorporated by reference from exhibit
            Plan                          10j to the Company's  December 31,
                                          1999 Form 10-K.

         j) (ii) 1998 Directors' Stock    Filed herein.
            Plan Amendment No. 1



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


                                By:      s/Thomas F. Goldrick, Jr., Chairman
                                         -----------------------------------
                                          Thomas F. Goldrick, Jr., Chairman

                                Date:            March 27, 2001
                                         -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

s/Thomas F. Goldrick, Jr.    Chairman of the Board                   3/27/01
-------------------------    (Principal Executive Officer)           -------
Thomas F. Goldrick, Jr.

s/Daniel T. Rowe             President                               3/27/01
----------------                                                     -------
Daniel T. Rowe

s/Richard W. Merzbacher      Vice Chairman                           3/27/01
-----------------------                                              -------
Richard W. Merzbacher

s/Brian K. Finneran          Secretary                               3/27/01
-------------------          (Principal Financial Officer)           -------
Brian K. Finneran

s/Gary Holman                Vice Chairman of the Board              3/27/01
-------------                                                        -------
Gary Holman

s/J. Robert Blumenthal       Director                                3/27/01
----------------------                                               -------
J. Robert Blumenthal

s/Carl R. Bruno              Director                                3/27/01
---------------                                                      -------
Carl R. Bruno

                             Director
---------------------                                                -------
Thomas E. Christman

s/Arthur Dulik, Jr.          Director                                3/27/01
-------------------                                                  -------
Arthur Dulik, Jr.

s/Joseph F. Munson           Director                                3/27/01
------------------                                                   -------
Joseph F. Munson

s/John F. Picciano           Director                                3/27/01
------------------                                                   -------
John F. Picciano

s/Suzanne H. Rueck           Director                                3/27/01
------------------                                                   -------
Suzanne Rueck

s/Jeffrey S. Wilks           Director                                3/27/01
------------------                                                   -------
Jeffrey S. Wilks