Form 10-Q
period 2001-03-31
STATE BANCORP INC
filed 2001-05-15
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2001

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

As of April 27, 2001, there were 7,497,545 shares of Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 2001 and December 31, 2000
     (Unaudited)                                                              1.

Consolidated Statements of Income for the Three Months Ended
     March 31, 2001 and 2000 (Unaudited)                                      2.

Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2001 and 2000 (Unaudited)                                      3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Three Months Ended March 31, 2001 and 2000 (Unaudited)    4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              8.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       14.

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

---------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
---------------------------------------

----------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
----------------------------------------------------------


------------------------------------------------
ASSETS:                                                       2001                2000
------------------------------------------------          --------------      -------------

CASH AND DUE FROM BANKS                                     $20,974,387        $29,548,865
FEDERAL FUNDS SOLD                                                    -          1,300,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL              75,000,000         60,000,000
                                                          --------------      -------------
TOTAL CASH AND CASH EQUIVALENTS                              95,974,387         90,848,865


SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $216,597 IN 2001 AND $258,708 IN 2000)                      210,200            261,600
  AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE             339,502,173        418,329,436
                                                          --------------      -------------
TOTAL SECURITIES                                            339,712,373        418,591,036

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($9,867,754 IN 2001 AND $9,207,243 IN 2000)               534,620,830        487,785,203
BANK PREMISES AND EQUIPMENT - NET                             4,839,799          4,471,848
OTHER ASSETS                                                 18,618,491         19,526,396

                                                          --------------      -------------
------------------------------------------------
TOTAL ASSETS                                               $993,765,880     $1,021,223,348
------------------------------------------------          ==============      =============


------------------------------------------------
LIABILITIES:
------------------------------------------------
DEPOSITS:
  DEMAND                                                   $144,903,461       $147,807,136
  SAVINGS                                                   253,412,404        244,697,890
  TIME                                                      457,596,925        502,602,123
                                                          --------------      -------------
TOTAL DEPOSITS                                              855,912,790        895,107,149

FEDERAL FUNDS PURCHASED                                       6,600,000          9,700,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                        -            325,000
OTHER BORROWINGS                                             45,459,619         35,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                 8,635,165          8,784,462

                                                          --------------      -------------
------------------------------------------------
TOTAL LIABILITIES                                           916,607,574        948,916,611
------------------------------------------------          --------------      -------------

------------------------------------------------
STOCKHOLDERS' EQUITY:
------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                      -                  -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 7,782,913 SHARES IN 2001
  AND 7,744,896 SHARES IN 2000; OUTSTANDING 7,475,977
  SHARES IN 2001 AND 7,527,383 SHARES IN 2000                38,914,565         38,724,480
SURPLUS                                                      34,663,693         34,518,406
RETAINED EARNINGS                                             6,577,661          4,779,837
TREASURY STOCK (272,715 SHARES IN 2001
  AND 178,900 SHARES IN 2000)                                (3,831,302)        (2,422,428)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAXES                                                1,118,373         (2,972,336)
UNEARNED COMPENSATION                                          (284,684)          (321,222)

                                                          --------------      -------------
------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                   77,158,306         72,306,737
------------------------------------------------          --------------      -------------

----------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $993,765,880     $1,021,223,348
----------------------------------------------------------==============      =============


                                       (1)

------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------

-------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
-------------------------------------------------------------------


                                                             ------------------------------
                                                                     THREE MONTHS
                                                             ------------------------------

                                                             -------------   --------------
                                                                 2001            2000
                                                             -------------   --------------
------------------------------------------------------
INTEREST INCOME:
------------------------------------------------------

LOANS                                                         $12,380,823      $11,373,623
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                           1,222,051          132,084
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                            1,239,945          722,536
   MORTGAGE-BACKED SECURITIES                                     189,220          321,460
   GOVERNMENT AGENCY SECURITIES                                 4,034,495        4,921,128
   OTHER SECURITIES                                               151,025          127,954
                                                             -------------   --------------
TOTAL INTEREST INCOME                                          19,217,559       17,598,785
                                                             -------------   --------------

------------------------------------------------------
INTEREST EXPENSE:
------------------------------------------------------

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                4,891,859        4,893,033
OTHER DEPOSITS AND TEMPORARY BORROWINGS                         4,204,636        3,314,196
                                                             -------------   --------------
TOTAL INTEREST EXPENSE                                          9,096,495        8,207,229
                                                             -------------   --------------

NET INTEREST INCOME                                            10,121,064        9,391,556
PROVISION FOR PROBABLE LOAN LOSSES                                773,000        1,000,000
                                                             -------------   --------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                       9,348,064        8,391,556
                                                             -------------   --------------

------------------------------------------------------
OTHER INCOME:
------------------------------------------------------

SERVICE CHARGES ON DEPOSIT ACCOUNTS                               429,350          498,362
NET SECURITY LOSSES                                                (9,666)         (88,506)
OTHER OPERATING INCOME                                            234,905          315,047
                                                             -------------   --------------
TOTAL OTHER INCOME                                                654,589          724,903

                                                             -------------   --------------
INCOME BEFORE OPERATING EXPENSES                               10,002,653        9,116,459
                                                             -------------   --------------

------------------------------------------------------
OPERATING EXPENSES:
------------------------------------------------------

SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                        4,054,243        3,645,578
OCCUPANCY                                                         524,362          444,599
EQUIPMENT                                                         260,213          217,563
MARKETING AND ADVERTISING                                         320,968          180,000
DEPOSIT  ASSESSMENT  FEES                                          45,510           40,101
AMORTIZATION  OF  INTANGIBLES                                       9,034            9,034
OTHER  OPERATING  EXPENSES                                      1,357,185          767,261
                                                             -------------   --------------
TOTAL OPERATING EXPENSES                                        6,571,515        5,304,136
                                                             -------------   --------------

INCOME BEFORE INCOME TAXES                                      3,431,138        3,812,323
PROVISION FOR INCOME TAXES                                        658,757        1,096,063

                                                             -------------   --------------
------------------------------------------------------
NET INCOME                                                     $2,772,381       $2,716,260
------------------------------------------------------       -------------   --------------

------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                    $0.37            $0.36
------------------------------------------------------             -----            -----

------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                  $0.36            $0.36
------------------------------------------------------             -----            -----

------------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                      7,530,261        7,532,793
------------------------------------------------------       -------------   --------------


                                       (2)

----------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------

--------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------


--------------------------------------------------------------------                  -----------------     -----------------
OPERATING ACTIVITIES:                                                                       2001                  2000
--------------------------------------------------------------------                  -----------------     -----------------

  NET INCOME                                                                                $2,772,381            $2,716,260
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                         773,000             1,000,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                               249,138               215,034
    AMORTIZATION OF INTANGIBLES                                                                  9,034                 9,034
    ACCRETION OF NET DISCOUNT ON SECURITIES                                                   (850,918)             (339,685)
    AMORTIZATION OF UNEARNED COMPENSATION                                                       52,070                48,703
    NET SECURITY LOSSES                                                                          9,666                88,506
    (INCREASE) DECREASE IN OTHER ASSETS, NET                                                  (600,731)              737,303
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                                 (800,893)           (1,010,927)

                                                                                      -----------------     -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    1,612,747             3,464,228
                                                                                      -----------------     -----------------


--------------------------------------------------------------------
INVESTING ACTIVITIES:
--------------------------------------------------------------------

  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                       51,400                51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                      43,707,492            15,255,942
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                103,088,659            18,745,058
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                               (60,883,471)          (49,365,280)
  (INCREASE) DECREASE IN LOANS - NET                                                       (47,608,627)              742,231
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                              (617,089)             (474,509)

                                                                                      -----------------     -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                         37,738,364           (15,045,158)
                                                                                      -----------------     -----------------


--------------------------------------------------------------------
FINANCING ACTIVITIES:
--------------------------------------------------------------------

  INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS                                         5,810,839            (7,718,665)
  DECREASE IN TIME DEPOSITS                                                                (45,005,198)          (12,089,132)
  DECREASE IN FEDERAL FUNDS PURCHASED                                                       (3,100,000)           (6,450,000)
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                            (325,000)           14,747,000
  INCREASE (DECREASE) IN OTHER BORROWINGS                                                   10,459,619           (11,000,000)
  CASH DIVIDENDS PAID                                                                         (976,815)             (906,473)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                 217,020               188,693
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                        102,820                 6,600
  PURCHASES OF TREASURY STOCK                                                               (1,408,874)              (72,518)

                                                                                      -----------------     -----------------
NET CASH USED IN FINANCING ACTIVITIES                                                      (34,225,589)          (23,294,495)
                                                                                      -----------------     -----------------


-------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         5,125,522           (34,875,425)
-------------------------------------------------------------------

--------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                                       90,848,865            64,428,471
--------------------------------------------------------------------


--------------------------------------------------------------------                  -----------------     -----------------
CASH AND CASH EQUIVALENTS - MARCH 31                                                       $95,974,387           $29,553,046
--------------------------------------------------------------------                  -----------------     -----------------


--------------------------------------------------------------------
SUPPLEMENTAL DATA:
--------------------------------------------------------------------
     INTEREST PAID                                                                          $9,579,565            $8,775,038
     INCOME TAXES PAID                                                                         $50,000              $156,000
     ADJUSTMENT TO UNREALIZED NET GAIN (LOSS) ON SECURITIES
         AVAILABLE FOR SALE                                                                 $6,244,165           ($1,001,887)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                        $974,556              $907,018




                                       (3)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------


------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
------------------------------------------------------------------------------



                                                                                   ACCUMULATED
                                                                                         OTHER                           COMPRE-
                                                                                       COMPRE-    UNEARNED               HENSIVE
                                       COMMON               RETAINED   TREASURY        HENSIVE     COMPEN-                INCOME
                                        STOCK    SURPLUS    EARNINGS      STOCK   (LOSS)INCOME     SATION        TOTAL    (LOSS)
                                        -----    -------    --------      -----   -------------    ------        -----    ------
BALANCE,  JANUARY 1,  2001         $38,724,480 $34,518,406 $4,779,837 ($2,422,428)($2,972,336) ($321,222) $72,306,737

COMPREHENSIVE INCOME:
NET INCOME                                                  2,772,381                                       2,772,381  $2,772,381
                                                                                                                       -----------

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                  4,103,705
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                     (12,996)
                                                                                                                       -----------
       TOTAL OTHER COMPREHENSIVE INCOME                                             4,090,709               4,090,709   4,090,709
                                                                                                                       -----------

TOTAL COMPREHENSIVE INCOME                                                                                             $6,863,090
                                                                                                                       -----------

CASH DIVIDEND
   ($0.13 PER SHARE)                                         (974,557)                                       (974,557)

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (17,906 SHARES
  AT 95% OF MARKET VALUE)               89,530     127,490                                                    217,020

STOCK OPTIONS EXERCISED                100,555       2,265                                                    102,820

TREASURY STOCK PURCHASED                                               (1,408,874)                         (1,408,874)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     15,532                                        36,538       52,070
                                    ----------  ----------  ---------  ----------  ----------  ----------- ----------

--------------------------
BALANCE,  MARCH 31, 2001           $38,914,565 $34,663,693 $6,577,661 ($3,831,302) $1,118,373  ($284,684) $77,158,306
--------------------------
                                    ----------  ----------  ---------  ----------  ----------  ----------- ----------



BALANCE,  JANUARY 1,  2000         $35,391,105 $29,492,832 $5,119,181  ($918,649)($12,501,470) ($479,902) $56,103,097

COMPREHENSIVE INCOME:
NET INCOME                                                  2,716,260                                       2,716,260  $2,716,260
                                                                                                                       -----------

OTHER COMPREHENSIVE LOSS,
   NET OF TAX:
   UNREALIZED HOLDING LOSSES ARISING
     DURING THE PERIOD                                                                                                   (663,733)
   RECLASSIFICATION ADJUSTMENT
     FOR LOSSES INCLUDED IN NET INCOME                                                                                     28,553
                                                                                                                       -----------
       TOTAL OTHER COMPREHENSIVE LOSS                                                (635,180)               (635,180)   (635,180)
                                                                                                                       -----------

TOTAL COMPREHENSIVE INCOME                                                                                             $2,081,080
                                                                                                                       -----------

CASH DIVIDEND
   ($0.12 PER SHARE)                                         (907,018)                                       (907,018)

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (13,936 SHARES
  AT 95% OF MARKET VALUE)               69,680     119,013                                                    188,693

STOCK OPTIONS EXERCISED                  6,335         265                                                      6,600

TREASURY STOCK PURCHASED                                                 (72,518)                             (72,518)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     10,841                                        37,862       48,703
                                    ----------  ----------  ---------  ---------- ------------ ---------   ----------

-------------------------
BALANCE,  MARCH 31, 2000           $35,467,120 $29,622,951 $6,928,423  ($991,167)($13,136,650) ($442,040) $57,448,637
-------------------------           ----------  ----------  ---------  ---------- ------------ ----------  ----------

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 2001 and December 31, 2000, its consolidated earnings for the three months ended March 31, 2001 and 2000 and cash flows and changes in stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2001.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 93,815 common shares at an average price of $15.02.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 144,245 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 2001, 110,024 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


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

                                      (5)


For the Three Months Ended March 31,                                                             2001                         2000
------------------------------------                                                             ----                         ----

Net income                                                                                 $2,772,381                   $2,716,260

Average dilutive stock options outstanding                                                    234,927                      289,959

Average exercise price per share                                                                $8.65                        $6.42

Average market price -  diluted basis                                                          $14.27                       $13.45

Average common shares outstanding                                                           7,530,261                    7,532,793

Increase in shares due to exercise of options - diluted basis                                  77,948                       88,220
                                                                                               ------                       ------

Adjusted common shares outstanding -  diluted                                               7,608,209                    7,621,013
                                                                                            ---------                    ---------

Net income per share-basic                                                                      $0.37                        $0.36
                                                                                                -----                        -----

Net income per share-diluted                                                                    $0.36                        $0.36
                                                                                                -----                        -----

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

LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,816,000 and $2,330,000 was established for $9,071,762 and $9,656,762 of the total impaired loans at March 31, 2001 and December 31, 2000, respectively, with the balance of impaired loans in 2001 and 2000 requiring no specific allowance. The total average impaired loan balance was $10,070,521 for the quarter ended March 31, 2001 and $6,704,326 for the year ended December 31, 2000. Total impaired loans amounted to $9,597,396 and $10,182,396 at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate was $8,472,396 and $1,125,000, respectively. Total interest income recognized for impaired, nonaccrual and restructured loans was $1,202 and $42,947 for the three months ended March 31, 2001 and 2000, respectively.

                                      (6)

Activity in the allowance for probable loan losses for the three months ended March 31, 2001 and 2000 is as follows:

                                                                                                           2001               2000
                                                                                                           ----               ----

Balance, January 1                                                                                   $9,207,243         $7,106,627

Adjustments (1)                                                                                         460,540                  -

Provision charged to income                                                                             773,000          1,000,000

Charge-offs, net of recoveries of $59,285 in 2001 and $40,227 in 2000                                 (573,029)          (753,738)
                                                                                                     ----------         ----------
Balance, March 31                                                                                    $9,867,754         $7,352,889
                                                                                                     ==========         ==========


(1)Allowance of leasing company acquired during the quarter ended March 31,2001.

                                      (7)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview - State Bancorp, Inc. (the "Company") is a one-bank holding company, which was formed on June 24, 1986. The Company operates as the parent for its wholly-owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966. The income of the Company is derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation, SB ORE Corp. and Studebaker-Worthington Leasing Corp. ("SWLC").

Material Changes in Financial Condition - Total assets of the Company amounted to $993.8 million at March 31, 2001, a decrease of $27.5 million or 2.7% when compared to December 31, 2000, primarily due to a $78.9 million decrease in net investments offset by an increase in gross loans and leases of $47.5 million or 9.6%. The reduction in investment securities resulted from calls on the Government Agency portion of the portfolio due to the decline in interest rates experienced during the first quarter of 2001 coupled with sales of short-term tax-exempt municipal notes as part of an ongoing restructuring of the Company's balance sheet. In February 2001, the Company purchased SWLC, a leasing company that specializes in leases up to $100,000 for small office and computer equipment. These leases accounted for $19.6 million of the increase in gross loans and leases. Management anticipates continued expansion of the loan portfolio during the balance of 2001, but at a slower pace than has occurred in recent years.

At March 31, 2001, total deposits decreased by $39.2 million to $855.9 million when compared to December 31, 2000. This decrease was attributable to a decline of $48.3 million or 4.4% in certificates of deposit over $100,000 ("Jumbo certificates of deposit") offset somewhat by an increase of $5.8 million in low-cost core deposits, principally savings deposits and money fund accounts. Core deposits (demand, NOW, savings and money fund accounts) represented approximately 46.5% of total deposits at March 31, 2001 versus 43.8% at year-end 2000. The Company also experienced an increase in short-term borrowings of $7.0 million during the first quarter, primarily short-term notes payable for SWLC. Retail CD balances were unchanged during the first quarter. Management expects the vast majority of six- and twelve-month CDs maturing during the second quarter of 2001 to be retained at significantly reduced rates from last year's promotional level. In addition, core deposit balances are also expected to grow in 2001 as a result of anticipated branch openings in Mineola (Nassau) and Jackson Heights (Queens) during the second quarter and two additional branches in Queens during the last half of 2001.

Average assets for the first quarter of 2001 were up by $97.3 million or 10.6% to $1.02 billion versus the comparable 2000 period. Sources of asset expansion included a $38.9 million or 8.0% increase in average loans, primarily commercial loans and mortgages, and lower-yielding Securities Purchased Under Agreements to Resell, up on average $82.1 million. This was offset by a slight decline in average investments of $16.7 or 4.4%, primarily due to calls on taxable Agency issues (down $50.3 million) and paydowns on mortgage-backed securities (down $10.0 million). Average municipal securities increased by $23.4 million, mainly non-New York state paper purchased by SB Portfolio Management Corp. Funding this growth were increases in money fund accounts and other time deposits. Average borrowed funds, primarily securities sold under agreements to repurchase, decreased by $29.5 million or 63.7% during the first quarter of 2001, compared to 2000. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a one basis point increase in the first quarter net interest margin to 4.46%. Management anticipates that growth in loans during the balance of 2001 coupled with a continued increase in core deposit balances will serve to widen the net interest rate spread during the last three quarters of the year.

                                       (8)

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 2001, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are significantly in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $77.2 million at March 31, 2001, an increase of $19.7 million or 34.3% versus the comparable 2000 date. This was directly related to the increase in comprehensive income resulting from the decrease in unrealized loss on the Company's investment portfolio. At March 31, 2001, the Company recorded a $1.1 million unrealized gain on its investment portfolio, while a $13.1 million unrealized loss was recorded in 2000. Excluding valuations related to SFAS No. 115 at March 31, 2001 and 2000, total stockholders' equity grew at a year-to-year rate of 7.7%. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of March 31, 2001 and compares them to current regulatory guidelines and December 31 and March 31, 2000 actual results.

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets

Regulatory Minimum         3.00%-4.00%             4.00%                  8.00%

Ratios as of:
  March 31, 2001                 7.20%            11.68%                 12.94%
  December 31, 2000              7.57%            12.53%                 13.78%
  March 31, 2000                 7.45%            12.07%                 13.32%

Regulatory Criteria for a "Well
Capitalized" Institution         5.00%             6.00%                 10.00%



                                      (9)

Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 2001, the Company's liquidity position remained stable and well within acceptable industry standards. During the first quarter of 2001, calls on Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 2001, the Company had access to approximately $35 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. The Company also had $6.5 million in formal and $10.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes as well as approximately $70.9 million in securities available to be pledged to secure repurchase agreements or other borrowings at March 31, 2001.


Material Changes in Results of Operations - Net income for the three months ended March 31, 2001 was $2.8 million, a 2.1% improvement over the comparable 2000 period. The higher level of earnings resulted from an increase in net interest income of 7.8% coupled with a reduction in the provision for loan losses, lower security losses and a lower effective income tax rate (19.3% in 2001 versus 28.8% in 2000) in 2001. Somewhat offsetting these positive factors were higher total operating expenses (up 23.9%) and lower other income, excluding net security losses, (down 18.3%) during the first quarter of 2001. Expenses related to the new subsidiary, SWLC, and to the new branches and an increase in legal and other professional fees contributed to the increase in operating expenses.

The increase in net interest income, up 7.8% to $10.1 million, resulted from an expanded interest-earning asset base (up 11.9%), principally commercial loans and mortgages and money market instruments. The additional branches in Mineola and Queens should provide significant opportunity for the Company to further increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. Management has added full time staff who will concentrate on the marketing and sales efforts of new and existing retail products, including lease financing transactions that will be handled by SWLC.

The Company's investment portfolio decreased, on average, by 4.4% in 2001 versus 2000, primarily through declines in callable Government agency securities (down on average $50.3 million or 17.0%) and mortgage-backed notes (down $10.0 million) and an increase in local municipal securities (up on average $23.4 million or 28.5%).


                                      (10)

Other income decreased by 9.7% in the first quarter of 2001 due to decreases in overdraft fees, service charges on deposit accounts and wire transfer fees offset somewhat by a decrease in net security losses. Excluding the impact of securities transactions, other income decreased by 18.3% in 2001. Management expects that other income will improve during the balance of 2001 when compared to last year's results.

The increase in operating expenses during the first quarter of 2001 exceeded the growth in net revenue, resulting in a higher operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions). The 2001 efficiency ratio increased to 57.3% from 50.4% a year ago. Approximately 3% of the increase is attributable to the operating expenses of the new subsidiary, SWLC. Higher expenses in 2001 are also directly related to a new branch in East Setauket, opened in the last half of 2000, and the projected new branch openings in Nassau and Queens counties in 2001. Categories directly affected include rent, salaries and professional fees. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also increased during the first three months of 2001 to 2.61% from a level of 2.31% in 2000. This ratio still places the Company in the top 15% of its peer group for this efficiency measure. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $10.6 million at March 31, 2001, a slight decrease from $10.7 million at December 31, 2000 and an increase of $4.3 million from the comparable 2000 date. As of March 31, 2001, restructured, accruing loans declined by $101 thousand versus year-end 2000. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest remained about the same when compared to year-end 2000.

The allowance for probable loan losses amounted to $9.9 million or 1.8% of total loans at March 31, 2001 versus $7.4 million and 1.5%, respectively, at the comparable 2000 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing was 68.7% at March 31, 2001 as compared to 106.5% at March 31, 2000. This is up slightly from 62.7% at December 31, 2000. The increase in nonperforming assets resulted in the diminished coverage ratios. As noted in prior years, the balance in nonaccrual loans related primarily to related credits totaling almost $4.8 million at March 31, 2001 and December 31, 2000. This credit was partly written down during 1999 and 2000 and was transferred to nonaccrual status when the collection of interest became doubtful. The growth in the nonaccrual category since March 2000 resulted from the transfer of two large credits, both commercial and individual during the last quarter of 2000. The loans are fully secured by marketable collateral.


                                      (11)

Management actively reviews each of these credits, however, it is unlikely that they will all move to accrual status during 2001. The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for loan losses for the first quarter of 2001 and 2000 was $773 thousand and $1.0 million, respectively. Net loan charge-offs during the same periods were $573 thousand and $754 thousand, respectively. The provision is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed throughout 2001. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.


                                      (12)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 2
-----------------------

------------------------------------------------------------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
MARCH 31, 2001 VERSUS DECEMBER 31, 2000 AND MARCH 31, 2000
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                                                    PERIOD ENDED:
                                                                          ----------------------------------------------------------
                                                                              3/31/01              12/31/00              3/31/00
                                                                          ----------------       --------------       --------------
NONACCRUAL LOANS                                                                  $10,559 (1)          $10,736 (1)        $6,213 (1)
OTHER REAL ESTATE OWNED                                                                 -                    -                 -
                                                                          ----------------       --------------       --------------
    TOTAL NONPERFORMING ASSETS                                                    $10,559              $10,736            $6,213
                                                                          ----------------       --------------       --------------

RESTRUCTURED,  ACCRUING  LOANS                                                       $305                 $406              $331
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                              $3,501               $3,542              $360
GROSS  LOANS  OUTSTANDING                                                        $544,489             $496,992          $487,452
TOTAL  STOCKHOLDERS'  EQUITY                                                      $77,158              $72,307           $57,449

ANALYSIS OF THE ALLOWANCE FOR                                                                           QUARTER ENDED:
                                                                          ----------------------------------------------------------
  PROBABLE LOAN LOSSES:                                                       3/31/01              12/31/00              3/31/00
                                                                          ----------------       --------------       --------------
BEGINNING BALANCE                                                                  $9,207               $8,704            $7,107
ADJUSTMENTS (3)                                                                       461                    -                 -
PROVISION                                                                             773                  750             1,000
NET CHARGE-OFFS                                                                      (573)                (247)             (754)
                                                                          ----------------       --------------       --------------
    ENDING BALANCE                                                                 $9,868               $9,207            $7,353
                                                                          ----------------       --------------       --------------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                                1.8%                 1.9%                 1.5%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                         1.9%                 2.2%                 1.3%

NONPERFORMING ASSETS  (2)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                                 1.9%                 2.2%                 1.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                                          93.5%                85.8%               118.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                                                 68.7%                62.7%               106.5%

(1) INCLUDES RELATED CREDITS TOTALING $4.8 MILLION AT MARCH 31, 2001 AND AT DECEMBER 31, 2000 AND $5.4 MILLION AT MARCH 31, 2000.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

(3)  ALLOWANCE OF LEASING COMPANY ACQUIRED DURING THE QUARTER ENDED 3/31/01.

                                      (13)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2000 in our Annual Report on Form 10-K. There have been no material changes in our market risk at March 31, 2001 compared to March 31, 2000. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 2-3), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. We used the same assumptions in the table as in the prior year. The Company's gap ratio (the percentage of assets repricing against liabilities) at March 31, 2001 was 83.4%. The Company is liability sensitive at the one-year interval, meaning that more liabilities reprice on a cumulative basis than assets. This indicates that net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the direction of a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At March 31, 2001, there were no trading assets, nor have hedging transactions such as interest rate swaps been used. There has been no material change in the composition of assets or deposit liabilities from December 31, 2000. We continue to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2000. The Board of Directors has not changed approved limits of acceptable variances.



                                      (14)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK (CONTINUED)

                                           ===========================================================================
                                                                         MARCH 31, 2001
-----------------
TABLE  2-3                                                  LIQUIDITY AND INTEREST RATE SENSITIVITY
-----------------                          ===========================================================================


                                                              ===================================================================
                                                                                   SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                                              Noninterest-
-------------------------------------------------------
INTEREST - SENSITIVE  ASSETS :                      1)   0 - 6 Months  6-12 Months  1 - 5 Years  Over 5 Years    Sensitive     Total
-------------------------------------------------------  ------------- -----------  -----------  -------------- ----------  --------
   Loans (net of unearned income)  2)                        $274,406      $26,110     $160,672       $72,742      $10,559  $544,489
   Securities Purchased Under Agreements to Resell
        and Federal Funds Sold                                 75,000                                                         75,000
   Securities Held to Maturity                                                              210                                  210
   Securities  Available  for  Sale  3)                       102,635       23,951        8,786       198,177        4,286   337,835
                                                        -------------- ------------  -----------   ------------ -----------  -------
             Total  Interest-Earning Assets                   452,041       50,061      169,668       270,919       14,845   957,534
   Unrealized Net Gain on Securities Available for Sale         1,667                                                          1,667
   Cash and Due from Banks                                     20,974                                                         20,974
   All  Other  Assets   7)                                      7,173        4,277                                   2,141    13,591
                                                        -------------- ------------  -----------   ------------ ----------   -------
             Total  Assets                                   $481,855      $54,338     $169,668      $270,919      $16,986  $993,766
                                                        -------------- ------------  -----------   ------------ ----------   -------

-------------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES :                 1)
-------------------------------------------------------
   Savings  Accounts  4)                                       $5,602       $5,602      $44,813       $56,016               $112,033
   Money  Fund  and  NOW Accounts  5)                         103,005        4,264       34,110                              141,379
   Time  Deposits 6)                                          408,297       28,041       20,549           710                457,597
                                                        -------------- ------------  -----------   ------------ ----------   -------
             Total  Interest-Bearing Deposits                 516,904       37,907       99,472        56,726            0   711,009
   Securities Sold Under Agreements to Repurchase,
       Federal Funds Purchased, and Other Borrowings           46,937                     5,123                               52,060
                                                        -------------- ------------   -----------  ------------ ----------   -------
             Total  Interest-Bearing  Liabilities             563,841       37,907      104,595        56,726            0   763,069
   All  Other  Liabilities,  Equity and Demand Deposits 7)      7,602          961           72                    222,062   230,697
                                                        -------------- ------------   -----------  ------------ ----------   -------
             Total  Liabilities  and  Equity                 $571,443      $38,868     $104,667       $56,726     $222,062  $993,766
                                                        -------------- ------------   -----------  ------------ ----------   -------

         Cumulative Interest-Sensitivity Gap  8)            ($111,800)    ($99,646)    ($34,573)     $179,620     $194,465
         Cumulative Interest-Sensitivity Ratio  9)               80.2 %       83.4 %       95.1 %       123.5 %      125.5 %
         Cumulative Interest-Sensitivity Gap
            As  a  %  of  Total Assets                          (11.3)%      (10.0)%       (3.5)%        18.1 %       19.6 %

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



                               STATE BANCORP, INC.




5/15/01                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



5/15/01                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (16)