Form 10-Q
period 2001-06-30
STATE BANCORP INC
filed 2001-08-14
CIK 723458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to _________.

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

               699 HILLSIDE AVENUE, NEW HYDE PARK, NEW YORK 11040
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     As of August 9, 2001, there were 7,860,342 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets - June 30, 2001 and
            December 31, 2000 (Unaudited)                                    1
          Consolidated Statements of Income for the Three and Six Months
            Ended June 30, 2001 and 2000 (Unaudited)                         2
          Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2001 and 2000 (Unaudited)                               3
          Consolidated Statements of Stockholders' Equity and
            Comprehensive Income (Loss) for the Six Months Ended
            June 30, 2001 and 2000 (Unaudited)                               4
          Notes to Unaudited Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosure About Market Risk         15

PART II.  OTHER INFORMATION
-------   -----------------
Item 1.   Legal Proceedings                                                 17

Item 2.   Changes in Securities - None                                     N/A

Item 3.   Defaults upon Senior Securities - None                           N/A

Item 4.   Submission of Matters to a Vote of Security Holders               19

Item 5.   Other Information - None                                         N/A

Item 6.   Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                  21

------------------------------
ITEM 1 - FINANCIAL STATEMENTS
------------------------------

-------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
-------------------------------------------------

---------------------------------------------------------------
ASSETS:                                                                2001               2000
---------------------------------------------------------------   ---------------    ---------------
CASH AND DUE FROM BANKS                                           $    24,966,713    $    29,548,865
FEDERAL FUNDS SOLD                                                      1,000,000          1,300,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                        28,000,000         60,000,000
                                                                  ---------------    ---------------
TOTAL CASH AND CASH EQUIVALENTS                                        53,966,713         90,848,865

SECURITIES:
   HELD TO MATURITY (ESTIMATED FAIR VALUE -
     $216,126 IN 2001 AND $258,708 IN 2000)                               210,200            261,600
   AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE                       341,568,429        418,329,436
                                                                  ---------------    ---------------
TOTAL SECURITIES                                                      341,778,629        418,591,036

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
   ($9,812,573 IN 2001 AND $9,207,243 IN 2000)                        538,856,938        487,785,203
BANK PREMISES AND EQUIPMENT - NET                                       5,145,547          4,471,848
OTHER ASSETS                                                           21,991,657         19,526,396
---------------------------------------------------------------   ---------------    ---------------
TOTAL ASSETS                                                      $   961,739,484    $ 1,021,223,348
---------------------------------------------------------------   ===============    ===============

---------------------------------------------------------------
LIABILITIES:
---------------------------------------------------------------
DEPOSITS:
   DEMAND                                                         $   164,053,641    $   147,807,136
   SAVINGS                                                            256,102,570        244,697,890
   TIME                                                               403,144,466        502,602,123
                                                                  ---------------    ---------------
TOTAL DEPOSITS                                                        823,300,677        895,107,149

FEDERAL FUNDS PURCHASED                                                10,000,000          9,700,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                            700,000            325,000
OTHER BORROWINGS                                                       45,506,500         35,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                           6,529,926          8,784,462
---------------------------------------------------------------   ---------------    ---------------
TOTAL LIABILITIES                                                     886,037,103        948,916,611
---------------------------------------------------------------   ===============    ===============

---------------------------------------------------------------
STOCKHOLDERS' EQUITY:
---------------------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
   250,000 SHARES                                                            --                 --
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
   20,000,000 SHARES; ISSUED 8,197,290 SHARES IN 2001
   AND 8,132,141 SHARES IN 2000; OUTSTANDING 7,844,828
   SHARES IN 2001 AND 7,903,752 SHARES IN 2000                         40,986,450         38,724,480
SURPLUS                                                                38,817,738         34,518,406
RETAINED EARNINGS                                                       2,608,602          4,779,837
TREASURY STOCK (321,345 SHARES IN 2001
   AND 178,900 SHARES IN 2000)                                         (4,592,020)        (2,422,428)
ACCUMULATED OTHER COMPREHENSIVE LOSS,
   NET OF TAXES                                                        (1,871,856)        (2,972,336)
UNEARNED COMPENSATION                                                    (246,533)          (321,222)
---------------------------------------------------------------   ---------------    ---------------
TOTAL STOCKHOLDERS' EQUITY                                             75,702,381         72,306,737
---------------------------------------------------------------   ---------------    ---------------

---------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   961,739,484    $ 1,021,223,348
---------------------------------------------------------------   ===============    ===============


See accompanying notes to unaudited consolidated financial statements.

--------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------

----------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
---------------------------------------------------------------------

                                           ----------------------------    ----------------------------
                                                  THREE MONTHS                     SIX MONTHS
                                           ----------------------------    ----------------------------
                                               2001            2000            2001           2000
                                           ------------    ------------    ------------    ------------
----------------------------------------
INTEREST INCOME:
----------------------------------------

LOANS                                      $ 12,439,084    $ 11,477,386    $ 24,819,907    $ 22,851,009
FEDERAL FUNDS SOLD AND SECURITIES
   PURCHASED UNDER AGREEMENTS TO RESELL         598,223         342,742       1,820,274         474,826
SECURITIES HELD TO MATURITY AND
   SECURITIES AVAILABLE FOR SALE:
     STATES AND POLITICAL SUBDIVISIONS        1,302,545         860,369       2,542,490       1,582,905
     MORTGAGE-BACKED SECURITIES                 398,422         299,880         587,642         621,340
     GOVERNMENT AGENCY SECURITIES             3,258,090       4,941,079       7,292,585       9,862,207
     OTHER SECURITIES                           109,913          75,475         260,938         203,429
                                           ------------    ------------    ------------    ------------
TOTAL INTEREST INCOME                        18,106,277      17,996,931      37,323,836      35,595,716
                                           ------------    ------------    ------------    ------------
----------------------------------------
INTEREST EXPENSE:
----------------------------------------

TIME CERTIFICATES OF DEPOSIT OF $100,000
   OR MORE                                    3,257,486       5,078,375       8,149,345       9,971,408
OTHER DEPOSITS AND TEMPORARY BORROWINGS       3,877,942       3,830,868       8,082,578       7,145,064
                                           ------------    ------------    ------------    ------------
TOTAL INTEREST EXPENSE                        7,135,428       8,909,243      16,231,923      17,116,472
                                           ------------    ------------    ------------    ------------
NET INTEREST INCOME                          10,970,849       9,087,688      21,091,913      18,479,244
PROVISION FOR PROBABLE LOAN LOSSES              767,000         750,000       1,540,000       1,750,000
                                           ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
   FOR PROBABLE LOAN LOSSES                  10,203,849       8,337,688      19,551,913      16,729,244
                                           ------------    ------------    ------------    ------------
----------------------------------------
OTHER INCOME:
----------------------------------------

SERVICE CHARGES ON DEPOSIT ACCOUNTS             407,810         526,362         837,160       1,024,724
NET SECURITY LOSSES                             (49,554)       (108,330)        (59,220)       (196,836)
OTHER OPERATING INCOME                          254,025         335,149         488,930         650,196
                                           ------------    ------------    ------------    ------------
TOTAL OTHER INCOME                              612,281         753,181       1,266,870       1,478,084
                                           ------------    ------------    ------------    ------------
INCOME BEFORE OPERATING EXPENSES             10,816,130       9,090,869      20,818,783      18,207,328
                                           ------------    ------------    ------------    ------------
----------------------------------------
OPERATING EXPENSES:
----------------------------------------

SALARIES AND OTHER EMPLOYEE BENEFITS          4,313,248       3,660,287       8,367,491       7,305,865
OCCUPANCY                                       664,926         479,152       1,189,288         923,751
EQUIPMENT                                       274,486         166,857         534,699         384,420
MARKETING AND ADVERTISING                       363,593         180,000         684,561         360,000
OTHER OPERATING EXPENSES                      1,624,531       1,048,798       3,036,260       1,865,194
                                           ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                      7,240,784       5,535,094      13,812,299      10,839,230
                                           ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                    3,575,346       3,555,775       7,006,484       7,368,098
PROVISION FOR INCOME TAXES                      683,453         931,702       1,342,210       2,027,765
----------------------------------------   ------------    ------------    ------------    ------------
NET INCOME                                 $  2,891,893    $  2,624,073    $  5,664,274    $  5,340,333
----------------------------------------   ------------    ------------    ------------    ------------

----------------------------------------
BASIC EARNINGS PER COMMON SHARE            $       0.37    $       0.33    $       0.72    $       0.67
----------------------------------------

----------------------------------------
DILUTED EARNINGS PER COMMON SHARE          $       0.36    $       0.33    $       0.71    $       0.67
----------------------------------------

----------------------------------------
AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                  7,853,165       7,929,288       7,879,821       7,919,361
----------------------------------------   ------------    ------------    ------------    ------------


See accompanying notes to unaudited consolidated financial statements.

----------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------

------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
------------------------------------------------------------------

---------------------------------------------------------------
OPERATING ACTIVITIES:                                                 2001             2000
----------------------------------------------------------------  -------------    -------------
NET INCOME                                                        $   5,664,274    $   5,340,333
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   PROVISION FOR PROBABLE LOAN LOSSES                                 1,540,000        1,750,000
   DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT         508,954          405,974
   AMORTIZATION OF INTANGIBLES                                           18,068           18,068
   ACCRETION OF NET DISCOUNT ON SECURITIES                           (1,931,914)        (669,616)
   AMORTIZATION OF UNEARNED COMPENSATION                                111,660          108,395
   NET SECURITY LOSSES                                                   59,220          196,836
   DECREASE (INCREASE) IN OTHER ASSETS, NET                             432,612       (2,213,097)
   DECREASE IN ACCRUED EXPENSES, TAXES
    AND OTHER  LIABILITIES                                           (2,323,480)      (1,648,924)
                                                                  -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             4,079,394        3,287,969
                                                                  -------------    -------------
---------------------------------------------------------------
INVESTING ACTIVITIES:
---------------------------------------------------------------

PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                  51,400          293,400
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                107,876,574       52,153,293
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE           162,792,520       72,494,746
PURCHASES OF SECURITIES AVAILABLE FOR SALE                         (190,325,220)    (102,811,596)
(INCREASE) DECREASE IN LOANS - NET                                  (56,137,369)       7,350,912
PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                       (1,182,653)      (1,055,758)
                                                                  -------------    -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            23,075,252       28,424,997
                                                                  -------------    -------------
---------------------------------------------------------------
FINANCING ACTIVITIES:
---------------------------------------------------------------

INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS                   27,651,185      (10,501,014)
DECREASE IN TIME DEPOSITS                                           (99,457,657)      (1,285,121)
INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED                          300,000      (15,150,000)
INCREASE (DECREASE) IN SECURITIES SOLD UNDER AGREEMENTS
  TO REPURCHASE                                                         375,000      (13,177,000)
INCREASE (DECREASE) IN OTHER BORROWINGS                              10,506,500      (19,000,000)
CASH DIVIDENDS PAID                                                  (1,951,371)      (1,813,492)
PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN            426,881          435,941
PROCEEDS FROM STOCK OPTIONS EXERCISED                                   279,901          171,762
PROCEEDS FROM SHARES ISSUED UNDER DIRECTORS' STOCK PLAN                   2,355             --
PURCHASES OF TREASURY STOCK                                          (2,169,592)        (332,468)
                                                                  -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                               (64,036,798)     (60,651,392)
                                                                  -------------    -------------
---------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (36,882,152)     (28,938,426)
---------------------------------------------------------------
---------------------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                90,848,865       64,428,471
---------------------------------------------------------------
---------------------------------------------------------------   -------------    -------------
CASH AND CASH EQUIVALENTS - JUNE 30                                  53,966,713    $  35,490,045
---------------------------------------------------------------   -------------    -------------

---------------------------------------------------------------
SUPPLEMENTAL DATA:
---------------------------------------------------------------
  INTEREST PAID                                                   $  17,347,093    $  18,034,087
  INCOME TAXES PAID                                               $   1,790,000    $   2,486,000
  ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
   AVAILABLE FOR SALE                                             $   1,710,173    ($    940,953)
  DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END               $   1,045,759    $     910,743
  TRANSFER FROM LOANS TO OREO                                     $   3,525,634             --


See accompanying notes to unaudited consolidated financial statements.

-------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------

---------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
---------------------------------------------------------------------

                                                                                 ACCUMULATED                               COMPRE-
                                                                                   OTHER        UNEARNED                   HENSIVE
                              COMMON                   RETAINED     TREASURY    COMPREHENSIVE    COMPEN-                   INCOME
                               STOCK        SURPLUS    EARNINGS       STOCK     (LOSS) INCOME    SATION        TOTAL       (LOSS)
                             -----------  ----------- -----------  -----------  -------------   ---------   -----------  ----------
BALANCE, JANUARY 1, 2001     $38,724,480  $34,518,406 $ 4,779,837  ($2,422,428)  ($ 2,972,336)  ($321,222)  $72,306,737
COMPREHENSIVE INCOME:
NET INCOME                                              5,664,274                                             5,664,274  $5,664,274
                                                                                                                         ----------

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
 UNREALIZED HOLDING GAINS
   ARISING DURING THE PERIOD                                                                                              1,161,391
 RECLASSIFICATION ADJUSTMENT
   FOR GAINS INCLUDED IN
   NET INCOME                                                                                                               (60,911)
                                                                                                                         ----------
     TOTAL OTHER COMPRE-
      HENSIVE INCOME                                                                1,100,480                 1,100,480   1,100,480
                                                                                                                         ----------
TOTAL COMPREHENSIVE INCOME                                                                                               $6,764,754
                                                                                                                         ----------
CASH DIVIDEND
 ($0.25 PER SHARE)                                     (2,020,315)                                           (2,020,315)

5% STOCK DIVIDEND (375,416
 SHARES AT MARKET VALUE)       1,877,080    3,938,114  (5,815,194)                                                  --

SHARES ISSUED UNDER THE
 DIVIDEND REINVESTMENT PLAN
 (32,633 SHARES AT 95% OF
 MARKET VALUE)                   163,165      263,716                                                           426,881

STOCK OPTIONS EXERCISED          220,940       58,961                                                           279,901

STOCK ISSUED UNDER
 DIRECTORS' PLAN                     785        1,570                                                             2,355

TREASURY STOCK PURCHASED                                            (2,169,592)                              (2,169,592)

AMORTIZATION OF
 UNEARNED COMPENSATION                         36,971                                              74,689       111,660
----------------------       -----------  ----------- -----------  -----------   ------------   ---------   -----------
BALANCE, JUNE 30, 2001       $40,986,450  $38,817,738 $ 2,608,602  ($4,592,020)  ($ 1,871,856)  ($246,533)  $75,702,381
----------------------       -----------  ----------- -----------  -----------   ------------   ---------   -----------

BALANCE, JANUARY 1, 2000     $35,391,105  $29,492,832 $ 5,119,181  ($  918,649)  ($12,501,470)  ($479,902)  $56,103,097

COMPREHENSIVE INCOME:
NET INCOME                                            $ 5,340,333                                           $ 5,340,333  $5,340,333
                                                                                                                         ----------
OTHER COMPREHENSIVE LOSS,
 NET OF TAX:
 UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD                                                                                                (680,790)
 RECLASSIFICATION ADJUSTMENT
   FOR LOSSES INCLUDED IN
   NET INCOME                                                                                                                42,144
                                                                                                                         ----------
     TOTAL OTHER COMPRE-
      HENSIVE LOSS                                                                   (638,646)                 (638,646)   (638,646)
                                                                                                                         ----------
TOTAL COMPREHENSIVE INCOME                                                                                               $4,701,687
                                                                                                                         ----------
CASH DIVIDEND
 ($0.23 PER SHARE)                                     (1,817,761)                                           (1,817,761)

8% STOCK DIVIDEND (564,757
  SHARES AT MARKET VALUE)      2,823,785    4,447,461  (7,271,246)                                                  --

SHARES ISSUED UNDER THE
 DIVIDEND REINVESTMENT PLAN
 (33,207 SHARES AT 95%
 OF MARKET VALUE)                166,035      269,906                                                           435,941
STOCK OPTIONS EXERCISED          165,050        6,712                                                           171,762

TREASURY STOCK PURCHASED                                              (332,468)                                (332,468)

AMORTIZATION OF UNEARNED
 COMPENSATION                                  23,328                                              85,067       108,395
---------------------------  -----------  ----------- -----------  -----------   ------------   ---------   -----------
BALANCE, JUNE 30, 2000       $38,545,975  $34,240,239 $ 1,370,507  ($1,251,117)  ($13,140,116) ($394,835)   $59,370,653
---------------------------  -----------  ----------- -----------  -----------   ------------   ---------   -----------

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 2001 and December 31, 2000, its consolidated earnings for the three and six months ended June 30, 2001 and 2000, and cash flows and changes in stockholders' equity and comprehensive income
(loss) for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2001.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 48,630 common shares at an average price of $15.64.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 151,457 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of June 30, 2001, 120,340 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing bid price for the common stock. Retroactive recognition has been given for stock dividends and splits, as well as for the adoption of Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings Per Share."

For the Six Months Ended June 30,                                  2001          2000
---------------------------------                               ----------   ----------
Net income                                                      $5,664,274   $5,340,333
Average dilutive stock options outstanding                         472,792      272,543
Average exercise price per share                                $    11.98   $     6.08
Average market price -  diluted basis                           $    15.13   $    13.25
Average common shares outstanding                                7,879,821    7,919,361
Increase in shares due to exercise of options - diluted basis       98,416       82,852
Adjusted common shares outstanding - diluted                     7,978,237    8,002,213
Net income per share-basic                                      $     0.72   $     0.67
Net income per share-diluted                                    $     0.71   $     0.67

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


LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $3,508,000 and $2,330,000 was established for $7,582,762 and $9,656,762 of the total impaired loans at June 30, 2001 and December 31, 2000, respectively, with the balance of impaired loans in 2000 requiring no specific allowance. The total average impaired loan balance was $7,953,761 for the quarter ended June 30, 2001 and $6,704,326 for the year ended December 31, 2000. Total impaired loans amounted to $7,582,762 and $10,182,396 at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate, was $4,337,762 and $3,245,000, respectively. No interest income was recognized for impaired, nonaccrual and restructured loans for the three months ended June 30, 2001 and 2000, while total interest income recognized for such loans was $1,202 and $42,947 for the six months ended June 30, 2001 and 2000, respectively.

Activity in the allowance for probable loan losses for the six months ended June 30, 2001 and 2000 is as follows:

                                                                                         2001          2000
                                                                                     ---------      -----------
  Balance, January 1,                                                                $ 9,207,243    $ 7,106,627
  Adjustments (1)                                                                        460,540
  Provision charged to income                                                          1,540,000      1,750,000
  Charge-offs, net of recoveries of $81,982 in 2001 and $166,561 in 2000              (1,395,210)      (777,404)
                                                                                     -----------    -----------
  Balance, June 30,                                                                  $ 9,812,573    $ 8,079,223
                                                                                     ===========    ===========

(1)  Allowance of leasing company acquired during the quarter ended March 31,
     2001

LEGAL PROCEEDINGS

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. and certain related entities, which held deposit accounts at the Bank during portions of 1999 and 2000. The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses, both substantive and procedural, to the claims that have been threatened or asserted to date. However, the ultimate outcome of litigation cannot be predicted with certainty. For a fuller description of the foregoing, see Part II, Item 1.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption is not anticipated to have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets will no longer be amortized; 2) goodwill and indefinite-lived intangible assets will be tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The Company will adopt SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. In accordance with SFAS No. 142, existing goodwill will continue to be amortized through the remainder of 2000. At such time, amortization will cease and the Company will perform a goodwill impairment test. The principal effect of SFAS No. 142 will be ceasing the amortization of goodwill, which amounts to approximately $100,000 annually after taxes. As the goodwill relates to the acquisition of our leasing subsidiary, Studebaker-Worthington Leasing Corp. ("SWLC"), in February 2001, the effect on the Company's financial statements for the six months ended June 30, 2001 and 2000 is not material.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - The Company is a one-bank holding company that was formed on June 24, 1986. The Company operates as the parent for its wholly-owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966. The income of the Company is derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp., New Hyde Park Leasing Corporation, SWLC and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company amounted to $961.7 million at June 30, 2001. There has been a decrease in assets of $59.5 million or 5.8% when compared to December 31, 2000, primarily due to a $76.8 million or 18.4% decline in net investments and a $32.0 million reduction in short-term securities purchased under agreements to resell (largely due to a seasonal outflow of municipal deposits), partly offset by an increase in gross loans and leases of $51.7 million or 10.4%. The reduction in investment securities resulted primarily from calls on the Government Agency portion of the portfolio, which was down $104.1 million, due to the decline in interest rates experienced during the first half of 2001. The loan portfolio expanded primarily due to an increase in commercial loans and mortgages of $28.0 million, approximately $21.0 million of which related to variable rate mortgage loans scheduled to mature within three years. Furthermore, in February 2001, the Company purchased SWLC, a leasing company that specializes in leases up to $100,000 for small office and computer equipment. These leases accounted for $19.2 million of the increase in gross loans and leases at June 30, 2001. Management anticipates continued expansion of the loan and lease portfolios during the balance of 2001, but at a slower pace than has occurred in recent years.

At June 30, 2001, total deposits decreased by $71.8 million to $823.3 million when compared to December 31, 2000. This decrease was attributable to a decline of $78.3 million or 22.4% in certificates of deposit over $100,000 and $21.2 million in other time deposits. These deposit outflows were offset somewhat by an increase of $27.7 million in low-cost core deposits, principally savings deposits and money fund accounts. Core deposits (demand, NOW, savings and money fund accounts) represented approximately 51.0% of total deposits at June 30, 2001 versus 43.8% at year-end 2000. The Company also experienced an increase in short-term borrowings of $11.2 million at June 30, 20001, primarily short-term notes payable for SWLC. Management expects the vast majority of six- and twelve-month CDs maturing during the last half of 2001 to be retained at significantly reduced rates from last year's promotional level. In addition, core deposit balances are also expected to grow in 2001 as a result of a branch opening in Jackson Heights (Queens) during the second quarter and the opening of three additional branches in Nassau and Queens during the last half of 2001.

Average assets for the second quarter of 2001 were up by $71.3 million or 7.6% to $1.0 billion from the comparable 2000 period. Sources of asset expansion included a $50.0 million or 10.3% increase in average loans, primarily commercial loans and mortgages, and lower-yielding Securities Purchased Under Agreements to Resell, up on average $28.0 million. This was offset by a decline in average investments of $31.2 million or 8.1%, primarily due to calls on taxable Government Agency issues (down $69.9 million). Average municipal securities increased by $19.6 million, mainly non-New York State paper purchased by SB Portfolio. Funding this growth were increases in money fund accounts and other time deposits. Average borrowed funds, primarily securities sold under agreements to repurchase, decreased by $16.8 million or 94.4% during the second quarter of 2001, when compared to last year. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 68 basis point increase in the second quarter net interest margin to 4.93%. Management anticipates that growth in loans during the balance of 2001 coupled with a continued increase in core deposit balances will serve to moderately widen the net interest rate spread during the last two quarters of the year.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 2001, management believes that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Bank's capital adequacy ratios are in excess of those necessary for it to be classified as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. Total stockholders' equity amounted to $75.7 million at June 30, 2001, representing increases of 4.7% and 27.5%, respectively, from December 31, 2000 and June 30, 2000. Excluding valuations related to SFAS No. 115 at the same dates, total stockholders' equity grew at rates of 3.0% versus December 31, 2000 and 7.0% versus June 30, 2000. The Company has no plans or commitments for capital expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of June 30, 2001 and compares them to current regulatory guidelines and December 31, 2000 and June 30, 2000 actual results.


   TABLE 2-1

                                                Tier I Capital/          Total
                                    Tier I       Risk-Weighted       Capital/Risk-
                                   Leverage         Assets         Weighted Assets
                                   --------         ------         ---------------
Regulatory Minimum                3.00%-4.00         4.00%               8.00%
Ratios as of
   June 30, 2001                     7.51%          11.91%              13.16%
   December 31, 2000                 7.57%          12.53%              13.78%
   June 30, 2000                     7.43%          12.62%              13.87%
Regulatory Criteria for a
"Well Capitalized" Institution       5.00%           6.00%              10.00%

Liquidity - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, and to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee is responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities, and access to lines of credit and the capital markets. The Company complements its stable base of core deposits provided by long-standing customer relationships with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. Management develops contingency plans to address a variety of liquidity scenarios. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 2001, the Company's liquidity position remained stable and well within acceptable industry standards. During the second quarter of 2001, calls on Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs.
At June 30, 2001, the Company had access to approximately $35 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities up to thirty years. In addition, the Company may also access the Federal Reserve Bank's Discount Window as a source of secured funding. As of June 30, 2001, the Company was able to borrow up to $57 million from the Discount Window on an overnight basis.

The Company also has agreements with its correspondent banks for the purchase of federal funds on an overnight basis. Formal and informal lines of credit, totaling $31.5 million, were available under these facilities at June 30, 2001.

Material Changes in Results of Operations - Net income for the six months ended June 30, 2001 was $5.7 million, a 6.1% improvement over the comparable 2000 period. The higher level of earnings in 2001 resulted from a 14.1% improvement in net interest income, a reduced level of security losses, and a lower effective income tax rate. Somewhat offsetting these improvements was an increase in total operating expenses of 27.4% coupled with a decline in noninterest income during the second quarter of 2001.

The increase in net interest income, up $2.6 million to $21.1 million, resulted from an expanded interest-earning asset base, principally loans. The Company's average loan portfolio grew by $50.0 million or 10.3% compared to the first six months of 2000, mostly attributable to increases in commercial loans and mortgages. The new and proposed branch locations in both Nassau and Queens Counties are expected to provide opportunities for the Company to further increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit have been extremely well received by the local business community and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has full time staff that will concentrate on the marketing and sales efforts of new and existing retail products, including lease-financing transactions that will be handled by SWLC.

The Company's investment portfolio decreased, on average, by 8.1% in 2001 versus 2000. The main cause for this fluctuation was a decline in callable Government Agency securities (down on average $69.9 million or 23.7%) which was offset in part by an increase in local municipal securities (up on average $19.6 million or 22.3%), primarily due to the activity of SB Portfolio.

Other income decreased by 14.3% in the first half of 2001 due to decreases in overdraft fees, service charges on deposit accounts and wire transfer fees, offset somewhat by a decrease in net security losses. Excluding the impact of securities transactions, other income declined by 20.8% in 2001. Management expects that other income will improve during the balance of 2001 at a moderate pace when compared to last year's comparable period results.

The increase in operating expenses during the first six months of 2001 exceeded the increase in net revenue, resulting in a higher operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest income and other income, excluding securities transactions). The 2001 efficiency ratio advanced to 57.9% from 52.9% a year ago. Approximately 2% of the increase is attributable to the operating expenses of the new subsidiary, SWLC. Excluding the impact of SWLC's activities, operating expenses increased 16.4% for the first six months over the comparable period. The balance of the increase in operating expenses was attributable primarily to two new branches in East Setauket (opened July 2000) and Jackson Heights (opened in June 2001), the projected new branch openings in Nassau and Queens Counties in 2001, and legal expenses related to the ongoing litigation described in the Legal Proceedings section of this report. Specific expense categories directly affected include rent, salaries and professional fees. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also increased during the first six months of 2001 to 2.76% from a level of 2.33% in 2000. It continues to be the Company's stated goal to reduce each of these ratios as part of its efforts to improve efficiencies and, ultimately, stockholder value.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $12.5 million at June 30, 2001, an increase from $11.1 million at December 31, 2000 and from $6.4 million at the comparable 2000 date. As of June 30, 2001, restructured, accruing loans declined by $108 thousand versus year-end 2000. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest increased only nominally when compared to year-end 2000.

The allowance for probable loan losses amounted to $9.8 million or 1.8% of total loans at June 30, 2001 versus $8.1 million and 1.7%, respectively, at the comparable 2000 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 80.0% at June 30, 2001 from 62.7% at December 31, 2000. This is down from 119.8% at June 30, 2000, the increase in nonperforming assets resulting in the diminished coverage ratios. As noted in prior years, the balance in nonaccrual loans and other real estate owned related primarily to related credits totaling almost $4.8 million at June 30, 2001 and December 31, 2000. The original credit was partly written down during 1999 and 2000 and was transferred to nonaccrual status when the collection of interest became doubtful. The growth in the nonaccrual category since June 2000 resulted from the transfer of two large commercial and individual credits during the last quarter of 2000. The Bank transferred a portion of the related credit from nonaccrual loans to other real estate owned during the second quarter. In addition, included in the other real estate owned balance are tax liens that the Bank owns related to the other real estate owned property of $682 thousand as of June 30, 2001 and $330 thousand as of December 31, 2000 and June 30, 2000. Management actively reviews each of these credits; however, it is unlikely that the balance will move to accrual status during 2001.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for loan losses for the two quarters of 2001 and 2000 was $1.54 million and $1.75 million, respectively. Net loan charge-offs during the same periods were $1.4 million and $777 thousand, respectively. The provision is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in interest rates and in the Long Island real estate market, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed throughout 2001. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.

Cautionary Statement

This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief. Such forward-looking statements in this report include, among other things, identifications of trends, loan growth, comments on the adequacy of the allowance for loan losses, effects of asset sensitivity and interest changes, and information concerning market risk referenced in Item 3 of
Part I. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The results may ultimately vary from the forward-looking statements made in this report. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

-------------------------------------------------
 ITEM 2 - MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS  (CONTINUED)
-------------------------------------------------

----------------
TABLE 2-2
----------------

--------------------------------------------------------------
STATE BANCORP, INC. ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES JUNE 30, 2001 VERSUS DECEMBER 31, 2000 AND JUNE 30, 2000 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                 PERIOD ENDED:
-----------------------------                 ---------------------------------------------
                                               6/30/01           12/31/00          6/30/00
                                              ---------         ---------         ---------
NONACCRUAL LOANS                              $   8,297(1)      $  10,736(1)      $   6,074(1)
OTHER REAL ESTATE OWNED                           4,208(1)            330               330
                                              ---------         ---------         ---------
   TOTAL NONPERFORMING ASSETS                 $  12,505         $  11,066         $   6,404
                                              ---------         ---------         ---------
RESTRUCTURED, ACCRUING LOANS                  $     298         $     406         $     329
LOANS 90 DAYS OR MORE PAST DUE
   AND STILL ACCRUING                         $   3,672         $   3,542         $     339
GROSS  LOANS  OUTSTANDING                     $ 548,670         $ 496,992         $ 480,820
TOTAL  STOCKHOLDERS'  EQUITY                  $  75,702         $  72,307         $  59,371

                                                              QUARTER ENDED
ANALYSIS OF THE ALLOWANCE FOR                 ---------------------------------------------
   PROBABLE LOAN LOSSES:                       6/30/01           12/31/00          6/30/00
------------------------------                ---------         ---------         ---------
BEGINNING BALANCE                             $   9,868         $   8,704         $   7,353
PROVISION                                           767               750               750
NET CHARGE-OFFS                                    (822)             (247)              (24)
                                              ---------         ---------         ---------
   ENDING BALANCE                             $   9,813         $   9,207         $   8,079
                                              ---------         ---------         ---------
KEY RATIOS AT PERIOD-END:
ALLOWANCE AS A % OF TOTAL LOANS                    1.8%              1.9%               1.7%

NONACCRUAL LOANS AS A % OF TOTAL LOANS             1.5%              2.2%               1.3%

NONPERFORMING ASSETS (2) AS A % OF
   TOTAL LOANS AND OTHER REAL ESTATE OWNED         2.3%              2.2%               1.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                       118.3%             85.8%             133.0%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING               80.0%             62.7%             119.8%


(1) INCLUDES RELATED CREDITS TOTALING $4.8 MILLION AT JUNE 30, 2001 AND DECEMBER 31, 2000 AND $5.2 MILLION AT JUNE 30, 2000.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.


CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2000 in our Annual Report on Form 10-K. There have been no material changes in our market risk at June 30, 2001 compared to June 30, 2000. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 2-3), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. We used the same assumptions in the table as in the prior year. The Company's gap ratio (the percentage of assets repricing against liabilities) at June 30, 2001 was 77.9%. The Company's liability sensitive position, meaning that more liabilities reprice on a cumulative basis than assets, indicates that net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the impact a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At June 30, 2001, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps. There has been no material change in the composition of assets or deposit liabilities from December 31, 2000. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2000. The Board of Directors has not amended the approved limits of acceptable variances.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK (CONTINUED)

                     =======================================
                                  JUNE 30, 2001
   ---------         LIQUIDITY AND INTEREST RATE SENSITIVITY
   TABLE 2-3          =======================================
   ---------

                                              ===============================================================================
                                                                        SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
--------------------------------------                                                                  Non-
INTEREST-SENSITIVE ASSETS:  1)                                                           Over 5      Interest-
--------------------------------------        0-6 Months   6-12 Months    1-5 Years       Years      Sensitive        Total
                                              ----------   -----------    ---------     ---------    ---------      ---------
   Loans (net of unearned income) 2)          $ 281,039     $  24,425     $ 167,813     $  67,096    $   8,297      $ 548,670
   Securities Purchased Under Agreements
     to Resell and Federal Funds Sold            29,000                                                                29,000
   Securities Held to Maturity                                                  210                                       210
   Securities Available for Sale                 67,281        30,101        20,985       221,782        4,286        344,435
                                              ---------     ---------     ---------     ---------    ---------      ---------
       Total Interest-Earning Assets            377,320        54,526       189,008       288,878       12,583        922,315
   Unrealized Net Loss on Securities
     Available for Sale                          (2,866)                                                               (2,866)
   Cash and Due from Banks                       24,967                                                                24,967
   All Other Assets 7)                            6,582         4,445                                    6,296         17,323
                                              ---------     ---------     ---------     ---------    ---------      ---------
       Total Assets                           $ 406,003     $  58,971     $ 189,008     $ 288,878    $  18,879      $ 961,739
                                              ---------     ---------     ---------     ---------    ---------      ---------
---------------------------------------
INTEREST-SENSITIVE LIABILITIES: 1)
---------------------------------------
   Savings Accounts 4)                        $   5,922     $   5,922     $  47,374     $  59,217                   $ 118,435
   Money Fund and NOW Accounts 5)                96,589         4,564        36,515                                   137,668
   Time Deposits 6)                             340,891        48,358        13,325           570                     403,144
                                              ---------     ---------     ---------     ---------    ---------      ---------
       Total Interest-Bearing Deposits          443,402        58,844        97,214        59,787          --         659,247
   Securities Sold Under Agreements to
     Repurchase, Federal Funds Purchased,
     and Other Borrowings                        52,153                       4,053                                    56,206
                                              ---------     ---------     ---------     ---------    ---------      ---------
       Total Interest-Bearing Liabilities       495,555        58,844       101,267        59,787          --         715,453
   All Other Liabilities, Equity and Demand
     Deposits 7)                                  6,408            57            65                    239,756        246,286
                                              ---------     ---------     ---------     ---------    ---------      ---------
       Total Liabilities and Equity           $ 501,963     $  58,901     $ 101,332     $  59,787    $ 239,756      $ 961,739
                                              ---------     ---------     ---------     ---------    ---------      ---------

     Cumulative Interest-Sensitivity Gap 8)   ($118,235)    ($122,553)    ($ 34,812)    $ 194,279    $ 206,862
     Cumulative Interest-Sensitivity Ratio 9)      76.1%         77.9%         94.7%        127.2%       128.9%
     Cumulative Interest-Sensitivity Gap
       As a % of Total Assets                     (12.3)%       (12.7)%        (3.6)%        20.2%        21.5%


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

                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. ("IMN") and certain related entities, which held deposit accounts at the Bank during portions of 1999 and 2000. IMN and its related entities were principally engaged in offering and providing mortgages to consumers, and operated in a large number of jurisdictions across the United States. IMN apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by lenders ("Warehouse Lenders") that were not related to the Bank.

On June 30, 2000, the Banking Department of the State of New York (the "Banking Department") suspended IMN's license to engage in mortgage banking activities. On July 19, 2000, IMN and its publicly held parent company, AppOnline.com, Inc. ("AppOnline"), filed a petition under Chapter 11 of the Bankruptcy Code in the Eastern District of New York. On July 28, 2000, certain Warehouse Lenders filed an involuntary bankruptcy petition against Action Abstract, Inc. ("Action Abstract"), an entity to which the Warehouse Lenders apparently had regularly wired funds in connection with their dealings with IMN. Bankruptcy cases are also ongoing as to several other entities related or allegedly related to IMN. The Chapter 11 Trustee of the estates of IMN, AppOnline and Action Abstract recently obtained an order substantively consolidating all of those bankruptcy cases.

In the course of the bankruptcy cases, it has been alleged that IMN and its affiliates engaged in a widespread pattern of fraud directed at the Warehouse Lenders, title agents, closing companies and others with whom IMN and its affiliates regularly dealt. The office of the United States Attorney for the Eastern District of New York has been conducting an inquiry into the manner in which IMN and its affiliates conducted their operations, including an examination of the relationship between IMN and its affiliated entities and the Bank. The Bank's representatives have been in contact with the Banking Department and the Federal Deposit Insurance Corporation and will work with them to address any questions or concerns they might have.

The Bank has been named (along with other defendants) in lawsuits related to the activities of IMN and related companies. In certain of these litigations, the Bank was named as a defendant merely because monies in dispute were located in accounts at the Bank. In the remainder of the pending litigations, while each complaint is somewhat different, the principal common allegation against the Bank is that it knew or should have known that the manner in which IMN and its affiliates were managing certain accounts was improper, and that the Bank's actions in this regard aided and abetted a fraudulent scheme by IMN and its affiliates. The four such complaints currently pending against the Bank (or proposed as an amended complaint), copies of which are attached as exhibits hereto, are as follows:

-- Imperial Warehouse Finance, Inc. v. Action Abstract, Inc., et al., Case No. 00 Civ. 3933, Eastern District of New York, commenced July 11, 2000. Imperial Warehouse Finance, Inc., a Warehouse Lender, filed a motion dated August 2, 2001 seeking to amend and supplement its prior complaint in order to, among other things, add substantive claims against the Bank. The Bank intends, on or before September 14, 2001, to oppose the motion.

-- Blanton, et al. v. IMN Financial Corp., et al., Adv. Proc. No. 01-8096, Bankruptcy Court for the Eastern District of New York, commenced July 13, 2000. The plaintiffs are amending their complaint to add additional claims against the Bank and the Company. The Bank and the Company presently intend, on or before September 14, 2001, to move to dismiss the most recent amended complaint.

-- Moritz, et al. v. National Settlement Services Corp., et al., Case No. 00 CV 426, Western District of North Carolina, commenced September 27, 2000. The Bank filed a motion to dismiss on September 5, 2000. The Court has not yet ruled on the motion.

-- Duboff, et al. v. Island Mortgage Network, Inc., et al., Index No. 10738/00, Supreme Court of the State of New York, commenced July 20, 2000. The Bank intends to move to dismiss the plaintiffs' complaint.

In addition, the Chapter 11 Trustee appointed in the IMN bankruptcy cases and a number of other Warehouse Lenders have threatened to pursue their own claims against the Bank related to the Bank's dealings with IMN and its affiliates.

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses, both substantive and procedural, to the claims that have been threatened or asserted to date. However, the ultimate outcome of litigation cannot be predicted with certainty. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with the resolution of these litigations, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is investigating the extent to which insurance coverage may be available to defray the costs associated with the IMN-related litigations, and the Bank is also investigating the extent to which it may have counterclaims against plaintiffs in those litigations as well as claims against non-parties.

The Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company, held on April 24, 2001, the following directors were elected:

Nominee                      Term             For              Withheld
J. Robert Blumenthal        3 years         6,217,739           93,018
Thomas E. Christman         2 years         6,220,088           90,669
Arthur Dulik, Jr.           3 years         6,220,277           90,480
Joseph F. Munson            3 years         6,219,651           91,106
Daniel T. Rowe              3 years         6,215,664           95,093
Jeffrey S. Wilks            1 year          6,220,088           90,669

The following directors continue to serve on the Board:

Carl R. Bruno
Thomas F. Goldrick, Jr.
Gary Holman
Richard W. Merzbacher
Suzanne H. Rueck
John F. Picciano

There were no broker non-votes on this matter.

The proxy statement for this meeting was filed with the Securities and Exchange Commission.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1 Proposed Amended and Supplemental Complaint in Imperial Warehouse Finance, Inc. v. Action Abstract, Inc. et al. (excluding exhibits).

99.2 Second Amended Complaint in Blanton, et al. v. IMN Financial Corp., et al. (excluding exhibits).

99.3 Amended Complaint in Moritz, et al. v. National Settlement Services Corp., et al. (excluding exhibits).

99.4 Verified Complaint in Duboff, et al. v. Island Mortgage Network, Inc., et al.

(b)  Reports on Form 8-K.

On June 28, 2001, the Company filed a report on Form 8-K indicating that on June 26, 2001, the Company's Board of Directors authorized an increase in its stock repurchase program under which the Company may now buy up to 1,000,000 shares of its common stock. The Board had previously authorized the repurchase of up to 500,000 shares at its February 2000 meeting. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market. The program may be discontinued at any time. The Company currently has
7.9 million shares of common stock outstanding.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STATE BANCORP, INC.


                                       /s/ Daniel T. Rowe
                                       -----------------------------------------
                                       Name:  Daniel T. Rowe
                                       Title: President
                                       Date:  8/14/01


                                       /s/ Brian K. Finneran
                                       -----------------------------------------
                                       Name:  Brian K. Finneran
                                       Title: Secretary (Principal Financial
                                              Officer)
                                       Date:  8/14/01