Form 10-Q
period 2001-09-30
STATE BANCORP INC
filed 2001-11-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2001

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

As of November 7, 2001, there were 7,761,053 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 2001 and December 31, 2000
     (Unaudited)                                                              1.

Consolidated Statements of Income for the Three and Nine Months Ended
     September 30, 2001 and 2000 (Unaudited)                                  2.

Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2001 and 2000 (Unaudited)                                  3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Nine Months Ended September 30, 2001 and 2000 (Unaudited) 4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       16.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               18.

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K - None                         N/A

SIGNATURES                                                                   20.

---------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
---------------------------------------------------

---------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (UNAUDITED)
---------------------------------------------------
----------------------------------------------------------
ASSETS:                                                                    2001                   2000
----------------------------------------------------------            ----------------       ----------------
CASH AND DUE FROM BANKS                                                   $29,996,030            $29,548,865
FEDERAL FUNDS SOLD                                                         10,400,000              1,300,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                           131,000,000             60,000,000
                                                                      ----------------       ----------------
TOTAL CASH AND CASH EQUIVALENTS                                           171,396,030             90,848,865
SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $216,126 IN 2001 AND $258,708 IN 2000)                                    210,200                261,600
  AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                           283,460,139            418,329,436
                                                                      ----------------       ----------------
TOTAL SECURITIES                                                          283,670,339            418,591,036
LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($9,096,617 IN 2001 AND $9,207,243 IN 2000)                             541,241,200            487,785,203
BANK PREMISES AND EQUIPMENT - NET                                           5,464,674              4,471,848
OTHER ASSETS                                                               19,404,232             19,526,396
                                                                      ----------------       ----------------
----------------------------------------------------------
TOTAL ASSETS                                                           $1,021,176,475         $1,021,223,348
----------------------------------------------------------            ================       ================
----------------------------------------------------------
LIABILITIES:
----------------------------------------------------------
DEPOSITS:
  DEMAND                                                                 $167,992,222           $147,807,136
  SAVINGS                                                                 284,478,149            244,697,890
  TIME                                                                    436,656,218            502,602,123
                                                                      ----------------       ----------------
TOTAL DEPOSITS                                                            889,126,589            895,107,149

FEDERAL FUNDS PURCHASED                                                    10,000,000              9,700,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                      -                325,000
OTHER BORROWINGS                                                           35,642,847             35,000,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                               6,894,282              8,784,462
                                                                      ----------------       ----------------
----------------------------------------------------------
TOTAL LIABILITIES                                                         941,663,718            948,916,611
----------------------------------------------------------            ----------------       ----------------
----------------------------------------------------------
STOCKHOLDERS' EQUITY:
----------------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                                    -                      -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 8,213,287 SHARES IN 2001
  AND 8,132,141 SHARES IN 2000; OUTSTANDING 7,817,205
  SHARES IN 2001 AND 7,903,752 SHARES IN 2000                              41,066,435             38,724,480
SURPLUS                                                                    39,009,754             34,518,406
RETAINED EARNINGS                                                           4,047,682              4,779,837
TREASURY STOCK (369,522 SHARES IN 2001
  AND 178,900 SHARES IN 2000)                                              (5,368,757)            (2,422,428)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAXES                                                                968,071             (2,972,336)
UNEARNED COMPENSATION                                                        (210,428)              (321,222)
                                                                      ----------------       ----------------
----------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                 79,512,757             72,306,737
----------------------------------------------------------            ----------------       ----------------
----------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,021,176,475         $1,021,223,348
----------------------------------------------------------            ================       ================

See accompanying notes to unaudited consolidated financial statements.
                                       (1)

---------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------

---------------------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
---------------------------------------------------------------------------------------------
                                                              -------------------------------   -------------------------------
                                                                       THREE MONTHS                      NINE MONTHS
                                                              -------------------------------   -------------------------------

                                                                   2001             2000             2001             2000
                                                              --------------   --------------   --------------   --------------
-------------------------------------------------------
INTEREST INCOME:
-------------------------------------------------------
LOANS                                                           $12,164,502      $11,739,072      $36,984,409      $34,590,081
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                               528,299          214,441        2,348,573          689,267
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                              1,382,647          957,568        3,925,137        2,540,473
   MORTGAGE-BACKED SECURITIES                                       728,983          247,355        1,316,625          868,695
   GOVERNMENT AGENCY SECURITIES                                   2,428,898        4,966,258        9,721,483       14,828,465
   OTHER SECURITIES                                                 213,593          103,522          474,531          306,951
                                                              --------------   --------------   --------------   --------------
TOTAL INTEREST INCOME                                            17,446,922       18,228,216       54,770,758       53,823,932
                                                              --------------   --------------   --------------   --------------
-------------------------------------------------------
INTEREST EXPENSE:
-------------------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                  3,373,789        5,561,696       11,523,134       15,533,104
OTHER DEPOSITS AND TEMPORARY BORROWINGS                           3,209,987        3,760,405       11,292,565       10,905,469
                                                              --------------   --------------   --------------   --------------
TOTAL INTEREST EXPENSE                                            6,583,776        9,322,101       22,815,699       26,438,573
                                                              --------------   --------------   --------------   --------------

NET INTEREST INCOME                                              10,863,146        8,906,115       31,955,059       27,385,359
PROVISION FOR PROBABLE LOAN LOSSES                                  890,000          750,000        2,430,000        2,500,000
                                                              --------------   --------------   --------------   --------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                         9,973,146        8,156,115       29,525,059       24,885,359
                                                              --------------   --------------   --------------   --------------
------------------------------------------------------
NONINTEREST INCOME:
------------------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                 444,540          425,046        1,281,700        1,449,770
NET SECURITY GAINS (LOSSES)                                       1,419,332         (207,064)       1,360,112         (403,900)
OTHER OPERATING INCOME                                              241,220          231,333          730,150          881,529
                                                              --------------   --------------   --------------   --------------
TOTAL NONINTEREST INCOME                                          2,105,092          449,315        3,371,962        1,927,399
                                                              --------------   --------------   --------------   --------------
INCOME BEFORE OPERATING EXPENSES                                 12,078,238        8,605,430       32,897,021       26,812,758
                                                              --------------   --------------   --------------   --------------
-------------------------------------------------------
OPERATING EXPENSES:
-------------------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                          4,433,838        3,363,882       12,801,329       10,669,747
OCCUPANCY                                                           669,508          486,948        1,858,796        1,410,699
EQUIPMENT                                                           282,188          209,051          816,887          593,471
LEGAL FEES                                                        1,945,255           97,709        2,128,399          191,677
MARKETING AND ADVERTISING                                           318,122          180,000        1,002,683          540,000
OTHER  OPERATING  EXPENSES                                        1,578,164        1,033,747        4,431,280        2,804,973
                                                              --------------   --------------   --------------   --------------
TOTAL OPERATING EXPENSES                                          9,227,075        5,371,337       23,039,374       16,210,567
                                                              --------------   --------------   --------------   --------------
INCOME BEFORE INCOME TAXES                                        2,851,163        3,234,093        9,857,647       10,602,191
PROVISION FOR INCOME TAXES                                          319,632          738,446        1,661,842        2,766,211
-------------------------------------------------------       --------------   --------------   --------------   --------------
NET INCOME                                                       $2,531,531       $2,495,647       $8,195,805       $7,835,980
-------------------------------------------------------       --------------   --------------   --------------   --------------
-------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                      $0.32            $0.31            $1.04            $0.99
                                                                     -----            -----            -----            -----
-------------------------------------------------------
-------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                    $0.31            $0.31            $1.02            $0.98
                                                                     -----            -----            -----            -----
-------------------------------------------------------
-------------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        7,845,618        7,958,166        7,868,295        7,932,390
-------------------------------------------------------       --------------   --------------   --------------   --------------

See accompanying notes to unaudited consolidated financial statements.
                                       (2)
---------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------

-----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
-----------------------------------------------------------------
-----------------------------------------------------------               -----------------  ----------------
OPERATING ACTIVITIES:                                                           2001              2000
-----------------------------------------------------------               -----------------  ----------------
  NET INCOME                                                                    $8,195,805        $7,835,980
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                           2,430,000         2,500,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                   768,305           608,373
    AMORTIZATION OF INTANGIBLES                                                     71,103            27,103
    ACCRETION OF NET DISCOUNT ON SECURITIES                                     (2,669,054)       (1,041,420)
    AMORTIZATION OF UNEARNED COMPENSATION                                          171,375           154,986
    NET SECURITY GAINS (LOSSES)                                                 (1,360,112)          403,900
    DECREASE (INCREASE) IN OTHER ASSETS, NET                                     1,456,538          (491,360)
   (DECREASE) INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                   (2,005,816)          229,847
                                                                          -----------------  ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        7,058,144        10,227,409
                                                                          -----------------  ----------------
-----------------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                           51,400           293,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                         410,667,922       204,223,342
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                    238,295,849        92,544,894
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                  (504,004,743)     (301,576,548)
  (INCREASE) DECREASE IN LOANS - NET                                           (59,411,631)       10,372,116
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                (1,761,132)       (1,327,076)
                                                                          -----------------  ----------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       83,837,665         4,530,128
                                                                          -----------------  ----------------
-----------------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------------
  INCREASE IN DEMAND AND SAVINGS DEPOSITS                                       59,965,345         7,520,038
  (DECREASE) INCREASE IN TIME DEPOSITS                                         (65,945,905)       13,139,944
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED                                   300,000        (9,450,000)
  DECREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                (325,000)      (26,888,000)
  INCREASE (DECREASE) IN OTHER BORROWINGS                                          642,847        (5,000,000)
  CASH DIVIDENDS PAID                                                           (2,997,130)       (2,724,234)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                     660,847           648,880
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                            294,326           173,962
  PROCEEDS FROM SHARES ISSUED UNDER DIRECTORS' STOCK PLAN                            2,355                 -
  PURCHASES OF TREASURY STOCK                                                   (2,946,329)         (548,304)
                                                                          -----------------  ----------------
NET CASH USED IN FINANCING ACTIVITIES                                          (10,348,644)      (23,127,714)
                                                                          -----------------  ----------------
----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            80,547,165        (8,370,177)
----------------------------------------------------------
-----------------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                           90,848,865        64,428,471
-----------------------------------------------------------
-----------------------------------------------------------               -----------------  ----------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                      $171,396,030       $56,058,294
-----------------------------------------------------------               -----------------  ----------------
-----------------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------------
     INTEREST PAID                                                             $23,921,429       $26,693,778
     INCOME TAXES PAID                                                          $1,790,000        $3,546,000
     ADJUSTMENT TO UNREALIZED NET LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                     $6,060,565        $2,924,958
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                          $1,092,451          $983,362
     TRANSFER FROM LOANS TO OREO                                                $3,525,634                 -

See accompanying notes to unaudited consolidated financial statements.
                                       (3)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                                    COMPRE-       UNEARNED                COMPRE-
                                   COMMON                 RETAINED    TREASURY      HENSIVE       COMPEN-                 HENSIVE
                                    STOCK     SURPLUS    EARNINGS        STOCK    (LOSS) INCOME   SATION       TOTAL       INCOME
                                 ---------   ---------   --------     ---------   -------------   ------       ------      ------
BALANCE,  JANUARY 1,  2001       $38,724,480 $34,518,406 $4,779,837   ($2,422,428) ($2,972,336)   ($321,222) $72,306,737
COMPREHENSIVE INCOME:
NET INCOME                                                8,195,805                                           8,195,805  $ 8,195,805
                                                                                                                         -----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS ARISING
DURING THE PERIOD                                                                                                          3,161,009
RECLASSIFICATION ADJUSTMENT
FOR LOSSES INCLUDED IN NET INCOME                                                                                            779,398
                                                                                                                         -----------
TOTAL OTHER COMPREHENSIVE INCOME                                                     3,940,407                3,940,407    3,940,407
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                               $12,136,212
                                                                                                                         -----------
CASH DIVIDEND
($0.40 PER SHARE)                                        (3,112,766)                                         (3,112,766)

5% STOCK DIVIDEND (375,416 SHARES
AT MARKET VALUE)                  1,877,080   3,938,114  (5,815,194)                                                  -

SHARES ISSUED UNDER THE DIVIDEND
REINVESTMENT PLAN (46,830 SHARES
AT 95% OF MARKET VALUE)             234,150     426,697                                                         660,847

STOCK OPTIONS EXERCISED             229,940      64,386                                                         294,326

STOCK ISSUED UNDER DIRECTORS' PLAN      785       1,570                                                           2,355

TREASURY STOCK PURCHASED                                              (2,946,329)                            (2,946,329)

AMORTIZATION OF UNEARNED
   COMPENSATION                                  60,581                                             110,794     171,375
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------
-----------------------------
BALANCE,  SEPTEMBER 30, 2001     $41,066,435 $39,009,754 $4,047,682   ($5,368,757)    $968,071    ($210,428) $79,512,757
-----------------------------
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------



BALANCE,  JANUARY 1,  2000       $35,391,105 $29,492,832 $5,119,181    ($918,649) ($12,501,470)   ($479,902) $56,103,097
COMPREHENSIVE INCOME:
NET INCOME                                                7,835,980                                           7,835,980  $ 7,835,980
                                                                                                                         -----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS ARISING
DURING THE PERIOD                                                                                                          1,770,848
RECLASSIFICATION ADJUSTMENT
FOR LOSSES INCLUDED IN NET INCOME                                                                                             52,970
                                                                                                                         -----------
TOTAL OTHER COMPREHENSIVE INCOME                                                     1,823,818                1,823,818    1,823,818
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                                $9,659,798
                                                                                                                         -----------
CASH DIVIDEND
($0.35 PER SHARE)                                        (2,801,123)                                         (2,801,123)

8% STOCK DIVIDEND (564,757 SHARES
AT MARKET VALUE)                  2,823,785   4,447,461  (7,271,246)                                                  -

SHARES ISSUED UNDER THE DIVIDEND
REINVESTMENT PLAN (51,314 SHARES
AT 95% OF MARKET VALUE)             256,570     392,310                                                         648,880

STOCK OPTIONS EXERCISED             167,330       6,632                                                         173,962

TREASURY STOCK PURCHASED                                                (548,304)                              (548,304)

AMORTIZATION OF UNEARNED
   COMPENSATION                                  35,880                                             119,106     154,986
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------
--------------------------------
BALANCE,  SEPTEMBER 30, 2000     $38,638,790 $34,375,115 $2,882,792   ($1,466,953)($10,677,652)   ($360,796) $63,391,296
-------------------------------- ----------- ----------- -----------  ----------- ------------- ------------ -----------

See accompanying notes to unaudited consolidated financial statements.

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 2001 and December 31, 2000, its consolidated earnings for the three and nine months ended September 30, 2001 and 2000, and cash flows and changes in stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.

STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2001.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 48,177 common shares at an average price of $16.12.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 151,457 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 2001, 124,897 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

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

                                      (5)

For the Nine Months Ended September 30,                                                          2001                         2000
---------------------------------------                                                          ----                         ----
Net income                                                                                 $8,195,805                   $7,835,980
Average dilutive stock options outstanding                                                    472,792                      268,879
Average exercise price per share                                                               $11.98                        $6.11
Average market price -  diluted basis                                                          $17.95                       $13.05
Average common shares outstanding                                                           7,868,295                    7,932,390
Increase in shares due to exercise of options - diluted basis                                 157,226                       78,858
                                                                                              -------                       ------
Adjusted common shares outstanding -  diluted                                               8,025,521                    8,011,248
                                                                                            ---------                    ---------
Net income per share-basic                                                                      $1.04                        $0.99
                                                                                                -----                        -----
Net income per share-diluted                                                                    $1.02                        $0.98
                                                                                                -----                        -----

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

LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,892,000 and $2,330,000 was established for $5,967,762 and $9,656,762 of the total impaired loans at September 30, 2001 and December 31, 2000, respectively, with the balance of impaired loans in 2000 requiring no specific allowance. The total average impaired loan balance was $6,894,428 for the quarter ended September 30, 2001 and $6,704,326 for the year ended December 31, 2000. Total impaired loans amounted to $5,967,762 and $10,182,396 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate, was $3,582,762 and $2,385,000, respectively. No interest income was recognized for impaired, nonaccrual and restructured loans for the three months ended September 30, 2001 and 2000, while total interest income recognized for such loans was $1,202 and $42,947 for the nine months ended September 30, 2001 and 2000, respectively.

                                      (6)

Activity in the allowance for probable loan losses for the nine months ended September 30, 2001 and 2000 is as follows:

                                                                                                           2001               2000
                                                                                                           ----               ----
Balance, January 1,                                                                                  $9,207,243         $7,106,627


Adjustments (1)                                                                                         542,312                  -
Provision charged to income                                                                           2,430,000          2,500,000
Charge-offs, net of recoveries of $136,529 in 2001 and $242,987 in 2000                             (3,082,938)          (902,014)
                                                                                                    -----------         ----------
Balance, September 30,                                                                               $9,096,617         $8,704,613
                                                                                                     ==========         ==========

(1) Opening balance of allowance of leasing company acquired during the quarter ended March 31, 2001

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption has not had a material effect on the Company's financial statements.

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

The Company will adopt SFAS No. 142 effective January 1, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. In accordance with SFAS No. 142, existing goodwill will continue to be amortized through the remainder of 2001. At such time, amortization will cease and the Company will perform a goodwill impairment test. The principal effect of SFAS No. 142 will be ceasing the amortization of goodwill, which amounts to approximately $100,000 annually after taxes. As the goodwill relates to the acquisition of our leasing subsidiary, Studebaker-Worthington Leasing Corp. ("SWLC"), in February 2001, the effect on the Company's financial statements for the nine months ended

                                     (7)

September 30, 2001 and 2000 is not material.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company does not believe this statement will have a material impact on the Company's financial position or results of operations.

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

Material Changes in Financial Condition - Total assets of the Company amounted to $1.021 billion at September 30, 2001. When compared to December 31, 2000, total assets have not changed. Growth in securities purchased under agreements to resell (SPUARs) of $71.0 million and gross loans of $53.3 million (10.7%) were offset by a $134.9 million decline in net investments. The reduction in investment securities resulted primarily from a third quarter balance sheet restructuring whereby $84.0 million in Government Agency and non-New York State municipal securities were sold. Calls on the Government Agency portion of the portfolio, which are direct issuances of government sponsored enterprises, resulting from the decline in interest rates experienced during the first nine months of 2001, also contributed to the reduction in the size of the portfolio at September 30, 2001. The loan portfolio expanded as the result of increases in commercial loans and mortgages of $28.0 million, most of which related to variable rate mortgage loans scheduled to mature within three years, coupled with growth in home equity lines of credit and consumer installment loans. Furthermore, in February 2001, the Company purchased SWLC, a leasing company that specializes in leases up to $100,000 for small office and computer equipment. These leases accounted for $17.5 million of the increase in gross loans and leases at September 30, 2001. Management anticipates continued expansion of the loan and lease portfolios during the fourth quarter of 2001, but at a slower pace than has occurred during the first nine months of the year.

At September 30, 2001, total deposits decreased by $6.0 million to $889.1 million when compared to December 31, 2000. This decrease was attributable to a decrease of $41.0 million or 11.9% in certificates of deposit over $100,000 ("Jumbo certificates of deposit") and $24.9 million in other time deposits. These deposit outflows were replaced by an increase of $60.0 million or 15.3% in low-cost core deposits, principally demand and savings deposits. Core deposits (demand, NOW, savings and money fund accounts) represented approximately 50.9% of total deposits at September 30, 2001 versus 43.8 % at year-end 2000. As of September 30, 2001, the Company utilized short-term borrowings of $45.6 million, an increase of $600 thousand when compared to year-end 2000. The addition of short-term notes payable for SWLC was largely offset by a decline in overnight Federal Home Loan Bank borrowings. Management expects the vast majority of six- and twelve-month CDs maturing during the fourth quarter of 2001 to be retained at significantly reduced rates from last year's promotional level. In addition, core deposit balances are also expected to continue to grow in the fourth quarter as a result of recent branch openings in Mineola (Nassau) and Jackson Heights (Queens). Future branch openings in Maspeth (fourth quarter 2001) and Long Island City (first quarter 2002) are expected to improve deposit retention and generation next year.

Average assets for the third quarter of 2001 were up by $88.2 million or 9.5% to $1.0 billion from the comparable 2000 period. Sources of asset expansion included a $73.5 million or 15.3% increase in average loans, primarily commercial loans and mortgages, and lower-yielding short-term money market
                                       (9)
investments, primarily SPUARs, up on average $46.0 million. This was offset by a decline in average investments of $31.3 million or 8.0%, primarily due to investment sales and calls on taxable Agency issues (average Agency issues were down $137.8 million in 2001). Average municipal securities increased by $54.6 million, mainly non-New York State paper purchased by SB Portfolio, and average mortgage-backed securities also increased by $34.1 million. Funding this growth was a $59.0 million increase in average deposits, mainly demand and other low-cost core funding. Average borrowed funds, due solely to notes payable on the books of SWLC, increased by $11.1 million during the third quarter of 2001, when compared to last year. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 50 basis point increase in the third quarter net interest margin to 4.71%. Management anticipates that continued reductions in interest rates during the fourth quarter will likely result in moderate compression on the Company's net interest margin. Growth in loans during the balance of 2001 coupled with a continued increase in core deposit balances will serve to mitigate some of the downward pressure on earning-asset rates.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 2001, the Company's and the Bank's capital ratios are significantly in excess of those necessary for classification as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $79.5 million at September 30, 2001, representing increases of 10.0% and 25.4%, respectively, from December 31, and September 30, 2000. Excluding valuations related to SFAS No. 115 at the same dates, total stockholders' equity grew at rates of 4.3% versus December 31, 2000 and 6.0% versus September 30, 2000. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of September 30, 2001 and compares them to current regulatory guidelines and December 31, and September 30, 2000 actual results.

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets
                              --------            ------                 ------

Regulatory Minimum            3.00%-4.00%           4.00%                 8.00%

Ratios as of:
September 30, 2001                  7.45%          11.64%                12.89%
December 31, 2000                   7.57%          12.53%                13.78%
September 30, 2000                  7.78%          12.74%                14.00%

Regulatory Criteria for a
"Well Capitalized" Institution      5.00%           6.00%                10.00%



                                      (10)

Liquidity - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and the management Asset Liability Committee are responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. The Company complements its stable base of core deposits provided by long-standing customer relationships with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the third quarter of 2001, the Company's liquidity position remained stable and well within acceptable industry standards. During the third quarter of 2001, sales of investment securities coupled with calls on Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 2001, the Company had access to approximately $59 million in a collateralized borrowing facility at the Federal Reserve Bank of New York, and $35 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At September 30, 2001, the Company also had $16.5 million in formal and $15.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Material Changes in Results of Operations - Net income for the nine months ended September 30, 2001 was $8.2 million, a 4.6% improvement over the comparable 2000 period. The higher level of earnings in 2001 resulted from a 16.7% improvement in net interest income, a $1.8 million increase in net security gains, a lower effective income tax rate and a 2.8% reduction in the provision for probable loan losses. Offsetting these improvements was an increase in total operating expenses of 42.1% coupled with declines in deposit service charge and other operating income during the first nine months of the year. Basic earnings per common share were $1.04 in 2001 versus $0.99 a year ago. Fully diluted earnings per common share were $1.02 and $0.98, respectively, for the same periods. The Company's returns on average assets and stockholders' equity were 1.08% and 14.26% in 2001 and 1.12% and 18.05% in 2000, respectively. Excluding the impact of SFAS No. 115, the Company's returns on average stockholders' equity were 14.18% and 14.60% during the first nine months of 2001 and 2000, respectively.

The increase in net interest income, up $4.6 million to $32.0 million, resulted from an expanded interest-earning asset base, principally loans. The Company's average loan portfolio grew by $57.9 million or 12.0% compared to the first nine months of 2000, mostly attributable to increases in commercial loans and mortgages. The new and proposed branch locations in both Nassau and Queens Counties are expected to provide additional opportunity for the Company to further increase the loan portfolio. The Company, offering superior service and


                                      (11)
response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime For Life, have been extremely well received and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has full time staff that concentrate on the marketing and sales efforts of new and existing retail products, including lease-financing transactions that will be handled by SWLC.

The Company's investment portfolio decreased, on average, by 8.1% in the first nine months of 2001 versus 2000. The main cause for this fluctuation was a decline in callable Government agency securities (down on average $92.8 million or 31.5%) which was offset in part by an increase in local municipal securities (up on average $31.6 million or 35.2%), primarily due to the activity of SB Portfolio.

As previously noted, net security gains of $1.4 million were recorded in 2001 versus a $404 thousand net loss in 2000. Sales of Government Agency and municipal securities during the third quarter of 2001, undertaken as part of a balance sheet restructuring effort resulting from the current low interest rate environment, produced the foregoing gain. Management expects to reinvest the proceeds of these sales in fixed-income investments, at various maturity structures, during the fourth quarter of 2001. Excluding securities transaction income, other income decreased by 13.7% in the first nine months of 2001 due to decreases in overdraft fees, service charges on deposit accounts, cash management fees and wire transfer income, offset somewhat by improvements in letter of credit fees and sweep account income. Management expects that other income will improve moderately during the fourth quarter of 2001 when compared to last year's comparable period results.

The growth in total operating expenses during the first nine months of 2001 was due to increases in several categories, primarily salaries and benefits (up $2.1 million or 20.0%), legal fees (up $1.9 million) and other expenses (up $1.6 million or 58.0%). Occupancy, equipment and marketing and advertising expenses also increased during the first nine months of the year by lesser amounts than for the previously-noted categories. The increases in salaries and benefits, occupancy, equipment and marketing and advertising expenses were due principally to growth in both staff and facilities resulting from the acquisition of SWLC coupled with the Company's expanded branch network (including costs related to two branches due to open within the next six months). The growth in legal fees expense was solely attributable to the cost of ongoing litigations related to the Island Mortgage Network and its affiliates, as previously discussed in the Company's June 30, 2001 Form 10-Q filing. The Company expects to incur additional costs related to these litigations during the fourth quarter of this year and in 2002. The 58.0% increase in other operating expenses resulted primarily from the SWLC acquisition, however, increases in audit and examination costs, loan collection expenses, other real estate owned and computer service costs also contributed to growth in this category. Excluding all costs related to the SWLC acquisition, other operating expenses increased at a year-over-year rate of 35.8%.

The foregoing expense factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest


                                      (12)
revenue, excluding securities transactions) of 63.8% for the first nine months of 2001 versus 52.4% in 2000. Excluding costs related to litigation and SWLC, total operating expenses increased by 18.0% in 2001 and would have produced an efficiency ratio of 56.7%; comparable to the Company's historical performance. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also increased during the first nine months of 2001 to 3.04% from a level of 2.32% in 2000.

Income tax expense declined by $1.1 million in 2001 due primarily to a reduction in the Company's effective tax rate to 16.9% from 26.1% a year ago. This reduction is largely due to an increase in tax-exempt income coupled with the continued growth of the Company's Delaware investment management subsidiary, SB Portfolio.

Net income for the three months ended September 30, 2001 grew by 1.4% when compared to the comparable 2000 period. An improvement in net interest income (up 22.0%), an increase in net security gains, higher other noninterest income (up 4.7%) and a lower effective income tax rate accounted for the increase in third quarter 2001 net income. Largely offsetting the foregoing positive factors was a higher level of operating expenses (up 71.8%) and an increase in the provision for probable loan losses (up 18.7%).

The reasons supporting the third quarter earnings increase are primarily the same as those described in the nine-month analysis, differing mainly in magnitude. Growth in average interest-earning assets, mainly loans (15.3% increase), coupled with a wider net interest margin (up 50 basis points to 4.71%) accounted for the growth in net interest income. Funding the increase in assets was a 6.9% advance in average total deposits to $915 million; led by growth in demand deposit balances of 14.8%. As noted in the nine-month analysis, net security gains of $1.4 million were recorded in the third quarter versus a $207 thousand loss in 2000. Other income improved as the result of higher deposit service charge income along with increases in letter of credit and sweep account fees. Total operating expenses rose by $3.9 million due primarily to growth in staff related to the SWLC acquisition and an expanded branch network, higher marketing and advertising costs and an increase in legal expenses related to the litigations involving Island Mortgage Network and its affiliates of $1.9 million. Excluding the SWLC and litigation-related expenditures, total operating expenses would have risen by 23.0% in 2001 and yielded a third quarter operating efficiency ratio of 57.7% (versus an actual ratio of 75.2%); comparable to the 2000 ratio of 53.5%.

Third quarter income tax expense declined by $419 thousand due primarily to a reduction in the Company's effective income tax rate to 11.2% from 22.8% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $10.8 million at September 30, 2001, a modest decrease from $11.1 million at December 31, 2000 and an increase from $6.2 million at the comparable 2000 date. As of September 30, 2001, restructured, accruing loans declined by $115 thousand versus year-end 2000. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest declined slightly when compared to year-end 2000.


                                      (13)

The allowance for probable loan losses amounted to $9.1 million or 1.7% of total loans at September 30, 2001 versus $8.7 million and 1.8%, respectively, at the comparable 2000 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 88.6% at September 30, 2001 from 62.7% at December 31, 2000. This is down from 130.2% at September 30, 2000, the increase in nonperforming assets resulting in the diminished coverage ratio. As previously disclosed, the balance in nonaccrual loans and other real estate owned associated with one relationship's related credits totaled $5.5 million at September 30, 2001 and $4.8 million at December 31, 2000. The original credit was partly written down during 1999 and 2000 and was transferred to nonaccrual status when the collection of interest became doubtful. The growth in the nonaccrual category since September 2000 resulted from the transfer of two large commercial and individual credits during the last quarter of 2000. The Bank transferred a portion of the previously described related credit from nonaccrual loans to other real estate owned during the second quarter of 2001. In addition, included in the other real estate owned balance are tax liens that the Bank owns related to the other real estate owned property of $782 thousand as of September 30, 2001 and $330 thousand as of December 31, 2000 and September 30, 2000. Management actively reviews each of these credits; however, it is unlikely that the balance will move to accrual status during 2001. Management expects to sell the other real estate owned property to the current lessee during the fourth quarter. The sale of this property is not expected to have a material impact on the Company's fourth quarter earnings.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for loan losses for the first nine months of 2001 and 2000 was $2.43 million and $2.50 million, respectively. Net loan charge-offs during the same periods were $3.1 million and $902 thousand, respectively. The provision is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the balance of 2001. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.

Cautionary Statement
This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief. Such forward-looking statements in this report include, among other things, identifications of trends, loan growth, comments on the adequacy of the allowance for loan losses, effects of asset sensitivity and interest changes, and information concerning market risk referenced in Item 3 of
Part I. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The results may ultimately vary from the forward-looking statements made. The Company undertakes no obligation to publish revised statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

                                      (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 2
-----------------------
----------------------------------------------------------------------------
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
SEPTEMBER 30, 2001 VERSUS DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                                             PERIOD ENDED:
                                                                    -----------------------------------------------------------
                                                                       9/30/01               12/31/00              9/30/00
                                                                    ----------------       ---------------       --------------
NONACCRUAL LOANS                                                            $6,514 (1)           $10,736 (1)           $5,855 (1)
OTHER REAL ESTATE OWNED                                                      4,308 (1)               330                  330
                                                                    ----------------       ---------------       --------------
    TOTAL NONPERFORMING ASSETS                                             $10,822               $11,066               $6,185
                                                                    ----------------       ---------------       --------------

RESTRUCTURED,  ACCRUING  LOANS                                                $291                  $406                 $333
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                       $3,461                $3,542                 $500
GROSS  LOANS  OUTSTANDING                                                 $550,338              $496,992             $477,674
TOTAL  STOCKHOLDERS'  EQUITY                                               $79,513               $72,307              $63,391

ANALYSIS OF THE ALLOWANCE FOR
   PROBABLE LOAN LOSSES:
                                                                                           QUARTER ENDED:
                                                                   -----------------------------------------------------------
                                                                           9/30/01               12/31/00              9/30/00
                                                                   ----------------       ---------------       --------------
BEGINNING BALANCE                                                           $9,813                $8,704               $8,079
PROVISION                                                                      890                   750                  750
NET CHARGE-OFFS                                                             (1,606)                 (247)                (124)
                                                                   ----------------       ---------------       --------------
    ENDING BALANCE                                                          $9,097                $9,207               $8,705
                                                                   ----------------       ---------------       --------------
KEY  RATIOS  AT  PERIOD-END:

ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                         1.7%                  1.9%                 1.8%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                  1.2%                  2.2%                 1.2%

NONPERFORMING ASSETS  (2)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                          2.0%                  2.2%                 1.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                                  139.7%                 85.8%               148.7%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                                          88.6%                 62.7%               130.2%

(1)  INCLUDES RELATED CREDITS TOTALING $5.5 MILLION AT SEPTEMBER 30, 2001, $4.8 MILLION AT
       DECEMBER 31, 2000 AND $5.1 MILLION AT SEPTEMBER 30, 2000.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

                                      (15)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2000 in our Annual Report on Form 10-K. There have been no material changes in our market risk at September 30, 2001 compared to September 30, 2000. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 3-1), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. We used the same assumptions in the table as in the prior year. The Company's gap ratio (the percentage of assets repricing against liabilities) at September 30, 2001 was 105.1%. The Company's asset sensitive position, meaning that more assets reprice on a cumulative basis than liabilities, indicates that net interest income should decrease in declining rate scenarios and increase in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the impact a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At September 30, 2001, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps. There has been no material change in the composition of assets or deposit liabilities from December 31, 2000. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2000. The Board of Directors has not amended the approved limits of acceptable variances.



                                      (16)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK (CONTINUED)

                                                ====================================================================================
                                                                                SEPTEMBER 30, 2001
-------------------
TABLE  3-1                                                            LIQUIDITY AND INTEREST RATE SENSITIVITY
-------------------                             ====================================================================================
                                                    ================================================================================
                                                                                SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                                             Noninterest-
---------------------------------------------------
INTEREST - SENSITIVE  ASSETS :                   1)  0 - 6 Months   6-12 Months  1 - 5 Years  Over 5 Years   Sensitive         Total
---------------------------------------------------  ------------   -----------  -----------  ------------   ---------         -----
Loans (net of unearned income)  2)                       $277,591       $21,385     $163,823       $81,025      $6,514      $550,338
Securities Purchased Under Agreements to Resell
        and Federal Funds Sold                            141,400                                                            141,400
Securities Held to Maturity                                                              210                                     210
Securities  Available  for  Sale  3)                       86,241        94,144       34,281        65,142       2,168       281,976
                                                           ------        ------       ------        ------       -----       -------
       Total  Interest-Earning Assets                     505,232       115,529      198,314       146,167       8,682       973,924
Unrealized Net Gain on Securities Available for Sale        1,484                                                              1,484
Cash and Due from Banks                                    29,996                                                             29,996
All  Other  Assets   7)                                     5,697         4,030                                  6,045        15,772
                                                           ------        ------       ------        ------       -----       -------

       Total  Assets                                     $542,409      $119,559     $198,314      $146,167     $14,727    $1,021,176
                                                         --------      --------     --------      --------     -------    ----------
---------------------------------------------------
INTEREST - SENSITIVE  LIABILITIES :             1)
---------------------------------------------------
Savings  Accounts  4)                                      $6,553        $6,553      $52,426       $65,532                  $131,064
Money  Fund  and  NOW Accounts  5)                        106,213         5,245       41,956                                 153,414
Time  Deposits 6)                                         375,257        48,389       12,282           728                   436,656
                                                          -------        ------       ------           ---     -------       -------

       Total  Interest-Bearing Deposits                   488,023        60,187      106,664        66,260           -       721,134
Securities Sold Under Agreements to Repurchase,
   Federal Funds Purchased, and Other Borrowings           42,481                      3,162                                  45,643
                                                          -------        ------       ------           ---     -------       -------
       Total  Interest-Bearing  Liabilities               530,504        60,187      109,826        66,260           -       766,777
All  Other  Liabilities,  Equity and Demand Deposits 7)     6,470           358           66                   247,505       254,399
                                                          -------        ------       ------           ---     -------       -------
       Total  Liabilities  and  Equity                   $536,974       $60,545     $109,892       $66,260    $247,505    $1,021,176
                                                         --------      --------     --------      --------     -------    ----------

       Cumulative Interest-Sensitivity Gap  8)           ($25,272)      $30,070     $118,558      $198,465    $207,147
       Cumulative Interest-Sensitivity Ratio  9)            95.2 %       105.1 %      116.9 %       125.9 %     127.0 %
       Cumulative Interest-Sensitivity Gap
            As  a  %  of  Total Assets                      (2.5)%         2.9 %       11.6 %        19.4 %      20.3 %

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

                                      (17)

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. ("IMN") and certain related entities, which held deposit accounts at the Bank during portions of 1999 and 2000. IMN and its related entities were principally engaged in offering and providing mortgages to consumers. IMN was licensed by the Banking Department of the State of New York (the "Banking Department"), and various entities related to IMN were reportedly licensed to operate in a large number of other jurisdictions across the United States. IMN apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by lenders ("Warehouse Lenders") that were not related to the Bank.

On June 30, 2000, the Banking Department suspended IMN's license to engage in mortgage banking activities. On July 19, 2000, IMN and its publicly held parent company, AppOnline.com, Inc. ("AppOnline"), filed a petition under Chapter 11 of the Bankruptcy Code in the Eastern District of New York. On July 28, 2000, certain Warehouse Lenders filed an involuntary bankruptcy petition against Action Abstract, Inc. ("Action Abstract"), an entity to which they apparently had regularly wired funds in connection with their dealings with IMN. Bankruptcy cases are also ongoing as to several other entities related or allegedly related to IMN. The Chapter 11 Trustee of the estates of IMN, AppOnline and Action Abstract has obtained an order substantively consolidating all of those bankruptcy cases.

In the course of the bankruptcy cases, it has been alleged that IMN and its affiliates engaged in a widespread pattern of fraud directed at the Warehouse Lenders, title agents, closing companies and others with whom IMN and its affiliates regularly dealt. The office of the United States Attorney for the Eastern District of New York ("USAO") has been conducting an inquiry into the manner in which IMN and its affiliates conducted their operations, which had included an examination of the relationship between IMN and its affiliated entities and the Bank. As the Bank had expected, the USAO recently determined that based on the information it has to date it does not currently intend to seek an indictment against the Bank or any of its officers or employees for conduct relating to IMN. The Bank's representatives have also been in contact with the Banking Department and the Federal Deposit Insurance Corporation and will continue to work with them to address any questions or concerns they might have.

The Bank has been named (along with other defendants) in lawsuits related to the activities of IMN and related companies. In certain of these litigations, the Bank was named as a defendant merely because monies in dispute were located in accounts at the Bank. In the remainder, while each complaint is somewhat different, the principal common allegation against the Bank is that it knew or should have known that the manner in which IMN and its affiliates were managing certain accounts was improper, and that the Bank's actions in this regard aided and abetted a fraudulent scheme by IMN and its affiliates. The six such cases currently pending against the Bank are as follows:

--       Imperial  Warehouse Finance,  Inc. v. Action Abstract,  Inc., et al.,
         --------------------------------------------------------------------
Case No. 00 Civ. 3933, Eastern District of New York. On October 11, 2001, Imperial Warehouse Finance, Inc. filed a motion seeking leave of Court to replace its Amended Complaint with a Second Amended Complaint. The Bank has opposed this motion, and is awaiting a decision. After the Court's ruling on the motion, the Bank intends to move to dismiss the complaint.

                                      (18)

--       Blanton,  et al. v. IMN Financial  Corp.,  et al., Adv. Proc. No.
         -------------------------------------------------
01-8096, Bankruptcy Court for the Eastern District of New York. The Bank and the Company have moved to dismiss the Second Amended Complaint; briefing is not yet completed.

--       Moritz,  et al. v. National  Settlement  Services  Corp.,  et al.,
         -----------------------------------------------------------------
Civil Action No. 3:00 CV 426 MU, Western District of North Carolina. The Bank filed a motion to dismiss on September 5, 2000. The Court has not yet ruled on the motion.

--       Duboff,  et al. v. Island Mortgage Network,  Inc., et al., Index No.
         ---------------------------------------------------------
10738/00, Supreme Court of the State of New York. The Bank has moved to dismiss the Complaint and is awaiting a decision.

--       First American Title  Insurance Co. v. State Bank of Long Island,
         ----------------------------------------------------------------
Index No. 13438/01, Supreme Court of the State of New York. On August 28, 2001, First American Title Insurance Co. ("First American") filed a Complaint against the Bank. The Bank moved to dismiss the Complaint on October 11, 2001. First American opposed the Bank's motion and exercised its right to amend the Complaint. The Bank has withdrawn its motion to dismiss the superceded Complaint and intends to move to dismiss the Amended Complaint.

--       Broward Title Co. v. Alan Jacobs,  et al., Adv. Pro. No. 01-8181,
         -----------------------------------------
Bankruptcy Court for the Eastern District of New York. Broward Title Co. received permission from the Court to amend its complaint to add the Bank (and two other parties) as defendants. The Bank has moved to dismiss all claims asserted against it; briefing is not yet completed.

In addition, the Chapter 11 Trustee appointed in the IMN bankruptcy cases and a number of other Warehouse Lenders have threatened to pursue their own claims against the Bank related to the Bank's dealings with IMN and its affiliates.

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been threatened or asserted to date. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations, and the Bank is also investigating the extent to which it may have counterclaims against plaintiffs in those litigations, cross-claims against co-defendants, and claims against non-parties.

The Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.


                                      (19)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




11/14/01                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



11/14/01                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (20)