Form 10-K
period 2001-12-31
STATE BANCORP INC
filed 2002-03-27
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           -----
                        THE SECURITIES EXCHANGE ACT OF 1934


                    For the fiscal year ended December 31, 2001
                           Commission File No. 0-14874


           -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


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

As of March 15, 2002, there were 7,735,034 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $135,363,000 based upon the last trade per share known to Management.

                              STATE BANCORP, INC.
                                   Form 10-K

                                      INDEX

                                      PART I                         Page

Item  1. Business

         General                                                      1.
         Statistical Information                                      4.

Item  2. Properties                                                   4.

Item  3. Legal Proceedings                                            6.

Item  4. Submission of Matters to a Vote of Stockholders              9.

                                      PART II

Item  5. Market for Registrant's Common Stock and
         Related Stockholder Matters                                 10.

Item  6. Selected Consolidated Financial Data                        10.

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         11.

Item  8. Consolidated Financial Statements and
         Supplementary Data                                          11.

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                      11.

                                      PART III

Item 10. Directors and Executive Officers of the
         Registrant                                                  12.

Item 11. Executive Compensation                                      12.

Item 12. Security Ownership of Certain Beneficial
         Owners and Management                                       13.

Item 13. Certain Relationships and Related Transactions              13.

                                      PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K                                     13.

         Signatures                                                  17.

         Exhibits

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:
    (1) The Annual Report to Stockholders for the year ended December 31, 2001. Referenced in Parts I and II of the December 31, 2001 Annual Report on Form 10-K, Items 1, 5, 6, 7 and 8.
    (2) The 2002 Proxy Statement, dated March 22, 2002. Referenced in Part III of the December 31, 2001 Annual Report on Form 10-K, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS
General
Incorporated herein by reference is the Company's 2001 Annual Report to Stockholders. A discussion on the organization and nature of operations may be found on page 13.

State Bancorp, Inc. (the "Company") was incorporated under the laws of the State of New York on November 18, 1985. The acquisition by the Company of 100% of the outstanding shares of State Bank of Long Island (the "Bank"), on a share for share basis, was consummated as of the close of business on June 24, 1986.

The Company has no other subsidiaries and does not engage in any activities other than acting as holding company for the common stock of the Bank. The business of the Company is conducted through the Bank, which continued to conduct its business in the same manner and from the same offices as it had done before the effective date of the reorganization. The Bank, therefore, accounts for all of the consolidated assets and revenues of the Company.

The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended. The Bank is subject to periodic examination and regulation by the State of New York Banking Department and the Federal Deposit Insurance Corporation.

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located substantially in Queens County, Nassau County and the western end of Suffolk County. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages, letters of credit and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products and mutual funds, a consumer debit card with membership in a national ATM network and, through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank currently has ATMs at eleven of its thirteen branch locations. The Bank also offers its retail customers the ability to verify their account balances, effect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system. Commercial customers can also access this same system or they may utilize Business Direct Access (BDA), the Company's real-time cash management system. Through BDA, business and municipal customers can perform all of the foregoing transactions as well as initiate wire transfers, ACH payments and stop payment orders from a personal computer.

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

The Bank's business is not of a seasonal nature nor does it depend on one or a few large customers for its existence. The Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its depositors. The Bank's nature and conduct of business have remained unchanged since year-end 2000.

In 1979, the Bank established New Hyde Park Leasing Corporation to lease various types of commercial equipment. During 1994, the Bank established SB ORE Corp. to hold foreclosed property acquired in connection with extensions of credit. In 1998, the Bank established SB Portfolio Management Corp. and SB Financial Services Corp. SB Portfolio Management Corp. manages a portfolio of fixed income investments for the Bank while SB Financial Services Corp. provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Bank and each of its subsidiaries. SB Portfolio Management Corp. and SB Financial Services Corp. are each based in Wilmington, Delaware. SB Portfolio Management Corp.'s assets totaled $284,000,000 at December 31, 2001, which represents approximately 29 percent of the assets for the consolidated entity. Effective February 1, 2001, the Bank purchased all of the issued and outstanding capital stock of Studebaker-Worthington Leasing Corp. Studebaker-Worthington Leasing Corp. has provided business equipment leasing nationwide for over thirty years, specializing in small ticket leases up to $100,000 for computers and office equipment.

Compliance with provisions regulating environmental controls will have no effect upon the capital expenditures, earnings or competitive position of the Company.

The Company employed 292 full-time and part-time officers and employees as of December 31, 2001.

Statistical Information
Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 2001 Annual Report to stockholders. The Company's statistical information may be found on pages 37 - 42.

ITEM 2.  PROPERTIES
The main office of the Company is located at the Bank's main branch at 699 Hillside Avenue, New Hyde Park, N.Y. The lease on the land used by the Bank expires on March 27, 2009 and contains an option to renew for an additional ten-year period.

The Bank's lending division is located at Two Jericho Plaza, Jericho, N.Y. This lease expires on March 31, 2007.

The Bank operates full service branches at 501 North Broadway, Jericho, N.Y., 2 Lincoln Avenue, Rockville Centre, N.Y., 580 East Jericho Turnpike, Huntington, N.Y., 740 Veterans Memorial Highway, Hauppauge, N.Y., 339 Nassau Boulevard, Garden City South, N.Y., 135 South Street, Oyster Bay, N.Y., 4250 Veterans Memorial Highway, Holbrook, N.Y., 27 Smith Street, Farmingdale, N.Y., 234 Route 25A, East Setauket, N.Y., 222 Old Country Road, Mineola, N.Y., 75-20 Astoria Boulevard, Jackson Heights, N.Y. and 49-01 Grand Avenue, Maspeth, N.Y. The Jericho lease expires on October 31, 2011 and contains two twelve-year renewal options. The Rockville Centre lease expires on May 31, 2005 and has one five-year renewal option. The Huntington lease expires on December 31, 2004 and has one five-year renewal option. The Bank's data processing center is also located in the Huntington facility. The Hauppauge lease expires on June 30, 2005 and contains two ten-year renewal options. The Holbrook lease expires on October 31, 2002 and contains two five-year renewal options. The Farmingdale lease also expires on October 31, 2002 and it has three five-year renewal options. The East Setauket lease expires on May 31, 2005 and it has two five-year renewal options. The lease in Mineola expires on April 30, 2010 and contains one ten-year and two five-year renewal options. The lease in Jackson Heights expires May 31, 2006 and has two five-year renewal options. The lease in Maspeth expires April 30, 2006 and also contains two five-year renewal options. The Bank received approval to open two full service branches in 2002 at 21-31 46th Avenue, Long Island City, N.Y. and 960 Port Washington Boulevard, Port Washington, N.Y. The Long Island City lease expires January 31, 2006 and contains one five-year renewal option. The lease in Port Washington expires January 29, 2012 and has five five-year renewal options. The Garden City South and Oyster Bay facilities are owned by the Company.

Studebaker-Worthington Leasing Corp. is located at 100 Jericho Quadrangle, Jericho, N.Y. Studebaker-Worthington Leasing Corp.'s lease expires September 30, 2005 and has no renewal options. The Company's Delaware facilities, located at 1403 Foulk Road, Wilmington, Delaware, have leases that expire June 30, 2002 with one-year renewal options.

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

In the course of the bankruptcy cases, it has been alleged that IMN and its affiliates engaged in a widespread pattern of fraud directed at the Warehouse Lenders, title agents, closing companies and others with whom IMN and its affiliates regularly dealt. The office of the United States Attorney for the Eastern District of New York ("USAO") has been conducting an inquiry into the manner in which IMN and its affiliates conducted their operations, which had included an examination of the relationship between IMN and its affiliated entities and the Bank. As the Bank had expected, the USAO has determined that based on the information it has to date it does not currently intend to seek an indictment against the Bank or any of its officers or employees for conduct relating to IMN. The Bank's representatives have also been in contact with the Banking Department and the Federal Deposit Insurance Corporation and will continue to work with them to address any questions or concerns they might have.

The Bank has been named (along with other defendants) in lawsuits related to the activities of IMN and related companies. In certain of these litigations, the Bank was named as a defendant merely because monies in dispute were located in accounts at the Bank. In the remainder, while each complaint is somewhat different, the principal common allegation against the Bank is that it knew or should have known that the manner in which IMN and its affiliates were managing certain accounts was improper, and that the Bank's actions in this regard aided and abetted a fraudulent scheme by IMN and its affiliates. The six such cases currently pending against the Bank are as follows:

--   Imperial Warehouse Finance, Inc. v. Action Abstract, Inc., et al.,
     -----------------------------------------------------------------
Case No. 00 Civ. 3933, Eastern District of New York.


--   Blanton, et al. v. IMN Financial Corp., et al., Adv. Proc. No. 01-8096,
     ----------------------------------------------
Bankruptcy Court for the Eastern District of New York.


--   Moritz, et al. v. National Settlement Services Corp., et al.,
     ------------------------------------------------------------
Civil Action No. 3:00 CV 426 MU, Western District of North Carolina.


--   Duboff, et al. v. Island Mortgage Network, Inc., et al.,
     -------------------------------------------------------
Index No. 10738/00, Supreme Court of the State of New York.


--   First American Title Insurance Co. v. State Bank of Long Island,
     ---------------------------------------------------------------
Index No. 13438/01, Supreme Court of the State of New York.


 --  Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181,
     ----------------------------------------
Bankruptcy Court for the Eastern District of New York.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
         (a) Incorporated herein by reference is the Company's 2001 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 43 thereof.

         (b) At December 31, 2001, the approximate number of equity stockholders were as follows:
                       (1)                                      (2)
                  Title of Class                     Number of Record Holders
                  --------------                     ------------------------
                  Common Stock                                 1,422

         (c) Annual cash dividends of 54, 48, and 44 cents per share, restated to give retroactive effect to stock dividends and splits, were paid in 2001, 2000, and 1999, respectively. The Company paid 5%, 8% and 6% stock dividends in 2001, 2000, and 1999, respectively. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (a) Incorporated herein by reference is the Company's 2001 Annual Report to Stockholders. The Company's selected financial data for the last five years may be found on page 1.

         (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (a) Incorporated herein by reference is the Company's 2001 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 25 - 36.

         (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

         (c) As of December 31, 2001, the Company had no material commitments for capital expenditures.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated herein by reference is the Company's 2001 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 9. Reference again is made to State Bancorp, Inc.'s 2001 Annual Report to Stockholders for the Company's audited Consolidated Statements of Income, Cash Flows and Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2001. These items may be found on pages 10 - 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         (a) Incorporated herein by reference is the Company's 2002 Proxy Statement, dated March 22, 2002. The identification of the directors of the Company may be found on pages 11 and 12.

         (b) Incorporated herein by reference is the Company's 2002 Proxy Statement, dated March 22, 2002. The identification of the executive officers of the Company may be found under "Principal Officers" on page 3.

                  There exist no family relationships between any director or executive officer.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated herein by reference is the Company's 2002 Proxy Statement, dated March 22, 2002. Management remuneration may be found on pages 4 and 5.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated herein by reference is the Company's 2002 Proxy Statement, dated March 22, 2002. Security ownership of certain beneficial owners and management may be found on pages 15 and 16.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated herein by reference is the Company's 2002 Proxy Statement, dated March 22, 2002. Certain relationships and related transactions may be found on page 11 and 12.

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)      Financial Statements
         Included in the 2001 Annual Report to Stockholders of State Bancorp, Inc. and enclosed herewith, are the following financial statements and notes thereon:

         -   Consolidated Balance Sheets as of December 31, 2001 and 2000.

         - Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.

         - Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         - Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements

         - Summary of Significant Accounting and Reporting Policies (1)

         - Acquisition of Leasing Company (2)

         - Securities Held to Maturity and Securities Available for Sale (3)

         - Loans - Net (4)

         - Bank Premises and Equipment - Net (5)

         - Other Assets (6)

         - Lines of Credit and Borrowed Funds (7)

         - Income Taxes (8)

         - Incentive Stock Option Plans (9)

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

         i) 1999 Incentive Stock          Incorporated by reference from exhibit
            Option Plan                   10i to the Company's  December 31,
                                          1998 Form 10-K.

         j) (i) 1998 Directors' Stock     Incorporated by reference from exhibit
            Plan                          10j to the Company's  December 31,
                                          1999 Form 10-K.

         j) (ii) 1998 Directors' Stock    Incorporated by reference from exhibit
            Plan Amendment No. 1          10j to the Company's  December 31,
                                          2000 Form 10-K.


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


                                By:      s/Thomas F. Goldrick, Jr., Chairman
                                         -----------------------------------
                                          Thomas F. Goldrick, Jr., Chairman

                                Date:            March 26, 2002
                                         -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

s/Thomas F. Goldrick, Jr.    Chairman of the Board                   3/26/02
-------------------------    (Principal Executive Officer)           -------
Thomas F. Goldrick, Jr.

s/Daniel T. Rowe             President                               3/26/02
----------------                                                     -------
Daniel T. Rowe

s/Richard W. Merzbacher      Vice Chairman                           3/26/02
-----------------------                                              -------
Richard W. Merzbacher

s/Brian K. Finneran          Secretary                               3/26/02
-------------------          (Principal Financial Officer)           -------
Brian K. Finneran

s/Gary Holman                Vice Chairman of the Board              3/26/02
-------------                                                        -------
Gary Holman

s/J. Robert Blumenthal       Director                                3/26/02
----------------------                                               -------
J. Robert Blumenthal

s/Carl R. Bruno              Director                                3/26/02
---------------                                                      -------
Carl R. Bruno

s/Thomas E. Christman        Director                                3/26/02
---------------------                                                -------
Thomas E. Christman

s/Arthur Dulik, Jr.          Director                                3/26/02
-------------------                                                  -------
Arthur Dulik, Jr.

s/Joseph F. Munson           Director                                3/26/02
------------------                                                   -------
Joseph F. Munson

s/John F. Picciano           Director                                3/26/02
------------------                                                   -------
John F. Picciano

s/Suzanne H. Rueck           Director                                3/26/02
------------------                                                   -------
Suzanne Rueck

s/Jeffrey S. Wilks           Director                                3/26/02
------------------                                                   -------
Jeffrey S. Wilks