Form 10-Q
period 2002-03-31
STATE BANCORP INC
filed 2002-05-15
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2002

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

As of May 7, 2002, there were 7,769,302 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - March 31, 2002 and December 31, 2001
     (Unaudited)                                                              1.

Consolidated Statements of Income for the Three Months Ended
     March 31, 2002 and 2001 (Unaudited)                                      2.

Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 2002 and 2001 (Unaudited)                                      3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Three Months Ended March 31, 2002 and 2001 (Unaudited)    4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       16.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               18.

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

-----------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001 (UNAUDITED)
-----------------------------------------------------------------------------

---------------------------------------------------
ASSETS:                                                            2002                2001
---------------------------------------------------           ---------------      --------------
CASH AND DUE FROM BANKS                                          $31,260,356         $25,310,091
FEDERAL FUNDS SOLD                                                         -           2,800,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                            -         110,000,000
                                                              ---------------      --------------
TOTAL CASH AND CASH EQUIVALENTS                                   31,260,356         138,110,091


SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $150,455 IN 2002 AND $203,770 IN 2001)                           144,800             196,200
  AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                  488,098,761         275,213,366
                                                              ---------------      --------------
TOTAL SECURITIES                                                 488,243,561         275,409,566

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($9,239,411 IN 2002 AND $9,255,414 IN 2001)                    563,538,778         542,342,284
BANK PREMISES AND EQUIPMENT - NET                                  6,973,168           6,420,476
OTHER ASSETS                                                      20,531,570          23,488,580

                                                              ---------------      --------------
---------------------------------------------------
TOTAL ASSETS                                                  $1,110,547,433        $985,770,997
---------------------------------------------------           ===============      ==============


---------------------------------------------------
LIABILITIES:
---------------------------------------------------
DEPOSITS:
  DEMAND                                                        $177,429,090        $181,439,730
  SAVINGS                                                        300,473,307         326,984,662
  TIME                                                           363,379,442         376,285,070
                                                              ---------------      --------------
TOTAL DEPOSITS                                                   841,281,839         884,709,462

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                   158,365,250                   -
OTHER BORROWINGS                                                  30,704,393          19,099,591
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                      4,374,714           5,673,515

                                                              ---------------      --------------
---------------------------------------------------
TOTAL LIABILITIES                                              1,034,726,196         909,482,568
---------------------------------------------------           ---------------      --------------

---------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES
---------------------------------------------------

---------------------------------------------------
STOCKHOLDERS' EQUITY:
---------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                           -                   -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 8,265,681 SHARES IN 2002
  AND 8,234,119 SHARES IN 2001; OUTSTANDING 7,736,404
  SHARES IN 2002 AND 7,735,416 SHARES IN 2001                     41,328,405          41,170,595
SURPLUS                                                           39,479,789          39,202,494
RETAINED EARNINGS                                                  6,684,184           5,588,315
TREASURY STOCK (511,384 SHARES IN 2002
  AND 476,700 SHARES IN 2001)                                     (7,643,487)         (7,071,149)
ACCUMULATED OTHER COMPREHENSIVE LOSS,
  NET OF TAXES                                                    (3,887,523)         (2,427,503)
UNEARNED COMPENSATION                                               (140,131)           (174,323)

                                                              ---------------      --------------
---------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        75,821,237          76,288,429
---------------------------------------------------           ---------------      --------------

---------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,110,547,433        $985,770,997
---------------------------------------------------           ===============      ==============

See accompanying notes to unaudited consolidated financial statements.
                                       (1)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

--------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------
                                                               --------------------------------
                                                                        THREE MONTHS
                                                               --------------------------------
                                                                    2002             2001
--------------------------------------------------------       ---------------  ---------------
INTEREST INCOME:
--------------------------------------------------------
LOANS                                                             $10,590,277      $12,380,823
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                 321,255        1,222,051
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                  797,414        1,239,945
   MORTGAGE-BACKED SECURITIES                                       2,738,956          189,220
   GOVERNMENT AGENCY SECURITIES                                       904,843        4,034,495
   OTHER SECURITIES                                                   140,674          151,025
                                                               ---------------  ---------------
TOTAL INTEREST INCOME                                              15,493,419       19,217,559
                                                               ---------------  ---------------

--------------------------------------------------------
INTEREST EXPENSE:
--------------------------------------------------------

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                    1,424,385        4,891,859
OTHER DEPOSITS AND TEMPORARY BORROWINGS                             1,994,024        4,204,636
                                                               ---------------  ---------------
TOTAL INTEREST EXPENSE                                              3,418,409        9,096,495
                                                               ---------------  ---------------

NET INTEREST INCOME                                                12,075,010       10,121,064
PROVISION FOR PROBABLE LOAN LOSSES                                    959,000          773,000
                                                               ---------------  ---------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                          11,116,010        9,348,064
                                                               ---------------  ---------------

--------------------------------------------------------
NONINTEREST INCOME:
--------------------------------------------------------

SERVICE CHARGES ON DEPOSIT ACCOUNTS                                   381,389          429,350
NET SECURITY LOSSES                                                   (33,545)          (9,666)
OTHER OPERATING INCOME                                                283,538          234,905
                                                               ---------------  ---------------
TOTAL NONINTEREST INCOME                                              631,382          654,589
                                                               ---------------  ---------------
INCOME BEFORE OPERATING EXPENSES                                   11,747,392       10,002,653
                                                               ---------------  ---------------
--------------------------------------------------------
OPERATING EXPENSES:
--------------------------------------------------------

SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                            4,924,486        4,054,243
OCCUPANCY                                                             752,319          524,362
EQUIPMENT                                                             328,268          260,213
LEGAL FEES                                                            815,234           91,572
MARKETING AND ADVERTISING                                             379,763          320,968
OTHER  OPERATING  EXPENSES                                          1,706,661        1,320,157
                                                               ---------------  ---------------
TOTAL OPERATING EXPENSES                                            8,906,731        6,571,515
                                                               ---------------  ---------------
INCOME BEFORE INCOME TAXES                                          2,840,661        3,431,138
PROVISION FOR INCOME TAXES                                            662,271          658,757
--------------------------------------------------------       ---------------  ---------------
NET INCOME                                                         $2,178,390       $2,772,381
--------------------------------------------------------       ---------------  ---------------

--------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                        $0.28            $0.35
                                                                       ------           ------
--------------------------------------------------------
--------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                      $0.28            $0.35
                                                                       ------           ------
--------------------------------------------------------
--------------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                          7,740,032        7,906,774
--------------------------------------------------------       ---------------  ---------------

See accompanying notes to unaudited consolidated financial statements.

                                       (2)

------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------

-------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
-------------------------------------------------------------------
------------------------------------------------------             ----------------  -------------
OPERATING ACTIVITIES:                                                   2002            2001
------------------------------------------------------             ----------------  -------------
  NET INCOME                                                            $2,178,390     $2,772,381
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                     959,000        773,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT           286,443        249,138
    AMORTIZATION OF INTANGIBLES                                              9,034          9,034
    AMORTIZATION (ACCRETION) OF NET PREMIUM (DISCOUNT) ON SECURITIES       200,302       (850,918)
    AMORTIZATION OF UNEARNED COMPENSATION                                   54,937         52,070
    NET SECURITY LOSSES                                                     33,545          9,666
    DECREASE (INCREASE) IN OTHER ASSETS, NET                             3,890,356       (600,731)
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                           (1,296,928)      (800,893)
                                                                   -----------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                6,315,079      1,612,747
                                                                   -----------------  ------------
------------------------------------------------------
INVESTING ACTIVITIES:
------------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                   51,400         51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                  57,826,184     43,707,492
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE             22,606,200    103,088,659
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                          (295,954,025)   (60,883,471)
  INCREASE IN LOANS - NET                                              (22,155,494)   (47,608,627)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                          (839,135)      (617,089)
                                                                   -----------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (238,464,870)    37,738,364
                                                                   -----------------  ------------

------------------------------------------------------
FINANCING ACTIVITIES:
------------------------------------------------------
  (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                   (30,521,995)     5,810,839
  DECREASE IN TIME DEPOSITS                                            (12,905,628)   (45,005,198)
  DECREASE IN FEDERAL FUNDS PURCHASED                                            -     (3,100,000)
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                     158,365,250       (325,000)
  INCREASE IN OTHER BORROWINGS                                          11,604,802     10,459,619
  CASH DIVIDENDS PAID                                                   (1,084,395)      (976,815)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN             360,671        217,020
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                     53,689        102,820
  PURCHASES OF TREASURY STOCK                                             (572,338)    (1,408,874)
                                                                   -----------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    125,300,056    (34,225,589)
                                                                   -----------------  ------------
-----------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (106,849,735)     5,125,522
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                  138,110,091     90,848,865
-----------------------------------------------------
                                                                   -----------------  ------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - MARCH 31                                   $31,260,356    $95,974,387
-----------------------------------------------------
                                                                   -----------------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                                      $3,362,140     $9,579,565
     INCOME TAXES PAID                                                     $16,500        $50,000
     ADJUSTMENT TO UNREALIZED NET (LOSS) GAIN ON SECURITIES
         AVAILABLE FOR SALE                                            ($2,402,399)    $6,244,165
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                  $1,082,521       $974,556

See accompanying notes to unaudited consolidated financial statements.

                                       (3)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                                    COMPRE-       UNEARNED                COMPRE-
                                   COMMON                RETAINED     TREASURY      HENSIVE       COMPEN-                 HENSIVE
                                    STOCK     SURPLUS    EARNINGS        STOCK    (LOSS) INCOME   SATION       TOTAL       INCOME
                                 ---------   ---------   --------     ---------   -------------   ------       ------      ------
BALANCE,  JANUARY 1,  2002       $41,170,595 $39,202,494 $5,588,315  ($7,071,149) ($2,427,503)   ($174,323) $76,288,429
COMPREHENSIVE INCOME:
NET INCOME                                                2,178,390                                           2,178,390  $2,178,390
                                                                                                                         -----------
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES ARISING
DURING THE PERIOD                                                                                                        (1,479,939)
RECLASSIFICATION ADJUSTMENT
FOR LOSSES INCLUDED IN NET INCOME                                                                                            19,919
                                                                                                                         -----------
TOTAL OTHER COMPREHENSIVE LOSS                                                     (1,460,020)               (1,460,020) (1,460,020)
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                                 $718,370
                                                                                                                         -----------
CASH DIVIDEND
($0.14 PER SHARE)                                        (1,082,521)                                         (1,082,521)

SHARES ISSUED UNDER THE DIVIDEND
REINVESTMENT PLAN (24,891 SHARES
AT 95% OF MARKET VALUE)             124,455     236,216                                                         360,671

STOCK OPTIONS EXERCISED              33,355      20,334                                                          53,689

TREASURY STOCK PURCHASED                                                (572,338)                              (572,338)

AMORTIZATION OF UNEARNED
   COMPENSATION                                  20,745                                              34,192      54,937
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------
-----------------------------
BALANCE,  MARCH 31, 2002        $41,328,405 $39,479,789  $6,684,184  ($7,643,487)  ($3,887,523)   ($140,131)$75,821,237
-----------------------------
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------



BALANCE,  JANUARY 1,  2001      $38,724,480 $34,518,406  $4,779,837  ($2,422,428)  ($2,972,336)   ($321,222)$72,306,737
COMPREHENSIVE INCOME:
NET INCOME                                                2,772,381                                           2,772,381  $2,772,381
                                                                                                                         -----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS ARISING
DURING THE PERIOD                                                                                                         4,103,705
RECLASSIFICATION ADJUSTMENT
FOR GAINS INCLUDED IN NET INCOME                                                                                            (12,996)
                                                                                                                         -----------
TOTAL OTHER COMPREHENSIVE INCOME                                                     4,090,709                4,090,709   4,090,709
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                               $6,863,090
                                                                                                                         -----------
CASH DIVIDEND
($0.12 PER SHARE)                                          (974,557)                                           (974,557)

SHARES ISSUED UNDER THE DIVIDEND
REINVESTMENT PLAN (17,906 SHARES
AT 95% OF MARKET VALUE)              89,530     127,490                                                         217,020

STOCK OPTIONS EXERCISED             100,555       2,265                                                         102,820

TREASURY STOCK PURCHASED                                              (1,408,874)                            (1,408,874)

AMORTIZATION OF UNEARNED
   COMPENSATION                                  15,532                                              36,538      52,070
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------
--------------------------------
BALANCE,  MARCH 31, 2001        $38,914,565 $34,663,693  $6,577,661  ($3,831,302)   $1,118,373    ($284,684)$77,158,306
-------------------------------- ----------- ----------- -----------  ----------- ------------- ------------ -----------

See accompanying notes to unaudited consolidated financial statements.

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of March 31, 2002 and December 31, 2001, its consolidated earnings for the three months ended March 31, 2002 and 2001, and cash flows and changes in stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2001 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.

STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2002.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 34,684 common shares at an average price of $16.50.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 151,457 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 2002, 133,564 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits.

                                      (5)

For the Three Months Ended March 31,                                                             2002                         2001
---------------------------------------                                                          ----                         ----
Net income                                                                                 $2,178,390                   $2,772,381
Average dilutive stock options outstanding                                                    450,386                      246,673
Average exercise price per share                                                               $16.96                        $8.65
Average market price -  diluted basis                                                          $16.71                       $14.27
Average common shares outstanding                                                           7,740,032                    7,906,774
Increase in shares due to exercise of options - diluted basis                                 123,145                       81,846
                                                                                              -------                       ------
Adjusted common shares outstanding -  diluted                                               7,863,177                    7,988,620
                                                                                            ---------                    ---------
Net income per share-basic                                                                      $0.28                        $0.35
                                                                                                -----                        -----
Net income per share-diluted                                                                    $0.28                        $0.35
                                                                                                -----                        -----

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

LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,897,000 and $4,143,000 was established for $6,576,387 and $8,084,568 of the total impaired loans at March 31, 2002 and December 31, 2001, respectively. The total average impaired loan balance was $7,402,899 for the quarter ended March 31, 2002 and $8,378,960 for the year ended December 31, 2001. Total impaired loans amounted to $6,576,387 and $8,084,568 at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate, was $2,876,521 and $3,699,866, respectively. No interest income was recognized for impaired, nonaccrual and restructured loans for the three months ended March 31, 2002, while total interest income recognized for such loans was $1,202 for the three months ended March 31, 2001.

Activity in the allowance for probable loan losses for the three months ended March 31, 2002 and 2001 is as follows:


                                      (6)

                                                                                                           2002               2001
                                                                                                           ----               ----
Balance, January 1,                                                                                  $9,255,414         $9,207,243

Adjustments (1)                                                                                             -              542,312
Provision charged to income                                                                             959,000            773,000
Charge-offs, net of recoveries of $72,096 in 2002 and $60,112 in 2001                                  (975,003)          (654,801)
                                                                                                    -----------         ----------
Balance, March 31,                                                                                   $9,239,411         $9,867,754
                                                                                                     ==========         ==========

(1) Opening balance of allowance for probable loan losses of acquired leasing company.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." SAB No. 102 expresses the SEC staff's views on the development, documentation, and application of a systematic methodology for determining the allowance for probable loan losses in accordance with accounting principles generally accepted in the United States of America. Also in July 2001, the federal banking agencies issued guidance on this topic through the Federal Financial Institutions Examination Council interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions." In management's opinion, the Company's methodology and documentation of the allowance for probable loan losses meets the guidance issued.

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. The adoption of this statement as of January 1, 2001 did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations initiated after


                                     (7)

June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted SFAS
No. 141 as of July 1, 2001, and the impact of such adoption did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill and indefinite-lived intangible assets are tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company adopted SFAS No. 142 effective January 1, 2002. The principal effect of SFAS No. 142 was ceasing the amortization of goodwill, which amounted to approximately $100,000 annually after taxes for the year ended December 31, 2001. The goodwill, which relates to the acquisition of a leasing subsidiary, Studebaker-Worthington Leasing Corp., in February 2001, equals approximately $2.5 million. In accordance with SFAS No. 142, the Company has a six-month period to complete the first step of the transitional goodwill impairment test. The Company expects to complete the first step of this evaluation during the second quarter. If required, the second step of this evaluation will be completed by the end of the year. The Company will continue to evaluate for impairment on an annual basis.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 144 as of January 1, 2002, and the impact of such adoption did not have a material impact on the Company's financial position or results of operations.

                                      (8)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview - The Company is a one-bank holding company that was formed on June 24, 1986. The Company operates as the parent for its wholly-owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966. The income of the Company is derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp., New Hyde Park Leasing Corporation, Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company amounted to $1.1 billion at March 31, 2002. When compared to December 31, 2001, total assets have increased by $124.8 million or 12.7%. Growth in the investment portfolio of $212.8 million, principally mortgage-backed issues, and loans (up $21.2 million) accounted for the asset growth. Somewhat offsetting this growth was a reduction in lower-yielding securities purchased under agreements to resell ("SPUARs") of $110.0 million. The increase in investment securities resulted primarily from a previously noted balance sheet restructuring whereby Government Agency and non-New York State municipal securities were sold during the third and fourth quarters of 2001 and were replaced by premium mortgage-backed paper to take advantage of their price stability, cash flow reinvestment opportunity and lower extension risk in a rising rate environment. The loan portfolio expanded as the result of increases in commercial mortgages of $21.7 million, most of which related to loans scheduled to mature within three years, coupled with growth in home equity lines of credit and consumer installment loans. Management anticipates continued expansion of the loan and lease portfolios during the remainder of 2002 at a pace somewhat slower than that experienced during the first three months of the year.

At March 31, 2002, total deposits declined by $43.4 million to $841.3 million when compared to December 31, 2001. This reduction was attributable to decreases in all deposit categories, the largest of which was $26.5 million in savings balances. The Company conducted a successful retail CD campaign during the first quarter of 2002 that attracted balances from existing savings products as well as new money. Management expects that low-cost core deposit balances (demand, NOW, savings and money fund accounts) will grow throughout 2002 as a result of the Company's recently expanded branch network and the upcoming opening of its third Queens County branch in Long Island City. The Company will have fifteen branches located throughout the tri-county area of Queens, Nassau and Suffolk by the end of May 2002. The aforementioned deposit outflows were replaced by increases of $158.4 million in securities sold under agreements to repurchase ("SSUARs") and $11.6 million in other short-term borrowings, primarily Federal Home Loan Bank overnight funding. Core deposits represented approximately 56.8% of total deposits at March 31, 2002 versus 57.5 % at year-end 2001.

Average assets for the first quarter of 2002 were up by $35.0 million or 3.4% to $1.1 billion from the comparable 2001 period. Sources of asset expansion included a $37.7 million or 7.2% increase in average loans, primarily commercial mortgages and SWLC leases, coupled with growth in mortgage-backed securities. This growth was partially offset by a decline in average money market instruments of $18.5 million. Average mortgage-backed securities increased by $197.1 million while Government Agency paper and municipal securities declined on average by $160.9 million and $29.0 million, respectively, due to sales activity during the second half of 2001. Funding the first quarter asset growth was a $10.8 million increase in average deposits, mainly demand deposits and other low-cost core funding. Core deposits increased by $112.4 million or 26.6%

                                       (9)
during the first quarter of 2002 versus a year ago. Offsetting the growth in core balances were declines in high-cost CDs over $100 thousand and retail CDs. Average borrowed funds increased by $21.4 million during the first quarter of 2002 when compared to last year due principally to an increase of $15.1 million in average SSUARs. The net result of these activities was a shift in the mix of the Company's balance sheet that yielded a 51 basis point increase in the first quarter net interest margin to 4.69%. Management anticipates that continued increases in interest rates during the remainder of 2002 will likely result in moderate compression on the Company's net interest margin. Growth in loans during the balance of the year coupled with a continued increase in core deposit balances will serve to mitigate some of the downward pressure on the Company's net interest margin.

The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 2002, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $75.8 million at March 31, 2002, representing decreases of 0.6% and 1.7%, respectively, from December 31, and March 31, 2001. Excluding valuations related to SFAS No. 115 at the same dates, total stockholders' equity grew at rates of 1.3% versus December 31, 2001 and 4.8% versus March 31, 2001. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. The following table (2-1) summarizes the Company's capital ratios as of March 31, 2002 and compares them to current regulatory guidelines and December 31, and March 31, 2001 actual results.

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets
                              --------            ------                 ------

Regulatory Minimum            3.00%-4.00%           4.00%                 8.00%

Ratios as of:
March 31, 2002                      7.30%          11.39%                12.65%
December 31, 2001                   7.79%          11.81%                13.06%
March 31, 2001                      7.20%          11.68%                12.94%

Regulatory Criteria for a
"Well Capitalized" Institution      5.00%           6.00%                10.00%



                                      (10)

Liquidity - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and the management Asset Liability Committee are responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit and the capital markets. The Company complements its stable base of core deposits provided by long-standing customer relationships with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities. Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 2002, the Company's liquidity position remained stable and well within acceptable industry standards. During the first quarter of 2002, a retail CD promotion coupled with calls on Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 2002, the Company had access to approximately $62 million in a collateralized borrowing facility at the Federal Reserve Bank of New York, and $45 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At March 31, 2002, the Company also had $16.5 million in formal and $15.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Material Changes in Results of Operations - Net income for the three months ended March 31, 2002 was $2.2 million, a 21.4% decline versus the comparable 2001 period. The reduction in earnings in 2002 resulted from a growth in operating expenses (up $2.3 million), a higher provision for probable loan losses (up $186 thousand) and a higher effective income tax rate. Offsetting these negative factors was a 19.3% increase in net interest income. Basic and fully diluted earnings per common share were each $0.28 in 2002 versus $0.35 a year ago. The Company's returns on average assets and stockholders' equity were 0.84% and 11.26% in 2002 and 1.10% and 14.98% in 2001, respectively. Excluding the impact of SFAS No. 115, the Company's returns on average stockholders' equity were 11.14% and 14.74% during the first three months of 2002 and 2001, respectively.

The increase in net interest income, up $2.0 million to $12.1 million, resulted from an expanded interest-earning asset base, principally loans. The Company's average loan portfolio grew by $37.7 million or 7.2% compared to the first quarter of 2001, mostly attributable to increases in commercial mortgages and leases. The new and proposed branch locations in both Nassau and Queens Counties are expected to provide additional opportunity for the Company to further increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, have been extremely well received and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, management has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including lease-financing transactions that will be handled by SWLC.


                                      (11)

The Company's investment portfolio increased, on average, by 1.6% in the first three months of 2002 versus 2001. The main cause for this fluctuation was an increase in mortgage-backed securities (up $197.1 million) partially offset by declines in callable Government agency securities (down $160.9 million) and municipal issues (down $29.0 million). This re-balancing of the investment portfolio will provide defensive yield protection as interest rates rise in the coming quarters.

Excluding securities transaction income, other income was unchanged from year to year. Decreases in overdraft fees and mutual fund sales were offset by improvements in deposit service charges, cash management and ATM fees and sweep account income. Management expects that other income will improve moderately during the last three quarters of 2002 when compared to last year's results.

The 35.5% growth in total operating expenses during the first three months of 2002 was due to increases in several categories, primarily salaries and benefits (up $870 thousand), occupancy costs (up $228 thousand), legal fees (up
$724 thousand) and other expenses (up $387 thousand). Equipment and marketing and advertising expenses also increased during the first three months of the year by lesser amounts than for the previously-noted categories. The increases in salaries and benefits, occupancy, equipment and marketing and advertising expenses were due principally to growth in both staff and facilities resulting from the acquisition of SWLC during the first quarter of 2001, the Company's expanded branch network and additional space in the Jericho Plaza office occupied by support personnel. The growth in legal fees expense was principally attributable to the cost of ongoing litigations related to Island Mortgage Network and its affiliates, as previously discussed in detail in the Company's 2001 SEC filings and as discussed in Part II, Item 1 herein. The Company expects to incur additional costs related to these litigations during the remainder of this year. The 29.3% increase in other operating expenses resulted primarily from increases in loan collection expenses, insurance, messenger and delivery fees and branch opening costs. Excluding Island Mortgage-related legal fees, total operating expenses increased at a year-over-year rate of 25.0%.

The foregoing expense factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest revenue, excluding securities transactions) of 67.4% for the first quarter of 2002 versus 57.3% in 2001. Excluding costs related to litigation and SWLC, total operating expenses increased by 24.1% in 2002 and would have produced an efficiency ratio of 60.8%. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also increased during the first three months of 2002 to 3.43% from a level of 2.61% in 2001.

Income tax expense was unchanged versus 2001. The Company's effective tax rate increased in 2002 to 23.3% from 19.2% a year ago. This increase is largely due to a reduction in tax-exempt income in 2002 coupled with growth in income fully taxable in New York State.


                                      (12)

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $7.5 million at March 31, 2002, a $1.4 million or 15.8% decrease from December 31, 2001 and a $3.4 million or 31.1% reduction from the comparable 2001 date. As of March 31, 2002, restructured, accruing loans declined by $152 thousand (53.5%) versus year-end 2001. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their revised terms. Loans 90 days or more past due and still accruing interest declined by $191 thousand or 47.2% when compared to year-end 2001 and $3.3 million or 93.9% versus March 31, 2001.

In management's opinion, the most critical accounting policy impacting the Company's financial statements is the evaluation of the allowance for probable loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

The allowance for probable loan losses amounted to $9.2 million or 1.6% of total loans at March 31, 2002 versus $9.9 million and 1.8%, respectively, at the comparable 2001 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing improved to 118% at March 31, 2002 from 96% at December 31, 2001 and 69% a year ago; the decline in nonperforming assets resulting in the improved coverage ratios. As previously disclosed, the balance in nonaccrual loans and other real estate owned associated with one relationship's related credits totaled $469 thousand at March 31, 2002, $1.2 million at December 31, 2001 and $4.8 million at March 31, 2001. The original credit was partly written down during 1999, 2000 and 2001 and was transferred to nonaccrual status when the collection of interest became doubtful. The Bank transferred a portion of the previously described related credit from nonaccrual loans to other real estate owned during the second quarter of 2001. This property was subsequently sold during the fourth quarter of 2001.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for loan losses for the first quarter of 2002 and 2001 was $959 thousand and $773 thousand, respectively. Net loan charge-offs during the same periods were $975 thousand and $654 thousand, respectively. The provision is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the balance of 2002. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.

Cautionary Statement
This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief. Such forward-looking statements in this report include, among other things, identifications of trends, loan growth, comments on the adequacy of the allowance for loan losses, effects of asset sensitivity and interest changes, and information concerning market risk referenced in Item 3 of
Part I. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The results may ultimately vary from the forward-looking statements made. The Company



                                      (13)
undertakes no obligation to publish revised statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

                                      (14)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

---------------------
TABLE 2 - 2
---------------------

----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
MARCH 31, 2002 VERSUS DECEMBER 31, 2001 AND MARCH 31, 2001
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------


NONPERFORMING ASSETS BY TYPE:                                                           PERIOD ENDED:
-----------------------------
                                                                    -----------------------------------------------------
                                                                       3/31/02            12/31/01            3/31/01
                                                                    --------------       ------------       -------------

NONACCRUAL LOANS                                                           $7,507 (1)         $8,920 (1)         $10,559 (1)
OTHER REAL ESTATE OWNED                                                         -                  -                 330
                                                                    --------------       ------------       -------------
    TOTAL NONPERFORMING ASSETS                                             $7,507             $8,920             $10,889
                                                                    --------------       ------------       -------------

RESTRUCTURED,  ACCRUING  LOANS                                               $132               $284                $305
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                        $214               $405              $3,501
GROSS  LOANS  OUTSTANDING                                                $572,778           $551,598            $544,489
TOTAL  STOCKHOLDERS'  EQUITY                                              $75,821            $76,288             $77,158

ANALYSIS OF THE ALLOWANCE FOR                                                            QUARTER ENDED:
                                                                    -----------------------------------------------------
  PROBABLE LOAN LOSSES:                                                3/31/02            12/31/01            3/31/01
-----------------------
                                                                    --------------       ------------       -------------
BEGINNING BALANCE                                                          $9,255             $9,096              $9,207
ADJUSTMENTS                                                                     -                  -                 542 (3)
PROVISION                                                                     959              1,170                 773
NET CHARGE-OFFS                                                              (975)            (1,011)               (654)
                                                                    --------------       ------------       -------------
    ENDING BALANCE                                                         $9,239             $9,255              $9,868
                                                                    --------------       ------------       -------------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                        1.6%               1.7%                1.8%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                 1.3%               1.6%                1.9%

NONPERFORMING ASSETS  (2)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                         1.3%               1.6%                2.0%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                                 123.1%             103.8%               93.5%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                                        117.6%              96.3%               68.7%

(1) INCLUDES RELATED CREDITS TOTALING $469 THOUSAND AT MARCH 31, 2002, $1.2 MILLION AT DECEMBER 31, 2001 AND $4.8 MILLION AT MARCH 31, 2001.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

(3) OPENING BALANCE OF ALLOWANCE FOR PROBABLE LOAN LOSSES OF ACQUIRED LEASING COMPANY.

CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

                                      (15)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2001 in our Annual Report on Form 10-K. There has been no material changes in our market risk at March 31, 2002 compared to the comparable 2001 date. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 3-1), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. We used the same assumptions in the table as at December 31, 2001. The Company's gap ratio (the percentage of assets repricing against liabilities) at March 31, 2002 was 75.7%. The Company's liability sensitive position, meaning that more liabilities reprice on a cumulative basis than assets, indicates that net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the impact a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At March 31, 2002, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps. There has been no material change in the composition of assets or deposit liabilities from December 31, 2001. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2001. The Board of Directors has not amended the approved limits of acceptable variances.



                                      (16)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK (CONTINUED)

                                         ======================================================================
                                                                    MARCH 31, 2002
----------------
TABLE  3-1                                              LIQUIDITY AND INTEREST RATE SENSITIVITY
----------------                         ======================================================================

                                         ============================================================================
                                                                  SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                             Noninterest-
------------------------------
INTEREST - SENSITIVE  ASSETS : 1)      0 - 6 Months  6-12 Months  1 - 5 Years  Over 5 Years  Sensitive       Total
------------------------------         ------------  -----------  -----------  ------------  ------------   ---------

Loans (net of unearned income) 2)          $296,872      $24,623     $182,879       $60,897        $7,507    $572,778
Interest-Bearing Deposits                       566                                                               566
Securities Held to Maturity                                               145                                     145
Securities  Available  for  Sale 3)          56,438       73,556      169,321       192,311         2,633     494,259
                                       ------------   ----------  -----------  ------------  ------------   ---------
Total  Interest-Earning Assets              353,876       98,179      352,345       253,208        10,140   1,067,748
Unrealized Net Loss on Securities
   Available for Sale                        (6,160)                                                           (6,160)
Noninterest-Bearing Cash and Due
   from Banks                                30,694                                                            30,694
All  Other  Assets   7)                       7,464        2,237          145           101         8,318      18,265
                                       ------------   ----------  -----------  ------------  ------------   ---------
Total  Assets                              $385,874     $100,416     $352,490      $253,309       $18,458  $1,110,547
                                       ------------   ----------  -----------  ------------  ------------   ---------

-----------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
-----------------------------------
Savings  Accounts  4)                       $11,001       $8,364      $66,913       $50,184                  $136,462
Money  Fund  and  NOW Accounts  5)           39,007       10,248       81,983        32,773                   164,011
Time  Deposits 6)                           319,176       22,172       21,386           645                   363,379
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Interest-Bearing Deposits            369,184       40,784      170,282        83,602              -    663,852
Securities Sold Under Agreements
   to Repurchase and Other Borrowings       185,634        1,545        1,891                                 189,070
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Interest-Bearing  Liabilities        554,818       42,329      172,173        83,602              -    852,922
All Other Liabilities, Equity and
   Demand Deposits 7)                        14,622        7,682       57,788       101,712         75,821    257,625
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Liabilities  and  Equity            $569,440      $50,011     $229,961      $185,314        $75,821 $1,110,547
                                       ------------   ----------  -----------    ------------ ------------  ---------

Cumulative Interest-Sensitivity Gap 8)    ($200,942)   ($145,092)     $35,080      $204,686       $214,826
Cumulative Interest-Sensitivity Ratio  9)      63.8 %       75.7 %      104.6 %       124.0 %        125.2 %
Cumulative Interest-Sensitivity Gap
   As  a  %  of  Total Assets                 (18.1)%      (13.1)%        3.2 %        18.4 %         19.3 %


(1) Allocations to specific interest-sensitivity periods are based on the earlier of the repricing or maturity date.

(2) Nonaccrual loans are shown in the noninterest-sensitive category.

(3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates.

(4) Savings deposits, excluding short-term municipal deposits, are assumed to decline at a rate of 12.5% per year over an eight-year period based upon the nature of their historically stable core deposit relationships. Short-term municipal deposits are included in the 0 - 6 months category.

(5) Money fund and NOW accounts of individuals, partnerships and corporations are assumed to decline at a rate of 10% per year over a ten-year period based upon the nature of their historically stable core deposit relationships. Money fund and NOW accounts of municipalities are assumed to decline at a rate of 20% per year over a five-year period, except for short-term municipal deposits that are included in the 0 - 6 months category.

(6) Reflected as maturing in each instrument's period of contractual maturity.

(7) Other assets and liabilities are shown according to their contractual payment schedule or a reasonable estimate thereof. Demand deposits, excluding short-term municipal deposits, are assumed to decline at a rate of 8.3% per year over a twelve-year period based upon the nature of their historically stable core deposit relationships. Short-term municipal deposits are included in the 0 - 6 months category.

(8) Total interest-earning assets minus total interest-bearing liabilities.

(9) Total interest-earning assets as a percentage of total interest-bearing liabilities.

                                      (17)

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. ("IMN") and related companies. In certain of these litigations, the Bank was named as a defendant merely because monies in dispute were located in accounts at the Bank. In the remainder, while each complaint is somewhat different, the principal common allegation against the Bank is that it knew or should have known that the manner in which IMN and its affiliates were managing certain accounts was improper, and that the Bank's actions in this regard aided and abetted a fraudulent scheme by IMN and its affiliates. The six such cases pending against the Bank as of March 31, 2002 are as follows:


--       Imperial Warehouse Finance, Inc. v. Action Abstract, Inc., et al.,
         -----------------------------------------------------------------
         Case No. 00 Civ. 3933, Eastern District of New York.

--       Blanton,  et al. v. IMN Financial  Corp., et al.,
         ------------------------------------------------
         Adv. Proc. No. 01-8096, Bankruptcy Court for the Eastern District of New York.

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

The Bank recently resolved the Imperial litigation, paying $125,000 in settlement plus reimbursement to Imperial for certain of its legal fees arising out of its dealings with IMN. All of Imperial's claims against the Bank are being dismissed with prejudice.

In addition, the Chapter 11 Trustee appointed in the IMN bankruptcy cases and a number of other lenders have threatened to pursue their own claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been threatened or asserted to date. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations, and the Bank is also investigating the extent to which it may have counterclaims against plaintiffs in those litigations, cross-claims against co-defendants, and claims against non-parties.


                                      (18)

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



                               STATE BANCORP, INC.




5/15/02                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



5/15/02                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (20)