Form 10-Q
period 2002-06-30
STATE BANCORP INC
filed 2002-08-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 2002

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

As of August 7, 2002, there were 8,103,546 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated Balance Sheets - June 30, 2002 and December 31, 2001
     (Unaudited)                                                              1.

Consolidated Statements of Income for the Three and Six Months Ended
     June 30, 2002 and 2001 (Unaudited)                                       2.

Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 2002 and 2001 (Unaudited)                                       3.

Consolidated Statements of Stockholders' Equity and Comprehensive Income
     (Loss) for the Six Months Ended June 30, 2002 and 2001 (Unaudited)       4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       18.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               20.

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders             21.

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K                                21.

SIGNATURES                                                                   22.

-----------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-----------------------------------------

-----------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001 (UNAUDITED)
-----------------------------------------------------------------------------

---------------------------------------------------
ASSETS:                                                            2002                2001
---------------------------------------------------           ---------------      --------------
CASH AND DUE FROM BANKS                                          $31,986,019         $25,310,091
FEDERAL FUNDS SOLD                                                         -           2,800,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                            -         110,000,000
                                                              ---------------      --------------
TOTAL CASH AND CASH EQUIVALENTS                                   31,986,019         138,110,091


SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $149,131 IN 2002 AND $203,770 IN 2001)                           144,800             196,200
  AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                  488,717,175         275,213,366
                                                              ---------------      --------------
TOTAL SECURITIES                                                 488,861,975         275,409,566

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($9,894,079 IN 2002 AND $9,255,414 IN 2001)                    574,916,484         542,342,284
BANK PREMISES AND EQUIPMENT - NET                                  7,609,207           6,420,476
NET RECEIVABLE - SECURITIES SALES                                 85,017,858                   -
OTHER ASSETS                                                      18,193,375          23,488,580

                                                              ---------------      --------------
---------------------------------------------------
TOTAL ASSETS                                                  $1,206,584,918        $985,770,997
---------------------------------------------------           ===============      ==============


---------------------------------------------------
LIABILITIES:
---------------------------------------------------
DEPOSITS:
  DEMAND                                                        $190,584,997        $181,439,730
  SAVINGS                                                        385,399,792         326,984,662
  TIME                                                           368,371,746         376,285,070
                                                              ---------------      --------------
TOTAL DEPOSITS                                                   944,356,535         884,709,462

FEDERAL FUNDS PURCHASED                                            3,700,000                   -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                    96,276,000                   -
OTHER BORROWINGS                                                  71,519,157          19,099,591
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                      7,218,373           5,673,515

                                                              ---------------      --------------
---------------------------------------------------
TOTAL LIABILITIES                                              1,123,070,065         909,482,568
---------------------------------------------------           ---------------      --------------

---------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES
---------------------------------------------------

---------------------------------------------------
STOCKHOLDERS' EQUITY:
---------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                           -                   -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 8,698,652 SHARES IN 2002
  AND 8,645,825 SHARES IN 2001; OUTSTANDING 8,142,703
  SHARES IN 2002 AND 8,122,187 SHARES IN 2001                     43,493,260          41,170,595
SURPLUS                                                           44,991,118          39,202,494
RETAINED EARNINGS                                                  1,956,792           5,588,315
TREASURY STOCK (541,477 SHARES IN 2002
  AND 476,700 SHARES IN 2001)                                     (8,178,552)         (7,071,149)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAXES                                                     1,361,434          (2,427,503)
UNEARNED COMPENSATION                                               (109,199)           (174,323)

                                                              ---------------      --------------
---------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        83,514,853          76,288,429
---------------------------------------------------           ---------------      --------------

---------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $1,206,584,918        $985,770,997
---------------------------------------------------           ===============      ==============

See accompanying notes to unaudited consolidated financial statements.
                                       (1)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

--------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------
                                                               --------------------------------   ----------------------------
                                                                        THREE MONTHS                      SIX MONTHS
                                                               --------------------------------   ----------------------------
                                                                    2002             2001             2002           2001
--------------------------------------------------------       ---------------  ---------------   ------------   -------------
INTEREST INCOME:
--------------------------------------------------------
LOANS                                                             $10,846,301      $12,439,084     $21,436,578     $24,819,907
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                  77,032          598,223         398,287       1,820,274
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                  917,517        1,302,545       1,714,931       2,542,490
   MORTGAGE-BACKED SECURITIES                                       3,243,328          398,422       5,982,284         587,642
   GOVERNMENT AGENCY SECURITIES                                     1,733,713        3,258,090       2,638,556       7,292,585
   OTHER SECURITIES                                                   287,242          109,913         427,916         260,938
                                                               ---------------  ---------------   ------------   -------------
TOTAL INTEREST INCOME                                              17,105,133       18,106,277      32,598,552      37,323,836
                                                               ---------------  ---------------   ------------   -------------

--------------------------------------------------------
INTEREST EXPENSE:
--------------------------------------------------------

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                    1,386,309        3,257,486       2,810,694       8,149,345
OTHER DEPOSITS AND TEMPORARY BORROWINGS                             2,710,146        3,877,942       4,704,170       8,082,578
                                                               ---------------  ---------------   ------------   -------------
TOTAL INTEREST EXPENSE                                              4,096,455        7,135,428       7,514,864      16,231,923
                                                               ---------------  ---------------   ------------   -------------

NET INTEREST INCOME                                                13,008,678       10,970,849      25,083,688      21,091,913
PROVISION FOR PROBABLE LOAN LOSSES                                    963,000          767,000       1,922,000       1,540,000
                                                               ---------------  ---------------   ------------   -------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                          12,045,678       10,203,849      23,161,688      19,551,913
                                                               ---------------  ---------------   ------------   -------------

--------------------------------------------------------
NONINTEREST INCOME:
--------------------------------------------------------

SERVICE CHARGES ON DEPOSIT ACCOUNTS                                   356,951          407,810         738,340         837,160
NET SECURITY GAINS (LOSSES)                                         1,454,055          (49,554)      1,420,510         (59,220)
OTHER OPERATING INCOME                                                369,238          254,025         652,776         488,930
                                                               ---------------  ---------------   ------------   -------------
TOTAL NONINTEREST INCOME                                            2,180,244          612,281       2,811,626       1,266,870
                                                               ---------------  ---------------   ------------   -------------
INCOME BEFORE OPERATING EXPENSES                                   14,225,922       10,816,130      25,973,314      20,818,783
                                                               ---------------  ---------------   ------------   -------------
--------------------------------------------------------
OPERATING EXPENSES:
--------------------------------------------------------

SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                            4,979,184        4,313,248       9,903,670       8,367,491
OCCUPANCY                                                             790,962          664,926       1,543,281       1,189,288
EQUIPMENT                                                             333,463          274,486         661,731         534,699
LEGAL FEES                                                          1,097,120           91,572       1,912,354         183,144
MARKETING AND ADVERTISING                                             458,543          363,593         838,306         684,561
OTHER  OPERATING  EXPENSES                                          1,885,290        1,532,959       3,591,951       2,853,116
                                                               ---------------  ---------------   ------------   -------------
TOTAL OPERATING EXPENSES                                            9,544,562        7,240,784      18,451,293      13,812,299
                                                               ---------------  ---------------   ------------   -------------
INCOME BEFORE INCOME TAXES                                          4,681,360        3,575,346       7,522,021       7,006,484
PROVISION FOR INCOME TAXES                                          1,264,913          683,453       1,927,184       1,342,210
--------------------------------------------------------       ---------------  ---------------   ------------   -------------
NET INCOME                                                         $3,416,447       $2,891,893      $5,594,837      $5,664,274
--------------------------------------------------------       ---------------  ---------------   ------------   -------------

--------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                        $0.42            $0.35           $0.69           $0.68
                                                                       ------           ------          -----           -----
--------------------------------------------------------
--------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                      $0.41            $0.35           $0.68           $0.68
                                                                       ------           ------          -----           -----
--------------------------------------------------------
--------------------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                          8,147,130        8,245,823       8,137,137       8,273,813
--------------------------------------------------------       ---------------  ---------------   ------------    ------------

See accompanying notes to unaudited consolidated financial statements.

                                       (2)

------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------

-------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
-------------------------------------------------------------------
------------------------------------------------------             ----------------  -------------
OPERATING ACTIVITIES:                                                   2002            2001
------------------------------------------------------             ----------------  -------------
  NET INCOME                                                            $5,594,837     $5,664,274
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                   1,922,000      1,540,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT           579,094        508,954
    AMORTIZATION OF INTANGIBLES                                             18,068         18,068
    AMORTIZATION (ACCRETION) OF NET PREMIUM (DISCOUNT) ON SECURITIES     1,259,966     (1,931,914)
    AMORTIZATION OF UNEARNED COMPENSATION                                  111,432        111,660
    NET SECURITY (GAINS) LOSSES                                         (1,420,510)        59,220
    DECREASE IN OTHER ASSETS, NET                                        3,141,563        432,612
    INCREASE (DECREASE) IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                            1,542,443     (2,323,480)
                                                                   -----------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               12,748,893      4,079,394
                                                                   -----------------  ------------
------------------------------------------------------
INVESTING ACTIVITIES:
------------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                   51,400         51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                 155,221,137    107,876,574
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE             61,384,360    162,792,520
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                          (509,042,108)  (190,325,220)
  INCREASE IN LOANS - NET                                              (34,496,200)   (56,137,369)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                        (1,767,825)    (1,182,653)
                                                                   -----------------  ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (328,649,236)    23,075,252
                                                                   -----------------  ------------

------------------------------------------------------
FINANCING ACTIVITIES:
------------------------------------------------------
  INCREASE IN DEMAND AND SAVINGS DEPOSITS                               67,560,397     27,651,185
  DECREASE IN TIME DEPOSITS                                             (7,913,324)   (99,457,657)
  INCREASE IN FEDERAL FUNDS PURCHASED                                    3,700,000        300,000
  INCREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                      96,276,000        375,000
  INCREASE IN OTHER BORROWINGS                                          52,419,566     10,506,500
  CASH DIVIDENDS PAID                                                   (2,166,916)    (1,951,371)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN             864,173        426,881
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                    143,778        279,901
  PROCEEDS FROM SHARES ISSUED UNDER DIRECTORS' STOCK PLAN                        -          2,355
  PURCHASES OF TREASURY STOCK                                           (1,107,403)    (2,169,592)
                                                                   -----------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    209,776,271    (64,036,798)
                                                                   -----------------  ------------
-----------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             (106,124,072)   (36,882,152)
-----------------------------------------------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                  138,110,091     90,848,865
-----------------------------------------------------
                                                                   -----------------  ------------
-----------------------------------------------------
CASH AND CASH EQUIVALENTS - JUNE 30                                    $31,986,019    $53,966,713
-----------------------------------------------------
                                                                   -----------------  ------------
-----------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------
     INTEREST PAID                                                      $7,563,591    $17,347,093
     INCOME TAXES PAID                                                  $1,111,200     $1,790,000
     ADJUSTMENT TO UNREALIZED NET GAIN ON SECURITIES
         AVAILABLE FOR SALE                                             $5,924,512     $1,710,173
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                  $1,086,810     $1,045,759
     TRANSFER FROM LOANS TO OREO                                                 -     $3,525,634

See accompanying notes to unaudited consolidated financial statements.

                                       (3)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                  ACCUMULATED
                                                                                     OTHER
                                                                                    COMPRE-       UNEARNED             COMPRE-
                                   COMMON                RETAINED     TREASURY      HENSIVE       COMPEN-              HENSIVE
                                    STOCK     SURPLUS    EARNINGS        STOCK    (LOSS) INCOME   SATION       TOTAL   INCOME (LOSS)
                                 ---------   ---------   --------     ---------   -------------   ------       ------  -----------
BALANCE,  JANUARY 1,  2002       $41,170,595 $39,202,494 $5,588,315  ($7,071,149) ($2,427,503)   ($174,323) $76,288,429
COMPREHENSIVE INCOME:
NET INCOME                                                5,594,837                                           5,594,837  $5,594,837
                                                                                                                         -----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS ARISING
DURING THE PERIOD                                                                                                         4,725,903
RECLASSIFICATION ADJUSTMENT
FOR GAINS INCLUDED IN NET INCOME                                                                                           (936,966)
                                                                                                                         -----------
TOTAL OTHER COMPREHENSIVE INCOME                                                    3,788,937                 3,788,937   3,788,937
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                               $9,383,774
                                                                                                                         -----------
CASH DIVIDEND
($0.27 PER SHARE)                                        (2,169,330)                                         (2,169,330)

5% STOCK DIVIDEND (389,246 SHARES
AT MARKET VALUE)                   1,946,230   5,110,800 (7,057,030)                                                  -

SHARES ISSUED UNDER THE DIVIDEND
REINVESTMENT PLAN (56,419 SHARES
AT 95% OF MARKET VALUE)              282,095     582,078                                                        864,173

STOCK OPTIONS EXERCISED               94,340      49,438                                                        143,778

TREASURY STOCK PURCHASED                                              (1,107,403)                            (1,107,403)

AMORTIZATION OF UNEARNED
COMPENSATION                                      46,308                                            65,124      111,432
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------
-----------------------------
BALANCE,  JUNE 30, 2002          $43,493,260 $44,991,118 $1,956,792  ($8,178,552)  $1,361,434    ($109,199) $83,514,853
-----------------------------
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------



BALANCE,  JANUARY 1,  2001       $38,724,480 $34,518,406 $4,779,837  ($2,422,428) ($2,972,336)   ($321,222) $72,306,737
COMPREHENSIVE INCOME:
NET INCOME                                                5,664,274                                           5,664,274  $5,664,274
                                                                                                                         -----------
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS ARISING
DURING THE PERIOD                                                                                                         1,161,391
RECLASSIFICATION ADJUSTMENT
FOR GAINS INCLUDED IN NET INCOME                                                                                            (60,911)
                                                                                                                         -----------
TOTAL OTHER COMPREHENSIVE INCOME                                                    1,100,480                 1,100,480   1,100,480
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                               $6,764,754
                                                                                                                         -----------
CASH DIVIDEND
($0.24 PER SHARE)                                        (2,020,315)                                         (2,020,315)

5% STOCK DIVIDEND (375,416 SHARES
AT MARKET VALUE)                   1,877,080   3,938,114 (5,815,194)                                                  -

SHARES ISSUED UNDER THE DIVIDEND
REINVESTMENT PLAN (32,633 SHARES
AT 95% OF MARKET VALUE)              163,165     263,716                                                        426,881

STOCK OPTIONS EXERCISED              220,940      58,961                                                        279,901

STOCK ISSUED UNDER
DIRECTORS' PLAN                          785       1,570                                                          2,355

TREASURY STOCK PURCHASED                                              (2,169,592)                            (2,169,592)

AMORTIZATION OF UNEARNED
COMPENSATION                                      36,971                                            74,689      111,660
                                 ----------- ----------- -----------  ----------- ------------- ------------ -----------
--------------------------------
BALANCE,  JUNE 30, 2001          $40,986,450 $38,817,738 $2,608,602  ($4,592,020) $(1,871,856)   ($246,533) $75,702,381
-------------------------------- ----------- ----------- -----------  ----------- ------------- ------------ -----------

See accompanying notes to unaudited consolidated financial statements.

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of June 30, 2002 and December 31, 2001, its consolidated earnings for the three and six months ended June 30, 2002 and 2001, and cash flows and changes in stockholders' equity and comprehensive income
(loss) for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2001 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2002.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 30,093 common shares at an average price of $17.78.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 159,030 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of June 30, 2002, 144,558 shares have been released from the suspense account and are considered outstanding for earnings per share computations.

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

                                      (5)

For the Six Months Ended June 30,                                                                2002                         2001
---------------------------------------                                                          ----                         ----
Net income                                                                                 $5,594,837                   $5,664,274
Average dilutive stock options outstanding                                                    592,205                      496,432
Average exercise price per share                                                               $12.78                       $11.98
Average market price -  diluted basis                                                          $16.57                       $15.13
Average common shares outstanding                                                           8,137,137                    8,273,813
Increase in shares due to exercise of options - diluted basis                                 135,617                      103,336
                                                                                              -------                       ------
Adjusted common shares outstanding -  diluted                                               8,272,754                    8,377,149
                                                                                            ---------                    ---------
Net income per share-basic                                                                      $0.69                        $0.68
                                                                                                -----                        -----
Net income per share-diluted                                                                    $0.68                        $0.68
                                                                                                -----                        -----

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

LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,968,000 and $4,143,000 was established for $7,007,558 and $8,084,568 of the total impaired loans at June 30, 2002 and December 31, 2001, respectively. The total average impaired loan balance was $6,547,583 for the quarter ended June 30, 2002 and $8,378,960 for the year ended December 31, 2001. Total impaired loans amounted to $7,007,558 and $8,084,568 at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate, was $3,531,087 and $3,476,471, respectively. Interest income recognized for impaired, nonaccrual and restructured loans was $7,903 for the three months ended June 30, 2002. No interest income was recognized for such loans for the same period in 2001. Total interest income recognized for such loans was $7,903 and $1,202 for the six months ended June 30, 2002 and 2001, respectively.

Activity in the allowance for probable loan losses for the six months ended June 30, 2002 and 2001 is as follows:


                                      (6)

                                                                                                           2002               2001
                                                                                                           ----               ----
Balance, January 1,                                                                                  $9,255,414         $9,207,243

Adjustments (1)                                                                                               -            542,312
Provision charged to income                                                                           1,922,000          1,540,000
Charge-offs, net of recoveries of $153,100 in 2002 and $81,982 in 2001                               (1,283,335)        (1,476,982)
                                                                                                    -----------         ----------
Balance, June 30,                                                                                    $9,894,079         $9,812,573
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

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the FASB. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was not to be applied retroactively to financial statements of prior periods. The adoption of this statement as of January 1, 2001 did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." The most significant changes made by SFAS No. 141 are: 1) requiring that the purchase method of accounting be used for all business combinations

                                     (7)
initiated after June 30, 2001; and 2) establishing specific criteria for the recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 141 as of July 1, 2001, and the impact of such adoption did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are: 1) goodwill and indefinite-lived intangible assets are no longer amortized; 2) goodwill and indefinite-lived intangible assets are tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company adopted SFAS No. 142 effective January 1, 2002. The principal effect of SFAS No. 142 was ceasing the amortization of goodwill, which amounted to approximately $100,000 annually after taxes for the year ended December 31, 2001. The goodwill, which relates to the acquisition of a leasing subsidiary, Studebaker-Worthington Leasing Corp., in February 2001, equals approximately $2.4 million. In accordance with SFAS No. 142, the Company completed the transitional goodwill impairment test in the second quarter, and no evidence of impairment was identified.

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

                                      (8)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview - The Company, a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State-chartered commercial bank founded in 1966. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp., SB Financial Services Corp., New Hyde Park Leasing Corporation, Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company were $1.2 billion at June 30, 2002. When compared to December 31, 2001, total assets increased by $220.8 million or 22.4%. Increases in the investment and loan portfolios of $213.5 million and $33.2 million, respectively, were the primary contributors to the asset growth. Somewhat offsetting these increases was a reduction in lower-yielding securities purchased under agreements to resell ("SPUARs") of $110.0 million. The increase in investment securities resulted from a balance sheet restructuring utilizing medium-term
(average life) mortgage-backed securities. Government Agency and non- New York State municipal securities were sold during the second half of 2001 and were replaced by premium mortgage-backed paper to take advantage of its price stability, cash flow reinvestment opportunity and lower extension risk in a rising rate environment. During the second quarter of 2002, sales of Government Agency and mortgage-backed securities were undertaken as a result of the decline in interest rates. Management expects to reinvest the proceeds of these sales in fixed income instruments at various maturity structures during the second half of this year. The growth in the loan portfolio was primarily attributable to an increase in commercial mortgages of $29.3 million, most of which related to loans scheduled to mature within three years, coupled with increases in home equity lines of credit and consumer installment loans. Management anticipates continued expansion of the loan and lease portfolios during the remainder of 2002 at a pace somewhat slower than that experienced during the first half of the year.

At June 30, 2002, total deposits increased $59.6 million to $944.4 million when compared to December 31, 2001, helping to fund the Company's asset growth. This rise was largely attributable to increases in the core deposit categories of demand, NOW and savings accounts of $9.1 million, $53.7 million and $23.9 million, respectively. Partially offsetting these increases were decreases in money fund accounts and time deposits of $19.2 million and $7.9 million, respectively. Management expects that low-cost core deposit balances (demand, NOW, savings and money fund accounts) will continue to grow throughout 2002 as a result of the Company's expanded branch network, including the newest locations in Port Washington and the April 2002 opening of its third Queens County branch in Long Island City. The Company now has fifteen branches located throughout the tri-county area of Queens, Nassau and Suffolk. Core deposits represented approximately 61.0% of total deposits at June 30, 2002 versus 57.5 % at year-end 2001. Short-term borrowed funds also helped to fuel the Company's asset growth. Increases of $96.3 million and $3.7 million in securities sold under agreements to repurchase ("SSUARs") and Federal Funds purchased, respectively, were coupled with an increase of $52.4 million in other short-term borrowings, primarily Federal Home Loan Bank overnight funding.

Average assets for the second quarter of 2002 were up by $189.3 million or 19.0% to $1.2 billion from the comparable 2001 period. Sources of asset expansion included a $35.3 million or 6.4% increase in
                                       (9)
average loans, primarily commercial mortgages, coupled with growth in mortgage-backed securities. This growth was partially offset by a decline in average money market instruments of $41.2 million. Average mortgage-backed securities increased by $250.9 million while Government Agency paper and municipal securities declined on average by $45.5 million and $20.0 million, respectively, due to sales activity during both the second half of 2001 and the first half of 2002. Funding the second quarter asset growth was a $120.4 million increase in average deposits, mainly demand deposits and other low-cost core funding. Average core deposits increased by $117.6 million or 25.4% during the second quarter of 2002 as compared to the same period in 2001. Partially offsetting the growth in core balances was a slight decline in high-cost CDs over $100 thousand. Average borrowed funds increased by $67.6 million during the second quarter of 2002 when compared to last year due primarily to an increase in SSUARs. The net result of these activities was a 13 basis point decrease in the second quarter net interest margin to 4.80%. Management anticipates that any further reduction in interest rates during the remainder of 2002 will likely result in moderate compression of the Company's net interest margin. Growth in loans during the balance of the year coupled with a continued increase in core deposit balances will serve to mitigate some of the downward pressure on the Company's net interest margin. The higher level of core deposits combined with the lower interest rate environment in 2002 resulted in a 154 basis point decline in the Company's second quarter average cost of funds to 1.44% as compared to the same period in 2001.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 2002, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $83.5 million at June 30, 2002, representing increases of 9.5% and 10.3%, respectively, from December 31, and June 30, 2001. Excluding valuations related to SFAS No. 115 at the same dates, total stockholders' equity grew at rates of 4.4% and 5.9% from December 31, and June 30, 2001, respectively. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of June 30, 2002 and compares them to current regulatory guidelines and December 31, and June 30, 2001 actual results.

The Company's stock repurchase program has expended $1.1 million thus far in 2002 to repurchase 64,777 shares at an average cost of $17.10 per share. Since 1998, 541,477 shares of Company stock have been repurchased at an average cost of $15.10 per share. Under the Board of Directors' existing authorization, an additional 458,523 shares may be repurchased from time to time as conditions warrant.

                                      (10)

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets
                              --------            ------                 ------

Regulatory Minimum            3.00%-4.00%           4.00%                 8.00%

Ratios as of:
June 30, 2002                       6.71%          11.00%                12.26%
December 31, 2001                   7.79%          11.81%                13.06%
June 30, 2001                       7.51%          11.91%                13.16%

Regulatory Criteria for a
"Well Capitalized" Institution      5.00%           6.00%                10.00%


Liquidity - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under various leases, and the capacity to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and the management Asset Liability Committee are responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and documentary letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The Company has not engaged in derivatives activities for any of the reported periods.

The Bank's exposure to credit loss in the event of nonperformance by third parties for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or
                                      (11)
other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate, and income-producing commercial properties. At June 30, 2002 and 2001, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $149,986,000 and $121,757,000, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. Management does not anticipate any material losses as a result of these transactions. At June 30, 2002 and 2001, the Bank had letters of credit outstanding of approximately $7,955,000 and $6,685,000, respectively.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2002, $1,032,790; in 2003, $2,024,426; in 2004,
$2,031,936; in 2005, $1,936,629; in 2006, $1,515,921; and the remainder to 2011,
$7,241,528.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 2002, the Company's liquidity position remained stable and well within acceptable industry standards. During the second quarter of 2002, higher levels of core deposits coupled with calls on Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 2002, the Company had access to approximately $84 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At June 30, 2002, the Company also had $16.5 million in formal and $15.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Material Changes in Results of Operations - Net income for the six months ended June 30, 2002 was $5.6 million, a 1.2% decline as compared to the same 2001 period. The reduction in earnings in 2002 resulted from growth in operating expenses (up $4.6 million), a higher provision for probable loan losses (up $382 thousand) and a higher effective income tax rate. Partially offsetting these negative factors was an 18.9% increase in net interest income. Basic earnings per common share were $0.69 in 2002 and $0.68 in 2001, while fully diluted earnings per share were $0.68 in


                                      (12)
both periods. The Company's returns on average assets and stockholders' equity were 1.01% and 14.26% in 2002 and 1.13% and 15.07% in 2001, respectively.
Excluding the impact of SFAS No. 115, the Company's returns on average stockholders' equity were 14.09% and 14.89% during the first half of 2002 and 2001, respectively.

The increase in net interest income, up $4.0 million to $25.1 million, resulted from an expanded interest-earning asset base, principally loans and mortgage-backed securities. The Company's average loan portfolio grew by $36.5 million or 6.8% compared to the first six months of 2001, mostly attributable to increases in commercial mortgages. The new branch locations in both Nassau and Queens Counties are expected to provide additional opportunity for the Company to further increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, continue to be well received and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio increased, on average, by 26.9% in the first six months of 2002 as compared to 2001. This is primarily due to an increase in average mortgage-backed securities (up $224.1 million), partially offset by declines in average callable Government Agency securities (down $102.9 million) and average municipal issues (down $24.4 million). This re-balancing of the investment portfolio should provide defensive yield protection as interest rates are expected to rise in the coming quarters.

Excluding securities transaction income, noninterest income improved $65 thousand, or 4.9%, for the first half of 2002 as compared to 2001. This was due in large measure to increases in service charges on deposit accounts, annuity commissions, ATM fees, letter of credit fees and sweep account income, partially offset by a decrease in return item charges. Excluding non-recurring items, management expects that other income will improve moderately during the last half of 2002 when compared to the same period in 2001.

Net securities transactions resulted in gains of $1.4 million for the first half of 2002 as compared to losses of $59 thousand for the same period last year. During the second quarter of 2002, sales of Government Agency and mortgage-backed securities were undertaken as a result of the decline in interest rates and management expects to reinvest the proceeds of these sales in fixed income instruments at various maturity structures during the second half of this year.

The 33.6% growth in total operating expenses during the first six months of 2002 as compared to 2001 was due to increases in several categories. The most significant increases pertained to salaries and other employee benefits (up $1.5 million), occupancy costs (up $354 thousand), legal fees (up $1.7 million) and other expenses (up $739 thousand). Equipment and marketing and advertising expenses also increased during the first six months of the year, but by lesser amounts than for the
                                      (13)
previously noted categories. The increases in salaries and benefits, occupancy, equipment and marketing and advertising expenses were due principally to growth in both staff and facilities. This growth primarily resulted from the acquisition of SWLC during the first quarter of 2001, the Company's expanded branch network and the additional occupancy requirements in the Jericho Plaza location for support personnel. The growth in legal fees expense was due to the cost of ongoing litigation related to Island Mortgage Network ("IMN") and its affiliates, as previously discussed in detail in the Company's 2001 and 2002 SEC filings and as discussed in Part II, Item 1 herein. The Company expects to incur additional costs related to this litigation during the remainder of 2002. Excluding IMN-related legal fees, total operating expenses increased at a year-over-year rate of 21.6%. The 25.9% increase in other operating expenses resulted primarily from increases in loan collection expenses, telecommunications costs, computer service fees, insurance expenses, messenger and delivery fees and branch opening costs. The increase in marketing and advertising expenses in 2002 was due principally to promotions related to the Company's new branch locations and a corporate sponsorship of the recent U.S. Open golf event held on Long Island.

The foregoing expense factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 67.1% for the first half of 2002 as compared to 57.9% in 2001. Excluding costs related to litigations and SWLC, total operating expenses increased by 15.4% in 2002 and would have produced an efficiency ratio of 59.9%. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also increased during the first six months of 2002 to 3.32% from a level of 2.76% in 2001.

Income tax expense rose by $585 thousand for the first six months of 2002 as compared to 2001, resulting in an increase in the Company's effective tax rate to 25.6% from 19.2% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York State tax rate in 2002.

Net income for the three months ended June 30, 2002 grew by 18.1% when compared to the comparable 2001 period. This was largely attributable to an improvement in net interest income (up 18.6%), a $1.5 million increase in net security gains and higher other noninterest income (up 9.7%). Partially offsetting the foregoing positive factors was a higher level of operating expenses (up 31.8%), a $196 thousand increase in the provision for probable loan losses and a higher effective income tax rate. Basic earnings per common share were $0.42 and $0.35 in the second quarter of 2002 and 2001, respectively, while fully diluted earnings per share were $0.41 and $0.35 in the second quarter of 2002 and 2001, respectively. The Company's returns on average assets and stockholders' equity were 1.16% and 17.19% for the second quarter of 2002 and 1.16% and 15.16% for the second quarter of 2001, respectively. Excluding the impact of SFAS No. 115, the Company's returns on average stockholders' equity were 16.95% and 15.04% during the second quarter of 2002 and 2001, respectively.

The reasons supporting the second quarter earnings performance are, for the most part, the same as those discussed in the six-month analysis. Growth in average interest-earning assets, primarily loans

                                      (14)

($35.3 million) and mortgage-backed securities (up $250.9 million), largely accounted for the growth in net interest income. Net security gains of $1.5 million were recorded in the second quarter of 2002 compared to net security losses of $50 thousand for the same period in 2001. Other income improved primarily as the result of higher annuity commissions and increases in letter of credit, ATM and sweep account fees.

Total operating expenses grew by $2.3 million in the second quarter of 2002 as compared to the second quarter of 2001. The most significant increases pertained to salaries and other employee benefits (up $666 thousand) and legal fees (up $1.0 million). The increase in salaries and benefits was due principally to growth in staff as a result of the Company's expanded branch network. The growth in legal fees expense was largely due to the cost of ongoing litigation related to IMN and its affiliates, as previously discussed in detail in the Company's 2001 and 2002 SEC filings and as discussed in Part II, Item 1 herein. The Company expects to incur additional costs related to this litigation during the remainder of 2002. The foregoing expense factors resulted in an operating efficiency ratio of 66.9% for the second quarter of 2002 versus 58.5% in 2001. Excluding IMN-related legal fees, total operating expenses increased at a rate of 18.6% in the second quarter of 2002 as compared to the same period in 2001.

Income tax expense rose $581 thousand during the second quarter of 2002 as compared to 2001, resulting in an increase in the Company's effective tax rate to 27.0% from 19.1% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York State tax rate in 2002.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $8.2 million at June 30, 2002, a $726 thousand or 8.1% decrease from December 31, 2001 and a $4.3 million or 34.5% reduction from the comparable 2001 date. As of June 30, 2002, restructured, accruing loans declined by $167 thousand (58.8%) versus year-end 2001. Although classified as nonperforming for reporting purposes, restructured loans continue to accrue and pay interest in accordance with their modified terms. Loans 90 days or more past due and still accruing interest declined by $275 thousand or 67.9% when compared to year-end 2001 and $3.5 million or 96.5% versus June 30, 2001.

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

The allowance for probable loan losses amounted to $9.9 million or 1.7% of total loans at June 30, 2002 versus $9.8 million and 1.8%, respectively, at the comparable 2001 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing, improved to 117% at June 30, 2002 from 96% at


                                      (15)

December 31, 2001 and 80% one year ago, with the decline in nonperforming assets resulting in the improved coverage ratios. As disclosed in prior filings, the balance in nonaccrual loans and other real estate owned associated with one relationship's related credits totaled $456 thousand at June 30, 2002, $1.2 million at December 31, 2001 and $4.8 million at June 30, 2001. The original credit was partially written down during the years of 1999, 2000 and 2001, and was transferred to nonaccrual status when the collection of interest became doubtful. The Bank transferred a portion of the previously described related credit from nonaccrual loans to other real estate owned during the second quarter of 2001. This property was subsequently sold during the fourth quarter of 2001.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first half of 2002 and 2001 was $1.9 million and $1.5 million, respectively. Net loan charge-offs during the same periods were $1.3 million and $1.5 million, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the second half of 2002. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the remainder of 2002. A further review of the Company's nonperforming assets may be found in Table 2-2 following this analysis.

Cautionary Statement - This report contains forward-looking statements within the meaning of and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements. A forward-looking statement encompasses any estimate, prediction, opinion or statement of belief. Such forward-looking statements in this report include, among other things, identifications of trends, loan growth, comments on the adequacy of the allowance for probable loan losses, effects of asset sensitivity and interest changes, and information concerning market risk referenced in Item 3 of Part I. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The results may ultimately vary from the forward-looking statements made. The Company undertakes no obligation to publish revised statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

                                      (16)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

---------------------
TABLE 2 - 2
---------------------

----------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
JUNE 30, 2002 VERSUS DECEMBER 31, 2001 AND JUNE 30, 2001
(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------


NONPERFORMING ASSETS BY TYPE:                                                           PERIOD ENDED:
-----------------------------
                                                                    -----------------------------------------------------
                                                                       6/30/02            12/31/01            6/30/01
                                                                    --------------       ------------       -------------

NONACCRUAL LOANS                                                           $8,194 (1)         $8,920 (1)          $8,297 (1)
OTHER REAL ESTATE OWNED                                                         -                  -               4,208 (1)
                                                                    --------------       ------------       -------------
    TOTAL NONPERFORMING ASSETS                                             $8,194             $8,920             $12,505
                                                                    --------------       ------------       -------------

RESTRUCTURED,  ACCRUING  LOANS                                               $117               $284                $298
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                                        $130               $405              $3,672
GROSS  LOANS  OUTSTANDING                                                $584,811           $551,598            $548,670
TOTAL  STOCKHOLDERS'  EQUITY                                              $83,515            $76,288             $75,702

ANALYSIS OF THE ALLOWANCE FOR                                                            QUARTER ENDED:
                                                                    -----------------------------------------------------
  PROBABLE LOAN LOSSES:                                                6/30/02            12/31/01            6/30/01
-----------------------
                                                                    --------------       ------------       -------------
BEGINNING BALANCE                                                          $9,239             $9,096              $9,868
PROVISION                                                                     963              1,170                 767
NET CHARGE-OFFS                                                              (308)            (1,011)               (822)
                                                                    --------------       ------------       -------------
    ENDING BALANCE                                                         $9,894             $9,255              $9,813
                                                                    --------------       ------------       -------------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                                        1.7%               1.7%                1.8%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                                 1.4%               1.6%                1.5%

NONPERFORMING ASSETS  (2)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                         1.4%               1.6%                2.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                                 120.7%             103.8%              118.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                                        117.2%              96.3%               80.0%

(1) INCLUDES RELATED CREDITS TOTALING $456 THOUSAND AT JUNE 30, 2002, $1.2 MILLION AT DECEMBER 31, 2001 AND $4.8 MILLION AT JUNE 30, 2001.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

                                      (17)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2001 in our Annual Report on Form 10-K. There have been no material changes in our market risk at June 30, 2002 compared to December 31, 2001. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 3-1), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. The assumptions used in the table are the same as those used for the December 31, 2001 analysis. The Company's gap ratio (the percentage of assets repricing against liabilities) at June 30, 2002 was 86.7%. The Company's liability sensitive position, meaning that more liabilities reprice on a cumulative basis than assets, indicates that net interest income should increase in declining rate scenarios and decrease in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the impact a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At June 30, 2002, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps. There has been no material change in the composition of assets or deposit liabilities from December 31, 2001. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2001. The Board of Directors has not amended the approved limits of acceptable variances.



                                      (18)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK (CONTINUED)

                                         ======================================================================
                                                                       JUNE 30, 2002
----------------
TABLE  3-1                                              LIQUIDITY AND INTEREST RATE SENSITIVITY
----------------                         ======================================================================

                                         ============================================================================
                                                                  SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                             Noninterest-
------------------------------
INTEREST - SENSITIVE  ASSETS : 1)      0 - 6 Months  6-12 Months  1 - 5 Years  Over 5 Years  Sensitive       Total
------------------------------         ------------  -----------  -----------  ------------  ------------   ---------

Loans (net of unearned income) 2)          $296,458      $18,477     $199,088       $62,594        $8,194    $584,811
Interest-Bearing Deposits                     1,069                                                             1,069
Securities Held to Maturity                                               145                                     145
Securities  Available  for  Sale 3)          45,495      117,296      188,143       130,498         5,118     486,550
                                       ------------   ----------  -----------  ------------  ------------   ---------
Total  Interest-Earning Assets              343,022      135,773      387,376       193,092        13,312   1,072,575
Unrealized Net Gain on Securities
   Available for Sale                         2,167                                                             2,167
Noninterest-Bearing Cash and Due
   from Banks                                30,917                                                            30,917
Net Receivable - Securities Sales            85,018                                                            85,018
All  Other  Assets   7)                       6,984        2,887          144            92         5,801      15,908
                                       ------------   ----------  -----------  ------------  ------------   ---------
Total  Assets                              $468,108     $138,660     $387,520      $193,184       $19,113  $1,206,585
                                       ------------   ----------  -----------  ------------  ------------   ---------

-----------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
-----------------------------------
Savings  Accounts  4)                       $13,719      $10,117      $80,939       $60,705                  $165,480
Money  Fund  and  NOW Accounts  5)           28,143       17,146      137,171        37,460                   219,920
Time  Deposits 6)                           256,088       57,153       54,720           411                   368,372
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Interest-Bearing Deposits            297,950       84,416      272,830        98,576              -    753,772
Securities Sold Under Agreements
   to Repurchase, Federal Funds
   Purchased and Other Borrowings           168,876        1,275        1,344                                 171,495
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Interest-Bearing  Liabilities        466,826       85,691      274,174        98,576              -    925,267
All Other Liabilities, Equity and
   Demand Deposits 7)                        16,488        8,572       62,596       110,147         83,515    281,318
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Liabilities  and  Equity            $483,314      $94,263     $336,770      $208,723        $83,515 $1,206,585
                                       ------------   ----------  -----------    ------------ ------------  ---------

Cumulative Interest-Sensitivity Gap 8)    ($123,804)    ($73,722)     $39,480      $133,996       $147,308
Cumulative Interest-Sensitivity Ratio  9)      73.5 %       86.7 %      104.8 %       114.5 %        115.9 %
Cumulative Interest-Sensitivity Gap
   As  a  %  of  Total Assets                 (10.3)%       (6.1)%        3.3 %        11.1 %         12.2 %


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

                                      (19)

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The seven such cases pending against the Bank as of August 12, 2002 are as follows:

         Blanton,  et al. v. IMN Financial  Corp., et al., Adv. Proc.
         ------------------------------------------------
No. 01-8096,  Bankruptcy  Court for the Eastern District of New York.

         Moritz,  et al. v. National  Settlement  Services Corp.,  et al.,
         ----------------------------------------------------------------
Civil Action No. 3 :00 CV 426 MU, Western  District of North Carolina.

         Duboff, et al. v. Island Mortgage Network, Inc., et al., Index
         -------------------------------------------------------
No. 10738/00, Supreme Court of the State of New York.

         First American Title Insurance Co. v. State Bank of Long Island,
         ---------------------------------------------------------------
Index No. 13438/01,  Supreme Court of the State of New York.

         Broward Title Co. v. Alan Jacobs,  et al., Adv.  Proc. No.  01-8181,
         -----------------------------------------
Bankruptcy  Court for the Eastern  District of New York.

         Household  Commercial  Financial  Services,  Inc., et al. v. Action
         -------------------------------------------------------------------
Abstract,  Inc., et al., Adv.  Proc.  No.  02-8167,
-----------------------
Bankruptcy Court for the Eastern District of New York.

         Alan M. Jacobs,  as Chapter 11 Trustee v. State Bank of Long Island,
         -------------------------------------------------------------------
Adv. Proc. No. 02-8157,  Bankruptcy  Court for the Eastern District of New York.

The adversary proceeding in which Household Commercial Financial Services, Inc. is a plaintiff (along with Matrix Capital Bank and HSA Residential Mortgage Services of Texas) was commenced recently. The allegations are similar in nature to those previously made in the litigation brought against the Bank by Imperial Warehouse Finance, Inc. (which the Bank recently settled). A copy of the new complaint is attached as an exhibit hereto.

In the adversary proceeding recently initiated by the Trustee for IMN, the Trustee is seeking to recover certain monies on the theory that an alleged June, 2000 transfer of monies by IMN to State Bank is avoidable as a preferential transfer and as a fraudulent conveyance. A copy of the complaint is attached as an exhibit hereto.

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations, and the Bank is also, in certain of the litigations, pursuing


                                      (20)
cross-claims against co-defendants and claims against various non-parties.

The Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company, held on April 23, 2002, the following directors were elected:


Nominee                   Term        For           Withheld
-------                   ----        ---           --------

Thomas F. Goldrick, Jr.   3 years     6,291,175     137,341
John F. Picciano          3 years     6,354,788      73,728
Suzanne H. Rueck          3 years     6,356,491      72,025
Jeffrey S. Wilks          3 years     6,335,193      93,323


The following directors continue to serve on the Board:

J. Robert Blumenthal, Carl R. Bruno, Thomas E. Christman, Arthur Dulik, Jr., Gary Holman, Richard W. Merzbacher, Joseph F. Munson, Daniel T. Rowe

There were no broker non-votes on this matter.

In addition, at the annual meeting of the shareholders of the Company, a Stock Option Plan (2002) was considered and voted upon. The holders of 4,631,932 shares voted for the resolution, the holders of 360,999 shares voted against the resolution, and the holders of 57,214 shares abstained. There were 1,378,371 broker non-votes on this proposal.

The proxy statement for this meeting was filed with the Securities and Exchange Commission.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1 Complaint in Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al.

99.2 Complaint in Alan M. Jacobs, as Chapter 11 Trustee v. State Bank of Long Island.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                      (21)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




8/14/02                                         s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



8/14/02                                         s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (22)