Form 10-Q
period 2002-09-30
STATE BANCORP INC
filed 2002-11-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2002

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

As of November 6, 2002, there were 8,011,319 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated  Balance  Sheets - September  30, 2002 and  December  31, 2001
     (Unaudited)                                                              1.

Consolidated  Statements  of Income  for the Three  and Nine  Months  Ended
     September 30, 2002 and 2001 (Unaudited)                                  2.

Consolidated  Statements of Cash Flows for the Nine Months Ended  September
     30, 2002 and 2001 (Unaudited)                                            3.

Consolidated  Statements of Stockholders'  Equity and Comprehensive  Income
     (Loss)for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)  4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       18.

Item 4.      Controls and Procedures                                         20.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               21.

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders - None      N/A

Item 5.      Other Information - None                                        N/A

Item 6.      Exhibits and Reports on Form 8-K                                22.

SIGNATURES                                                                   23.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT              24.

-------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------

-------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (UNAUDITED)
-------------------------------------------------------


----------------------------------------------
ASSETS:                                                    2002              2001
----------------------------------------------         -------------      ------------

CASH AND DUE FROM BANKS                                 $45,031,939       $25,310,091
FEDERAL FUNDS SOLD                                                -         2,800,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                   -       110,000,000
                                                       -------------      ------------
TOTAL CASH AND CASH EQUIVALENTS                          45,031,939       138,110,091


SECURITIES:
  HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $3,451,303 IN 2002 AND $203,770 IN 2001)              3,430,604           196,200
  AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE         576,353,563       275,213,366
                                                       -------------      ------------
TOTAL SECURITIES                                        579,784,167       275,409,566

LOANS - NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  ($10,151,993 IN 2002 AND $9,255,414 IN 2001)          587,741,458       542,342,284
BANK PREMISES AND EQUIPMENT - NET                         7,980,663         6,420,476
NET RECEIVABLE - SECURITIES SALES                         1,215,000                 -
OTHER ASSETS                                             17,426,792        23,488,580

                                                       -------------      ------------
----------------------------------------------
TOTAL ASSETS                                         $1,239,180,019      $985,770,997
----------------------------------------------         =============      ============


----------------------------------------------
LIABILITIES:
----------------------------------------------
DEPOSITS:
  DEMAND                                               $210,408,063      $181,439,730
  SAVINGS                                               390,951,442       326,984,662
  TIME                                                  391,328,598       376,285,070
                                                       -------------      ------------
TOTAL DEPOSITS                                          992,688,103       884,709,462

FEDERAL FUNDS PURCHASED                                  24,300,000                 -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE           62,750,000                 -
OTHER BORROWINGS                                         53,386,100        19,099,591
NET PAYABLE - SECURITIES PURCHASES                       11,928,125                 -
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES             5,194,490         5,673,515

                                                       -------------      ------------
----------------------------------------------
TOTAL LIABILITIES                                     1,150,246,818       909,482,568
----------------------------------------------         -------------      ------------

----------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES
----------------------------------------------

----------------------------------------------
STOCKHOLDERS' EQUITY:
----------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES                                                  -                 -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 8,732,307 SHARES IN 2002
  AND 8,645,825 SHARES IN 2001; OUTSTANDING 8,102,405
  SHARES IN 2002 AND 8,122,187 SHARES IN 2001            43,661,535        41,170,595
SURPLUS                                                  45,407,266        39,202,494
RETAINED EARNINGS                                         3,432,955         5,588,315
TREASURY STOCK (629,902 SHARES IN 2002
  AND 476,700 SHARES IN 2001)                            (9,763,450)       (7,071,149)
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAXES                                            6,271,542        (2,427,503)
UNEARNED COMPENSATION                                       (76,647)         (174,323)

                                                       -------------      ------------
----------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                               88,933,201        76,288,429
----------------------------------------------         -------------      ------------

----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,239,180,019      $985,770,997
----------------------------------------------         =============      ============

See accompanying notes to unaudited consolidated financial statements.

                                       (1)

-------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------

--------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
---------------------------------------------------------------------------

                                                 -------------------------  ------------------------
                                                       THREE MONTHS               NINE MONTHS
                                                 -------------------------  ------------------------

                                                 -----------  ------------  -----------  -----------
                                                    2002         2001          2002         2001

-------------------------------------------      -----------  ------------  -----------  -----------
INTEREST INCOME:
-------------------------------------------
LOANS                                           $11,110,665   $12,164,502  $32,547,243  $36,984,409
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                71,835       528,299      470,122    2,348,573
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                968,110     1,382,647    2,683,041    3,925,137
   MORTGAGE-BACKED SECURITIES                     2,756,274       728,983    8,738,558    1,316,625
   GOVERNMENT AGENCY SECURITIES                   1,877,788     2,428,898    4,516,344    9,721,483
   OTHER SECURITIES                                 331,951       213,593      759,867      474,531
                                                 -----------  ------------  -----------  -----------
TOTAL INTEREST INCOME                            17,116,623    17,446,922   49,715,175   54,770,758
                                                 -----------  ------------  -----------  -----------
-------------------------------------------
INTEREST EXPENSE:
-------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE  1,347,686     3,373,789    4,158,380   11,523,134
OTHER DEPOSITS AND TEMPORARY BORROWINGS           2,668,473     3,209,987    7,372,643   11,292,565
                                                 -----------  ------------  -----------  -----------
TOTAL INTEREST EXPENSE                            4,016,159     6,583,776   11,531,023   22,815,699
                                                 -----------  ------------  -----------  -----------

NET INTEREST INCOME                              13,100,464    10,863,146   38,184,152   31,955,059
PROVISION FOR PROBABLE LOAN LOSSES                  816,000       890,000    2,738,000    2,430,000
                                                 -----------  ------------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                        12,284,464     9,973,146   35,446,152   29,525,059
                                                 -----------  ------------  -----------  -----------
-------------------------------------------
NONINTEREST INCOME:
-------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                 376,723       444,540    1,115,063    1,281,700
NET SECURITY GAINS                                   34,643     1,419,332    1,455,153    1,360,112
OTHER OPERATING INCOME                              336,329       241,220      989,105      730,150
                                                 -----------  ------------  -----------  -----------
TOTAL NONINTEREST INCOME                            747,695     2,105,092    3,559,321    3,371,962
                                                 -----------  ------------  -----------  -----------
INCOME BEFORE OPERATING EXPENSES                 13,032,159    12,078,238   39,005,473   32,897,021
                                                 -----------  ------------  -----------  -----------
-------------------------------------------
OPERATING EXPENSES:
-------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS          5,125,584     4,433,838   15,029,254   12,801,329
OCCUPANCY                                           879,269       669,508    2,422,550    1,858,796
EQUIPMENT                                           334,442       282,188      996,173      816,887
LEGAL FEES                                          814,663     1,945,255    2,727,017    2,128,399
MARKETING AND ADVERTISING                           538,220       318,122    1,376,526    1,002,683
OTHER  OPERATING  EXPENSES                        1,849,324     1,578,164    5,441,275    4,431,280
                                                 -----------  ------------  -----------  -----------
TOTAL OPERATING EXPENSES                          9,541,502     9,227,075   27,992,795   23,039,374
                                                 -----------  ------------  -----------  -----------
INCOME BEFORE INCOME TAXES                        3,490,657     2,851,163   11,012,678    9,857,647
PROVISION FOR INCOME TAXES                          883,392       319,632    2,810,576    1,661,842
-------------------------------------------      -----------  ------------  -----------  -----------
NET INCOME                                       $2,607,265    $2,531,531   $8,202,102   $8,195,805
-------------------------------------------      -----------  ------------  -----------  -----------

------------------------------------------
BASIC EARNINGS PER COMMON SHARE                      $0.32         $0.31        $1.01        $0.99
                                                     ------        ------       ------       ------
------------------------------------------

------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                    $0.31         $0.29        $0.99        $0.97
                                                     ------        ------       ------       ------
------------------------------------------

-------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        8,091,842     8,237,899    8,121,873    8,261,710
-------------------------------------------      -----------  ------------  -----------  -----------

See accompanying notes to unaudited consolidated financial statements.

                                       (2)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

-----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
-----------------------------------------------------------------
---------------------------------------------            -------------- -------------
OPERATING ACTIVITIES:                                        2002           2001
---------------------------------------------            -------------- -------------
  NET INCOME                                                $8,202,102    $8,195,805
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                       2,738,000     2,430,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES
       AND EQUIPMENT                                           915,049       768,305
    AMORTIZATION OF INTANGIBLES                                 27,103        71,103
    AMORTIZATION (ACCRETION) OF NET PREMIUM (DISCOUNT)
       ON SECURITIES                                         2,739,665    (2,669,054)
    AMORTIZATION OF UNEARNED COMPENSATION                      168,541       171,375
    NET SECURITY GAINS                                      (1,455,153)   (1,360,112)
    DECREASE IN OTHER ASSETS, NET                            1,608,547     1,456,538
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                 (925,273)   (2,005,816)
                                                         -------------- -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   14,018,581     7,058,144
                                                         -------------- -------------
---------------------------------------------
INVESTING ACTIVITIES:
---------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY       51,400        51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE     487,501,802   410,667,922
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE
     FOR SALE                                              120,117,431   238,295,849
  PURCHASES OF SECURITIES HELD TO MATURITY                  (3,283,100)            -
  PURCHASES OF SECURITIES AVAILABLE FOR SALE              (885,808,796) (504,004,743)
  INCREASE IN LOANS - NET                                  (48,137,174)  (59,411,631)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET            (2,475,236)   (1,761,132)
                                                         -------------- -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (332,033,673)   83,837,665
                                                         -------------- -------------
---------------------------------------------
FINANCING ACTIVITIES:
---------------------------------------------
  INCREASE IN DEMAND AND SAVINGS DEPOSITS                   92,935,113    59,965,345
  INCREASE (DECREASE) IN TIME DEPOSITS                      15,043,528   (65,945,905)
  INCREASE IN FEDERAL FUNDS PURCHASED                       24,300,000       300,000
  INCREASE (DECREASE)IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                          62,750,000      (325,000)
  INCREASE IN OTHER BORROWINGS                              34,286,509       642,847
  CASH DIVIDENDS PAID                                       (3,253,726)   (2,997,130)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND
     REINVESTMENT PLAN                                       1,421,699       660,847
  PROCEEDS FROM STOCK OPTIONS EXERCISED                        146,118       294,326
  PROCEEDS FROM SHARES ISSUED UNDER DIRECTORS' STOCK PLAN            -         2,355
  PURCHASES OF TREASURY STOCK                               (2,692,301)   (2,946,329)
                                                         -------------- -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        224,936,940   (10,348,644)
                                                         -------------- -------------
---------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (93,078,152)   80,547,165
---------------------------------------------
---------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                      138,110,091    90,848,865
---------------------------------------------
                                                         -------------- -------------
---------------------------------------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                   $45,031,939  $171,396,030
---------------------------------------------            -------------- -------------
---------------------------------------------
SUPPLEMENTAL DATA:
---------------------------------------------
     INTEREST PAID                                         $11,538,851   $23,921,429
     INCOME TAXES PAID                                      $2,631,200    $1,790,000
     ADJUSTMENT TO UNREALIZED NET GAIN ON SECURITIES
         AVAILABLE FOR SALE                                $13,524,725    $6,060,565
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END      $1,131,102    $1,092,451
     TRANSFER FROM LOANS TO OREO                                     -    $3,525,634

See accompanying notes to unaudited consolidated financial statements.

                                       (3)

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------

------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                                                           OTHER                            COMPRE-
                                                                                         COMPRE-  UNEARNED                  HENSIVE
                                       COMMON                 RETAINED    TREASURY       HENSIVE   COMPEN-                   INCOME
                                        STOCK      SURPLUS    EARNINGS       STOCK  (LOSS)INCOME    SATION        TOTAL      (LOSS)
                                        -----      -------    --------       -----  ------------    ------        -----      ------
BALANCE,  JANUARY 1,  2002        $41,170,595  $39,202,494  $5,588,315 ($7,071,149) ($2,427,503) ($174,323) $76,288,429

COMPREHENSIVE INCOME:
NET INCOME                                                   8,202,102                                        8,202,102  $8,202,102
                                                                                                                         ----------

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                    9,665,447
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                      (966,402)
                                                                                                                         ----------
       TOTAL OTHER COMPREHENSIVE INCOME                                               8,699,045               8,699,045   8,699,045
                                                                                                                         ----------

TOTAL COMPREHENSIVE INCOME                                                                                              $16,901,147
                                                                                                                         ----------

CASH DIVIDEND
   ($0.41 PER SHARE)                                        (3,300,432)                                      (3,300,432)

5% STOCK DIVIDEND (389,246 SHARES
  AT MARKET VALUE)                  1,946,230    5,110,800  (7,057,030)                                               -

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (89,724 SHARES
  AT 95% OF MARKET VALUE)             448,620      973,079                                                    1,421,699

STOCK OPTIONS EXERCISED                96,090       50,028                                                      146,118

TREASURY STOCK PURCHASED                                                (2,692,301)                          (2,692,301)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     70,865                                          97,676      168,541
                                   ----------    ---------  ---------  -----------  -----------    --------  ----------
------------------------------
BALANCE,  SEPTEMBER 30, 2002      $43,661,535  $45,407,266  $3,432,955 ($9,763,450)  $6,271,542   ($76,647) $88,933,201
------------------------------
                                    ----------   ---------  ---------  -----------  -----------    --------  ----------



BALANCE,  JANUARY 1,  2001        $38,724,480  $34,518,406  $4,779,837 ($2,422,428) ($2,972,336) ($321,222) $72,306,737

COMPREHENSIVE INCOME:
NET INCOME                                                   8,195,805                                        8,195,805  $8,195,805
                                                                                                                         ----------

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                    3,161,009
   RECLASSIFICATION ADJUSTMENT
     FOR LOSSES INCLUDED IN NET INCOME                                                                                      779,398
                                                                                                                         ----------
       TOTAL OTHER COMPREHENSIVE INCOME                                               3,940,407               3,940,407   3,940,407
                                                                                                                         ----------

TOTAL COMPREHENSIVE INCOME                                                                                              $12,136,212
                                                                                                                         ----------

CASH DIVIDEND
   ($0.38 PER SHARE)                                        (3,112,766)                                      (3,112,766)

5% STOCK DIVIDEND (375,416 SHARES
  AT MARKET VALUE)                  1,877,080    3,938,114  (5,815,194)                                               -

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (46,830 SHARES
  AT 95% OF MARKET VALUE)             234,150      426,697                                                      660,847

STOCK OPTIONS EXERCISED               229,940       64,386                                                      294,326

STOCK ISSUED UNDER
  DIRECTORS' PLAN                         785        1,570                                                        2,355

TREASURY STOCK PURCHASED                                                (2,946,329)                          (2,946,329)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     60,581                                         110,794      171,375

                                    ----------   ---------  ---------  -----------  -----------    --------  ----------
------------------------------
BALANCE,  SEPTEMBER 30, 2001      $41,066,435  $39,009,754  $4,047,682 ($5,368,757)    $968,071  ($210,428) $79,512,757
------------------------------      ----------   ---------  ---------  -----------  -----------    --------  ----------


See accompanying notes to unaudited consolidated financial statements.

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated financial condition as of September 30, 2002 and December 31, 2001, its consolidated earnings for the three and nine months ended September 30, 2002 and 2001, and cash flows and changes in stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2001 annual report on Form 10-K. Certain amounts have been reclassified to conform with the current year's presentation.


2.  STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2002.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 88,425 common shares at an average price of $17.92 per share.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 159,030 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 2002, 148,872 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


3.  EARNINGS PER SHARE

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

                                      (5)

For the Nine Months Ended September 30,                                                          2002                         2001
---------------------------------------                                                          ----                         ----
Net income                                                                                 $8,202,102                   $8,195,805

Average dilutive stock options outstanding                                                    591,435                      486,872

Average exercise price per share                                                               $12.78                        $9.72

Average market price -  diluted basis                                                          $16.68                       $17.10

Average common shares outstanding                                                           8,121,873                    8,261,710

Increase in shares due to exercise of options - diluted basis                                 138,413                      209,871
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                               8,260,286                    8,471,581
                                                                                            ---------                    ---------

Net income per share - basic                                                                    $1.01                        $0.99
                                                                                                -----                        -----

Net income per share - diluted                                                                  $0.99                        $0.97
                                                                                                -----                        -----


4.  UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE

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


5.  LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,648,000 and $4,143,000 was established for $6,220,534 and $8,084,568 of the total impaired loans at September 30, 2002 and December 31, 2001, respectively. The total average impaired loan balance was $6,779,192 for the quarter ended September 30, 2002 and $8,378,960 for the year ended December 31, 2001. Total impaired loans amounted to $6,220,534 and $8,084,568 at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate, was $2,830,531 and $3,390,003, respectively. No interest income was recognized for impaired, nonaccrual and restructured loans for the three months ended September 30, 2002 and 2001. Total interest income recognized for such loans was $7,903 and $1,202 for the nine months ended September 30, 2002 and 2001, respectively.



                                      (6)

Activity in the allowance for probable loan losses for the nine months ended September 30, 2002 and 2001 is as follows:

                                                                                                           2002               2001
                                                                                                           ----               ----
Balance, January 1,                                                                                  $9,255,414         $9,207,243

Adjustments (1)                                                                                               -            542,312
Provision charged to income                                                                           2,738,000          2,430,000
Charge-offs, net of recoveries of $185,075 in 2002 and $136,529 in 2001                              (1,841,421)        (3,082,938)
                                                                                                    -----------         ----------
Balance, September 30,                                                                              $10,151,993         $9,096,617
                                                                                                     ==========         ==========

(1) Opening balance of allowance for probable loan losses of acquired leasing company.


6.  LEGAL PROCEEDINGS

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


7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board ("FASB"). This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and was not to be applied retroactively to financial statements of prior periods. The adoption of this statement as of January 1, 2001 did not have a significant impact on the Company's financial position or results of operations.

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


                                     (7)

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 primarily addresses the accounting for acquired goodwill and intangible assets (i.e., the post-acquisition accounting). The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The most significant changes made by SFAS No. 142 are:
1)  goodwill  and indefinite-lived  intangible  assets  are no longer amortized;
2) goodwill and indefinite-lived intangible assets are tested for impairment at least annually; and 3) the amortization period of intangible assets with finite lives is no longer limited to forty years. The Company adopted SFAS No. 142 effective January 1, 2002. The principal effect of SFAS No. 142 was ceasing the amortization of goodwill, which amounted to approximately $100,000 annually after taxes for the year ended
December 31, 2001. The goodwill, which relates to the acquisition of a leasing subsidiary, Studebaker-Worthington Leasing Corp., in February 2001, equals approximately $2.4 million. In accordance with SFAS No. 142, the Company completed the transitional goodwill impairment test in the second quarter of 2002, and no evidence of impairment was identified.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted SFAS No. 144 as of January 1, 2002, and the impact of such adoption did not have a material impact on the Company's financial position or results of operations.


8.  SUBSEQUENT EVENT

On October 29, 2002, the Company raised $10 million from its participation in a pooled trust preferred securities offering. The trust preferred securities were issued by a newly established subsidiary, State Bancorp Capital Trust I.

The securities qualify as Tier I capital for regulatory purposes and will bear an interest rate tied to three-month LIBOR. The securities are redeemable in whole or in part after five years or earlier under certain circumstances. The proceeds of this offering will be used for general corporate purposes, including the Company's ongoing stock repurchase program.


                                      (8)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview - The Company, a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State-chartered commercial bank founded in 1966. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp., SB Financial Services Corp., New Hyde Park Leasing Corporation and its subsidiary P.W.B. Realty, L.L.C., Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company were $1.2 billion at September 30, 2002. When compared to December 31, 2001, total assets increased by $253.4 million or 25.7%. Increases in the investment and loan portfolios of $304.4 million and $46.3 million, respectively, were the primary contributors to the asset growth. Somewhat offsetting these increases was a reduction in lower-yielding securities purchased under agreements to resell ("SPUARs") of $110.0 million. The increase in investment securities resulted from a leverage strategy utilizing medium-term (average life) mortgage-backed securities and callable Government Agency issues. During the second and third quarters of 2002, sales of Government Agency and mortgage-backed securities were undertaken as a result of the decline in interest rates. Management expects to reinvest the proceeds of these sales in fixed income instruments at various maturity structures during the remainder of this year. The growth in the loan portfolio was primarily attributable to an increase in commercial mortgages of $36.9 million, coupled with increases in home equity lines of credit and consumer installment loans. Management anticipates continued expansion of the loan and lease portfolios during the remainder of 2002 at a pace somewhat slower than that experienced during the first nine months of the year.

At September 30, 2002, total deposits increased $108.0 million to $992.7 million when compared to December 31, 2001, helping to fund the Company's asset growth. This rise was largely attributable to increases in the core deposit categories of demand, NOW and savings accounts of $29.0 million, $31.2 million and $59.6 million, respectively, coupled with an increase of $15.0 million in time deposits. Partially offsetting these increases was a decrease in money fund accounts of $26.8 million. Management expects that low-cost core deposit balances (demand, NOW, savings and money fund accounts) will continue to grow throughout 2002 as a result of the Company's expanded branch network, including the newest locations in Port Washington and Long Island City. The Company now has fifteen branches located throughout the tri-county area of Queens, Nassau and Suffolk. Core deposits represented approximately 60.6% of total deposits at September 30, 2002 versus 57.5 % at year-end 2001. Short-term borrowed funds also helped to fuel the Company's asset growth. Increases of $62.8 million and $24.3 million in securities sold under agreements to repurchase ("SSUARs") and Federal Funds purchased, respectively, were coupled with an increase of $34.3 million in other short-term borrowings, primarily Federal Home Loan Bank overnight funding.

Average assets for the third quarter of 2002 were up by $203.1 million or 19.9% to $1.2 billion from the comparable 2001 period. Sources of asset expansion included a $33.7 million or 6.1% increase in average loans, primarily commercial mortgages, coupled with growth in mortgage-backed securities. This growth was partially offset by a decline in average money market instruments of $43.7 million. Average mortgage-backed securities and Government Agency paper increased by $198.6 million and $23.8 million, respectively, while municipal securities declined on average by $43.1 million due to sales activity. Funding the third quarter asset growth was a $107.1 million increase in average deposits, mainly demand deposits and other low-cost core funding. Average core deposits increased by $176.7 million or 41.1% during the third quarter of 2002 as compared to the same period in 2001. Partially offsetting the growth in core balances was a decline in high-cost CDs over $100 thousand of $84.0 million. Average borrowed funds increased by $72.7 million during the third quarter of 2002 when compared to last year due primarily to an increase in SSUARs. These activities resulted in a third quarter net interest margin of 4.71%, unchanged
                                       (9)
from the third quarter of one year ago. Management anticipates that any further reduction in interest rates during the remainder of 2002 will likely result in moderate compression of the Company's net interest margin. Growth in loans during the balance of the year coupled with a continued increase in core deposit balances, however, should serve to mitigate some of the downward pressure on the Company's net interest margin. The higher level of core deposits allowed the Company to reduce its dependence on higher-cost funding which, combined with the lower interest rate environment in 2002, resulted in a 128 basis point decline in the Company's third quarter average cost of funds to 1.38% as compared to the same period in 2001.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 2002, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $88.9 million at September 30, 2002, representing increases of 16.6% and 11.8%, respectively, from December 31, and September 30, 2001. Excluding valuations related to SFAS No. 115 at the same dates, total stockholders' equity grew at rates of 5.0% and 5.2% from December 31, and September 30, 2001, respectively. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of September 30, 2002 and compares them to current regulatory guidelines and December 31, and September 30, 2001 actual results.

The Company's stock repurchase program has expended $2.7 million thus far in 2002 to repurchase 153,202 shares at an average cost of $17.57 per share. Since 1998, 629,902 shares of Company stock have been repurchased at an average cost of $15.50 per share. Under the Board of Directors' existing authorization, an additional 370,098 shares may be repurchased from time to time as conditions warrant.

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets
                              --------            ------                 ------

Regulatory Minimum            3.00%-4.00%           4.00%                 8.00%

Ratios as of:

September 30, 2002                  6.58%          10.97%                12.22%
December 31, 2001                   7.79%          11.81%                13.06%
September 30, 2001                  7.45%          11.64%                12.89%

Regulatory Criteria for a
"Well Capitalized" Institution      5.00%           6.00%                10.00%



Liquidity - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiary to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under

                                      (10)
various leases, and the capacity to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and the management Asset Liability Committee are responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate, and income-producing commercial properties. At September 30, 2002 and 2001, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $185,937,000 and $147,424,000, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. Management does not anticipate any material losses as a result of these transactions. At September 30, 2002 and 2001, the Bank had letters of credit outstanding of approximately $8,370,000 and $7,288,000, respectively.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2002, $531,344; in 2003, $2,174,482; in 2004,
$2,187,342; in 2005, $2,090,905; in 2006, $1,662,821; and the remainder to 2011,
$7,367,793.

Liquidity at the Company is measured and monitored daily, thereby allowing
                                      (11)
management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the third quarter of 2002, the Company's liquidity position remained stable and well within acceptable industry standards. During the third quarter of 2002, higher levels of core deposits coupled with calls on Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 2002, the Company had access to approximately $66 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At September 30, 2002, the Company also had $16.5 million in formal and $15.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Material Changes in Results of Operations - Net income for the nine months ended September 30, 2002 was $8.2 million, essentially flat when compared to the same 2001 period. Improvements in net interest income (up 19.5%) to $38.2 million and noninterest income (up 4.6% excluding the impact of securities sales) were offset by growth in operating expenses (up 21.5%), a higher provision for probable loan losses and an increase of 8.6% in the effective income tax rate. Basic earnings per common share were $1.01 in 2002 and $0.99 in 2001, while fully diluted earnings per share were $0.99 and $0.97, respectively. The Company's returns on average assets and stockholders' equity were 0.95% and 13.53% in 2002 and 1.08% and 14.26% in 2001, respectively. Excluding the impact of SFAS No. 115, the Company's returns on average stockholders' equity were 13.58% and 14.18% during the first nine months of 2002 and 2001, respectively.

As shown in Table 2-2 following this discussion, the increase in net interest income, up $6.2 million to $38.2 million, resulted from an expanded interest-earning asset base, principally loans and mortgage-backed securities. The Company's average loan portfolio grew by $35.6 million or 6.6% compared to the first nine months of 2001, mostly attributable to an increase in commercial mortgages. The newer branch locations in both Nassau and Queens Counties are expected to provide additional opportunity for the Company to further increase the loan portfolio. The Company, offering superior service and response time coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, continue to be well received and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio increased, on average, by 35.2% in the first nine months of 2002 as compared to 2001. This is primarily due to an increase in average mortgage-backed securities (up $215.5 million), partially offset by declines in average callable Government Agency securities (down $60.2 million) and average municipal issues (down $30.7 million). This re-balancing of the investment portfolio should provide defensive yield protection if interest rates rise in the coming months.

Excluding securities transaction income, noninterest income improved $92 thousand, or 4.6%, for the first nine months of 2002 as compared to 2001. This was due in large measure to increases in service charges on deposit accounts, annuity commissions, ATM fees, letter of credit fees and sweep account income. Excluding non-recurring items, management expects that other income will improve moderately during the remainder of 2002 when compared to the same period in 2001.

Net securities transactions resulted in gains of $1.5 million for the first nine months of 2002 as compared to gains of $1.4 million for the same period last year. During the second and third quarters of 2002, sales of Government Agency


                                      (12)
and mortgage-backed securities were undertaken as a result of the decline in interest rates and management expects to reinvest the proceeds of these sales in fixed income instruments at various maturity structures during the remainder of this year. Management will continue to closely monitor the fixed income markets during the fourth quarter of 2002 for opportunities that may arise due to movements in interest rates or short-term anomalies in the marketplace.

The 21.5% growth in total operating expenses during the first nine months of 2002 as compared to 2001 was due to increases in several categories. The most significant increases pertained to salaries and other employee benefits (up $2.2 million), occupancy costs (up $564 thousand), legal fees (up $599 thousand) and other expenses (up $1.0 million). Equipment and marketing and advertising expenses also increased during the first nine months of the year, but by lesser amounts than for the previously noted categories. The increases in salaries and benefits, occupancy, equipment and marketing and advertising expenses were due principally to growth in both staff and facilities. This growth primarily resulted from the acquisition of SWLC during the first quarter of 2001, the Company's expanded branch network and the additional occupancy requirements in the Jericho Plaza location for support personnel. The growth in legal fees expense was due to the cost of ongoing litigation related to Island Mortgage Network ("IMN") and its affiliates, as previously discussed in detail in the Company's 2001 and 2002 SEC filings and as discussed in Part II, Item 1 herein. The Company expects to incur additional costs related to this litigation during the remainder of 2002. Excluding IMN-related legal fees, total operating expenses increased at a year-over-year rate of 20.9%. The 22.8% increase in other operating expenses resulted primarily from increases in loan collection expenses, telecommunications costs, computer service fees, insurance expenses, messenger and delivery fees and branch opening costs. The increase in marketing and advertising expenses in 2002 was due principally to promotions related to the Company's new branch locations and a corporate sponsorship of the recent U.S. Open golf event held on Long Island.

The foregoing expense factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 66.9% for the first nine months of 2002 as compared to 63.8% in 2001. Excluding costs related to litigations and SWLC, total operating expenses increased by 22.7% in 2002 and would have produced an efficiency ratio of 60.2%. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also increased during the first nine months of 2002 to 3.24% from a level of 3.04% in 2001.

Income tax expense rose by $1.1 million for the first nine months of 2002 as compared to 2001, resulting in an increase in the Company's effective tax rate to 25.5% from 16.9% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York State tax rate in 2002.

Net income for the three months ended September 30, 2002 grew by 3.0% when compared to the comparable 2001 period. This was largely attributable to an improvement in net interest income (up 20.6%), higher other noninterest income excluding securities transactions income (up 4.0%) and a lower provision for probable loan losses (down $74 thousand). Partially offsetting the foregoing positive factors was a higher level of operating expenses (up 3.4%), a decrease of $1.4 million in net security gains and a higher effective income tax rate. Basic earnings per common share were $0.32 and $0.31 in the third quarter of 2002 and 2001, respectively, while fully diluted earnings per share were $0.31 and $0.29, respectively. The Company's returns on average assets and stockholders' equity were 0.85% and 12.19% for the third quarter of 2002 and 0.99% and 12.73% for the third quarter of 2001, respectively. Excluding the impact of SFAS No. 115, the Company's returns on average stockholders' equity were 12.60% and 12.80% during the third quarter of 2002 and 2001, respectively.

The reasons supporting the third quarter earnings performance are, for the most part, the same as those discussed in the nine-month analysis. Growth in average
                                      (13)
interest-earning assets, primarily loans ($33.7 million) and mortgage-backed securities (up $198.6 million), largely accounted for the growth in net interest income. Net security gains of $35 thousand were recorded in the third quarter of 2002 compared to $1.4 million for the same period in 2001. Sales of Government Agency and mortgage-backed securities during the third quarter of last year produced the 2001 gain. Other income improved primarily as the result of growth in deposit service charges, higher annuity commissions and increases in ATM and sweep account fees.

Total operating expenses grew by $314 thousand in the third quarter of 2002 as compared to the third quarter of 2001. The most significant increases pertained to salaries and other employee benefits (up $692 thousand), occupancy expenses (up $210 thousand) and marketing and advertising costs (up $220 thousand). The increase in salaries and benefits was due principally to growth in staff as a result of the Company's expanded branch network. The growth in occupancy expense was due to the expanded branch network and growth in leased space for the Company's support areas. The increase in marketing and advertising expense was due largely to promotions related to the Company's new branch locations and a corporate sponsorship of the recent Long Island U.S. Open golf event. These increases were partially offset by a $1.1 million decline in legal fees expense due to a large expense recorded in the third quarter of 2001. The Company's legal fees expense is primarily due to the cost of ongoing litigation related to IMN and its affiliates, as previously discussed in detail in the Company's 2001 and 2002 SEC filings and as discussed in Part II, Item 1 herein. The Company expects to incur additional costs related to this litigation during the remainder of 2002. The foregoing expense factors resulted in an operating efficiency ratio of 66.5% for the third quarter of 2002 versus 75.2% in 2001. Excluding IMN-related legal fees, total operating expenses increased at a rate of 19.6% in the third quarter of 2002 as compared to the same period in 2001.

Income tax expense rose $564 thousand during the third quarter of 2002 as compared to 2001, resulting in an increase in the Company's effective tax rate to 25.3% from 11.2% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York State tax rate in 2002.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $7.6 million at September 30, 2002, a $1.3 million or 14.9% decrease from December 31, 2001 and a $3.2 million or 29.8% reduction from the comparable 2001 date. As of September 30, 2002, restructured, accruing loans declined by $172 thousand (60.6%) versus year-end 2001. Restructured loans continue to accrue and pay interest in accordance with their modified terms. Loans 90 days or more past due and still accruing interest declined by $324 thousand or 80.0% when compared to year-end 2001 and $3.4 million or 97.7% versus September 30, 2001.

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

The allowance for probable loan losses amounted to $10.2 million or 1.7% of total loans at September 30, 2002 versus $9.1 million and 1.7%, respectively, at the comparable 2001 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing, improved to 130% at September 30, 2002 from 96% at December 31, 2001 and 89% one year ago, with the decline in nonperforming assets largely resulting in the improved coverage ratios. As disclosed in prior

                                      (14)
filings, the balance in nonaccrual loans and other real estate owned associated with one relationship's related credits totaled $303 thousand at September 30, 2002, $1.2 million at December 31, 2001 and $5.5 million at September 30, 2001. The original credit was partially written down during the years of 1999, 2000 and 2001, and was transferred to nonaccrual status when the collection of interest became doubtful. The Bank transferred a portion of the previously described related credit from nonaccrual loans to other real estate owned during the second quarter of 2001. This property was subsequently sold during the fourth quarter of 2001.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first nine months of 2002 and 2001 was $2.7 million and $2.4 million, respectively. Net loan charge-offs during the same periods were $1.8 million and $3.1 million, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the last quarter of 2002. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the remainder of 2002. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

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


                                      (15)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


-----------                                  ---------------------------------------------------------------------------------------
TABLE 2 - 2                                                           NET INTEREST INCOME ANALYSIS
-----------
                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                             ---------------------------------------------------------------------------------------


($ IN THOUSANDS)
                                                                 2002                                          2001

                                             -------------------------------------------  ------------------------------------------
                                                    Average                    Average          Average                    Average
                                                    Balance      Interest   Yield/Cost          Balance      Interest   Yield/Cost
                                             -------------------------------------------  ------------------------------------------

ASSETS:
Interest-earning assets:
Mortgage-backed securities                        $ 245,715       $ 8,739         4.76 %       $ 30,182       $ 1,317         5.83 %
Municipal securities                                 90,609         2,683         3.96          121,331         3,925         4.33
Government Agency and other securities              145,279         5,260         4.84          204,693        10,107         6.60
                                                   --------        ------        -----         --------       -------         ----
Total securities                                    481,603        16,682         4.63          356,206        15,349         5.76
                                                   --------       -------        -----         --------       -------         ----
Federal funds sold                                    3,062            38         1.66            6,893           226         4.38
Securities purchased under agreements to
    resell                                           33,141           432         1.74           62,903         2,123         4.51
Interest-bearing deposits                             1,752            16         1.22            2,693            89         4.42
Loans                                               577,220        32,547         7.54          541,663        36,984         9.13
                                                   --------       -------        -----          --------       -------        ----
Total interest-earning assets                     1,096,778        49,715         6.06          970,358        54,771         7.55
                                                   --------       -------        -----          --------       -------        ----
Non-interest-earning assets                          58,075                                      41,384
                                                   --------                                     -------
Total Assets                                     $1,154,853                                 $ 1,011,742
                                                   ========                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                  $ 381,666       $ 2,718         0.95 %      $ 284,999       $ 4,354         2.04 %
Time deposits                                       412,726         7,401         2.40          468,773        17,327         4.94
                                                   --------        ------        -----         --------       -------         ----
Total savings and time deposits                     794,392        10,119         1.70          753,772        21,681         3.85
                                                   --------       -------        -----         --------       -------         ----
Federal funds purchased                               3,075            45         1.96            1,243            44         4.73
Securities sold under agreements to
     repurchase                                      46,871           674         1.92               84             3         4.77
Other borrowed funds                                 26,949           693         3.44           21,469         1,088         6.78
                                                    -------          ----        -----          -------        ------         ----
Total interest-bearing liabilities                  871,287        11,531         1.77          776,568        22,816         3.93
                                                    -------       -------        -----          -------       -------         ----
Demand deposits                                     192,365                                     153,214
Other liabilities                                    10,145                                       5,124
                                                    -------                                       -----
Total liabilities                                 1,073,797                                     934,906
Stockholders' equity                                 81,056                                      76,836
                                                    -------                                      ------
Total Liabilities and
    Stockholders' Equity                         $1,154,853                                 $ 1,011,742
                                                    =======                                     =======
Net interest income/rate spread                                  $ 38,184         4.29  %                    $ 31,955         3.62 %
                                                                 ========        =====                        =======        =====
Net interest  margin                                                              4.52  %                                     4.43 %
                                                                                 =====                                       =====

                                      (16)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

---------------------
TABLE 2 - 3
---------------------
--------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
SEPTEMBER 30, 2002 VERSUS DECEMBER 31, 2001 AND SEPTEMBER 30, 2001
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                             PERIOD ENDED:
-----------------------------
                                                          ---------------------------------------------
                                                              9/30/02        12/31/01          9/30/01
                                                          ------------     -----------      -----------
NONACCRUAL LOANS                                               $7,595 (1)      $8,920 (1)       $6,514 (1)
OTHER REAL ESTATE OWNED                                             -               -            4,308 (1)
                                                          ------------     -----------      -----------
    TOTAL NONPERFORMING ASSETS                                 $7,595          $8,920          $10,822
                                                          ------------     -----------      -----------

RESTRUCTURED,  ACCRUING  LOANS                                   $112            $284             $291
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                             $81            $405           $3,461
GROSS  LOANS  OUTSTANDING                                    $597,893        $551,598         $550,338
TOTAL  STOCKHOLDERS'  EQUITY                                  $88,933         $76,288          $79,513

ANALYSIS OF THE ALLOWANCE FOR
  PROBABLE LOAN LOSSES:                                                  QUARTER ENDED:
-----------------------
                                                          ---------------------------------------------
                                                              9/30/02        12/31/01          9/30/01
                                                          ------------     -----------      -----------
BEGINNING BALANCE                                              $9,894          $9,096           $9,812
PROVISION                                                         816           1,170              890
NET CHARGE-OFFS                                                  (558)         (1,011)          (1,606)
                                                          ------------     -----------      -----------
    ENDING BALANCE                                            $10,152          $9,255           $9,096
                                                          ------------     -----------      -----------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                            1.7%            1.7%             1.7%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                     1.3%            1.6%             1.2%

NONPERFORMING ASSETS  (2)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                             1.3%            1.6%             2.0%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                     133.7%          103.8%           139.6%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED,
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                            130.4%           96.3%            88.6%

(1) INCLUDES RELATED CREDITS TOTALING $303 THOUSAND AT SEPTEMBER 30, 2002, $1.2 MILLION AT DECEMBER 31, 2001 AND $5.5 MILLION AT SEPTEMBER 30, 2001.

(2) EXCLUDES RESTRUCTURED, ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.


CERTAIN PRIOR PERIOD AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION.

                                      (17)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2001 in our Annual Report on Form 10-K. There have been no material changes in our market risk at September 30, 2002 compared to December 31, 2001. The following is an update of the discussion provided therein:

Our largest component of market risk continues to be interest rate risk, virtually all at the Bank level. The degree by which interest income may vary due to changes in interest rates is measured through interest rate sensitivity management. A static gap report (see Table 3-1), measured at a single point in time, measures the difference between assets and liabilities that reprice in a future given time period. The assumptions used in the table are the same as those used for the December 31, 2001 analysis. The Company's gap ratio (the percentage of assets repricing against liabilities) at September 30, 2002 was 103.8%. The Company's asset-sensitive position, meaning that more assets reprice on a cumulative basis than liabilities, indicates that net interest income should decrease in declining rate scenarios and increase in rising rate scenarios. However, because rate movements are rarely parallel, a static gap report can only be considered a rough measurement of the impact a rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At September 30, 2002, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps. There has been no material change in the composition of assets or deposit liabilities from December 31, 2001. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2001. The Board of Directors has not amended the approved limits of acceptable variances.



                                      (18)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK (CONTINUED)

                                         ======================================================================
                                                                       SEPTEMBER 30, 2002
----------------
TABLE  3-1                                              LIQUIDITY AND INTEREST RATE SENSITIVITY
----------------                         ======================================================================

                                         ============================================================================
                                                                  SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                             Noninterest-
------------------------------
INTEREST - SENSITIVE  ASSETS : 1)      0 - 6 Months  6-12 Months  1 - 5 Years  Over 5 Years  Sensitive       Total
------------------------------         ------------  -----------  -----------  ------------  ------------   ---------

Loans (net of unearned income) 2)          $311,153      $13,805     $196,636       $68,704        $7,595    $597,893
Interest-Bearing Deposits                     1,936                                                             1,936
Securities Held to Maturity                   3,286                       145                                   3,431
Securities  Available  for  Sale 3)         118,510      120,162      223,520       101,126         3,268     566,586
                                       ------------   ----------  -----------  ------------  ------------   ---------
Total  Interest-Earning Assets              434,885      133,967      420,301       169,830        10,863   1,169,846
Unrealized Net Gain on Securities
   Available for Sale                         9,767                                                             9,767
Noninterest-Bearing Cash and Due
   from Banks                                43,096                                                            43,096
Net Receivable - Securities Sales             1,215                                                             1,215
All  Other  Assets   7)                       7,226        2,543          145            83         5,259      15,256
                                       ------------   ----------  -----------  ------------  ------------   ---------
Total  Assets                              $496,189     $136,510     $420,446      $169,913       $16,122  $1,239,180
                                       ------------   ----------  -----------  ------------  ------------   ---------

-----------------------------------
INTEREST - SENSITIVE  LIABILITIES : 1)
-----------------------------------
Savings  Accounts  4)                       $13,931      $12,481      $99,849       $74,886                  $201,147
Money  Fund  and  NOW Accounts  5)           35,181       12,436       99,490        42,697                   189,804
Time  Deposits 6)                           282,724       51,682       56,278           645                   391,329
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Interest-Bearing Deposits            331,836       76,599      255,617       118,228              -    782,280
Securities Sold Under Agreements
   to Repurchase, Federal Funds
   Purchased and Other Borrowings           138,566          984          886                                 140,436
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Interest-Bearing  Liabilities        470,402       77,583      256,503       118,228              -    922,716
Net Payable - Securities Purchases           11,928                                                            11,928
All Other Liabilities, Equity and
   Demand Deposits 7)                        14,860        9,274       69,378       122,091         88,933    304,536
                                       ------------   ----------  -----------  ------------   ------------  ---------
Total  Liabilities  and  Equity            $497,190      $86,857     $325,881      $240,319        $88,933 $1,239,180
                                       ------------   ----------  -----------  ------------   ------------  ---------

Cumulative Interest-Sensitivity Gap 8)     ($35,517)     $20,867     $184,665      $236,267       $247,130
Cumulative Interest-Sensitivity Ratio  9)      92.4 %      103.8 %      123.0 %       125.6 %        126.8 %
Cumulative Interest-Sensitivity Gap
   As  a  %  of  Total Assets                  (2.9)%        1.7 %       14.9 %        19.1 %         19.9 %


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

                                      (19)

ITEM 4. - CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                      (20)

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The seven such cases pending against the Bank as of November 12, 2002 are as follows:

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

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations, and the Bank is also, in certain of the litigations, pursuing cross-claims against co-defendants and claims against various non-parties.

The Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.

                                      (21)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                      (22)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




11/14/02                                        s/Daniel T. Rowe
--------                                        -------------------------
Date                                            Daniel T. Rowe, President



11/14/02                                        s/Brian K. Finneran
--------                                        ----------------------------
Date                                            Brian K. Finneran, Secretary
                                                (Principal Financial Officer)


                                      (23)

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Thomas F. Goldrick, Jr., Chairman and Chief Executive Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of State Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/14/02                                    s/Thomas F. Goldrick, Jr.
--------                                    ----------------------------------
Date                                        Thomas F. Goldrick, Jr.,
                                            Chairman and Chief Executive Officer


                                      (24)

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Brian K. Finneran, Secretary and Principal Financial Officer of the Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of State Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/14/02                                    s/Brian K. Finneran
--------                                    ----------------------------------
Date                                        Brian K. Finneran, Secretary
                                            (Principal Financial Officer)


                                      (25)