Form 10-K
period 2002-12-31
STATE BANCORP INC
filed 2003-03-28
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -----
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------
                           Commission File No. 0-14874

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

        Registrant's telephone number including area code: (516) 437-1000
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

        Securities registered pursuant to Section 12(g)of the Act:

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
                                 Yes  X   No
                                     ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes  X   No
                                     ---      ---
As of June 28, 2002, there were 8,142,703 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $142,904,000 as computed using the closing market price of the stock reported by the American Stock Exchange on June 28, 2002.

As of March 21, 2003, there were 8,025,998 outstanding shares of State Bancorp, Inc. common stock.

                              STATE BANCORP, INC.
                                   Form 10-K
                                      INDEX

PART I                                                                   Page
------                                                                   ----
Item 1.           Business
                  General                                                   1.
                  Statistical Information                                   3.

Item 2.           Properties                                                4.

Item 3.           Legal Proceedings                                         5.

Item 4.           Submission of Matters to a Vote of Stockholders           6.

PART II
-------
Item 5.           Market for Registrant's Common Stock and Related
                  Stockholder Matters                                       6.

Item 6.           Selected Consolidated Financial Data                      7.

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk 7.

Item 8.           Consolidated Financial Statements and Supplementary Data  7.

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                    8.

PART III
--------
Item 10.          Directors and Executive Officers of the Registrant        8.

Item 11.          Executive Compensation                                    8.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                8.

Item 13.          Certain Relationships and Related Transactions            9.

Item 14.          Controls and Procedures                                   9.

PART IV
-------
Item 15.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                  9.

SIGNATURES                                                                 13.
----------

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT            14.
---------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

         (1) The Annual Report to Stockholders for the year ended December 31, 2002. Referenced in Parts I, II and IV of the December 31, 2002 Annual Report on Form 10-K, Items 1, 5, 6, 7, 7A, 8 and 15.

         (2)      The 2003 Proxy Statement, dated March 26, 2003. Referenced in
                  Part III of the December 31, 2002 Annual Report on Form 10-K, Items 10, 11, 12 and 13.

                                     PART I
                                     ------
ITEM 1.           BUSINESS

General
-------

Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. A discussion on the organization and nature of operations may be found on page 17.

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

On October 29, 2002, State Bancorp Capital Trust I (the "Trust"), a newly formed subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of Capital Securities. The coupon rate is three-month LIBOR plus 345 basis points and is reset quarterly. The Trust's obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company.

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, the Bank and the Trust.

The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") pursuant to the Bank Holding Company Act of 1956, as amended. The Bank is subject to periodic examination and regulation by the State of New York Banking Department and the Federal Deposit Insurance Corporation.

The Bank was organized in 1966 and is the only independent commercial bank headquartered in New Hyde Park. It provides general banking services to residents and businesses located primarily in Nassau, Suffolk and Queens Counties. It offers a full range of deposit products including checking, fixed and variable rate savings, time, money market and IRA and Keogh accounts. Credit services offered include commercial mortgages, commercial and installment loans, home equity lines of credit, residential mortgages, letters of credit, equipment leasing and auto loans. In addition, the Bank provides merchant credit card services, access to annuity products and mutual funds, a consumer debit card with membership in a national ATM network and, through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank currently has ATMs at thirteen of its fifteen branch locations. The Bank also offers its retail customers the ability to verify their account balances, effect transfers between accounts and access current deposit and loan rates through an automated telephone voice response system. Commercial customers can also access this same system or they may utilize Business Direct Access (BDA), the Company's real-time, Internet-based cash management system. Through BDA, business and municipal customers can perform all of the foregoing transactions as well as initiate wire transfers, ACH payments and stop payment orders from a personal computer.

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

The Bank's business is not of a seasonal nature nor does it depend on one or a few large customers for its existence. The Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its depositors. The Bank's nature and conduct of business have remained unchanged since year-end 2001.

In 1979, the Bank established New Hyde Park Leasing Corporation ("NHPL") to lease various types of commercial equipment. NHPL owns 51% of P.W.B. Realty, L.L.C., which was formed in 2002. This subsidiary owns the building housing the Bank's Port Washington branch. During 1994, the Bank established SB ORE Corp. to hold foreclosed property acquired in connection with extensions of credit. In 1998, the Bank established SB Portfolio Management Corp. and SB Financial Services Corp. SB Portfolio Management Corp. manages a portfolio of fixed income investments for the Bank while SB Financial Services Corp. provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Bank and each of its subsidiaries. SB Portfolio Management Corp. and SB Financial Services Corp. are each based in Wilmington, Delaware. SB Portfolio Management Corp.'s assets totaled approximately $301,000,000 at December 31, 2002, which represents approximately 22 percent of the assets for the consolidated entity. Effective February 1, 2001, the Bank purchased all of the issued and outstanding capital stock of Studebaker-Worthington Leasing Corp. Studebaker-Worthington Leasing Corp. has provided business equipment leasing nationwide for over thirty years, specializing in small-ticket leases for computers and office equipment.

Compliance with provisions regulating environmental controls will have no effect upon the capital expenditures, earnings or competitive position of the Company.

The Company employed 322 full-time and part-time officers and employees as of December 31, 2002.

The Company makes available free of charge on its website,
www.statebankofli.com, its Annual Reports on Form 10-K, Quarterly Reports on
---------------------
Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Statistical Information
-----------------------

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 2002 Annual Report to Stockholders. The Company's statistical information may be found on pages 42 - 47.

ITEM 2.           PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company's banking activities at December 31, 2002:

Location                                Owned or Leased         Lease Expiration Date   Renewal Terms
--------                                ---------------         ---------------------   -------------
Main Office:
699 Hillside Avenue                Building owned, land leased        3/27/2009         One ten-year renewal option
New Hyde Park, NY

Nassau County Branch Offices:
222 Old Country Road                         Leased                   4/30/2010         One ten-year renewal option
Mineola, NY                                                                             and two five-year renewal options

339 Nassau Boulevard                         Owned                       N/A            N/A
Garden City South, NY

501 North Broadway                           Leased                  10/31/2011         Two twelve-year renewal options
Jericho, NY

135 South Street                             Owned                       N/A            N/A
Oyster Bay, NY

2 Lincoln Avenue                             Leased                   5/31/2005         One five-year renewal option
Rockville Centre, NY

960 Port Washington Boulevard                Leased                   1/24/2007         Five five-year renewal options
Port Washington, NY

Suffolk County Branch Offices:
27 Smith Street                              Leased                  10/31/2007         Two five-year renewal options
Farmingdale, NY

740 Veterans Memorial Highway                Leased                   6/30/2005         Two ten-year renewal options
Hauppauge, NY

580 East Jericho Turnpike                    Leased                  12/31/2004         One five-year renewal option
Huntington Station, NY

4250 Veterans Memorial Highway               Leased                  10/31/2007         One five-year renewal option
Holbrook, NY

234 Route 25A                                Leased                   5/31/2005         Two five-year renewal options
East Setauket, NY

Queens County Branch Offices:
49-01 Grand Avenue                           Leased                   4/30/2006         Two five-year renewal options
Maspeth, NY

75-20 Astoria Boulevard                      Leased                   5/30/2006         Two five-year renewal options
Jackson Heights, NY

21-31 46th Avenue                            Leased                   1/31/2006         One five-year renewal option
Long Island City, NY

Lending Facility:
Two Jericho Plaza                            Leased                   3/31/2012         None
Jericho, NY

Subsidiary Facilities:
1403 Foulk Road                              Leased                   6/30/2003         One-year renewal options
Wilmington, DE

100 Jericho Quadrangle                       Leased                   9/30/2005         None
Jericho, NY

716 N. Bethlehem Pike                        Leased                   8/31/2005         Month-to-month renewal options
Lower Gwynedd, PA

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

The Bank has been named (along with other defendants) in lawsuits related to the activities of IMN and related companies. In certain of these litigations, the Bank was named as a defendant merely because monies in dispute were located in accounts at the Bank. In the remainder, while each complaint is somewhat different, the principal common allegation against the Bank is that it knew or should have known that the manner in which IMN and its affiliates were managing certain accounts was improper, and that the Bank's actions in this regard aided and abetted a fraudulent scheme by IMN and its affiliates. The cases currently pending against the Bank are as follows:

--   Blanton,  et al. v. IMN Financial Corp., et al., Adv. Proc. No. 01-8096,
     -----------------------------------------------
Bankruptcy Court for the Eastern District of New York.


--   Moritz,  et al. v. National  Settlement  Services Corp., et al., Civil
     ---------------------------------------------------------------
Action No. 3:00 CV 426 MU, Western  District of North Carolina.

--   First American Title  Insurance Co. v. State Bank of Long Island,  Index
     ----------------------------------------------------------------
No.  13438/01,  Supreme Court of the State of New York.


--   Broward Title Co. v. Alan Jacobs,  et al., Adv. Proc. No. 01-8181,
     -----------------------------------------
Bankruptcy  Court for the Eastern  District of New York.


--   Household  Commercial  Financial  Services,  Inc., et al. v. Action
     -------------------------------------------------------------------
Abstract,  Inc., et al., Adv. Proc. No.  02-8167, Bankruptcy Court for the
-----------------------
Eastern District of New York.


--   Alan M. Jacobs, as Chapter 11 Trustee v. State Bank of Long Island,  Adv.
     ------------------------------------------------------------------
Proc. No. 02-8157,  Bankruptcy Court for the Eastern District of New York.

During 2002 and early 2003, the Bank settled two previously reported litigations. In May 2002, the Bank resolved the Imperial litigation, paying $125,000 in settlement plus reimbursement to Imperial for certain of its legal fees arising out of its dealings with IMN. In February 2003, the Bank resolved the Duboff litigation for an immaterial amount. All of Imperial's claims against the Bank, as well as all claims, counterclaims and cross-claims between the Bank and the plaintiffs in the Duboff litigation, were dismissed with prejudice.

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations, as well as, in certain of the litigations, the pursuit of cross-claims against codefendants and claims against various third parties. In addition to the litigation noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                  MATTERS

         (a) Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 48 thereof.


         (b) At December 31, 2002, the approximate number of equity stockholders were as follows:

                       (1)                                       (2)
                  Title of Class                       Number of Record Holders
                  --------------                       ------------------------
                  Common Stock                         1,435

         (c) Annual cash dividends of 55, 51, and 45 cents per share, restated to give retroactive effect to stock dividends and splits, were paid in 2002, 2001, and 2000, respectively. The Company paid 5%, 5% and 8% stock dividends in 2002, 2001, and 2000, respectively. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         (a) Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. The Company's selected financial data for the last five years may be found on the inside front cover.

         (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (a) Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 29 - 41.

         (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

         (c) As of December 31, 2002, the Company had no material commitments for capital expenditures.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. The Company's Asset/Liability Management and Market Risk and Interest Rate Risk discussions may be found on pages 40 - 41.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 13. Reference again is made to State Bancorp, Inc.'s 2002 Annual Report to Stockholders for the Company's audited Consolidated Statements of Income, Cash Flows and Stockholders' Equity and Comprehensive Income for each of the three years in the period ended December 31, 2002. These items may be found on pages 14 - 16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Incorporated herein by reference is the Company's 2003 Proxy Statement, dated March 26, 2003. The identification of the directors of the Company may be found on pages 11 - 12.

         (b) Incorporated herein by reference is the Company's 2003 Proxy Statement, dated March 26, 2003. The identification of the executive officers of the Company may be found under "Principal Officers" on page 3.

                  There exist no family relationships between any director or executive officer.

ITEM 11.          EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 2003 Proxy Statement, dated March 26, 2003. Management remuneration may be found on pages 3 - 5.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company's 2003 Proxy Statement, dated March 26, 2003. Security ownership of certain beneficial owners and management may be found on pages 15 - 16.

Additionally, information about the Company's equity compensation plans may be found below:


                                                                                                   Number of securities
                                     Number of securities             Weighted-average            remaining available for
                                       to be issued upon              exercise price of            future issuance under
                                    exercise of outstanding         outstanding options,            equity compensation
                                 options, warrants and rights        warrants and rights        plans (excluding securities
                                              (a)                            (b)                 reflected in column (a))
                                                                                                            (c)

         Plan Category
----------------------------------------------------------------------------------------------------------------------------



Equity compensation plans                 646,799                        $13.32                         655,378
approved by security holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             None                           None                           None
approved by security holders
----------------------------------------------------------------------------------------------------------------------------
Total                                     646,799                        $13.32                         655,378
----------------------------------------------------------------------------------------------------------------------------

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 2003 Proxy Statement, dated March 26, 2003. Certain relationships and related transactions may be found on pages 11 - 12.

ITEM 14.          CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days of the filing date of this Annual Report on Form 10-K, and, based on their evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV
                                     -------

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)      Financial Statements

                  Incorporated herein by reference is the Company's 2002 Annual Report to Stockholders. The following financial statements and notes thereon may be found on pages 13 - 28.

                  - Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  - Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000.

                  - Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  - Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements

                  -        Summary of Significant Accounting and Reporting
                           Policies (1)
                  -        Acquisition of Leasing Company (2)
                  - Securities Held to Maturity and Securities Available for Sale (3)
                  -        Loans - Net (4)
                  -        Bank Premises and Equipment - Net (5)
                  -        Other Assets (6)
                  -        Lines of Credit and Borrowed Funds (7)
                  - Guaranteed Preferred Beneficial Interest in Subordinated Debt (8)
                  -        Income Taxes (9)

                  -        Incentive Stock Option Plans (10)
                  -        Employee Benefit Plans (11)
                  -        Commitments and Contingent Liabilities (12)
                  -        State Bancorp, Inc. (Parent Company Only) (13)
                  -        Financial Instruments with Off-Balance Sheet
                           Risk (14)
                  -        Disclosures About Fair Value of Financial
                           Instruments (15)
                  -        Regulatory Matters (16)

                  Independent Auditors' Report

                  Schedules are omitted because they are not applicable or because required information is shown in the consolidated financial statements or the notes thereto.

         (b)      Reports on Form 8-K

                  On November 1, 2002, the Company filed a report on Form 8-K indicating that on October 29, 2002, the Company raised $10 million from its participation in a pooled trust preferred securities offering. The trust preferred securities were issued by a newly established subsidiary, State Bancorp Capital Trust I.

                  The securities qualify as Tier I capital for regulatory purposes and will bear an interest rate tied to three-month LIBOR. The securities are redeemable in whole or in part after five years or earlier under certain circumstances. The proceeds of this offering will be used for general corporate purposes, including the Registrant's ongoing stock repurchase program.


         (c)      Exhibits

Exhibit
-------
No.      Item                             Method of Filing
---      ---------------------------      -------------------------------------

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

         f) State Bank of Long            Incorporated by reference from exhibit
            Island 401(k) Retirement      10g to the Company's  December 31,
            Plan and Trust                1987 Form 10-K.

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

         k) Stock Option Plan (2002)      Filed herein.

(13)     Annual Report to                 Filed herein.
         Stockholders

(23)     Independent Auditors'            Filed herein.
         Consent

(99.1)   Certification Pursuant to        Filed herein.
         18 U.S.C. Section 1350, as
         Adopted Pursuant to Section
         906 of the Sarbanes-Oxley
         Act of 2002

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


                                By:      s/Thomas F. Goldrick, Jr., Chairman
                                         -----------------------------------
                                          Thomas F. Goldrick, Jr., Chairman

                                Date:            March 25, 2003
                                         -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

s/Thomas F. Goldrick, Jr.    Chairman of the Board                   3/25/03
-------------------------    (Principal Executive Officer)           -------
Thomas F. Goldrick, Jr.

s/Daniel T. Rowe             President                               3/25/03
----------------                                                     -------
Daniel T. Rowe

s/Richard W. Merzbacher      Vice Chairman                           3/25/03
-----------------------                                              -------
Richard W. Merzbacher

s/Brian K. Finneran          Secretary/Treasurer                     3/25/03
-------------------          (Principal Financial Officer)           -------
Brian K. Finneran

s/J. Robert Blumenthal       Director                                3/25/03
----------------------                                               -------
J. Robert Blumenthal

s/Carl R. Bruno              Director                                3/25/03
---------------                                                      -------
Carl R. Bruno

s/Thomas E. Christman        Director                                3/25/03
---------------------                                                -------
Thomas E. Christman

s/Arthur Dulik, Jr.          Director                                3/25/03
-------------------                                                  -------
Arthur Dulik, Jr.

s/Joseph F. Munson           Director                                3/25/03
------------------                                                   -------
Joseph F. Munson

s/John F. Picciano           Director                                3/25/03
------------------                                                   -------
John F. Picciano

s/Suzanne H. Rueck           Director                                3/25/03
------------------                                                   -------
Suzanne Rueck

s/Jeffrey S. Wilks           Director                                3/25/03
------------------                                                   -------
Jeffrey S. Wilks

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Thomas F. Goldrick, Jr., Chairman and Chief Executive Officer of the Company, certify that:

1. I have reviewed this Annual Report on Form 10-K of State Bancorp, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

3/25/03                                     s/Thomas F. Goldrick, Jr.
--------                                    ----------------------------------
Date                                        Thomas F. Goldrick, Jr.,
                                            Chairman and Chief Executive Officer


                                      (14)

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Brian K. Finneran, Secretary/Treasurer and Principal Financial Officer of the Company, certify that:

1. I have reviewed this Annual Report on Form 10-K of State Bancorp, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

3/25/03                                   s/Brian K. Finneran
--------                                  ----------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)


                                      (15)