Form 10-K/A
period 2002-12-31
STATE BANCORP INC
filed 2003-05-07
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                              STATE BANCORP, INC.
                                   Form 10-K/A
                                Amendment No. 1
                                      INDEX


PART III
--------

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


PART IV
-------

Item 15.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K


SIGNATURES
----------


CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT
---------------------------------------------------------------

                                    PART III
                                    --------

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
                                                                                                            (c)

         Plan Category
----------------------------------------------------------------------------------------------------------------------------



Equity compensation plans                 646,799                        $13.32                         655,378
approved by security holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not               5,752 (1)                      N/A                          126,524 (2)
approved by security holders
----------------------------------------------------------------------------------------------------------------------------
Total                                     652,551                        $13.32                         781,902
----------------------------------------------------------------------------------------------------------------------------


1) Represents share credits pursuant to the Directors' Stock Plan. Incorporated by reference is the Company's 2002 Annual Report to Stockholders. A description of the Company's Directors' Stock Plan may be found on page 24.

2) All securities are available under the Directors' Stock Plan. The Directors' Stock Plan provides that in the event of any merger, reorganization, consolidation, recapitalization, stock split, stock dividend or other change in corporate structure affecting the Company stock, the aggregate number of share credits which may be awarded under the Directors' Stock Plan and the number of share credits subject to the awards already granted shall be increased or decreased proportionately, as the case may be.


                                     PART IV
                                     -------

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (c)      Exhibits

Exhibit
-------
No.      Item                             Method of Filing
---      ---------------------------      -------------------------------------

(99.1)   Certification Pursuant to        Filed herein.
         18 U.S.C. Section 1350, as
         Adopted Pursuant to Section
         906 of the Sarbanes-Oxley
         Act of 2002





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned.

                                STATE BANCORP, INC.


                                By:      s/Brian K. Finneran
                                         -----------------------------------
                                         Brian K. Finneran, Secretary/Treasurer
                                         (Principal Financial Officer)

                                Date:    May 7, 2003

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

5/7/03                                      s/Thomas F. Goldrick, Jr.
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

5/7/03                                    s/Brian K. Finneran
--------                                  ----------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)