Form 10-Q
period 2003-03-31
STATE BANCORP INC
filed 2003-05-15
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2003

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

                               Yes   X       No
                                   -----        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes   X       No
                                   -----        -----

As of May 7, 2003, there were 8,065,695 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.

                                    FORM 10-Q

                                      INDEX



PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated  Balance  Sheets - March 31, 2003 and  December  31, 2002
     (Unaudited)                                                              1.

Consolidated  Statements  of Income  for the Three  Months  Ended
     March 31, 2003 and 2002 (Unaudited)                                      2.

Consolidated  Statements of Cash Flows for the Three Months Ended  March
     31, 2003 and 2002 (Unaudited)                                            3.

Consolidated  Statements of Stockholders'  Equity and Comprehensive  Income
     (Loss)for the Three Months Ended March 31, 2003 and 2002 (Unaudited)     4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       19.

Item 4.      Controls and Procedures                                         21.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               21.

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

-------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------

-------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002 (UNAUDITED)
-------------------------------------------------------


----------------------------------------------
ASSETS:                                                                             2003              2002
----------------------------------------------                              ----------------        -----------------
CASH AND DUE FROM BANKS                                                          $42,419,266             $50,586,855
FEDERAL FUNDS SOLD                                                                10,000,000                       -
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                            -              48,000,000
                                                                            -----------------       -----------------
TOTAL CASH AND CASH EQUIVALENTS                                                   52,419,266              98,586,855

SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $82,412 IN 2003 AND $26,713,300 IN 2002)                                          79,400              26,711,314
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                         689,396,411             582,899,187
                                                                            -----------------       -----------------
TOTAL SECURITIES                                                                 689,475,811             609,610,501

LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $10,225,428 IN 2003 AND $10,045,516 IN 2002)                                606,781,976             610,338,357
BANK PREMISES AND EQUIPMENT - NET                                                  7,731,038               7,879,767
NET RECEIVABLE - SECURITIES SALES                                                  7,225,041              14,173,044
OTHER ASSETS                                                                      16,257,819              21,693,660

                                                                            -----------------       -----------------
-----------------------------------------------------------
TOTAL ASSETS                                                                  $1,379,890,951          $1,362,282,184
-----------------------------------------------------------                 =================       =================

-----------------------------------------------------------
LIABILITIES:
-----------------------------------------------------------
DEPOSITS:
  DEMAND                                                                        $237,148,673            $215,876,137
  SAVINGS                                                                        599,197,053             498,767,318
  TIME                                                                           314,659,278             432,383,053
                                                                            -----------------       -----------------
TOTAL DEPOSITS                                                                 1,151,005,004           1,147,026,508

FEDERAL FUNDS PURCHASED                                                           10,000,000               4,800,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                    22,410,000              49,983,000
OTHER BORROWINGS                                                                  52,049,725              52,665,644
NET PAYABLE - SECURITIES PURCHASES                                                38,925,353               2,009,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                      7,404,819               8,115,401

                                                                            -----------------       -----------------
-----------------------------------------------------------
TOTAL LIABILITIES                                                              1,281,794,901           1,264,599,553
-----------------------------------------------------------                 -----------------       -----------------

GUARANTEED PREFERRED BENEFICIAL INTEREST
   IN SUBORDINATED DEBT                                                           10,000,000              10,000,000

COMMITMENTS AND CONTINGENT LIABILITIES

-----------------------------------------------------------
STOCKHOLDERS' EQUITY:
-----------------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                         -                       -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 8,822,121 SHARES IN 2003
  AND 8,763,679 SHARES IN 2002; OUTSTANDING 8,025,998
  SHARES IN 2003 AND 7,979,862 SHARES IN 2002                                     44,110,605              43,818,395
SURPLUS                                                                           46,243,110              45,714,829
RETAINED EARNINGS                                                                  7,074,576               5,419,517
TREASURY STOCK (796,123 SHARES IN 2003
  AND 783,817 SHARES IN 2002)                                                    (12,666,401)            (12,444,116)
ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF TAXES                                                                     3,351,792               5,218,101
UNEARNED COMPENSATION                                                                (17,632)                (44,095)

                                                                            -----------------       -----------------
-----------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        88,096,050              87,682,631
-----------------------------------------------------------                 -----------------       -----------------

-----------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,379,890,951          $1,362,282,184
-----------------------------------------------------------                 =================       =================


See accompanying notes to unaudited consolidated financial statements.

                                       (1)

-------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------

--------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
---------------------------------------------------------------------------

                                                 -------------------------
                                                       THREE MONTHS
                                                 -------------------------

                                                 -----------  ------------
                                                    2003         2002

-------------------------------------------      -----------  ------------
INTEREST INCOME:
-------------------------------------------
LOANS                                            $10,936,220  $10,590,277
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                185,234      321,255
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                 881,645      797,414
   MORTGAGE-BACKED SECURITIES                      2,410,768    2,738,956
   GOVERNMENT AGENCY SECURITIES                    2,262,599      904,843
   OTHER SECURITIES                                  344,436      140,674
                                                 -----------  ------------
TOTAL INTEREST INCOME                             17,020,902   15,493,419
                                                 -----------  ------------
-------------------------------------------
INTEREST EXPENSE:
-------------------------------------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR
   MORE                                              871,731    1,424,385
OTHER DEPOSITS AND TEMPORARY BORROWINGS            2,390,781    1,994,024
GUARANTEED PREFERRED BENEFICIAL INTEREST
   IN SUBORDINATED DEBT                              141,633            -
                                                 -----------  ------------
TOTAL INTEREST EXPENSE                             3,404,145    3,418,409
                                                 -----------  ------------

NET INTEREST INCOME                               13,616,757   12,075,010
PROVISION FOR PROBABLE LOAN LOSSES                   983,751      959,000
                                                 -----------  ------------
NET INTEREST INCOME AFTER PROVISION
   FOR PROBABLE LOAN LOSSES                       12,633,006   11,116,010
                                                 -----------  ------------
-------------------------------------------
OTHER INCOME:
-------------------------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                  390,926      381,389
NET SECURITY GAINS (LOSSES)                        1,996,078      (33,545)
OTHER OPERATING INCOME                               318,461      283,538
                                                 -----------  ------------
TOTAL OTHER INCOME                                 2,705,465      631,382
                                                 -----------  ------------
INCOME BEFORE OPERATING EXPENSES                  15,338,471   11,747,392
                                                 -----------  ------------
-------------------------------------------
OPERATING EXPENSES:
-------------------------------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS           5,560,010    4,924,486
OCCUPANCY                                            932,682      752,319
EQUIPMENT                                            388,527      328,268
LEGAL                                              2,332,900      815,234
MARKETING AND ADVERTISING                            331,355      379,763
OTHER  OPERATING  EXPENSES                         1,911,550    1,706,661
                                                 -----------  ------------
TOTAL OPERATING EXPENSES                          11,457,024    8,906,731
                                                 -----------  ------------
INCOME BEFORE INCOME TAXES                         3,881,447    2,840,661
PROVISION FOR INCOME TAXES                         1,103,567      662,271
-------------------------------------------      -----------  ------------
NET INCOME                                        $2,777,880   $2,178,390
-------------------------------------------      -----------  ------------

------------------------------------------
BASIC EARNINGS PER COMMON SHARE                      $0.35         $0.27
                                                     ------        ------
------------------------------------------

------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                    $0.34         $0.26
                                                     ------        ------
------------------------------------------

-------------------------------------------
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        8,008,640     8,127,034
-------------------------------------------      -----------  ------------

See accompanying notes to unaudited consolidated financial statements.

                                       (2)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

-----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
-----------------------------------------------------------------
---------------------------------------------                                                    --------------       -------------
OPERATING ACTIVITIES:                                                                                  2003               2002
---------------------------------------------                                                    --------------       -------------
  NET INCOME                                                                                        $2,777,880           $2,178,390
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                                 983,751              959,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                       402,060              286,443
    AMORTIZATION OF INTANGIBLES                                                                          9,034                9,034
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                        2,046,738              200,302
    AMORTIZATION OF UNEARNED COMPENSATION                                                               49,508               54,937
    NET SECURITY (GAINS) LOSSES                                                                     (1,996,078)              33,545
    DECREASE IN OTHER ASSETS, NET                                                                    5,849,853            3,890,356
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                                         (719,457)          (1,296,928)

                                                                                          ---------------------- -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                            9,403,289            6,315,079
                                                                                          ---------------------- -------------------


-----------------------------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------------------------

  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                           26,680,886               51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                             253,311,952           57,826,184
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                         65,571,345           22,606,200
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                      (383,905,152)        (295,954,025)
  DECREASE (INCREASE) IN LOANS - NET                                                                 2,572,630          (22,155,494)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                      (253,331)            (839,135)

                                                                                          ---------------------- -------------------
NET CASH USED IN INVESTING ACTIVITIES                                                              (36,021,670)        (238,464,870)
                                                                                          ---------------------- -------------------


-----------------------------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------------------------

  INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS                                               121,702,271          (30,521,995)
  DECREASE IN TIME DEPOSITS                                                                       (117,723,775)         (12,905,628)
  INCREASE IN FEDERAL FUNDS PURCHASED                                                                5,200,000                    -
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                                 (27,573,000)         158,365,250
  (DECREASE) INCREASE IN OTHER BORROWINGS                                                             (615,919)          11,604,802
  CASH DIVIDENDS PAID                                                                               (1,113,946)          (1,084,395)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                         641,424              360,671
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                                156,022               53,689
  PURCHASES OF TREASURY STOCK                                                                         (222,285)            (572,338)

                                                                                          ---------------------- -------------------
NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                                               (19,549,208)         125,300,056
                                                                                          ---------------------- -------------------


-----------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (46,167,589)        (106,849,735)
-----------------------------------------------------------------------

-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                                               98,586,855          138,110,091
-----------------------------------------------------------------------


-----------------------------------------------------------------------                   ---------------------- -------------------
CASH AND CASH EQUIVALENTS - MARCH 31                                                               $52,419,266          $31,260,356
-----------------------------------------------------------------------                   ---------------------- -------------------

-----------------------------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------------------------
     INTEREST PAID                                                                                  $3,566,730           $3,362,140
     INCOME TAXES PAID                                                                              $1,267,824              $16,500
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                        ($2,289,355)         ($2,402,399)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                              $1,122,821           $1,082,521


See accompanying notes to unaudited consolidated financial statements.

                                       (3)

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------

------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                                                           OTHER                  TOTAL     COMPRE-
                                                                                         COMPRE-  UNEARNED       STOCK-     HENSIVE
                                       COMMON                 RETAINED    TREASURY       HENSIVE   COMPEN-     HOLDERS'      INCOME
                                        STOCK      SURPLUS    EARNINGS       STOCK  INCOME (LOSS)   SATION       EQUITY      (LOSS)
                                        -----      -------    --------       -----  ------------    ------        -----      ------
BALANCE,  JANUARY 1,  2003        $43,818,395  $45,714,829  $5,419,517 ($12,444,116)  $5,218,101  ($44,095)  $87,682,631

COMPREHENSIVE INCOME:
NET INCOME                                                   2,777,880                                         2,777,880 $2,777,880
                                                                                                                         -----------

OTHER COMPREHENSIVE LOSS,
   NET OF TAX:
   UNREALIZED HOLDING LOSSES ARISING
     DURING THE PERIOD                                                                                                     (549,283)
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                    (1,317,026)
                                                                                                                         -----------
       TOTAL OTHER COMPREHENSIVE LOSS                                                 (1,866,309)             (1,866,309)(1,866,309)
                                                                                                                         -----------

TOTAL COMPREHENSIVE INCOME                                                                                                 $911,571
                                                                                                                         -----------

CASH DIVIDEND
   ($0.14 PER SHARE)                                        (1,122,821)                                       (1,122,821)

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (38,072 SHARES
  AT 95% OF MARKET VALUE)             190,360      451,064                                                       641,424

STOCK OPTIONS EXERCISED               101,850       54,172                                                       156,022

TREASURY STOCK PURCHASED                                                   (222,285)                            (222,285)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     23,045                                          26,463        49,508
                                 ------------   ------------- ---------- ----------- ------------ ----------- ----------

--------------------------------
BALANCE, MARCH 31, 2003           $44,110,605  $46,243,110  $7,074,576 ($12,666,401)  $3,351,792  ($17,632)  $88,096,050
--------------------------------
                                 -------------    --------    ---------- ----------- ------------ ----------- ----------



BALANCE,  JANUARY 1,  2002        $41,170,595  $39,202,494  $5,588,315  ($7,071,149) ($2,427,503)($174,323)  $76,288,429

COMPREHENSIVE INCOME:
NET INCOME                                                   2,178,390                                         2,178,390 $2,178,390
                                                                                                                         -----------

OTHER COMPREHENSIVE LOSS,
   NET OF TAX:
   UNREALIZED HOLDING LOSSES ARISING
     DURING THE PERIOD                                                                                                   (1,479,939)
   RECLASSIFICATION ADJUSTMENT
     FOR LOSSES INCLUDED IN NET INCOME                                                                                       19,919
                                                                                                                         -----------
       TOTAL OTHER COMPREHENSIVE LOSS                                                 (1,460,020)             (1,460,020)(1,460,020)
                                                                                                                         -----------

TOTAL COMPREHENSIVE INCOME                                                                                                 $718,370
                                                                                                                         -----------

CASH DIVIDEND
   ($0.13 PER SHARE)                                        (1,082,521)                                       (1,082,521)

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (24,891 SHARES
  AT 95% OF MARKET VALUE)             124,455      236,216                                                       360,671

STOCK OPTIONS EXERCISED                33,355       20,334                                                        53,689

TREASURY STOCK PURCHASED                                                   (572,338)                            (572,338)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     20,745                                          34,192        54,937
                                  ------------   --------- ----------    ----------- ------------ ----------- ----------

-------------------------------
BALANCE, MARCH 31, 2002           $41,328,405  $39,479,789  $6,684,184  ($7,643,487) ($3,887,523)($140,131)  $75,821,237
-------------------------------   ------------   --------- ----------    ----------- ------------ ----------- ----------

See accompanying notes to unaudited consolidated financial statements.

                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated balance sheets as of March 31, 2003 and December 31, 2002, its consolidated statements of income for the three months ended March 31, 2003 and 2002, its consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 and its consolidated statements of stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2002 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.


2.  STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2003.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 12,306 common shares at an average price of $18.06 per share.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 159,030 (adjusted for stock dividends and splits) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of March 31, 2003, 156,692 shares have been released from the suspense account and are considered outstanding for earnings per share computations.


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

                                      (5)


For the Three Months Ended March 31,                                                             2003                         2002
------------------------------------                                                             ----                         ----
Net income                                                                                 $2,777,880                   $2,178,390

Average dilutive stock options outstanding                                                    625,635                      472,905

Average exercise price per share                                                               $13.52                       $16.15

Average market price -  diluted basis                                                          $18.52                       $15.91

Average common shares outstanding                                                           8,008,640                    8,127,034

Increase in shares due to exercise of options - diluted basis                                 169,079                      129,302
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                               8,177,719                    8,256,336
                                                                                            ---------                    ---------

Net income per share - basic                                                                    $0.35                        $0.27
                                                                                                -----                        -----

Net income per share - diluted                                                                  $0.34                        $0.26
                                                                                                -----                        -----

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


5.  LOANS

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,746,000 and $2,027,000 was established for $5,023,751 and $4,954,194 of the total impaired loans at March 31, 2003 and December 31, 2002, respectively. The total average impaired loan balance was $4,975,892 for the quarter ended March 31, 2003 and $6,486,261 for the year ended December 31, 2002. Total impaired loans amounted to $5,023,751 and $4,954,194 at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, the aggregate amount of impaired collateral-dependent loans, measured based on the fair value of the underlying collateral, and of impaired loans measured using the present value of expected future cash flows discounted at each loan's effective interest rate, was $2,697,784 and $2,325,967, respectively. No interest income was recognized on impaired loans for the three months ended March 31, 2003 and 2002.

Activity in the allowance for probable loan losses for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                                           2003               2002
                                                                                                           ----               ----





Balance, January 1,                                                                                 $10,045,516         $9,255,414


Provision charged to income                                                                             983,751            959,000

Charge-offs, net of recoveries of $17,543 in 2003 and $72,096 in 2002                                  (803,839)          (975,003)
                                                                                                      ---------          ---------

Balance, March 31,                                                                                  $10,225,428         $9,239,411
                                                                                                    ===========         ==========

                                      (6)

6.  STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company discloses the pro forma effects of accounting for stock-based compensation using the fair value method.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted SFAS No. 148 as of December 31, 2002, and the impact of such adoption did not have a material impact on the Company's financial statements.

The estimated fair value of options granted during 2003 and 2002 was $4.40 and $3.10 per share, respectively. The Company applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its incentive stock option plans. Had compensation cost for the Company's four plans been determined at the fair value on the grant dates for awards under those plans, consistent with the method in SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


For the Three Months Ended March 31,                                                                          2003             2002
------------------------------------                                                                          ----             ----

Net income, as reported                                                                                 $2,777,880       $2,178,390
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                             (99,940)         (77,349)
                                                                                                          --------         --------
Pro forma net income                                                                                    $2,677,940       $2,101,041
                                                                                                        ==========       ==========

Earnings per share:
      Basic - as reported                                                                                    $0.35            $0.27
      Basic - pro forma                                                                                      $0.33            $0.26
      Diluted - as reported                                                                                  $0.34            $0.26
      Diluted - pro forma                                                                                    $0.33            $0.25



The fair value of options granted under the Company's incentive stock option plans during 2003 and 2002 were estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted-average assumptions used:

                                     (7)

                                                                                                               2003            2002
                                                                                                               ----            ----

Dividend yield                                                                                                 3.1%            3.4%
Expected volatility                                                                                           28.4%           17.7%
Risk-free interest rate                                                                                       3.38%           4.77%
Expected life of options                                                                                  7.4 years       7.3 years



7.  LEGAL PROCEEDINGS

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


8.  RECENT ACCOUNTING DEVELOPMENTS

On October 1, 2002, the Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," which allows financial institutions meeting certain criteria to reclassify their unidentifiable intangible asset balances to goodwill and retroactively cease amortization beginning as of January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of this Interpretation as of December 31, 2002, did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is not a party to any variable interest entities covered by the Interpretation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for
                                      (8)
hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company is currently assessing the impacts of this statement on its financial statements.


                                      (9)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview - The Company, a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiaries, State Bank of Long Island and subsidiaries (the "Bank"), a New York State-chartered commercial bank founded in 1966, and State Bancorp Capital Trust I (the "Trust"), an entity formed in 2002 to issue Trust Preferred securities. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp., SB Financial Services Corp., New Hyde Park Leasing Corporation and its subsidiary P.W.B. Realty, L.L.C., Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Material Changes in Financial Condition - Total assets of the Company were $1.4 billion at March 31, 2003. When compared to December 31, 2002, total assets increased by $17.6 million or 1.3%. An increase in the investment portfolio of $79.9 million was the primary contributor to the asset growth and was funded largely by growth in core deposits. Partially offsetting this increase was a reduction in lower-yielding securities purchased under agreements to resell of $48.0 million. The increase in investment securities resulted from a leverage strategy utilizing medium-term (average life) mortgage-backed securities and callable Government Agency issues.

At March 31, 2003, total deposits increased $4.0 million to $1.2 billion when compared to December 31, 2002, helping to fund the Company's asset growth. This rise was largely attributable to increases in the core deposit categories of demand, NOW, savings and money fund accounts of $21.3 million, $14.9 million, $81.4 million and $4.1 million, respectively. Largely offsetting these increases was a decrease in time deposits of $117.7 million. Management expects that low-cost core deposit balances (demand, NOW, savings and money fund accounts) will continue to grow as a result of the Company's expanded branch network, including the newest locations in Port Washington and Long Island City. The Company now has fifteen branches located throughout the tri-county area of Nassau, Suffolk and Queens. Core deposits represented approximately 72.7% of total deposits at March 31, 2003 versus 62.3 % at year-end 2002. The increase in core deposit balances has allowed the Company to reduce its dependence on short-term borrowed funds. Securities sold under agreements to repurchase declined $27.6 million, partially offset by a $5.2 million increase in Federal Funds purchased.

Average interest-earning assets for the first quarter of 2003 were up by $275.4 million or 27.3% to $1.3 billion from the comparable 2002 period. Sources of asset expansion included a $233.2 million or 62.9% increase in average investment securities, coupled with a $55.4 million or 9.9% increase in average loans, primarily commercial mortgages. This growth was partially offset by a decline in average money market instruments of $13.2 million. Average U.S. Government Agency securities and average mortgage-backed securities increased by $147.4 million and $59.0 million, respectively. Funding the first quarter asset growth was a $248.7 million increase in average deposits, mainly demand deposits and other low-cost core funding. Average core deposits increased by $267.5 million or 50.0% during the first quarter of 2003 as compared to the same period in 2002. Partially offsetting the growth in average core balances was a decline in average total time deposits of $18.8 million or 4.7%, with a decrease of $59.2 million or 19.8% in CDs over $100 thousand. Average borrowed funds increased by $9.4 million during the first quarter of 2003 when compared to the same period last year primarily as a result of a $16.3 million increase in Federal Home Loan Bank overnight funding. These activities resulted in a first quarter net interest margin on a tax-equivalent basis of 4.47%, down from 5.06% one year ago. Management anticipates a flat to slightly lower net interest margin during the remainder of 2003 as low-cost core deposit balances and loan volumes are each projected to increase while short-term interest rates are expected to stabilize at current levels. Pricing pressure in the loan portfolio is expected to offset any improvement in funding costs that will result from continued core deposit expansion. The higher level of core deposits allowed the Company to

                                      (10)
reduce its dependence on higher-cost funding which, combined with the lower interest rate environment, resulted in a 30 basis point decline in the Company's first quarter average cost of funds to 1.07% as compared to the same period in 2002.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 2003, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). Total stockholders' equity amounted to $88.1 million at March 31, 2003, representing increases of $413 thousand and $12.3 million, respectively, from December 31 and March 31, 2002. Excluding valuations related to SFAS No. 115 at the same dates, total stockholders' equity grew at rates of 2.8% and 6.3% from December 31 and March 31, 2002, respectively. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of March 31, 2003 and compares them to current regulatory guidelines and December 31 and March 31, 2002 actual results.

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets
                              --------            ------                 ------
Regulatory Minimum          3.00%-4.00%             4.00%                 8.00%

Ratios as of:

  March 31, 2003                  6.72%            11.56%                12.81%
  December 31, 2002               6.95%            11.36%                12.62%
  March 31, 2002                  7.30%            11.39%                12.65%

Regulatory Criteria for a "Well
Capitalized"  Institution         5.00%             6.00%                10.00%


The Company's stock repurchase program expended $222 thousand during the first quarter of 2003 to repurchase 12,306 shares at an average cost of $18.06 per share. Since 1998, 796,123 shares of Company stock have been repurchased at an average cost of $15.91 per share. Under the Board of Directors' existing authorization, an additional 203,877 shares may be repurchased from time to time as conditions warrant.

During the fourth quarter of 2002, the Company raised $10 million from its participation in a pooled trust preferred securities offering. The trust preferred securities, which qualify as Tier I capital for regulatory capital purposes, were issued by the Trust, bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The initial rate on the securities was 5.27%. During the first quarter of 2003, the weighted average rate on the trust preferred securities was 4.99%.

                                      (11)

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under various leases, and the capacity to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and the management Asset Liability Committee are responsible to ensure a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate, and income-producing commercial properties. At March 31, 2003 and 2002, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $224,751,000 and $166,967,000, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. Management does not anticipate any material losses as a result of these transactions. At March 31, 2003 and 2002, the Bank had letters of credit outstanding of approximately $8,374,000 and $7,367,000, respectively.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation

                                      (12)
clauses,  are as  follows:  in 2003,  $1,687,778;  in  2004,  $2,244,990;
in 2005,  $2,148,553;  in 2006,  $1,720,469;  in 2007, $1,605,535; and the
remainder to 2012, $6,093,846.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 2003, the Company's liquidity position remained stable and well within acceptable industry standards. During the first quarter of 2003, higher levels of core deposits coupled with calls on Government Agency securities and pay-downs on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 2003, the Company had access to approximately $84 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At March 31, 2003, the Company also had $16.5 million in formal and $30.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Tabular Disclosure of Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of March 31, 2003.


                                                                   Payments due by period (in thousands)
                                                                   -------------------------------------
Contractual obligations                              Total    Less than 1 year     1 - 3 years    3 - 5 years    More than 5 years
-----------------------                              -----    ----------------     -----------    -----------    -----------------

Leases covering various Bank equipment,
branches, office space and land                    $15,501            $1,688            $4,393         $3,326             $6,094

Federal funds purchased                             10,000            10,000                 -              -                  -

Securities sold under agreements to
repurchase                                          22,410            22,410                 -              -                  -

Federal Home Loan Bank of New York
overnight funding                                   50,000            50,000                 -              -                  -

Obligations under equipment lease financing          2,050             1,530               520              -                  -

Guaranteed preferred beneficial interest in
subordinated debt                                   10,000                 -                 -              -             10,000

Total                                             $109,961           $85,628            $4,913         $3,326            $16,094
-----                                             --------           -------            ------         ------            -------


                                      (13)

Material Changes in Results of Operations for the Three Months Ended March 31, 2003 versus 2002 - Net income for the three months ended March 31, 2003 was $2.8 million, an increase of $599 thousand or 27.5%, when compared to the same 2002 period. Improvements in net interest income (up 12.8%) to $13.6 million and noninterest income (up 6.7% excluding the impact of securities sales) were offset by growth in operating expenses (up 28.6%), a higher provision for probable loan losses and an increase in the effective income tax rate. Basic earnings per common share were $0.35 in 2003 and $0.27 in 2002, while fully diluted earnings per share were $0.34 and $0.26, respectively. The Company's returns on average assets and stockholders' equity were 0.82% and 12.48% in 2003 and 0.84% and 11.26% in 2002, respectively. Excluding the impact of unrealized gains and losses on securities available for sale, reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders' equity, the Company's returns on average stockholders' equity were 13.31% and 11.14% during the first three months of 2003 and 2002, respectively.

As shown in Table 2-2 following this discussion, the increase in net interest income, up $1.5 million to $13.6 million, resulted from an expanded interest-earning asset base, principally loans and mortgage-backed securities. The Company's average loan portfolio grew by $55.4 million or 9.9% compared to the first three months of 2002, primarily attributable to an increase in commercial mortgages. The newer branch locations in both Nassau and Queens Counties are expected to provide additional opportunity for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the web-based commercial cash management system, continue to be well received and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio increased, on average, by 62.9% in the first three months of 2003 as compared to 2002. This is primarily due to increases in average U.S. Government Agency securities and average mortgage-backed securities of $147.4 million and $59.0 million, respectively. This re-balancing of the investment portfolio should provide defensive yield protection if interest rates rise in the coming months.

Excluding securities transaction income, noninterest income improved $44 thousand, or 6.7%, for the first three months of 2003 as compared to 2002. This was due in large measure to increases in service charges on deposit accounts, return item charges and mutual fund sales in 2003. Excluding non-recurring items, management expects that other income will improve somewhat during the remainder of 2003 when compared to the same period in 2002.

Net securities transactions resulted in gains of $2.0 million for the first three months of 2003 as compared to losses of $34 thousand for the same period last year. During the first quarter of 2003, sales of mortgage-backed securities were undertaken as a result of the decline in interest rates and management expects to reinvest the proceeds of these sales in fixed income instruments at various maturity structures during the remainder of this year. Management will continue to closely monitor the fixed income markets during the rest of 2003 for opportunities that may arise due to movements in interest rates or short-term anomalies in the marketplace.

The 28.6% growth in total operating expenses during the first three months of 2003 as compared to 2002 was due to increases in several categories. The most significant increases pertained to salaries and other employee benefits (up $636 thousand), occupancy costs (up $180 thousand), legal expenses (up $1.5 million) and other expenses (up $205 thousand). The increase in salaries and benefits costs resulted largely from the opening of two new

                                      (14)
branches in the first half of 2002, while the growth in occupancy expense was due to both the expanded branch network and the additional occupancy requirements for the Company's support areas. The growth in legal expenses was due primarily to the ongoing litigations related to Island Mortgage Network ("IMN") and its affiliates, as previously discussed in detail in the Company's 2001 and 2002 Securities and Exchange Commission ("SEC") filings and as discussed in Part II, Item 1 herein. The Company expects to incur additional costs, not quantifiable at this time, related to the IMN litigations during the remainder of 2003. Excluding IMN-related legal expenses, total operating expenses increased at a year-over-year rate of 12.9%. The 12.0% increase in other operating expenses resulted primarily from increases in loan collection expenses, telecommunications costs and audit and examination costs.

The above factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 77.2% for the first three months of 2003 as compared to 67.4% in 2002. Excluding costs related to the IMN litigations, the Company's operating efficiency ratio would have been 62.0% and 61.7% for the first three months of 2003 and 2002, respectively. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, improved slightly during the first three months of 2003 to 3.36% from a level of 3.43% in 2002.

Income tax expense rose by $441 thousand for the first three months of 2003 as compared to 2002, resulting in an increase in the Company's effective tax rate to 28.4% from 23.3% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York State tax rate.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $6.7 million at March 31, 2003, a $351 thousand increase from December 31, 2002 and an $839 thousand reduction from the comparable 2002 date. As of March 31, 2003, restructured accruing loans declined by $66 thousand (61.7%) versus year-end 2002. Restructured loans continue to accrue and pay interest in accordance with their modified terms. Loans 90 days or more past due and still accruing interest declined by $15 thousand or 11.6% when compared to year-end 2002 and $100 thousand or 46.7% versus March 31, 2002.

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

The allowance for probable loan losses amounted to $10.2 million or 1.7% of total loans at March 31, 2003 versus $9.2 million and 1.6%, respectively, at the comparable 2002 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing, declined slightly to 150% at March 31, 2003 from 153% at December 31, 2002 but improved from 118% one year ago.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first three months of 2003 and 2002 was $983 thousand and $959 thousand, respectively. Net loan charge-offs during the same periods were approximately $804 thousand and $975 thousand, respectively. The provision for probable loan losses is continually evaluated

                                      (15)
relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2003. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the rest of 2003. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

Forward-Looking Statements and Risk Factors - This report contains forward-looking statements, including among other things, identifications of trends, loan growth, comments on the adequacy of the allowance for probable loan losses, effects of asset sensitivity and interest changes, and information concerning market risk referenced in Item 3 of Part I. The words "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements. The forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results or earnings to differ materially from such forward-looking statements include, but are not limited to, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows,
(5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments and (9) other economic, competitive, governmental, regulatory and technological factors affecting State Bancorp, Inc.'s operations, pricing, products and services. Investors are encouraged to access the Company's periodic reports filed with the SEC for financial and business information regarding the Company at www.statebankofli.com/relations. The Company undertakes no obligation to publish revised events or circumstances after the date hereof.

                                      (16)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


-----------                                  ---------------------------------------------------------------------------------------
TABLE 2 - 2                                                           NET INTEREST INCOME ANALYSIS
-----------
                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                             ---------------------------------------------------------------------------------------


($ IN THOUSANDS)
                                                                 2003                                          2002

                                             -------------------------------------------  ------------------------------------------
                                                    Average                    Average          Average                    Average
                                                    Balance      Interest   Yield/Cost          Balance      Interest   Yield/Cost
                                             -------------------------------------------  ------------------------------------------

ASSETS:
Interest-earning assets:
Mortgage-backed securities                        $ 268,401     $ 2,411         3.59 %         $ 209,389      $ 2,739         5.23 %
Municipal securities                                 81,339         882         4.34              76,516          797         4.17
Government Agency and other securities              254,093       2,605         4.10              84,738        1,041         4.91
                                                   --------      ------        -----             -------       ------         ----
Total securities                                    603,833       5,898         3.91             370,643        4,577         4.94
                                                   --------      ------        -----            --------       ------         ----
Federal funds sold                                    2,779           7         1.01               2,025            8         1.58
Securities purchased under agreements to
    resell                                           59,405         178         1.20              72,700          313         1.72
Interest-bearing deposits                               780           2         1.04               1,456            5         1.39
Loans                                               615,773      10,936         7.10             560,308       10,590         7.56
                                                   --------     -------        -----            --------      -------         ----
Total interest-earning assets                     1,282,570      17,021         5.31           1,007,132       15,493         6.15
                                                 ----------     -------        -----          ----------      -------         ----
Non-interest-earning assets                          99,548                                       47,328
                                                    -------                                       ------
Total Assets                                     $1,382,118                                  $ 1,054,460
                                                ===========                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                  $ 582,930     $ 1,152         0.80 %         $ 356,215      $   803         0.91 %
Time deposits                                       379,552       1,892         1.99             398,353        2,310         2.32
                                                   --------      ------        -----            --------       ------         ----
Total savings and time deposits                     962,482       3,044         1.27             754,568        3,113         1.66
                                                   --------      ------        -----            --------       ------         ----
Federal funds purchased                               7,671          27         1.41               1,663            8         1.92
Securities sold under agreements to
     repurchase                                       6,742          24         1.42              15,149           73         1.93
Other borrowed funds                                 33,215         167         2.01              21,383          224         4.19
Guaranteed preferred beneficial interest
    in subordinated debt                             10,000         142         5.68                   -            -           -
                                                    -------        ----        -----                  --           --          --
Total interest-bearing liabilities                1,020,110       3,404         1.34             792,763        3,418         1.73
                                                 ----------      ------        -----            --------        ------        ----
Demand deposits                                     219,255                                      178,492
Other liabilities                                    52,502                                        4,731
                                                    -------                                        -----
Total liabilities                                 1,291,867                                      975,986
Stockholders' equity                                 90,251                                       78,474
                                                    -------                                       ------
Total Liabilities and
    Stockholders' Equity                         $1,382,118                                  $ 1,054,460
                                                ===========                                  ===========
Net interest income/rate spread                                   13,617        3.97 %                         12,075         4.42 %
                                                                               -----                                         -----
Add tax-equivalent basis adjustment                                  518                                          479
                                                                    ----                                          ---
Net interest margin - tax-equivalent basis                      $ 14,135        4.47 %                       $ 12,554         5.06 %
                                                               =========       =====                        =========        =====

                                      (17)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

---------------------
TABLE 2 - 3
---------------------
--------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
MARCH 31, 2003 VERSUS DECEMBER 31, 2002 AND MARCH 31, 2002
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                             PERIOD ENDED:
-----------------------------
                                                          ---------------------------------------------
                                                              3/31/03        12/31/02          3/31/02
                                                          ------------     -----------      -----------

NONACCRUAL LOANS                                                $6,668         $6,317           $7,507
OTHER REAL ESTATE OWNED                                              -              -                -
                                                         --------------    ------------    -------------
    TOTAL NONPERFORMING ASSETS                                  $6,668         $6,317           $7,507
                                                         --------------    ------------    -------------

RESTRUCTURED ACCRUING  LOANS                                       $41           $107             $132
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                             $114           $129             $214
GROSS  LOANS  OUTSTANDING                                     $617,007       $620,384         $572,778
TOTAL  STOCKHOLDERS'  EQUITY                                   $88,096        $87,683          $75,821

ANALYSIS OF THE ALLOWANCE FOR
  PROBABLE LOAN LOSSES:                                                     QUARTER ENDED:
-----------------------
                                                        ---------------------------------------------------
                                                              3/31/2003      12/31/2002       3/31/2002
                                                          --------------    ------------      -------------
BEGINNING BALANCE                                               $10,046       $10,152           $9,255
PROVISION                                                           983           822              959
NET CHARGE-OFFS                                                    (804)         (928)            (975)
                                                          --------------    ------------      -------------
    ENDING BALANCE                                              $10,225       $10,046           $9,239
                                                          --------------    ------------      -------------

KEY  RATIOS  AT  PERIOD-END:
ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                               1.7%          1.6%             1.6%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                        1.1%          1.0%             1.3%

NONPERFORMING ASSETS  (1)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                1.1%          1.0%             1.3%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                        153.3%        159.0%           123.1%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                               149.9%        153.3%           117.6%

(1) EXCLUDES RESTRUCTURED ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

                                      (18)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at March 31, 2003 compared to December 31, 2002. The following is an update of the discussion provided therein.

The Company's largest component of market risk continues to be interest rate risk, virtually all at the Bank level. Interest rate risk is the risk to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates. The Company's Funds Management Committee sets forth guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

Interest rate risk arises from repricing risk, basis risk, yield curve risk or options risk and is measured using financial modeling techniques, including quarterly interest rate shock simulations, to measure the impact of changes in interest rates on earnings for periods of up to two years. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company. Simulation results, utilizing the Sendero asset/liability model, are influenced by a number of estimates and assumptions that are inherently uncertain and, as a consequence, results will neither precisely estimate net interest income nor precisely measure the impact of higher or lower interest rates on net interest income.

To mitigate the impact of changes in interest rates, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute an interest-sensitivity gap, which is the difference between interest-sensitive assets and interest-sensitive liabilities. These static measurements are best utilized as early indicators of potential interest rate exposures. The primary objectives of the Company's asset/liability management are to continually evaluate the interest rate risk inherent in the Company's balance sheet; to determine the level and direction of risk appropriate given the Bank's strategic focus, operating environment, liquidity requirements and performance objectives; and to manage this risk in a prudent manner consistent with approved policy.

A static gap report (see Table 3-1), a snapshot at a single point in time, measures the difference between assets and liabilities repricing in selected future time periods. The assumptions used in the report are the same as those used for the December 31, 2002 analysis. The Company's one-year cumulative gap ratio at March 31, 2003 was 131.4%. The Company's asset-sensitive position, meaning that more assets reprice on a cumulative basis than liabilities, indicates that net interest income should decrease in declining rate scenarios and increase in rising rate scenarios. However, a static gap report should only be considered a rough measurement of the impact any rate movement could have on interest income.

The Company is still not subject to foreign currency exchange or commodity price risk. At March 31, 2003, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps. There have been no material changes in the composition of assets or deposit liabilities from December 31, 2002. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2002. The Board of Directors has not amended the approved limits of acceptable variances.


                                      (19)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK (CONTINUED)

                                         ======================================================================
                                                                       MARCH 31, 2003
----------------
TABLE  3-1                                              LIQUIDITY AND INTEREST RATE SENSITIVITY
----------------                         ======================================================================

                                         ============================================================================
                                                                  SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                             Noninterest-
------------------------------
INTEREST - SENSITIVE  ASSETS : 1)      0 - 6 Months  6-12 Months  1 - 5 Years  Over 5 Years  Sensitive       Total
------------------------------         ------------  -----------  -----------  ------------  ------------   ---------
Loans (net of unearned income)  2)         $320,631      $29,539     $194,779       $65,390        $6,668    $617,007
Federal Funds Sold and
   Interest-Bearing Deposits                 10,528                                                            10,528
Securities Held to Maturity                                   51           28                                      79
Securities  Available  for  Sale  3)        157,723      109,571      258,625       153,649         3,909     683,477
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Interest-Earning Assets         488,882      139,161      453,432       219,039        10,577   1,311,091
Unrealized Net Gain on Securities
   Available for Sale                         5,920                                                             5,920
Noninterest-Bearing Cash and Due from Banks  41,891                                                            41,891
Net Receivable - Securities Sales             7,225                                                             7,225
All  Other  Assets   7)                       7,283        2,119          145            65         4,152      13,764
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Assets                         $551,201     $141,280     $453,577      $219,104       $14,729  $1,379,891
                                      -------------- ------------- ------------- ------------  ------------ -------------

----------------------------------
INTEREST-SENSITIVE LIABILITIES : 1)
----------------------------------
Savings  Accounts  4)                       $28,319      $17,319     $138,553      $103,915                  $288,106
Money  Fund  and  NOW Accounts  5)           50,945       24,645      197,297        38,204                   311,091
Time  Deposits 6)                           241,114       21,531       51,348           666                   314,659
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Interest-Bearing Deposits       320,378       63,495      387,198       142,785            -      913,856
Securities Sold Under Agreements to
   Repurchase, Federal Funds Purchased
   and Other Borrowings                      83,326          614          520                                  84,460
Guaranteed Preferred Beneficial Interest
   in Subordinated Debt                      10,000                                                            10,000
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Interest-Bearing  Liabilities   413,704       64,109      387,718       142,785            -    1,008,316
Net Payable - Securities Purchases           38,925                                                            38,925
All  Other  Liabilities,  Equity
   and Demand Deposits 7)                    22,541       11,958       84,166       125,889        88,096     332,650
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Liabilities  and  Equity       $475,170      $76,067     $471,884      $268,674       $88,096  $1,379,891
                                      -------------- ------------- ------------- ------------  ------------ -------------

Cumulative Interest-Sensitivity Gap  8)     $75,178     $150,230     $215,944      $292,198      $302,775
Cumulative Interest-Sensitivity Ratio  9)     118.2 %      131.4 %      124.9 %       129.0 %       130.0 %
Cumulative Interest-Sensitivity Gap
    As  a  %  of  Total Assets                  5.4 %       10.9 %       15.6 %        21.2 %        21.9 %

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

(5) Money fund and NOW accounts of individuals, partnerships and corporations are assumed to decline at a rate of 16.7% per year over a six-year period and 5.9% per year over a seventeen-year period, respectively, based upon the nature of their historically stable core deposit relationships. Money fund and NOW accounts of municipalities are assumed to decline at a rate of 20% per year over a five-year period, except for short-term municipal deposits that are included in the 0 - 6 months category.

(6) Reflected as maturing in each instrument's period of contractual maturity.

(7) Other assets and liabilities are shown according to their contractual payment schedule or a reasonable estimate thereof. Demand deposits, excluding short- term municipal deposits, are assumed to decline at a rate of 9.1% per year over an eleven-year period based upon the nature of their historically stable core deposit relationships. Short-term municipal deposits are included in the 0 - 6 months category.

(8) Total interest-earning assets minus total interest-bearing liabilities.

(9) Total interest-earning assets as a percentage of total interest-bearing liabilities.

                                      (20)

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



                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of May 7, 2003 are as follows:

         Blanton,  et al. v. IMN Financial  Corp., et al., Adv. Proc.
         ------------------------------------------------
No. 01-8096,  Bankruptcy  Court for the Eastern District of New York.

         Moritz,  et al. v. National  Settlement  Services Corp.,  et al.,
         ----------------------------------------------------------------
Civil Action No. 3:00 CV 426 MU, Western  District of North Carolina.

         First American Title Insurance Co.,et al. v. State Bank of Long Island,
         ----------------------------------------------------------------------
Index No. 13438/01,  Supreme Court of the State of New York.

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

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position.
The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations.

                                      (21)

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.


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



                               STATE BANCORP, INC.




5/15/03                                   s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President



5/15/03                                   s/Brian K. Finneran
--------                                  ----------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)


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

5/15/03                                     s/Thomas F. Goldrick, Jr.
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

5/15/03                                   s/Brian K. Finneran
--------                                  ----------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)


                                      (25)