Form 10-Q
period 2003-06-30
STATE BANCORP INC
filed 2003-08-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 2003

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

As of August 7, 2003, there were 8,510,771 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

PART I.      FINANCIAL INFORMATION                                          Page
                                                                            ----
Item 1.      Consolidated Financial Statements

Consolidated  Balance  Sheets - June 30, 2003 and  December  31, 2002
     (Unaudited)                                                              1.

Consolidated  Statements  of Income  for the Three  and Six Months  Ended
     June 30, 2003 and 2002 (Unaudited)                                       2.

Consolidated  Statements of Cash Flows for the Six Months Ended  June
     30, 2003 and 2002 (Unaudited)                                            3.

Consolidated  Statements of Stockholders'  Equity and Comprehensive  Income
     (Loss)for the Six Months Ended June 30, 2003 and 2002 (Unaudited)        4.

Notes to Unaudited Consolidated Financial Statements                          5.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk       19.

Item 4.      Controls and Procedures                                         21.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               21.

Item 2.      Changes in Securities - None                                    N/A

Item 3.      Defaults upon Senior Securities - None                          N/A

Item 4.      Submission of Matters to a Vote of Security Holders             22.

Item 5.      Other Information                                               22.

Item 6.      Exhibits and Reports on Form 8-K                                22.

SIGNATURES                                                                   24.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT              25.

-------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------

-------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)
-------------------------------------------------------
----------------------------------------------
ASSETS:                                                                             2003              2002
----------------------------------------------                                ----------------        -----------------
CASH AND DUE FROM BANKS                                                            $45,913,872              $50,586,855
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                     60,000,000               48,000,000
                                                                             -----------------        -----------------
TOTAL CASH AND CASH EQUIVALENTS                                                    105,913,872               98,586,855

SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $82,293 IN 2003 AND $26,713,300 IN 2002)                                            79,400               26,711,314
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                           603,871,892              582,899,187
                                                                             -----------------        -----------------
TOTAL SECURITIES                                                                   603,951,292              609,610,501

LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $10,394,888 IN 2003 AND $10,045,516 IN 2002)                                  632,942,483              610,338,357
BANK PREMISES AND EQUIPMENT - NET                                                    7,598,206                7,879,767
NET RECEIVABLE - SECURITIES SALES                                                   57,889,858               14,173,044
OTHER ASSETS                                                                        14,929,393               21,693,660
                                                                             -----------------        -----------------
-----------------------------------------------------------
TOTAL ASSETS                                                                    $1,423,225,104           $1,362,282,184
-----------------------------------------------------------                  =================        =================
-----------------------------------------------------------
LIABILITIES:
-----------------------------------------------------------
DEPOSITS:
  DEMAND                                                                          $242,202,412             $215,876,137
  SAVINGS                                                                          567,562,664              498,767,318
  TIME                                                                             293,044,746              432,383,053
                                                                             -----------------        -----------------
TOTAL DEPOSITS                                                                   1,102,809,822            1,147,026,508

FEDERAL FUNDS PURCHASED                                                             28,050,000                4,800,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                               -               49,983,000
OTHER BORROWINGS                                                                    74,007,109               52,665,644
NET PAYABLE - SECURITIES PURCHASES                                                 110,035,122                2,009,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                        6,931,703                8,115,401
                                                                             -----------------        -----------------
-----------------------------------------------------------
TOTAL LIABILITIES                                                                1,321,833,756            1,264,599,553
-----------------------------------------------------------                  -----------------        -----------------

GUARANTEED PREFERRED BENEFICIAL INTEREST
   IN SUBORDINATED DEBT                                                             10,000,000              10,000,000

COMMITMENTS AND CONTINGENT LIABILITIES

-----------------------------------------------------------
STOCKHOLDERS' EQUITY:
-----------------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                            -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 9,271,575 SHARES IN 2003
  AND 9,201,863 SHARES IN 2002; OUTSTANDING 8,452,648
  SHARES IN 2003 AND 8,378,855 SHARES IN 2002                                       46,357,875               43,818,395
SURPLUS                                                                             52,341,358               45,714,829
RETAINED EARNINGS                                                                    1,741,012                5,419,517
TREASURY STOCK (818,927 SHARES IN 2003
  AND 783,817 SHARES IN 2002)                                                      (13,086,939)             (12,444,116)
ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF TAXES                                                                       4,038,042                5,218,101
UNEARNED COMPENSATION                                                                        -                  (44,095)
                                                                             -----------------        -----------------
-----------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                          91,391,348               87,682,631
-----------------------------------------------------------                  -----------------        -----------------
-----------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,423,225,104           $1,362,282,184
-----------------------------------------------------------                  =================        =================

See accompanying notes to unaudited consolidated financial statements.
                                       (1)

-------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------

--------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
---------------------------------------------------------------------------
                                                                         THREE MONTHS                        SIX MONTHS
                                                                         ------------                        ----------
                                                                    2003              2002              2003             2002
                                                                    ----              ----              ----             ----

INTEREST INCOME:
----------------
LOANS                                                             $10,911,816       $10,846,301       $21,848,036      $21,436,578
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                 139,150            77,032           324,384          398,287
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                  797,175           917,517         1,678,820        1,714,931
   MORTGAGE-BACKED SECURITIES                                       1,955,097         3,243,328         4,365,865        5,982,284
   GOVERNMENT AGENCY SECURITIES                                     2,307,177         1,733,713         4,569,776        2,638,556
   OTHER SECURITIES                                                   384,857           287,242           729,293          427,916
                                                                   ----------        ----------        ----------       ----------
TOTAL INTEREST INCOME                                              16,495,272        17,105,133        33,516,174       32,598,552
                                                                   ----------        ----------        ----------       ----------
INTEREST EXPENSE:
-----------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                      646,863         1,386,309         1,518,594        2,810,694
OTHER DEPOSITS AND TEMPORARY BORROWINGS                             2,509,659         2,710,146         4,900,440        4,704,170
GUARANTEED PREFERRED BENEFICIAL INTEREST
   IN SUBORDINATED DEBT                                               137,267                 -           278,900                -
                                                                    ---------         ---------         ---------        ---------
TOTAL INTEREST EXPENSE                                              3,293,789         4,096,455         6,697,934        7,514,864
                                                                    ---------         ---------         ---------        ---------
NET INTEREST INCOME                                                13,201,483        13,008,678        26,818,240       25,083,688
PROVISION FOR PROBABLE LOAN LOSSES                                    983,751           963,000         1,967,502        1,922,000
                                                                   ----------        ----------        ----------       ----------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                          12,217,732        12,045,678        24,850,738       23,161,688
                                                                   ----------        ----------        ----------       ----------
NONINTEREST INCOME:
-------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                   366,144           356,951           757,070          738,340
NET SECURITY GAINS                                                  1,585,472         1,454,055         3,581,550        1,420,510
OTHER OPERATING INCOME                                                542,410           369,238           860,871          652,776
                                                                    ---------         ---------         ---------        ---------
TOTAL NONINTEREST INCOME                                            2,494,026         2,180,244         5,199,491        2,811,626
                                                                    ---------         ---------         ---------        ---------
INCOME BEFORE OPERATING EXPENSES                                   14,711,758        14,225,922        30,050,229       25,973,314
                                                                   ----------        ----------        ----------       ----------
OPERATING EXPENSES:
-------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                            5,559,618         4,979,184        11,119,628        9,903,670
OCCUPANCY                                                             963,702           790,962         1,896,384        1,543,281
EQUIPMENT                                                             403,669           333,463           792,196          661,731
LEGAL                                                                 819,650         1,097,120         3,152,550        1,912,354
MARKETING AND ADVERTISING                                             277,396           458,543           608,751          838,306
OTHER  OPERATING  EXPENSES                                          1,809,581         1,885,290         3,721,131        3,591,951
                                                                    ---------         ---------        ----------       ----------
TOTAL OPERATING EXPENSES                                            9,833,616         9,544,562        21,290,640       18,451,293
                                                                    ---------         ---------        ----------       ----------
INCOME BEFORE INCOME TAXES                                          4,878,142         4,681,360         8,759,589        7,522,021
PROVISION FOR INCOME TAXES                                          1,477,630         1,264,913         2,581,197        1,927,184
                                                                    ---------         ---------         ---------        ---------
NET INCOME                                                         $3,400,512        $3,416,447        $6,178,392       $5,594,837
----------                                                         ----------        ----------        ----------       ----------

BASIC EARNINGS PER COMMON SHARE                                         $0.40             $0.40             $0.73            $0.65
-------------------------------                                         -----             -----             -----            -----
DILUTED EARNINGS PER COMMON SHARE                                       $0.40             $0.39             $0.72            $0.64
---------------------------------                                       -----             -----             -----            -----
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                          8,453,602         8,554,486         8,431,460        8,543,994
 -------------------------                                          ---------         ---------         ---------        ---------

See accompanying notes to unaudited consolidated financial statements.
                                       (2)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

-----------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
-----------------------------------------------------------------
---------------------------------------------                                                    --------------       -------------
OPERATING ACTIVITIES:                                                                                  2003               2002
---------------------------------------------                                                    --------------       -------------
  NET INCOME                                                                                      $6,178,392           $5,594,837
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                             1,967,502            1,922,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                     818,563              579,094
    AMORTIZATION OF INTANGIBLES                                                                       18,068               18,068
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                      4,312,264            1,259,966
    AMORTIZATION OF UNEARNED COMPENSATION                                                             82,601              111,432
    NET SECURITY GAINS                                                                            (3,581,550)          (1,420,510)
    DECREASE IN OTHER ASSETS, NET                                                                  7,119,752            3,141,563
    (DECREASE) INCREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                                     (1,206,443)           1,542,443

                                                                                          ---------------------- -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         15,709,149           12,748,893
                                                                                          ---------------------- -------------------
-----------------------------------------------------------------------
INVESTING ACTIVITIES:
-----------------------------------------------------------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                         26,680,886               51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                           344,662,125          155,221,137
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                      203,071,779           61,384,360
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                    (506,730,599)        (509,042,108)
  INCREASE IN LOANS - NET                                                                        (24,571,628)         (34,496,200)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                    (537,002)          (1,767,825)
                                                                                          ---------------------- -------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                               42,575,561         (328,649,236)
                                                                                          ---------------------- -------------------
-----------------------------------------------------------------------
FINANCING ACTIVITIES:
-----------------------------------------------------------------------
  INCREASE IN DEMAND AND SAVINGS DEPOSITS                                                         95,121,621           67,560,397
  DECREASE IN TIME DEPOSITS                                                                     (139,338,307)          (7,913,324)
  INCREASE IN FEDERAL FUNDS PURCHASED                                                             23,250,000            3,700,000
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                               (49,983,000)          96,276,000
  INCREASE IN OTHER BORROWINGS                                                                    21,341,465           52,419,566
  CASH DIVIDENDS PAID                                                                             (2,236,767)          (2,166,916)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                     1,275,630              864,173
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                              237,262              143,778
  PROCEEDS FROM SHARES ISSUED UNDER DIRECTORS' STOCK PLAN                                             17,226                    -
  PURCHASES OF TREASURY STOCK                                                                       (642,823)          (1,107,403)
                                                                                          ---------------------- -------------------
NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                                             (50,957,693)         209,776,271
                                                                                          ---------------------- -------------------
-----------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               7,327,017         (106,124,072)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                                             98,586,855          138,110,091
-----------------------------------------------------------------------

-----------------------------------------------------------------------                   ---------------------- -------------------
CASH AND CASH EQUIVALENTS - JUNE 30                                                             $105,913,872          $31,986,019
-----------------------------------------------------------------------                   ---------------------- -------------------
-----------------------------------------------------------------------
SUPPLEMENTAL DATA:
-----------------------------------------------------------------------
     INTEREST PAID                                                                                $6,967,844           $7,563,591
     INCOME TAXES PAID                                                                            $2,547,974           $1,111,200
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                      ($1,553,613)          $5,924,512
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                            $1,136,691           $1,086,810

See accompanying notes to unaudited consolidated financial statements.
                                       (3)

-----------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------

------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
------------------------------------------------------------------------
                                                                                     ACCUMULATED
                                                                                           OTHER                  TOTAL     COMPRE-
                                                                                         COMPRE-  UNEARNED       STOCK-     HENSIVE
                                       COMMON                 RETAINED    TREASURY       HENSIVE   COMPEN-     HOLDERS'      INCOME
                                        STOCK      SURPLUS    EARNINGS       STOCK  INCOME (LOSS)   SATION       EQUITY      (LOSS)
                                        -----      -------    --------       -----  ------------    ------        -----      ------
BALANCE,  JANUARY 1,  2003        $43,818,395  $45,714,829  $5,419,517 ($12,444,116)  $5,218,101  ($44,095)  $87,682,631
COMPREHENSIVE INCOME:
NET INCOME                                                   6,178,392                                         6,178,392 $6,178,392
                                                                                                                         -----------
OTHER COMPREHENSIVE LOSS,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                    1,154,864
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                    (2,334,923)
                                                                                                                         -----------
       TOTAL OTHER COMPREHENSIVE LOSS                                                 (1,180,059)             (1,180,059)(1,180,059)
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                               $4,998,333
                                                                                                                         -----------
CASH DIVIDEND
   ($0.27 PER SHARE)                                        (2,259,512)                                       (2,259,512)

5% STOCK DIVIDEND (401,978 SHARES
   AT MARKET VALUE)                 2,009,890    5,587,495  (7,597,385)                                               -

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (74,168 SHARES
  AT 95% OF MARKET VALUE)             370,840      904,790                                                     1,275,630

STOCK OPTIONS EXERCISED               153,965       83,297                                                       237,262

STOCK ISSUED UNDER
  DIRECTORS' STOCK PLAN                 4,785       12,441                                                        17,226

TREASURY STOCK PURCHASED                                                   (642,823)                            (642,823)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     38,506                                          44,095        82,601
                                 ------------   ------------- ---------- ----------- ------------ ----------- ----------
--------------------------------
BALANCE, JUNE 30, 2003            $46,357,875  $52,341,358  $1,741,012 ($13,086,939)  $4,038,042   $  -      $91,391,348
--------------------------------
                                 -------------    --------    ---------- ----------- ------------ ----------- ----------
BALANCE,  JANUARY 1,  2002        $41,170,595  $39,202,494  $5,588,315  ($7,071,149) ($2,427,503)($174,323)  $76,288,429
COMPREHENSIVE INCOME:
NET INCOME                                                   5,594,837                                         5,594,837 $5,594,837
                                                                                                                         -----------
OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                    4,725,903
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                      (936,966)
                                                                                                                         -----------
       TOTAL OTHER COMPREHENSIVE INCOME                                                3,788,937               3,788,937  3,788,937
                                                                                                                         -----------
TOTAL COMPREHENSIVE INCOME                                                                                               $9,383,774
                                                                                                                         -----------
CASH DIVIDEND
   ($0.25 PER SHARE)                                        (2,169,330)                                       (2,169,330)

5% STOCK DIVIDEND (398,246 SHARES
   AT MARKET VALUE)                 1,946,230    5,110,800  (7,057,030)                                               -

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (56,419 SHARES
  AT 95% OF MARKET VALUE)             282,095      582,078                                                       864,173

STOCK OPTIONS EXERCISED                94,340       49,438                                                       143,778

TREASURY STOCK PURCHASED                                                 (1,107,403)                          (1,107,403)

AMORTIZATION OF UNEARNED
   COMPENSATION                                     46,308                                          65,124       111,432
                                  ------------   --------- ----------    ----------- ------------ ----------- ----------
-------------------------------
BALANCE, JUNE 30, 2002            $43,493,260  $44,991,118  $1,956,792  ($8,178,552)  $1,361,434 ($109,199)  $83,514,853
-------------------------------   ------------   --------- ----------    ----------- ------------ ----------- ----------

See accompanying notes to unaudited consolidated financial statements.
                                       (4)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated balance sheets as of June 30, 2003 and December 31, 2002, its consolidated statements of income for the three and six months ended June 30, 2003 and 2002, its consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 and its consolidated statements of stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2002 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

Accounting for Stock Options
----------------------------

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

                                      (5)

For the Six Months Ended June 30,                                                                             2003             2002
------------------------------------                                                                          ----             ----

Net income, as reported                                                                                 $6,178,392       $5,594,837
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                            (140,975)        (115,065)
                                                                                                          --------         --------
Pro forma net income                                                                                    $6,037,417       $5,479,772
                                                                                                        ==========       ==========

Earnings per share:
      Basic - as reported                                                                                    $0.73            $0.65
      Basic - pro forma                                                                                      $0.72            $0.64
      Diluted - as reported                                                                                  $0.72            $0.64
      Diluted - pro forma                                                                                    $0.70            $0.63



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
Expected life of options                                                                                  7.4 years       7.3 years


2.  STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2003.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 22,804 common shares at an average price of $18.44 per share.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 166,981 (adjusted for stock dividends) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company

                                      (6)
recognizes compensation expense equal to the current market price of the common shares. As of June 30, 2003, all shares have been released from the suspense account and are considered outstanding for earnings per share computations.


3.  EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends.


For the Six Months Ended June 30,                                                                2003                         2002
------------------------------------                                                             ----                         ----
Net income                                                                                 $6,178,392                   $5,594,837

Average dilutive stock options outstanding                                                    776,870                      621,815

Average exercise price per share                                                               $13.67                       $12.17

Average market price -  diluted basis                                                          $17.91                       $15.78

Average common shares outstanding                                                           8,431,460                    8,543,994

Increase in shares due to exercise of options - diluted basis                                 183,944                      142,398
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                               8,615,404                    8,686,392
                                                                                            ---------                    ---------

Net income per share - basic                                                                    $0.73                        $0.65
                                                                                                -----                        -----

Net income per share - diluted                                                                  $0.72                        $0.64
                                                                                                -----                        -----

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


5.  LOANS

The recorded investment in loans that are considered to be impaired, for the quarter ended June 30, 2003 and for the year ended December 31, 2002, is summarized below.

                                      (7)

                                                                           ---------------------------- --------------------------
                                                                                  For the Quarter Ended         For the Year Ended
                                                                                          June 30, 2003          December 31, 2002
                                                                           ---------------------------- --------------------------
Amount measured using the present value of expected future
    cash flows, discounted at each loan's effective interest rate                            $2,294,042                 $3,352,079

Impaired collateral-dependent loans                                                           7,914,449                  1,602,115
                                                                                              ---------                  ---------
Total amount evaluated as impaired                                                          $10,208,491                 $4,954,194
                                                                                            ===========                 ==========
Average impaired loan balance                                                               $10,725,383                 $6,486,261

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $3,051,000 and $2,027,000 was established for $9,627,943 and $4,954,194 of the total impaired loans at June 30, 2003 and December 31, 2002, respectively. No specific allowance was required for the remaining balance of impaired loans in 2003. Interest income of $43,547 and $7,903 was recognized on impaired loans for the three and six months ended June 30, 2003 and 2002, respectively.

Activity in the allowance for probable loan losses for the six months ended June 30, 2003 and 2002 is as follows:

                                                                                                           2003               2002
                                                                                                           ----               ----
Balance, January 1,                                                                                 $10,045,516         $9,255,414

Provision charged to income                                                                           1,967,502          1,922,000

Charge-offs, net of recoveries of $148,680 in 2003 and $153,100 in 2002                              (1,618,130)        (1,283,335)
                                                                                                      ---------          ---------
Balance, June 30,                                                                                   $10,394,888         $9,894,079
                                                                                                    ===========         ==========

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

Recent Accounting Developments - On October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 147, "Acquisitions of Certain Financial Institutions," which allows financial institutions meeting certain criteria to reclassify their unidentifiable intangible asset balances to goodwill and retroactively cease amortization beginning as of January 1, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of this Interpretation as of December 31, 2002, did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through a trust established for such purpose. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN No. 46. Management does not believe the results of the assessment will result in a material change to the Company's financial statements upon the adoption of FIN No. 46 in the third quarter of 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company's adoption of SFAS No. 149 as of July 1, 2003, did not have a material impact on the Company's financial statements.

                                      (9)

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which under prior accounting principles generally accepted in the United States of America could be designated as equity, be classified as liabilities on the balance sheet. SFAS No. 150 is effective for certain financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company currently classifies its trust preferred securities in the mezzanine section of the Consolidated Balance Sheet. These securities will be reclassified as debt under the provisions of SFAS No. 150, effective July 1, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's consolidated financial statements.

Material Changes in Financial Condition - Total assets of the Company were $1.4 billion at June 30, 2003. When compared to December 31, 2002, total assets increased by $60.9 million or 4.5%. Increases in the loan portfolio of $23.0 million, lower-yielding money market investments of $12.0 million and the receivable for investment securities sales of $43.7 million were the primary contributors to the asset growth, partially offset by decreases in the investment portfolio and cash balances due from correspondent banks. Sales of mortgage-backed securities and long-term municipal notes during the first half of 2003 were undertaken as a result of the dramatic decline in interest rates. Management will continue to closely monitor the fixed income markets throughout the balance of the year to take advantage of any opportunities that may arise due to any further movement in interest rates.

At June 30, 2003, total deposits were $1.1 billion, a decrease of $44.2 million or 3.9% when compared to December 31, 2002. This decline was largely attributable to a decrease in time deposits of $139.3 million, coupled with a decrease in money fund accounts of $16.0 million. Partially offsetting these decreases were increases in the core deposit categories of demand, NOW and savings of $26.3 million, $16.9 million and $67.9 million, respectively. Management expects that low-cost core deposit balances (such as demand, NOW, savings and money fund accounts) will continue to grow as a result of the Company's expanded branch network that now totals fifteen branches located throughout the tri-county area of Nassau, Suffolk and Queens. Low-cost core deposits represented approximately 73.4% of total deposits at June 30, 2003 versus 62.3 % at year-end 2002. The increase in core deposit balances continues to allow the Company to reduce its dependence on short-term borrowed funds.

Average interest-earning assets for the second quarter of 2003 were up by $193.0 million or 17.1% to $1.3 billion from the comparable 2002 period. Sources of asset expansion included a $105.6 million or 20.0% increase in average investment securities, a $56.9 million or 9.8% increase in average loans, primarily commercial mortgages, and an increase in average money market instruments of $30.5 million.

Funding the second quarter asset growth was a $199.6 million increase in average deposits, mainly demand deposits and other low-cost core funding. Average core deposits increased $320.3 million or 55.2% during the second quarter of 2003 as compared to the same period in 2002. Partially offsetting the growth in average core balances was a decline in average total time deposits of $120.7 million or 28.5%, including a decrease of $97.7 million or 34.9% in CDs over $100 thousand. Average borrowed funds decreased by $31.7 million or 32.0% during the second quarter of 2003 when compared to the same period last year. This is primarily attributable to a $41.9 million decline in securities sold under agreements to repurchase, partially offset by a $9.3 million increase in Federal Home Loan Bank overnight funding. These activities resulted in a second quarter net interest margin on a tax-equivalent basis of 4.12%, down from 4.80% one year ago. Management anticipates a slightly lower net interest margin during the remainder of 2003 as reductions in asset yields offset growth in low-cost core deposit balances and loans. Pricing pressure in the loan portfolio is expected to offset any improvement in funding costs that will result from continued core deposit expansion. The increased level of core deposits has allowed the Company to reduce its dependence on higher-cost funding which, combined with the lower interest rate environment, resulted in a 46 basis points decline in the Company's second quarter average cost of funds to 0.99% as compared to the same period in 2002.

                                      (10)

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 2003, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Total stockholders' equity amounted to $91.4 million at June 30, 2003, representing increases of $3.7 million and $7.9 million, respectively, from December 31 and June 30, 2002. Total stockholders' equity grew at rates of 4.2% and 9.4% from December 31 and June 30, 2002, respectively. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of June 30, 2003 and compares them to current regulatory guidelines and December 31 and June 30, 2002 actual results.

TABLE 2-1


                                          Tier I Capital/         Total Capital/
                                Tier I     Risk-Weighted          Risk-Weighted
                              Leverage            Assets                 Assets
                              --------            ------                 ------
Regulatory Minimum          3.00%-4.00%             4.00%                 8.00%

Ratios as of:

  June 30, 2003                   6.82%            11.30%                12.55%
  December 31, 2002               6.95%            11.36%                12.62%
  June 30, 2002                   6.71%            11.00%                12.26%

Regulatory Criteria for a "Well
Capitalized"  Institution         5.00%             6.00%                10.00%


The Company's stock repurchase program expended $421 thousand during the second quarter of 2003 to repurchase 22,804 shares at an average cost of $18.44 per share. Since 1998, a total of 818,927 shares of Company stock have been repurchased at an average cost of $15.98 per share. Under the Board of Directors' existing authorization, an additional 181,073 shares may be repurchased from time to time as conditions warrant.

During the fourth quarter of 2002, the Company raised $10 million from its participation in a pooled trust preferred securities offering. The trust preferred securities, which qualify as Tier I capital for regulatory capital purposes, were issued by the Trust, bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The initial rate on the securities was 5.27%. During the second quarter of 2003, the weighted average rate on the trust preferred securities was 4.76%.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the withdrawal of deposits on
                                      (11)
demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under various leases, and the capacity to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and Management's Asset Liability Committee are responsible for ensuring a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate, and income-producing commercial properties. At June 30, 2003 and 2002, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $221.2 million and $150.0 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. Management does not anticipate any material losses as a result of these transactions. At June 30, 2003 and 2002, the Bank had letters of credit outstanding of approximately $11.8 million and $8.0 million, respectively.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2003, $1.1 million; in 2004, $2.3 million; in 2005, $2.2 million; in 2006, $1.7 million; in 2007, $1.6 million; and the remainder to 2012, $6.1 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand
                                      (12)
and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 2003, the Company's liquidity position remained stable and well within acceptable industry standards. During the second quarter of 2003, higher levels of core deposits coupled with calls on Government Agency securities and pay-downs on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 2003, the Company had access to approximately $85 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At June 30, 2003, the Company also had $16.5 million in formal and $15.0 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Tabular Disclosure of Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of June 30, 2003.


                                                                   Payments due by period (in thousands)
                                                                   -------------------------------------
Contractual obligations                              Total    Less than 1 year     1 - 3 years    3 - 5 years    More than 5 years
-----------------------                              -----    ----------------     -----------    -----------    -----------------

Leases covering various Bank equipment,
branches, office space and land                    $14,952            $1,124            $4,408         $3,326             $6,094

Federal funds purchased                             28,050            28,050                 -              -                  -

Federal Home Loan Bank of New York
overnight funding                                   72,500            72,500                 -              -                  -

Obligations under equipment lease financing          1,507             1,154               353              -                  -

Guaranteed preferred beneficial interest in
subordinated debt                                   10,000                 -                 -              -             10,000

Total                                             $127,009          $102,828            $4,761         $3,326            $16,094
-----                                             --------          --------            ------         ------            -------

Material Changes in Results of Operations for the Six Months Ended June 30, 2003 versus 2002 - Net income for the six months ended June 30, 2003 was $6.2 million, an increase of $584 thousand or 10.4%, when compared to the same 2002 period. Improvements in net interest income to $26.8 million (up 6.9%) and noninterest income to $5.2 million were offset by growth in operating expenses (up 15.4%), a slightly higher provision for probable loan losses and an increase in the effective income tax rate. Basic earnings per common share were $0.73 in 2003 and $0.65 in 2002, while fully diluted earnings per share were $0.72 and $0.64, respectively. The Company's returns on average assets and stockholders' equity were 0.90% and 13.72% in 2003 and 1.01% and 14.26% in 2002, respectively.

As shown in Table 2-2 following this discussion, the increase in net interest income, up $1.7 million to $26.8 million, resulted from an expanded interest-earning asset base, principally loans, Government Agency and mortgage-backed securities. The Company's average loan portfolio grew by $56.2 million or 9.8% compared to
                                      (13)
the first six months of 2002, primarily attributable to an increase in commercial mortgages. The newer branch locations in both Nassau and Queens Counties are expected to provide additional opportunity for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio increased 37.6%, on average, during the first six months of 2003 as compared to 2002. This is primarily due to increases in average U.S. Government Agency securities and average mortgage-backed securities of $119.8 million and $32.9 million, respectively, somewhat offset by a continued reduction in exposure to lower-yielding, short-term local municipal paper.

The continued decline in interest rates during the second quarter of 2003, which included another 25 basis points reduction in the Company's prime rate, negatively impacted the Company's six-month net interest margin. Although the average rate on interest-bearing liabilities declined to 1.03%, reductions in the average yields on loans and investment securities resulted in a 63 basis points narrowing of the June year-to-date net interest margin to 4.29% from 4.92% a year ago.

Noninterest income improved $2.4 million, or 84.9%, for the first six months of 2003 as compared to 2002. This was due in large measure to a $2.2 million increase in net security gains, coupled with an increase in other operating income. Sales of mortgage-backed securities and long-term municipal notes during the first half of 2003, undertaken as a result of the dramatic decline in interest rates, produced these gains. Management will continue to closely monitor the fixed income markets throughout the balance of the year to take advantage of any opportunities that may arise due to any further movement in interest rates. Other operating income increased as the result of growth in residential mortgage loan sale fees, letter of credit fees, cash management fees and annuity sales commissions in 2003.

The 15.4% growth in total operating expenses during the first six months of 2003 as compared to 2002 was due to increases in several categories. The most significant increases pertained to salaries and other employee benefits (up $1.2 million), occupancy costs (up $353 thousand) and legal expenses (up $1.2 million). The increase in salaries and benefits costs resulted largely from the opening of two new branches in the first half of 2002 coupled with growth in support staff and related benefit costs during 2003, while the growth in occupancy expense was due to both the expanded branch network and the additional occupancy requirements for the Company's support areas. The growth in legal expenses was due solely to the ongoing litigations related to Island Mortgage Network ("IMN") and its affiliates, as previously discussed in detail in the Company's 2001, 2002 and 2003 Securities and Exchange Commission ("SEC") filings and as discussed in detail in Part II, Item 1 herein. The Company will incur additional costs, not quantifiable at this time, related to the IMN litigations during the remainder of 2003 and expects that the second quarter legal expenses are generally indicative of quarterly expenses to be incurred for the balance of the year.

The above factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 72.5% for the first six months of 2003 as compared to 67.1% in 2002. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, improved during the first six months of 2003 to

                                      (14)

3.09% from a level of 3.32% in 2002.

Income tax expense rose by $654 thousand for the first six months of 2003 as compared to 2002, resulting in an increase in the Company's effective tax rate to 29.5% from 25.6% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York State tax rate.

Material Changes in Results of Operations for the Three Months Ended June 30, 2003 versus 2002 - Net income for the three months ended June 30, 2003 was $3.4 million, a slight decrease of $16 thousand or 0.5%, when compared to the same 2002 period. Growth in operating expenses (up 3.0%), a nominally higher provision for probable loan losses and an increase in the effective income tax rate were partially offset by improvements in net interest income (up 1.5%) and noninterest income. Basic earnings per common share were $0.40 in 2003 and 2002, while fully diluted earnings per share were $0.40 and $0.39, respectively. The Company's returns on average assets and stockholders' equity were 0.97% and 14.92% in 2003 and 1.16% and 17.19% in 2002, respectively.

The reasons supporting the second quarter earnings performance are, for the most part, similar to those already discussed in the six-month analysis. The increase in net interest income, up $193 thousand to $13.2 million, resulted from an expanded interest-earning asset base, principally loans and Government Agency securities. The Company's average loan portfolio grew by $56.9 million or 9.8% compared to the second quarter of 2002, primarily attributable to an increase in commercial mortgages. The Company's investment portfolio increased 20.0%, on average, during the second quarter of 2003 as compared to 2002. This is primarily due to an increase in average U.S. Government Agency securities of $92.4 million, somewhat offset by a continued reduction in exposure to lower-yielding, short-term local municipal paper. The asset growth was partially offset by a 68 basis points narrowing of the net interest margin to 4.12% in 2003 resulting from the ongoing low interest rate environment. Future rate reductions, if any, will negatively impact margins and, because of the Company's dependence on spread income, will also have a negative impact on earnings.

Noninterest income improved $314 thousand, or 14.4%, for the second quarter of 2003 as compared to 2002. This was due in large measure to a $131 thousand increase in net security gains, coupled with a $173 thousand increase in other operating income, mainly due to growth in residential mortgage loan sale fees, letter of credit fees and annuity sales commissions in 2003.

The 3.0% growth in total operating expenses during the second quarter of 2003 as compared to 2002 was primarily due to increases in salaries and other employee benefits (up $580 thousand) and occupancy costs (up $173 thousand), partially offset by decreases in legal and marketing expenses of $277 thousand and $181 thousand, respectively.

The above factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 67.7% for the second quarter of 2003 as compared to 66.9% in 2002. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, improved during the second quarter of 2003 to 2.82% from a level of 3.23% in 2002.

Income tax expense rose by $213 thousand for the second quarter of 2003 as compared to 2002, resulting in an increase in the Company's effective tax rate to 30.3% from 27.0% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $12.1 million at June 30, 2003, a $5.8 million increase from December 31, 2002 and a $3.9 million

                                      (15)
increase from the comparable 2002 date. The increase in nonperforming assets is primarily the result of the second quarter 2003 movement to nonaccrual status of two large commercial credits totaling $4.6 million. As of June 30, 2003, there were no restructured accruing loans. This compares to balances of $107 thousand and $117 thousand at year-end 2002 and June 30, 2002, respectively. Restructured loans continue to accrue and pay interest in accordance with their modified terms. Loans 90 days or more past due and still accruing interest totaled $963 thousand, reflecting increases of $834 thousand and $833 thousand when compared to year-end 2002 and June 30, 2002, respectively.

In management's opinion, one of the most critical accounting policies impacting the Company's financial statements is the evaluation of the allowance for probable loan losses. Management carefully monitors the credit quality of the loan portfolio and on a quarterly basis charges off the amounts of those loans deemed uncollectible. Management continually evaluates the loan portfolio to insure the level of the allowance for probable loan losses is adequate to absorb any future losses. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

The allowance for probable loan losses amounted to $10.4 million or 1.6% of total loans at June 30, 2003 versus $9.9 million and 1.7%, respectively, at the comparable 2002 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured and accruing loans and loans 90 days or more past due and still accruing, declined to 80% at June 30, 2003 from 153% at December 31, 2002 and from 117% one year ago.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first six months of 2003 and 2002 was $2.0 million and $1.9 million, respectively. Net loan charge-offs during the same periods were approximately $1.6 million and $1.3 million, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2003. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the rest of 2003. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

Forward-Looking Statements and Risk Factors - This report contains forward-looking statements, including among other things, identifications of trends, loan growth, comments on the adequacy of the allowance for probable loan losses, effects of asset sensitivity and interest changes, and information concerning market risk referenced in Item 3 of Part I. The words "expects," "believes," "anticipates" and other similar expressions are intended to identify forward-looking statements. The forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results or earnings to differ materially from such forward-looking statements include, but are not limited to, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows,
(5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments and (9) other economic, competitive, governmental, regulatory and technological factors affecting State Bancorp, Inc.'s operations, pricing, products and services. Investors are encouraged to access the Company's periodic reports filed with the SEC for financial and business information regarding the Company at www.statebankofli.com/corporate. The Company undertakes no obligation to publish revised events or circumstances after the date hereof.

                                      (16)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


-----------                                  ---------------------------------------------------------------------------------------
TABLE 2 - 2                                                           NET INTEREST INCOME ANALYSIS
-----------
                                                            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                             ---------------------------------------------------------------------------------------


($ IN THOUSANDS)
                                                                 2003                                          2002

                                             -------------------------------------------  ------------------------------------------
                                                    Average                    Average          Average                    Average
                                                    Balance      Interest   Yield/Cost          Balance      Interest   Yield/Cost
                                             -------------------------------------------  ------------------------------------------

ASSETS:
Interest-earning assets:
Mortgage-backed securities                     $ 276,454      $ 4,366          3.14 %         $ 243,592      $ 5,982          4.88 %
Municipal securities                              78,272        1,679          4.27              83,115        1,715          4.10
Government Agency and other securities           264,007        5,291          3.99             123,006        3,055          4.94
                                                 -------        -----          ----             -------        -----          ----
Total securities                                 618,733       11,336          3.64             449,713       10,752          4.76
                                                 -------       ------          ----             -------       ------          ----
Federal funds sold                                 2,762           14          1.01               2,655           22          1.65
Securities purchased under agreements to
    resell                                        51,942          310          1.19              43,501          376          1.72
Interest-bearing deposits                          2,153            8          0.75               1,953           12          1.24
Loans                                            628,121       21,848          6.92             571,919       21,437          7.46
                                                 -------       ------          ----             -------       ------          ----
Total interest-earning assets                  1,303,711       33,516          5.11           1,069,741       32,599          6.06
                                               ---------       ------          ----           ---------       ------          ----
Non-interest-earning assets                       86,930                                         50,766
                                                  ------                                         ------
Total Assets                                  $1,390,641                                     $1,120,507
                                              ==========                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                               $ 624,154      $ 2,585          0.84 %         $ 371,642      $ 1,732          0.94 %
Time deposits                                    340,879        3,337          1.95             410,929        4,901          2.37
                                                 -------        -----          ----             -------        -----          ----
Total savings and time deposits                  965,033        5,922          1.23             782,571        6,633          1.69
                                                 -------        -----          ----             -------        -----          ----
Federal funds purchased                            7,348           54          1.46               2,109           21          1.98
Securities sold under agreements to
     repurchase                                   17,161          118          1.37              42,426          403          1.89
Other borrowed funds                              33,144          325          1.95              24,383          458          3.74
Guaranteed preferred beneficial interest
    in subordinated debt                          10,000          279          5.55                   -            -             -
                                                  ------          ---          ----                ----          ---           ---
Total interest-bearing liabilities             1,032,686        6,698          1.30             851,489        7,515          1.76
                                               ---------        -----          ----             -------        -----          ----
Demand deposits                                  227,555                                        186,018
Other liabilities                                 39,570                                          3,890
                                                  ------                                          -----
Total liabilities                              1,299,811                                      1,041,397
Stockholders' equity                              90,830                                         79,110
                                                  ------                                         ------
Total Liabilities and
    Stockholders' Equity                      $1,390,641                                     $1,120,507
                                              ==========                                     ==========
Net interest income/rate spread                                26,818          3.82 %                         25,084          4.30 %
                                                                               ----                                           ----
Add tax-equivalent basis adjustment                               938                                          1,012
                                                                 ----                                          -----
Net interest margin - tax-equivalent basis                   $ 27,756          4.29 %                       $ 26,096          4.92 %
                                                             ========          ====                         ========          ====

                                      (17)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

---------------------
TABLE 2 - 3
---------------------
--------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
JUNE 30, 2003 VERSUS DECEMBER 31, 2002 AND JUNE 30, 2002
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:                                             PERIOD ENDED:
-----------------------------
                                                          ---------------------------------------------
                                                            6/30/2003       12/31/2002       6/30/2002
                                                          ------------     -----------      -----------

NONACCRUAL LOANS                                               $12,107         $6,317           $8,194
OTHER REAL ESTATE OWNED                                              -              -                -
                                                         --------------    ------------    -------------
    TOTAL NONPERFORMING ASSETS                                 $12,107         $6,317           $8,194
                                                         --------------    ------------    -------------

RESTRUCTURED ACCRUING  LOANS                                         -           $107             $117
LOANS  90  DAYS  OR  MORE  PAST  DUE
   AND STILL ACCRUING                                             $963           $129             $130
GROSS  LOANS  OUTSTANDING                                     $643,337       $620,384         $584,811
TOTAL  STOCKHOLDERS'  EQUITY                                   $91,391        $87,683          $83,515

ANALYSIS OF THE ALLOWANCE FOR
  PROBABLE LOAN LOSSES:                                                     QUARTER ENDED:
-----------------------
                                                        ---------------------------------------------------
                                                              6/30/2003      12/31/2002       6/30/2002
                                                          --------------    ------------      -------------
BEGINNING BALANCE                                               $10,225       $10,152           $9,239
PROVISION                                                           984           822              963
NET CHARGE-OFFS                                                    (814)         (928)            (308)
                                                          --------------    ------------      -------------
    ENDING BALANCE                                              $10,395       $10,046           $9,894
                                                          --------------    ------------      -------------


KEY  RATIOS:
                                                                            PERIOD ENDED:
                                                             ---------------------------------------------
                                                               6/30/2003      12/31/2002        6/30/2002
                                                             ------------     -----------      -----------

ALLOWANCE  AS  A  %  OF  TOTAL  LOANS                               1.6%          1.6%             1.7%

NONACCRUAL LOANS  AS  A  %  OF  TOTAL  LOANS                        1.9%          1.0%             1.4%

NONPERFORMING ASSETS  (1)  AS A % OF TOTAL
   LOANS AND OTHER REAL ESTATE OWNED                                1.9%          1.0%             1.4%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS
   A % OF NONACCRUAL LOANS                                         85.9%        159.0%           120.7%

ALLOWANCE FOR PROBABLE LOAN LOSSES AS A %
   OF NONACCRUAL LOANS, RESTRUCTURED
   ACCRUING LOANS AND LOANS 90 DAYS OR
   MORE PAST DUE AND STILL ACCRUING                                79.5%        153.3%           117.2%

(1) EXCLUDES RESTRUCTURED ACCRUING LOANS AND LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST.

                                      (18)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at June 30, 2003 compared to December 31, 2002. The following is an update of the discussion provided therein.

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

Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk, and is measured using financial modeling techniques, including quarterly interest rate shock simulations, to measure the impact of changes in interest rates on earnings for periods of up to two years. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company. Simulation results, utilizing the Sendero asset/liability model, are influenced by a number of estimates and assumptions that are inherently uncertain and, as a consequence, results will neither precisely estimate net interest income nor precisely measure the impact of higher or lower interest rates on net interest income.

To mitigate the impact of changes in interest rates, the balance sheet may be structured so that repricing opportunities exist for both assets and liabilities in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute an interest-sensitivity gap, which is the difference between interest-sensitive assets and interest-sensitive liabilities. These static measurements are best utilized as early indicators of potential interest rate exposures. The primary objectives of the Company's asset/liability management are to continually evaluate the interest rate risk inherent in the Company's balance sheet and its possible impact on net interest income; to determine the level and direction of risk appropriate given the Bank's strategic focus, operating environment, liquidity requirements and performance objectives; and to manage this risk in a prudent manner consistent with approved policy.

A static "behavioral" gap report (see Table 3-1), a snapshot at a single point in time, measures the difference between assets and liabilities repricing characteristics in selected future time periods based on the current interest rate environment. The assumptions used in the report are the same as those used for the December 31, 2002 analysis. The Company's one-year cumulative gap ratio at June 30, 2003 was 148.1%. The Company's asset-sensitive position, meaning that more assets reprice on a cumulative basis than liabilities, may imply that net interest income could decrease in declining rate scenarios and increase in rising rate scenarios. However, a static gap report should only be considered a directional indicator of the possible changes to net interest income given changes in interest rates.

The Company is still not subject to foreign currency exchange or commodity price risk. At June 30, 2003, the Company owned no trading assets, nor did it use hedging transactions such as interest rate swaps or any other derivative instrument. There have been no material changes in the composition of assets or deposit liabilities from December 31, 2002. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2002. The Board of Directors has not amended the approved limits of acceptable variances.


                                      (19)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK (CONTINUED)

                                         ============================================================================
                                                                       JUNE 30, 2003
----------------
TABLE  3-1                                              LIQUIDITY AND INTEREST RATE SENSITIVITY
----------------                         ============================================================================
                                         ============================================================================
                                                                  SENSITIVITY TIME HORIZON
($ IN THOUSANDS)                                                                             Noninterest-
------------------------------
INTEREST - SENSITIVE  ASSETS : 1)      0 - 6 Months  6-12 Months  1 - 5 Years  Over 5 Years  Sensitive       Total
------------------------------         ------------  -----------  -----------  ------------  ------------   ---------
Loans (net of unearned income)  2)         $337,333      $32,701     $193,508       $67,688       $12,107    $643,337
Securities Purchased Under Agreements
 to Resell and
 Interest-Bearing Deposits                   60,841                                                            60,841
Securities Held to Maturity                                   51           28                                      79
Securities  Available  for  Sale  3)        153,123      183,137      162,647        94,266         4,043     597,216
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Interest-Earning Assets         551,297      215,889      356,183       161,954        16,150   1,301,473
Unrealized Net Gain on Securities
   Available for Sale                         6,656                                                             6,656
Noninterest-Bearing Cash and Due from Banks  45,073                                                            45,073
Net Receivable - Securities Sales            57,890                                                            57,890
All  Other  Assets   7)                       6,281        1,826          145            56         3,825      12,133
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Assets                         $667,197     $217,715     $356,328      $162,010       $19,975  $1,423,225
                                      -------------- ------------- ------------- ------------  ------------ -------------
----------------------------------
INTEREST-SENSITIVE LIABILITIES : 1)
----------------------------------
Savings  Accounts  4)                       $39,790      $22,790     $182,460       $47,930                  $292,970
Money  Fund  and  NOW Accounts  5)           56,537       14,537      116,297        87,222                   274,593
Time  Deposits 6)                           205,249       67,282       20,088           426                   293,045
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Interest-Bearing Deposits       301,576      104,609      318,845       135,578            -      860,608
Federal Funds Purchased and
   and Other Borrowings                     101,331          373          353                                 102,057
Guaranteed Preferred Beneficial Interest
   in Subordinated Debt                      10,000                                                            10,000
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Interest-Bearing  Liabilities   412,907      104,982      319,198       135,578            -      972,665
Net Payable - Securities Purchases          110,035                                                           110,035
All  Other  Liabilities,  Equity
   and Demand Deposits 7)                    16,421       12,485       88,228       132,000        91,391     340,525
                                      -------------- ------------- ------------- ------------  ------------ -------------
     Total  Liabilities  and  Equity       $539,363     $117,467     $407,426      $267,578       $91,391  $1,423,225
                                      -------------- ------------- ------------- ------------  ------------ -------------
Cumulative Interest-Sensitivity Gap  8)    $138,390     $249,297     $286,282      $312,658      $328,808
Cumulative Interest-Sensitivity Ratio  9)     133.5 %      148.1 %      134.2 %       132.1 %       133.8 %
Cumulative Interest-Sensitivity Gap
    As  a  %  of  Total Assets                  9.7 %       17.5 %       20.1 %        22.0 %        23.1 %

(1) Allocations to specific interest-sensitivity periods are based on the earlier of the repricing or maturity date.

(2) Nonaccrual loans are shown in the noninterest-sensitive category.

(3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates. Securities containing embedded options are reflected in the sensitivity time horizon category that best reflects the impact of the "moneyness" of the embedded option.

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

                                      (20)

ITEM 4. - CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1 - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of August 7, 2003 are as follows:

         Blanton,  et al. v. IMN Financial  Corp., et al., Adv. Proc. No.
         ------------------------------------------------
01-8096,  Bankruptcy  Court for the Eastern District of New York, and Moritz,
                                                                      -------
et al. v. National  Settlement  Services Corp., et al., Civil Action No. 3:00
------------------------------------------------------
CV 426 MU, Western District of North Carolina. While technically these cases remain pending, the Bank has executed binding settlement agreements with the plaintiffs in both cases, and finalization of those settlements is contingent only upon the fulfillment of certain conditions precedent by the plaintiffs, which have not yet occurred but are expected to occur. The amount of money the Bank has agreed to pay to settle these litigations is immaterial.

         Alan M. Jacobs,  as Chapter 11 Trustee v. State Bank of Long Island,
         -------------------------------------------------------------------
Adv. Proc. No. 02-8157,  Bankruptcy  Court for the Eastern  District of
New York. The Court recently denied the Trustee's motion for summary judgment on its $14 million preference claim and granted State Bank's cross-motion for summary judgment, dismissing that claim. A conference has been scheduled for September 9 to discuss the remaining claims of the Trustee and the Bank, which had been stayed while the preference claim was being litigated.

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


In addition, the Bank recently settled the previously reported litigation filed by First American Title Insurance Company and nine of its affiliates in the case of First  American  Title  Insurance  Co.,  et al. v. State Bank
               -------------------------------------------------------------
of Long  Island,  Index No. 13438/01,  Supreme  Court of the State of New York.
---------------
The settlement did not have a material impact on the Bank's financial condition. All of the First American plaintiffs' claims against the Bank have been dismissed with prejudice.

The Bank is defending the active lawsuits vigorously, and management believes that the Bank has substantial

                                      (21)
defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the costs associated with the IMN-related litigations.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company, held on April 29, 2003, the following directors were elected:


             Nominee                            Term                              For                           Withheld
---------------------------------- -------------------------------- -------------------------------- -------------------------------
Carl R. Bruno                                  3 years                         6,802,582                         22,098
Thomas E. Christman                            3 years                         6,802,747                         21,933
Richard W. Merzbacher                          3 years                         6,774,097                         50,583


The following directors continue to serve on the Board:

J. Robert Blumenthal, Arthur Dulik, Jr., Thomas F. Goldrick, Jr., Joseph F. Munson, John F. Picciano, Daniel T. Rowe, Suzanne H. Rueck, Jeffrey S. Wilks

There were no broker non-votes on this matter.


ITEM 5. - OTHER INFORMATION

At its April 29, 2003 meeting the Board of Directors amended the Company's By-laws to change certain references to a Vice Chairman of the Board of Directors in Sections 210 (Special Meetings), 401 (Officers), 402 (Chairman of the Board) and 403(President). See Exhibit 3(b).

At its June 24, 2003 meeting the Board of Directors adopted Amendment No.2 to the Director Stock Plan (1998) to provide that commencing on July 1, 2003 Directors will no longer receive an award of share credits equal to 200 per year, but will receive annual share credits equal in amount to the quotient of the division of $14,000.00 by the market value of a share of Stock. See Exhibit 10(j)(iii).


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

3(b)          By-laws, as amended


                                      (22)

10(j)(iii)    1998 Director Stock Plan Amendment No. 2

99.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:
         --------------------

              On April 17, 2003, the Company issued the earnings release for the period ended March 31, 2003.

                                      (23)

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               STATE BANCORP, INC.




8/14/03                                   s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President



8/14/03                                   s/Brian K. Finneran
--------                                  ----------------------------
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

8/14/03                                     s/Thomas F. Goldrick, Jr.
--------                                    ----------------------------------
Date                                        Thomas F. Goldrick, Jr.,
                                            Chairman and Chief Executive Officer


                                      (25)

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

8/14/03                                   s/Brian K. Finneran
--------                                  ----------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)


                                      (26)