Form 10-Q
period 2003-09-30
STATE BANCORP INC
filed 2003-11-14
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2003

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________to_________.


                               STATE BANCORP, INC.

             (Exact name of registrant as specified in its charter)

             NEW YORK                                    11-2846511
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                 Identification No.)

               699 HILLSIDE AVENUE, NEW HYDE PARK, NEW YORK 11040
             (Address of principal executive offices)     (Zip Code)

                                 (516) 437-1000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes X   No _____

As of November 7, 2003, there were 8,534,507 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

  PART I.      FINANCIAL INFORMATION                                                                               Page

  Item 1.      Consolidated Financial Statements

  Consolidated Balance Sheets - September 30, 2003 and December 31, 2002 (Unaudited)                                1.

  Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002                 2.
  (Unaudited)

  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)           3.

  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Nine Months Ended         4.
  September 30, 2003 and 2002 (Unaudited)

  Notes to Unaudited Consolidated Financial Statements                                                              5.

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               10.

  Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                           20.

  Item 4.      Controls and Procedures                                                                             22.

  PART II.     OTHER INFORMATION

  Item 1.      Legal Proceedings                                                                                   22.

  Item 2.      Changes in Securities - None                                                                        N/A

  Item 3.      Defaults upon Senior Securities - None                                                              N/A

  Item 4.      Submission of Matters to a Vote of Security Holders - None                                          N/A

  Item 5.      Other Information  - None                                                                           N/A

  Item 6.      Exhibits and Reports on Form 8-K                                                                    23.

  SIGNATURES                                                                                                       24.

--------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                    2003                     2002
                                                                                    ----                     ----
ASSETS:
-------
CASH AND DUE FROM BANKS                                                            $33,920,729              $50,586,855
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                              -               48,000,000
                                                                                    ----------               ----------
TOTAL CASH AND CASH EQUIVALENTS                                                     33,920,729               98,586,855

SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $70,208,084 IN 2003 AND $26,713,300 IN 2002)                                    70,079,400               26,711,314
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                           480,661,807              582,899,187
                                                                                   -----------              -----------
TOTAL SECURITIES                                                                   550,741,207              609,610,501

LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $10,596,799 IN 2003 AND $10,045,516 IN 2002)                                  669,025,003              610,338,357
BANK PREMISES AND EQUIPMENT - NET                                                    7,289,249                7,879,767
NET RECEIVABLE - SECURITIES SALES                                                            -               14,173,044
OTHER ASSETS                                                                        18,683,584               21,693,660
                                                                                    ----------               ----------
TOTAL ASSETS                                                                    $1,279,659,772           $1,362,282,184
                                                                                ==============           ==============
LIABILITIES:
------------
DEPOSITS:
  DEMAND                                                                          $254,840,416             $215,876,137
  SAVINGS                                                                          552,582,048              498,767,318
  TIME                                                                             260,769,288              432,383,053
                                                                                   -----------              -----------
TOTAL DEPOSITS                                                                   1,068,191,752            1,147,026,508

FEDERAL FUNDS PURCHASED                                                             23,000,000                4,800,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                      25,815,000               49,983,000
OTHER BORROWINGS                                                                    51,151,761               52,665,644
NET PAYABLE - SECURITIES PURCHASES                                                   1,006,391                2,009,000
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                        9,009,992                8,115,401
                                                                                     ---------                ---------
TOTAL LIABILITIES                                                                1,178,174,896            1,264,599,553
                                                                                 -------------            -------------
GUARANTEED PREFERRED BENEFICIAL INTEREST
   IN SUBORDINATED DEBT                                                             10,000,000               10,000,000

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
---------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                            -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 9,338,766 SHARES IN 2003
  AND 9,201,863 SHARES IN 2002; OUTSTANDING 8,514,835
  SHARES IN 2003 AND 8,378,855 SHARES IN 2002                                       46,693,830               43,818,395
SURPLUS                                                                             53,088,704               45,714,829
RETAINED EARNINGS                                                                    3,972,974                5,419,517
TREASURY STOCK (823,931 SHARES IN 2003
  AND 783,817 SHARES IN 2002)                                                      (13,189,678)             (12,444,116)
ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF TAXES                                                                         919,046                5,218,101
UNEARNED COMPENSATION                                                                        -                  (44,095)
                                                                                       -------                ---------
TOTAL STOCKHOLDERS' EQUITY                                                          91,484,876               87,682,631
                                                                                    ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,279,659,772           $1,362,282,184
                                                                                ==============           ==============

See accompanying notes to unaudited consolidated financial statements.
                                      (1)

--------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS                        NINE MONTHS
                                                                         ------------                        -----------


                                                                    2003              2002              2003             2002
                                                                    ----              ----              ----             ----

INTEREST INCOME:
----------------
LOANS                                                             $11,168,508       $11,110,665       $33,016,544      $32,547,243
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                  57,299            71,835           381,683          470,122
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                  668,218           968,110         2,347,038        2,683,041
   MORTGAGE-BACKED SECURITIES                                       1,859,422         2,756,274         6,225,287        8,738,558
   GOVERNMENT AGENCY SECURITIES                                     1,245,441         1,877,788         5,815,217        4,516,344
   OTHER SECURITIES                                                   382,459           331,951         1,111,752          759,867
                                                                      -------           -------         ---------          -------
TOTAL INTEREST INCOME                                              15,381,347        17,116,623        48,897,521       49,715,175
                                                                   ----------        ----------        ----------       ----------
INTEREST EXPENSE:
-----------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                      490,778         1,347,686         2,009,372        4,158,380
OTHER DEPOSITS AND TEMPORARY BORROWINGS                             1,726,926         2,668,473         6,627,366        7,372,643
GUARANTEED PREFERRED BENEFICIAL INTEREST
   IN SUBORDINATED DEBT                                               135,639                 -           414,539                -
                                                                      -------           -------           -------          -------
TOTAL INTEREST EXPENSE                                              2,353,343         4,016,159         9,051,277       11,531,023
                                                                    ---------         ---------         ---------       ----------
NET INTEREST INCOME                                                13,028,004        13,100,464        39,846,244       38,184,152
PROVISION FOR PROBABLE LOAN LOSSES                                    983,751           816,000         2,951,253        2,738,000
                                                                      -------           -------         ---------        ---------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                          12,044,253        12,284,464        36,894,991       35,446,152
                                                                   ----------        ----------        ----------       ----------
NONINTEREST INCOME:
-------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                   401,475           376,723         1,158,545        1,115,063
NET SECURITY GAINS                                                  2,281,855            34,643         5,863,405        1,455,153
OTHER OPERATING INCOME                                                412,177           336,329         1,273,048          989,105
                                                                      -------           -------         ---------          -------
TOTAL NONINTEREST INCOME                                            3,095,507           747,695         8,294,998        3,559,321
                                                                    ---------           -------         ---------        ---------
INCOME BEFORE OPERATING EXPENSES                                   15,139,760        13,032,159        45,189,989       39,005,473
                                                                   ----------        ----------        ----------       ----------
OPERATING EXPENSES:
-------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                            5,574,126         5,125,584        16,693,754       15,029,254
OCCUPANCY                                                             964,189           879,269         2,860,573        2,422,550
EQUIPMENT                                                             418,875           334,442         1,211,071          996,173
LEGAL                                                                 830,283           814,663         3,982,833        2,727,017
MARKETING AND ADVERTISING                                             349,806           538,220           958,557        1,376,526
OTHER  OPERATING  EXPENSES                                          1,964,674         1,849,324         5,685,805        5,441,275
                                                                    ---------         ---------         ---------        ---------
TOTAL OPERATING EXPENSES                                           10,101,953         9,541,502        31,392,593       27,992,795
                                                                   ----------         ---------        ----------       ----------
INCOME BEFORE INCOME TAXES                                          5,037,807         3,490,657        13,797,396       11,012,678
PROVISION FOR INCOME TAXES                                          1,614,031           883,392         4,195,228        2,810,576
                                                                    ---------           -------         ---------        ---------
NET INCOME                                                         $3,423,776        $2,607,265        $9,602,168       $8,202,102
                                                                   ==========        ==========        ==========       ==========
BASIC EARNINGS PER COMMON SHARE                                        $0.41             $0.31             $1.14            $0.96
                                                                       ------            ------            ------           -----
DILUTED EARNINGS PER COMMON SHARE                                      $0.39             $0.31             $1.11            $0.95
                                                                       ------            ------            ------           -----
AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                          8,501,127         8,496,434         8,454,937        8,527,967


See accompanying notes to unaudited consolidated financial statements.
                                      (2)

--------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

OPERATING ACTIVITIES:                                                                         2003                  2002
---------------------                                                                         ----                  ----

  NET INCOME                                                                                     $9,602,168          $8,202,102
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                            2,951,253           2,738,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                  1,239,469             915,049
    AMORTIZATION OF INTANGIBLES                                                                      27,103              27,103
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                     6,010,916           2,739,665
    AMORTIZATION OF UNEARNED COMPENSATION                                                            82,601             168,541
    NET SECURITY GAINS                                                                           (5,863,405)         (1,455,153)
    DECREASE IN OTHER ASSETS, NET                                                                 8,801,099           1,608,547
    INCREASE (DECREASE) IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                                       816,722            (925,273)
                                                                                                    -------            --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        23,667,926          14,018,581
                                                                                                 ----------          ----------

INVESTING ACTIVITIES:
---------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                        26,680,886              51,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                          701,757,205         487,501,802
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                     292,274,281         120,117,431
  PURCHASES OF SECURITIES HELD TO MATURITY                                                      (70,000,000)         (3,283,100)
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                   (886,287,333)       (885,808,796)
  INCREASE IN LOANS - NET                                                                       (64,287,899)        (48,137,174)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                   (648,951)         (2,475,236)
                                                                                                    -------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                                              (511,811)       (332,033,673)
                                                                                                    -------         -----------

FINANCING ACTIVITIES:
---------------------
  INCREASE IN DEMAND AND SAVINGS DEPOSITS                                                        92,779,009          92,935,113
  (DECREASE) INCREASE IN TIME DEPOSITS                                                         (171,613,765)         15,043,528
  INCREASE IN FEDERAL FUNDS PURCHASED                                                            18,200,000          24,300,000
  (DECREASE) INCREASE IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                              (24,168,000)         62,750,000
  (DECREASE) INCREASE IN OTHER BORROWINGS                                                        (1,513,883)         34,286,509
  CASH DIVIDENDS PAID                                                                            (3,373,459)         (3,253,726)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                    2,267,846           1,421,699
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                             328,347             146,118
  PROCEEDS FROM SHARES ISSUED UNDER DIRECTORS' STOCK PLAN                                            17,226                   -
  PURCHASES OF TREASURY STOCK                                                                      (745,562)         (2,692,301)
                                                                                                    -------           ---------
NET CASH (USED IN) PROVIDED BY  FINANCING ACTIVITIES                                            (87,822,241)        224,936,940
                                                                                                 ----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (64,666,126)        (93,078,152)

CASH AND CASH EQUIVALENTS - JANUARY 1                                                            98,586,855         138,110,091
                                                                                                 ----------         -----------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                                        $33,920,729         $45,031,939
                                                                                                ===========         ===========
SUPPLEMENTAL DATA:
------------------
     INTEREST PAID                                                                               $9,361,538         $11,538,851
     INCOME TAXES PAID                                                                           $3,828,273          $2,631,200
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                     ($7,467,179)        $13,524,725
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                           $1,191,815          $1,131,102
     TRANSFER FROM LOANS TO OTHER REAL ESTATE OWNED                                              $2,650,000                   -

See accompanying notes to unaudited consolidated financial statements.
                                      (3)

--------------------------------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                       ACCUMULATED
                                                                                         OTHER                   TOTAL      COMPRE-
                                                                                         COMPRE-     UNEARNED    STOCK-     HENSIVE
                                       COMMON                  RETAINED      TREASURY    HENSIVE      COMPEN-    HOLDERS'   INCOME
                                        STOCK     SURPLUS      EARNINGS         STOCK  INCOME (LOSS)  SATION     EQUITY     (LOSS)
                                     ---------    ---------    --------     ---------  ----------     ------     ------     ------

BALANCE,  JANUARY 1,  2003         $43,818,395  $45,714,829  $5,419,517  ($12,444,116) $5,218,101  ($44,095) $87,682,631

COMPREHENSIVE INCOME:
NET INCOME                                                    9,602,168                                        9,602,168 $9,602,168

OTHER COMPREHENSIVE LOSS,
   NET OF TAX:
   UNREALIZED HOLDING LOSSES ARISING
     DURING THE PERIOD                                                                                                     (969,044)
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                    (3,744,928)
   CASH FLOW HEDGES                                                                                                         414,917
                                                                                                                            -------
       TOTAL OTHER COMPREHENSIVE LOSS                                                  (4,299,055)            (4,299,055)(4,299,055)
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME                                                                                               $5,303,113
                                                                                                                         ==========
CASH DIVIDEND
   ($0.41 PER SHARE)                                         (3,451,326)                                      (3,451,326)

5% STOCK DIVIDEND (401,978 SHARES
  AT MARKET VALUE)                   2,009,890    5,587,495  (7,597,385)                                               -

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (130,036 SHARES
  AT 95% OF MARKET VALUE)              650,180    1,617,666                                                    2,267,846

STOCK OPTIONS EXERCISED                210,580      117,767                                                      328,347

STOCK ISSUED UNDER
  DIRECTORS' STOCK PLAN                  4,785       12,441                                                       17,226

TREASURY STOCK PURCHASED                                                     (745,562)                          (745,562)

AMORTIZATION OF UNEARNED
   COMPENSATION                                      38,506                                          44,095       82,601
                                     ---------    ---------    --------     ---------  ----------    ------       ------
BALANCE, SEPTEMBER 30, 2003        $46,693,830  $53,088,704  $3,972,974  ($13,189,678)   $919,046     $  -   $91,484,876
                                   ===========  ===========  ==========  =============   ========     =====  ===========


BALANCE,  JANUARY 1,  2002         $41,170,595  $39,202,494  $5,588,315   ($7,071,149)($2,427,503)($174,323) $76,288,429

COMPREHENSIVE INCOME:
NET INCOME                                                    8,202,102                                        8,202,102 $8,202,102

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                    9,665,447
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                      (966,402)
                                                                                                                            -------
       TOTAL OTHER COMPREHENSIVE INCOME                                                 8,699,045              8,699,045  8,699,045
                                                                                                                          ---------
TOTAL COMPREHENSIVE INCOME                                                                                              $16,901,147
                                                                                                                        ===========
CASH DIVIDEND
   ($0.39 PER SHARE)                                         (3,300,432)                                      (3,300,432)

5% STOCK DIVIDEND (389,246 SHARES
  AT MARKET VALUE)                   1,946,230    5,110,800  (7,057,030)                                               -

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (89,724 SHARES
  AT 95% OF MARKET VALUE)              448,620      973,079                                                    1,421,699

STOCK OPTIONS EXERCISED                 96,090       50,028                                                      146,118

TREASURY STOCK PURCHASED                                                   (2,692,301)                        (2,692,301)

AMORTIZATION OF UNEARNED
   COMPENSATION                                      70,865                                          97,676      168,541
                                     ---------    ---------    --------     ---------  ----------    ------       ------
BALANCE,  SEPTEMBER 30, 2002       $43,661,535  $45,407,266  $3,432,955   ($9,763,450) $6,271,542  ($76,647) $88,933,201
                                   ===========  ===========  ==========  =============   ========     =====  ===========

See accompanying notes to unaudited consolidated financial statements.
                                      (4)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--  --------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated balance sheets as of September 30, 2003 and December 31, 2002, its consolidated statements of income for the three and nine months ended September 30, 2003 and 2002, its consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 and its consolidated statements of stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2002 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.


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

                                      (5)



For the Nine Months Ended September 30,                                                                       2003             2002
---------------------------------------                                                                       ----             ----

Net income, as reported                                                                                 $9,602,168       $8,202,102
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                            (208,644)        (172,829)
                                                                                                           -------          -------
Pro forma net income                                                                                    $9,393,524       $8,029,273
                                                                                                        ==========       ==========

Earnings per share:

      Basic - as reported                                                                                    $1.14            $0.96
      Basic - pro forma                                                                                      $1.11            $0.94
      Diluted - as reported                                                                                  $1.11            $0.95
      Diluted - pro forma                                                                                    $1.08            $0.93


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
Expected life of options                                                                                  7.4 years       7.3 years



Accounting for Derivative Financial Instruments
-----------------------------------------------

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates on a portion of its variable rate commercial loan portfolio. The agreements qualify as cash flow hedges. Gains and losses in the fair value of a cash flow hedge are recorded to other comprehensive income for the effective portion of the hedge and reclassified to earnings at a time when a forecasted transaction affects earnings. Amounts to be received under the swap agreement are recognized as an addition to interest income in the Company's consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes.

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

At September 30, 2003, the Company is party to two swap agreements with terms expiring in September 2007.

                                      (6)

The agreements effectively require the Company to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was $874,818, inclusive of accrued interest of $61,417, at September 30, 2003. For the nine months ended September 30, 2003, the Company recognized interest income of $61,417 under the agreements.


Recent Accounting Developments
------------------------------

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of this Interpretation as of December 31, 2002 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through a trust established for such purpose. Currently, the Company classifies such securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN No. 46. Management does not believe the results of such assessment will result in a material impact on the Company's financial statements upon the deferred adoption of FIN No. 46 in the fourth quarter of 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company's adoption of SFAS No. 149 as of July 1, 2003, did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. The Company currently classifies its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. Under the provisions of SFAS No. 150, these securities would be reclassified as borrowed funds. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. As the structure of the Company's trust preferred securities meets such criteria, the Company

                                      (7)
qualifies for this limited deferral. Therefore, the Company will assess the classification of the trust preferred securities in conjunction with adoption of FIN No. 46 in the fourth quarter of 2003, as noted above.


2.  STOCKHOLDERS' EQUITY
--  --------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2003.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 5,004 common shares at an average price of $20.53 per share.

In connection with the rights offering in July 1996, the Bank's Employee Stock Option Plan (the "ESOP") borrowed $1,200,000 from the Company to purchase 166,981 (adjusted for stock dividends) of the Company's shares. As such, the Company recognizes a deduction from stockholders' equity to reflect the unearned compensation for the shares. The unearned ESOP shares, pledged as collateral for the ESOP loan, are held in a suspense account and legally released for allocation among the participants as principal and interest on the loan is repaid annually. Shares are committed to be released monthly from the suspense account, and the Company recognizes compensation expense equal to the current market price of the common shares. As of September 30, 2003, all shares have been released from the suspense account and are considered outstanding for earnings per share computations.


3.  EARNINGS PER SHARE
--  ------------------

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



For the Nine Months Ended September 30,                                                          2003                         2002
---------------------------------------                                                          ----                         ----

Net income                                                                                 $9,602,168                   $8,202,102

Average dilutive stock options outstanding                                                    765,547                      621,007

Average exercise price per share                                                               $13.75                       $12.17

Average market price -  diluted basis                                                          $18.97                       $15.89

Average common shares outstanding                                                           8,454,937                    8,527,967

Increase in shares due to exercise of options - diluted basis                                 210,579                      145,333
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                               8,665,516                    8,673,300
                                                                                            ---------                    ---------

Net income per share - basic                                                                    $1.14                        $0.96
                                                                                                -----                        -----

Net income per share - diluted                                                                  $1.11                        $0.95
                                                                                                -----                        -----


                                      (8)

4.  UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE
--  -----------------------------------------------------------

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


5.  LOANS
--  -----

The recorded investment in loans that are considered to be impaired, for the quarter ended September 30, 2003 and for the year ended December 31, 2002, is summarized below.

                                                                            ---------------------------- --------------------------
                                                                                  For the Quarter Ended         For the Year Ended
                                                                                     September 30, 2003          December 31, 2002
                                                                            ---------------------------- --------------------------

Amount measured using the present value of expected future
  cash flows, discounted at each loan's effective interest rate                              $1,325,729                 $3,352,079
Impaired collateral-dependent loans                                                           4,992,520                  1,602,115
                                                                                              ---------                  ---------
Total amount evaluated as impaired                                                           $6,318,249                 $4,954,194
                                                                                             ==========                 ==========
Average impaired loan balance                                                                $6,986,432                 $6,486,261


As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,328,000 and $2,027,000 was established for $6,318,249 and $4,954,194 of the total impaired loans at September 30, 2003 and December 31, 2002, respectively. Interest income of $43,547 and $7,903 was recognized on impaired loans for the nine months ended September 30, 2003 and 2002, respectively. No interest income was recognized on such loans for the three months ended September 30, 2003 and 2002.

Activity in the allowance for probable loan losses for the nine months ended September 30, 2003 and 2002 is as follows:

                                                                                                           2003               2002
                                                                                                           ----               ----

Balance, January 1,                                                                                 $10,045,516         $9,255,414
Provision charged to income                                                                           2,951,253          2,738,000
Charge-offs, net of recoveries of $174,236 in 2003 and $185,075 in 2002                              (2,399,970)        (1,841,421)
                                                                                                    -----------        -----------
Balance, September 30,                                                                              $10,596,799        $10,151,993
                                                                                                    ===========        ===========


6.  LEGAL PROCEEDINGS
--  -----------------

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. and certain related entities, which held deposit accounts at the Bank during portions of 1999 and 2000. The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses, both substantive and procedural, to the claims that have been threatened or asserted to date. However, the ultimate outcome of litigation cannot be predicted with certainty. For a more complete description of the foregoing, see Part II,
Item 1.

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

Recent Accounting Developments - In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of this Interpretation as of December 31, 2002 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has participated in the issue of trust preferred securities through a trust established for such purpose. Currently, the Company classifies such securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. The Company is currently assessing the trust preferred securities structure and the continued consolidation of the related trust pursuant to FIN No. 46. Management does not believe the results of such assessment will result in a material impact on the Company's financial statements upon the deferred adoption of FIN No. 46 in the fourth quarter of 2003.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company's adoption of SFAS No. 149 as of July 1, 2003, did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. The Company

                                      (10)
currently classifies its trust preferred securities after total liabilities and before stockholders' equity on the Consolidated Balance Sheet. Under the provisions of SFAS No. 150, these securities would be reclassified as borrowed funds. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. As the structure of the Company's trust preferred securities meets such criteria, the Company qualifies for this limited deferral. Therefore, the Company will assess the classification of the trust preferred securities in conjunction with adoption of FIN No. 46 in the fourth quarter of 2003, as noted above.

Material Changes in Financial Condition - Total assets of the Company were $1.3 billion at September 30, 2003. When compared to December 31, 2002, total assets decreased by $83 million or 6%. The decrease was primarily attributable to declines in the investment portfolio of $59 million, overnight securities purchased under agreements to resell of $48 million, cash balances due from correspondent banks of $17 million and the receivable for investment securities sales of $14 million. These declines were partially offset by an increase in the loan portfolio of $59 million. The reduction in the investment portfolio resulted from sales of mortgage-backed securities, U.S. Government Agency securities and long-term municipal notes during the first nine months of 2003 which were undertaken as a result of the dramatic decline in interest rates. Management will continue to closely monitor the fixed income markets throughout the balance of the year to take advantage of any opportunities that may arise due to any further movement in interest rates.

At September 30, 2003, total deposits were $1.1 billion, a decrease of $79 million or 7% when compared to December 31, 2002. This decline was largely attributable to a decrease in time deposits of $172 million, coupled with a decrease in money fund accounts of $40 million. Partially offsetting these decreases were increases in the core deposit categories of demand, NOW and savings of $39 million, $36 million and $58 million, respectively. Management expects that low-cost core deposit balances will continue to grow as a result of the Company's expanded branch network that now totals fifteen locations throughout the tri-county area of Nassau, Suffolk and Queens. Low-cost core deposits represented approximately 76% of total deposits at September 30, 2003 versus 62% at year-end 2002.

Average interest-earning assets for the third quarter of 2003 were up by $48 million or 4% to $1.2 billion from the comparable 2002 period. Sources of asset expansion included a $72 million or 12% increase in average loans, primarily commercial mortgages, and an increase in average money market instruments of $7 million. This growth was partially offset by a $31 million or 6% decrease in average investment securities.

Funding the third quarter asset growth was an $84 million increase in average deposits, mainly demand deposits and other low-cost core funding. Average core deposits increased $222 million or 37% during the third quarter of 2003 as compared to the same period in 2002. Partially offsetting the growth in average core balances was a decline in average time deposits of $138 million or 33%, including a decrease of $107 million or 40% in CDs over $100 thousand. Average borrowed funds decreased by $54 million or 59% during the third quarter of 2003 when compared to the same period last year. This is primarily attributable to a $45 million decline in securities sold under agreements to repurchase, coupled with a $7 million decrease in Federal Home Loan Bank of New York overnight funding. These activities resulted in a third quarter net interest margin on a tax-equivalent basis of 4.44%, down from 4.71% one year ago. The increased level of core deposits has allowed the Company to reduce its dependence on higher-cost funding which, combined with the lower interest rate environment, resulted in a 62 basis points decline in the Company's third quarter average cost of funds to 0.78% as compared to the same period in 2002.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 2003,
                                      (11)
the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Total stockholders' equity amounted to $91 million at September 30, 2003, representing increases of $4 million and $3 million, respectively, from December 31 and September 30, 2002. Total stockholders' equity grew at rates of 4% and 3% from December 31 and September 30, 2002, respectively. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of September 30, 2003 and compares them to current regulatory guidelines and December 31 and September 30, 2002 actual results.


TABLE 2-1




                                                                           Tier I Capital/           Total Capital/
                                                           Tier I            Risk-Weighted            Risk-Weighted
                                                         Leverage                   Assets                   Assets
                                                         --------          ---------------           --------------

Regulatory Minimum                                    3.00%-4.00%                    4.00%                    8.00%

Ratios as of:

  September 30, 2003                                        7.69%                  11.62%                    12.87%
  December 31, 2002                                         6.95%                  11.36%                    12.62%
  September 30, 2002                                        6.58%                  10.97%                    12.22%

Regulatory Criteria for a
"Well-Capitalized"  Institution                             5.00%                   6.00%                    10.00%



The Company's stock repurchase program expended $103 thousand during the third quarter of 2003 to repurchase 5,004 shares at an average cost of $20.53 per share. Since 1998, a total of 823,931 shares of Company stock have been repurchased at an average cost of $16.01 per share. Under the Board of Directors' existing authorization, an additional 176,069 shares may be repurchased from time to time as conditions warrant.

During the fourth quarter of 2002, the Company raised $10 million from its participation in a pooled trust preferred securities offering. The trust preferred securities, which qualify as Tier I capital for regulatory capital purposes, were issued by the Trust, bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The initial rate on the securities was 5.27%. During the third quarter of 2003, the weighted average rate on the trust preferred securities was 4.64%.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under various leases, and the capacity to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and Management's Asset Liability Committee are responsible for ensuring a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of

                                      (12)
core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

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

The Bank's use of derivative financial instruments, i.e. interest rate swaps, creates exposure to credit risk. This credit exposure relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to nonperformance, the Bank deals only with counterparties of good credit standing. At September 30, 2003, the Bank is party to two interest rate swap agreements to manage its exposure to fluctuations in interest rates on $50 million of variable rate commercial loans.

The Bank's exposure to credit loss in the event of nonperformance by third parties for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate, and income-producing commercial properties. At September 30, 2003 and 2002, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $213 million and $186 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. Management does not anticipate any material losses as a result of these transactions. At September 30, 2003 and 2002, the Bank had letters of credit outstanding of approximately $13 million and $8 million, respectively. At September 30, 2003, the uncollateralized portion was approximately $2 million.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2003, $553 thousand; in 2004, $2.3 million; in 2005, $2.2 million; in 2006, $1.7 million; in 2007, $1.6 million; and the remainder to 2012, $6.1 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the third quarter of 2003, the
                                      (13)

Company's liquidity position remained stable and well within acceptable industry standards. During the third quarter of 2003, higher levels of core deposits, calls of U.S. Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 2003, the Company had access to approximately $53 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At September 30, 2003, the Company also had approximately $16 million in formal and $15 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Tabular Disclosure of Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of September 30, 2003.


                                                                   Payments due by period (in thousands)
                                                                   -------------------------------------

Contractual obligations                              Total   Less than 1 year     1 - 3 years       3 - 5 years   More than 5 years
-----------------------                              -----   ----------------     -----------       -----------   -----------------

Leases covering various Bank equipment,
branches, office space
and land                                           $14,381              $553            $4,408            $3,326             $6,094

Federal funds purchased                             23,000            23,000                 -                 -                  -

Securities sold under agreements to
repurchase                                          25,815            25,815

Federal Home Loan Bank of New York
overnight funding                                   50,000            50,000                 -                 -                  -

Obligations under equipment lease financing          1,152               818               334                 -                  -

Guaranteed preferred beneficial interest in
subordinated debt                                   10,000                 -                 -                 -             10,000

Total                                             $124,348          $100,186            $4,742            $3,326            $16,094
-----                                             --------          --------            ------            ------            -------


Material Changes in Results of Operations for the Nine Months Ended September 30, 2003 versus 2002 - Net income for the nine months ended September 30, 2003 was $9.6 million, an increase of $1.4 million or 17.1%, when compared to the same 2002 period. Improvements in net interest income to $39.8 million (up 4.4%) and noninterest income to $8.3 million were offset by growth in operating expenses (up 12.1%), a slightly higher provision for probable loan losses and an increase in the effective income tax rate. Basic earnings per common share were $1.14 in 2003 and $0.96 in 2002, while fully diluted earnings per share were $1.11 and $0.95, respectively. The Company's returns on average assets and stockholders' equity were 0.95% and 14.17% in 2003 and 0.95% and 13.53% in 2002, respectively.

As shown in Table 2-2 following  this  discussion,  the increase in net interest
income,   up  $1.7  million  to  $39.8
                                      (14)
million, resulted from an expanded interest-earning asset base, principally loans, U.S. Government Agency and mortgage-backed securities. The Company's average loan portfolio grew by $62 million or 11% compared to the first nine months of 2002, primarily attributable to an increase in commercial mortgages. The newer branch locations in both Nassau and Queens Counties are expected to provide continued opportunity for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio increased 21%, on average, during the first nine months of 2003 as compared to 2002. This is primarily due to increases in average U.S. Government Agency securities and average mortgage-backed securities of $68 million and $31 million, respectively, somewhat offset by a continued reduction in exposure to lower-yielding, short-term local municipal paper.

Although the Company's year-to-date average cost of funds declined to 0.95%, reductions in the average yields on loans and investment securities resulted in a 50 basis points narrowing of the September year-to-date net interest margin to 4.34% from 4.84% a year ago.

Noninterest income improved $4.7 million, or 133.1%, for the first nine months of 2003 as compared to 2002. This was due in large measure to a $4.4 million increase in net security gains, coupled with an increase in other operating income. Sales of mortgage-backed securities, U.S. Government Agency securities and long-term municipal notes during the first nine months of 2003, undertaken as a result of the continued low level of interest rates, produced the gains. Management will continue to closely monitor the fixed income markets throughout the balance of the year to take advantage of any opportunities that may arise due to any further movement in interest rates. Other operating income increased as the result of growth in residential mortgage loan sale fees, letter of credit fees, cash management fees and annuity sales commissions in 2003.

The 12.1% growth in total operating expenses during the first nine months of 2003 as compared to 2002 was due to increases in several categories. The most significant increases pertained to salaries and other employee benefits (up $1.7 million), occupancy costs (up $438 thousand) and legal expenses (up $1.3 million). The increase in salaries and benefits costs resulted largely from the opening of two new branches in the first half of 2002 coupled with growth in support staff and related benefit costs during 2003, while the growth in occupancy expense was due to both the expanded branch network and the additional occupancy requirements for the Company's support areas. The growth in legal expenses was due primarily to the ongoing litigations related to Island Mortgage Network and its affiliates ("IMN"), as previously discussed in detail in the Company's 2001, 2002 and 2003 Securities and Exchange Commission filings and as discussed in detail in Part II, Item 1 herein. The Company will incur additional costs, not quantifiable at this time, related to the IMN litigations during the remainder of 2003, but management expects that the third quarter legal expenses are generally indicative of expenses to be incurred for the balance of the year.

The above factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 72.0% for the first nine months of 2003 as compared to 66.9% in 2002. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, improved during the first nine months of 2003 to

                                      (15)

3.10% from a level of 3.24% in 2002.

Income tax expense rose by $1.4 million for the first nine months of 2003 as compared to 2002, resulting in an increase in the Company's effective tax rate to 30.4% from 25.5% a year ago. This rise is largely due to a reduction in tax-exempt income coupled with a higher effective New York state tax rate.

Material Changes in Results of Operations for the Three Months Ended September 30, 2003 versus 2002 - Net income for the three months ended September 30, 2003 was $3.4 million, an increase of $817 thousand or 31.3%, when compared to the same 2002 period. The improvement in noninterest income to $3.1 million was partially offset by slightly lower net interest income, growth in operating expenses (up 5.9%), a higher provision for probable loan losses and an increase in the effective income tax rate. Basic earnings per common share were $0.41 in 2003 and $0.31 in 2002, while fully diluted earnings per share were $0.39 and $0.31, respectively. The Company's returns on average assets and stockholders' equity were 1.06% and 15.08% in 2003 and 0.85% and 12.19% in 2002, respectively.

The reasons supporting the third quarter earnings performance are, for the most part, similar to those already discussed in the nine-month analysis. The decrease of $72 thousand in net interest income resulted from a 27 basis points narrowing of the net interest margin to 4.44% during the third quarter of 2003. Growth in average interest-earning assets of 4%, principally driven by growth in the loan portfolio, was offset by the lower interest rate environment.

Noninterest income improved $2.3 million for the third quarter of 2003 as compared to 2002. This was due in large measure to a $2.2 million increase in net security gains, a $76 thousand increase in other operating income, mainly due to growth in residential mortgage loan sale fees, and a $24 thousand increase in service charges on deposit accounts.

The 5.9% growth in total operating expenses during the third quarter of 2003 as compared to 2002 was primarily due to increases in salaries and other employee benefits (up $448 thousand), occupancy costs (up $85 thousand) and equipment costs (up $84 thousand), partially offset by a decrease in marketing expenses of $188 thousand.

The above factors resulted in an operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 71.0% for the third quarter of 2003 as compared to 66.5% in 2002. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, increased nominally during the third quarter of 2003 to 3.14% from a level of 3.10% in 2002.

Income tax expense rose by $731 thousand for the third quarter of 2003 as compared to 2002, resulting in an increase in the Company's effective tax rate to 32.0% from 25.3% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $10 million at September 30, 2003, a $4 million increase from December 31, 2002 and a $3 million increase from the comparable 2002 date. The increase in nonperforming assets is primarily the result of the second quarter 2003 movement to nonaccrual status of two large commercial credits. In the third quarter of 2003, one of these credits totaling $2.7 million was moved to other real estate owned. Management of the Company expects to dispose of this property within six to nine months with no material impact on the Company's financial statements. As of September 30, 2003, there were no restructured accruing loans. This compares to balances of $107 thousand and $112 thousand at year-end 2002 and September 30, 2002, respectively. Restructured loans continue to accrue and pay interest in accordance with their modified terms. Loans 90 days or more past due and

                                      (16)
still accruing interest totaled $386 thousand, reflecting increases of $257 thousand and $305 thousand whencompared to year-end 2002 and September 30, 2002, respectively.

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

The allowance for probable loan losses amounted to $11 million or 1.6% of total loans at September 30, 2003 versus $10 million and 1.7%, respectively, at the comparable 2002 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured accruing loans and loans 90 days or more past due and still accruing, declined to 129% at September 30, 2003 from 153% at December 31, 2002 and from 130% one year ago.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first nine months of 2003 and 2002 was $3.0 million and $2.7 million, respectively. Net loan charge-offs during the same periods were approximately $2.4 million and $1.8 million, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2003. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the rest of 2003. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

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

                                      (17)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


TABLE 2 - 2                                             NET INTEREST INCOME ANALYSIS
-----------
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                            -----------------------------------------------------
($ IN THOUSANDS)
                                                                 2003                                          2002
                                                  ----------------------------------             ----------------------------------
                                                  Average                    Average             Average                    Average
                                                  Balance     Interest    Yield/Cost             Balance     Interest    Yield/Cost
                                                  ----------------------------------             ----------------------------------
ASSETS:
Interest-earning assets:
Mortgage-backed securities                      $ 276,419      $ 6,225          2.97 %         $ 245,715      $ 8,739         4.76 %
Municipal securities                               76,973        2,347          4.02              90,609        2,683         3.96
Government Agency and other securities            229,835        6,918          3.97             145,279        5,260         4.84
                                                 --------       ------         -----            --------       ------         ----
Total securities                                  583,227       15,490          3.50             481,603       16,682         4.63
                                                 --------      -------         -----            --------      -------         ----
Federal funds sold                                  2,939           21          0.94               3,062           38         1.66
Securities purchased under agreements to
    resell                                         41,408          360          1.15              33,141          432         1.74
Interest-bearing deposits                           1,764            9          0.68               1,752           16         1.22
Loans                                             638,776       33,017          6.82             577,220       32,547         7.54
                                                 --------      -------         -----            --------      -------         ----
Total interest-earning assets                   1,268,114       48,897          5.08           1,096,778       49,715         6.06
                                               ----------      -------         -----          ----------      -------         ----
Non-interest-earning assets                        84,494                                         58,075
                                                  -------                                         ------
Total Assets                                   $1,352,608                                    $ 1,154,853
                                               ==========                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                $ 606,441      $ 3,421          0.75 %         $ 381,666      $ 2,718         0.95 %
Time deposits                                     319,760        4,571          1.89             412,726        7,401         2.40
                                                 --------       ------         -----            --------       ------         ----
Total savings and time deposits                   926,201        7,992          1.14             794,392       10,119         1.70
                                                 --------       ------         -----            --------      -------         ----
Federal funds purchased                             6,821           72          1.39               3,075           45         1.96
Securities sold under agreements to
     repurchase                                    15,047          152          1.33              46,871          674         1.92
Other borrowed funds                               29,268          420          1.89              26,949          693         3.44
Guaranteed preferred beneficial interest
    in subordinated debt                           10,000          415          5.47                   -            -            -
                                                  -------         ----         -----                  --           --            -
Total interest-bearing liabilities                987,337        9,051          1.22             871,287       11,531         1.77
                                                 --------       ------         -----            --------      -------         ----
Demand deposits                                   237,522                                        192,365
Other liabilities                                  37,178                                         10,145
                                                  -------                                         ------
Total liabilities                               1,262,037                                      1,073,797
Stockholders' equity                               90,571                                         81,056
                                                  -------                                         ------
Total Liabilities and
    Stockholders' Equity                       $1,352,608                                    $ 1,154,853
                                              ===========                                    ===========
Net interest income/rate spread                                 39,846         3.87  %                         38,184         4.29 %
                                                                              -----                                          -----
Add tax-equivalent basis adjustment                              1,323                                          1,553
                                                                ------                                          -----
Net interest margin - tax-equivalent basis                    $ 41,169         4.34  %                       $ 39,737         4.84 %
                                                             =========        =====                         =========        =====


                                      (18)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

TABLE 2 - 3
--------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
SEPTEMBER 30, 2003 VERSUS DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

NONPERFORMING ASSETS BY TYPE:
                                                                                                  PERIOD ENDED:
                                                                             -------------------------------------------------------
                                                                             9/30/2003             12/31/2002              9/30/2002
                                                                             ---------             ----------              ---------
Nonaccrual Loans                                                              $7,817                 $6,317                 $7,595
Other Real Estate Owned                                                        2,650                      -                      -
                                                                               -----                  -----                  -----
    Total Nonperforming Assets                                               $10,467                 $6,317                 $7,595
                                                                              ======                  =====                  =====
Restructured Accruing  Loans                                                      $0                   $107                   $112
Loans  90  Days  or  More  Past  Due
   and Still Accruing                                                           $386                   $129                    $81
Gross  Loans  Outstanding                                                   $679,622               $620,384               $597,893
Total  Stockholders'  Equity                                                 $91,485                $87,683                $88,933


ANALYSIS OF THE ALLOWANCE FOR
  PROBABLE LOAN LOSSES:
                                                                                                   QUARTER ENDED:
                                                                             -------------------------------------------------------
                                                                             9/30/2003             12/31/2002              9/30/2002
                                                                             ---------             ----------              ---------
Beginning Balance                                                            $10,395                $10,152                 $9,894
Provision                                                                        984                    822                    816
Net Charge-Offs                                                                 (782)                  (928)                  (558)
                                                                              ------                 ------                 ------
Ending Balance                                                               $10,597                $10,046                $10,152
                                                                              ======                 ======                 ======

KEY  RATIOS:
                                                                                                  PERIOD ENDED:
                                                                             -------------------------------------------------------
                                                                             9/30/2003             12/31/2002              9/30/2002
                                                                             ---------             ----------              ---------
Allowance  as  a  %  of  Total  Loans                                           1.6%                   1.6%                   1.7%

Nonaccrual Loans  as  a  %  of  Total  Loans                                    1.2%                   1.0%                   1.3%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                                            1.5%                   1.0%                   1.3%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                                                    135.6%                 159.0%                 133.7%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans, Restructured
   Accruing Loans and Loans 90 Days or
   More Past Due and Still Accruing                                           129.2%                 153.3%                 130.4%


(1) Excludes restructured accruing loans and loans 90 days or more past due and still accruing interest.


                                      (19)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2002 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at September 30, 2003 compared to December 31, 2002. The following is an update of the discussion provided therein.

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

A static "behavioral" gap report (see Table 3-1), a snapshot at a single point in time, measures the difference between assets and liabilities repricing characteristics in selected future time periods based on the current interest rate environment. The assumptions used in the report are the same as those used for the December 31, 2002 analysis. The Company's one-year cumulative gap ratio at September 30, 2003 is 134.8%. The Company's asset-sensitive position, meaning that more assets reprice on a cumulative basis than liabilities, may imply that net interest income could decrease in declining rate scenarios and increase in rising rate scenarios. However, a static gap report should only be considered a directional indicator of the possible changes to net interest income given changes in interest rates.

The Company is still not subject to foreign currency exchange or commodity price risk and does not own any trading assets. At September 30, 2003, the Company is party to two interest rate swap agreements to manage its exposure to fluctuations in interest rates on its variable rate commercial loans. There have been no material changes in the composition of assets or deposit liabilities from December 31, 2002. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 2002. The Board of Directors has not amended the approved limits of acceptable variances.

                                      (20)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK (CONTINUED)

                                                                  SEPTEMBER 30, 2003
TABLE  3-1                                              LIQUIDITY AND INTEREST RATE SENSITIVITY
-----  ---                                              ---------------------------------------


                                                                 SENSITIVITY TIME HORIZON
                                     -----------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                                         Noninterest-
INTEREST - SENSITIVE  ASSETS :  1)   0 - 6 Months      6-12 Months      1 - 5 Years       Over 5 Years    Sensitive            Total
--------------------  --------  --   ------------      -----------      -----------       ------------    ---------            -----

Loans (net of unearned income)  2)       $368,222          $37,936         $190,738         $74,909          $7,817         $679,622
Interest-Bearing Deposits                   1,259                                                                              1,259
Securities Held to Maturity                30,079           40,000                                                            70,079
Securities  Available  for  Sale  3)       48,820           60,062          216,572         150,556           3,909          479,919
                                          -------          -------          -------         -------          ------        ---------
      Total  Interest-Earning Assets      448,380          137,998          407,310         225,465          11,726        1,230,879
Unrealized Net Gain on Securities
 Available for Sale                           743                                                                                743
Noninterest-Bearing Cash and Due
 from Banks                                32,662                                                                             32,662
All  Other  Assets   7)                     4,188            1,822              145              47           9,174           15,376
                                          -------          -------          -------         -------          ------        ---------
      Total  Assets                      $485,973         $139,820         $407,455        $225,512         $20,900       $1,279,660
                                          -------          -------          -------         -------          ------        ---------

INTEREST - SENSITIVE  LIABILITIES : 1)
--------------------  ------------- --

Savings  Accounts  4)                     $16,535          $16,535         $132,281         $99,210                         $264,561
Money  Fund  and  NOW Accounts  5)         26,051           24,050          192,540          45,380                          288,021
Time  Deposits 6)                         178,980           63,199           17,865             725                          260,769
                                          -------          -------          -------         -------          ------        ---------
     Total  Interest-Bearing Deposits     221,566          103,784          342,686         145,315               -          813,351
Federal Funds Purchased, Securities
 Sold Under Agreements to Repurchase
 and Other Borrowings                      99,389              244              334                                           99,967
Guaranteed Preferred Beneficial Interest
 in Subordinated Debt                      10,000                                                                             10,000
                                          -------          -------          -------         -------          ------        ---------
    Total  Interest-Bearing Liabilities   330,955          104,028          343,020         145,315               -          923,318
Net Payable - Securities Purchases          1,006                                                                              1,006
All  Other  Liabilities, Equity and
 Demand Deposits 7)                        20,815           13,637           91,901         137,498          91,485          355,336
                                          -------          -------          -------         -------          ------        ---------
    Total  Liabilities  and  Equity      $352,776         $117,665         $434,921        $282,813         $91,485       $1,279,660
                                          -------          -------          -------         -------          ------        ---------

 Cumulative Interest-Sensitivity Gap 8)  $117,425         $151,395         $215,685        $295,835        $307,561
 Cumulative Interest-Sensitivity Ratio 9)   135.5 %          134.8 %          127.7 %         132.0 %         133.3 %
 Cumulative Interest-Sensitivity Gap
  As  a  %  of  Total Assets                  9.2 %           11.8 %           16.9 %          23.1 %          24.0 %

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

                                      (21)

ITEM 4. - CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and are operating in an effective manner. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of November 7, 2003 are as follows:


         Blanton, et al. v. IMN Financial Corp., et al., Adv. Proc. No. 01-8096,
         ----------------------------------------------
Bankruptcy Court for the Eastern District of New York, and Moritz, et al. v.
                                                           -----------------
National Settlement Services Corp., et al., Civil Action No. 3:00 CV 426 MU,
------------------------------------------
Western District of North Carolina. While technically these cases remain pending, the Bank has executed binding settlement agreements with the plaintiffs in both cases, and finalization of those settlements is contingent only upon the fulfillment of certain conditions precedent by the plaintiffs, which have not yet occurred but are expected to occur.
The cost of settling these litigations is not material.


         Alan M. Jacobs, as Chapter 11 Trustee v. State Bank of Long Island,
         ------------------------------------------------------------------
Adv. Proc. No. 02-8157, Bankruptcy Court for the Eastern District of New York. The Court denied the Trustee's motion for summary judgment on its $14 million preference claim and granted State Bank's cross-motion for summary judgment, dismissing that claim. The Trustee recently moved for leave to file an amended complaint; the motion is scheduled to be argued on January 13, 2004.


         Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181,
         ----------------------------------------
 Bankruptcy Court for the Eastern District of New York.


         Household Commercial  Financial Services,  Inc., et al. v. Action
         -----------------------------------------------------------------
Abstract,  Inc., et al., Adv. Proc. No. 02-8167,  Bankruptcy Court for the
-----------------------
Eastern District of New York.


The Bank is defending the active lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position. The Bank is continuing to explore the extent to which insurance coverage may be available to defray some of the

                                      (22)
costs associated with the IMN-related litigations.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company's financial statements.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:
         --------------------

         On July 18, 2003, the Company issued the earnings release for the period ended June 30, 2003.




                                      (23)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               STATE BANCORP, INC.







11/14/03                                  s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







11/14/03                                  s/Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)




                                      (24)