Form 10-K
period 2003-12-31
STATE BANCORP INC
filed 2004-03-12
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -----
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

                           Commission File No. 0-14874

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             -----
                       THE SECURITIES EXCHANGE ACT OF 1934

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

        Registrant's telephone number including area code: (516) 437-1000
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock ($5.00 par value)
                         ------------------------------
                                (Title of Class)

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

                                    Yes X      No
                                       ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes X      No
                                       ---        ---

As of June 30, 2003, there were 8,452,648 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $165,418,000 as computed using the closing market price of the stock reported by the American Stock Exchange on June 30, 2003.

As of March 5, 2004, there were 8,595,531 outstanding shares of State Bancorp, Inc. common stock.

                               STATE BANCORP, INC.
                                    Form 10-K
                                      INDEX

PART I                                                                   Page
Item 1.           Business
                  General                                                   3
                  Statistical Information                                   7

Item 2.           Properties                                                8

Item 3.           Legal Proceedings                                         9

Item 4.           Submission of Matters to a Vote of Stockholders          10

PART II
Item 5.           Market for Registrant's Common Stock and Related
                  Stockholder Matters                                      10

Item 6.           Selected Consolidated Financial Data                     10

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

Item 7A.          Quantitative and Qualitative Disclosure About
                  Market Risk                                              11

Item 8.           Consolidated Financial Statements and
                  Supplementary Data                                       11

Item 9.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                   11

Item 9A.          Controls and Procedures                                  11

PART III
Item 10.          Directors and Executive Officers of the Registrant       11

Item 11.          Executive Compensation                                   12

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters           12

Item 13.          Certain Relationships and Related Transactions           12

Item 14.          Principal Accounting Fees and Services                   13

PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K                                              13

SIGNATURES                                                                 17

                       DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

         (1) The Annual Report to Stockholders for the year ended December 31, 2003. Referenced in Parts I, II and IV of the December 31, 2003 Annual Report on Form 10-K, Items 1, 5, 6, 7, 7A, 8 and 15.

         (2) The 2004 Proxy Statement, to be filed on or about March 31, 2004. Referenced in Part III of the December 31, 2003 Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

                                     PART I
ITEM 1.   BUSINESS

General

State Bancorp, Inc. (the "Company") is a $1.4 billion one bank holding company headquartered in New Hyde Park, New York. The Company was formed in 1985 for the purpose of acquiring State Bank of Long Island (the "Bank") in a one-for-one stock exchange. The Bank is the Company's sole operating subsidiary and principal asset. The Bank is a New York state chartered commercial bank conducting a general banking business focused on the small to mid-sized business, municipal and consumer markets in Long Island and Queens, New York. The Bank was formed in 1966 and through a strategy of measured, orderly growth emphasizing high-quality personal service has grown to be the largest independent commercial bank headquartered in Nassau County. In October 2002 the Company formed the State Bancorp Capital Trust I ("Trust I") to accommodate the private placement of $10 million in capital securities and in 2003 the Company formed the State Bancorp Capital Trust II ("Trust II") in connection with the private placement of an additional $10 million in capital securities, both of which are more fully described in Note 7 on pages 49 - 50 of the Company's 2003 Annual Report to Stockholders (the "2003 Annual Report"), which is incorporated herein by reference. Trust I and Trust II are the Company's only other direct subsidiaries.

As of December 31, 2003, the Company, on a consolidated basis, had total assets of approximately $1.4 billion, total deposits of approximately $1.2 billion, and stockholders' equity of approximately $94.7 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through fifteen full-service branches in those counties and a lending center in Jericho. The Bank's deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Credit services offered include commercial mortgage loans, construction mortgage loans, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans, letters of credit, equipment leasing and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds, and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. Thirteen of the Bank's branches have ATMs. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank's strategy of establishing and maintaining long-term customer relationships has contributed to the Bank's relatively stable core deposit base.

The Bank considers its business to be highly competitive in its market areas. The Bank competes with depository financial institutions and other businesses with respect to its lending services and/or in attracting deposits. Competitors include commercial banks, savings banks, savings and loan associations, insurance companies, regulated small loan companies, credit unions, money market funds, and affiliates of consumer goods manufacturers. The Bank's competitors include local, regional and national depository financial institutions and other businesses of varied sizes. The Bank is considerably smaller in size than many of its major banking competitors. Nonetheless, the Bank has demonstrated the ability to compete profitably with larger financial institutions.

The Bank's leasing activity has been primarily conducted by its wholly owned subsidiaries, New Hyde Park Leasing Corporation ("NHPL"), formed in 1979 to lease commercial equipment, and Studebaker-Worthington Leasing Corp., acquired in 2001 with a thirty year history of nationwide equipment leasing specializing in small-ticket leases for computers and office equipment.

The Bank has organized various operating subsidiaries that engage in activities that the Bank could engage in directly. NHPL owns 51% of P.W.B. Realty, L.L.C., which was formed in 2002 to own the Bank's branch premises located in Port Washington, New York. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established two wholly owned Delaware based subsidiaries - SB Portfolio Management Corp. ("SB Portfolio") and SB Financial Services Corp. ("SB Financial"). SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single customer or very few customers. No material amount of deposits is obtained from a single depositor. Additional information about deposits can be found on page 60 of the 2003 Annual Report, which is incorporated herein by reference.

The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its customers. The Bank's nature and conduct of business have remained substantially unchanged since year-end 2002.

The Company expects that compliance with provisions regulating environmental controls will have no effect upon the capital, expenditures, earnings or competitive position of the Company.

The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment.

The Bank has not experienced any material seasonal fluctuations in its business.

The Company has not had material expenditures for research and development.

The Company employed 324 full-time and part-time officers and employees as of December 31, 2003.

Additional information on the business of the Company is contained in the 2003 Annual Report on page 44 and in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 24, which is incorporated herein by reference.

The Company's Internet address is www.statebankofli.com. The Company makes available on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Supervision and Regulation

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the "BHC Act"), and is therefore subject to supervision and regulation by the Federal Reserve Board ("FRB"). The Bank is chartered by the State of New York and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank is subject to the regulation and supervision of the New York Banking Department (the "Banking Department") and the FDIC.

The following summary discussion sets forth certain of the material elements of the legal and regulatory framework applicable to banks and bank holding companies and their subsidiaries. The regulation of banks and bank holding companies is extremely complex and this summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory guidance. Management believes the Company is in compliance in all material respects with these laws and regulations. A change in applicable statutes and regulations or regulatory policy may have a material effect on the business of the Company and/or the Bank. Additional information is set forth in various portions of the 2003 Annual Report, including "Capital Resources" (pages 35 - 36) and Note 15 to the 2003 consolidated financial statements (page 55), all of which portions are incorporated herein by reference.

Bank holding companies and banks are prohibited by law from engaging in unsafe and unsound banking practices. Federal and New York State banking laws, regulations and policies extensively regulate the Company and the Bank including prescribing standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan to value ratios. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and banks, including the power to impose substantial fines, limit dividends, and restrict operations and acquisitions.

As a bank holding company, the Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the FRB, except as specifically authorized under the BHCA. Under the BHCA, the Company, subject to the approval of or notice to the FRB, may acquire shares of non-banking corporations the activities of which are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Consistent with this "source of strength" policy, the FRB takes the position that a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the company's capital needs, asset quality and overall financial condition.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under
Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the FRB under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company. The New York Banking Law (the "Banking Law") similarly regulates a change in control affecting the Bank and requires the approval of the New York State Banking Board or Superintendent of Banks.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed. The Banking Law authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for de novo interstate branching.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act ("CRA"). Under the terms of the CRA, the FDIC (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York state chartered banks.

Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

The Company's primary source of income is dividends from the Bank. Federal and New York State law impose limitations on the payment of dividends by the Bank. Further information about the amount available for dividends can be found on page 55 of the 2003 Annual Report, which is incorporated herein by reference. The federal banking regulators have adopted risk-based capital and leverage guidelines that require the Company's capital-to-assets ratios meet certain minimum standards. The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For a further discussion, see
Note 15 on page 55 of the 2003 Annual Report, which is incorporated herein by reference.

Government Monetary Policies and Economic Control.

The earnings of the Company and the Bank are affected by the policies of regulatory authorities including the Board of Governors of the Federal Reserve System and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against member bank deposits, and changes in the federal discount rate. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid for deposits. Changes in government monetary policies and economic controls could have a material effect on the business of the Bank.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933.

Incorporated by reference is the Company's 2003 Annual Report to Stockholders. The Company's statistical information may be found on pages 56 - 61.

ITEM 2.   PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company's banking activities at December 31, 2003:


Location                                Owned or Leased         Lease Expiration Date   Renewal Terms
--------                                ---------------         ---------------------   -------------

Main Office:
699 Hillside Avenue                 Building owned, land leased       3/27/2009         One ten-year renewal option
New Hyde Park, NY

Lending Facility:
Two Jericho Plaza                            Leased                   3/31/2012         None
Jericho, NY

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

2 Lincoln Avenue                             Leased                   5/31/2005         One five-year renewal option
Rockville Centre, NY

960 Port Washington Boulevard                Leased                   1/24/2007         Five five-year renewal options
Port Washington, NY

Suffolk County Branch Offices:
27 Smith Street                              Leased                  10/31/2007         Two five-year renewal options
Farmingdale, NY

740 Veterans Memorial Highway                Leased                   6/30/2005         Two ten-year renewal options
Hauppauge, NY

580 East Jericho Turnpike                    Leased                  12/31/2008         None
Huntington Station, NY

4250 Veterans Memorial Highway               Leased                  12/31/2008         One five-year renewal option
Holbrook, NY

234 Route 25A                                Leased                   5/31/2005         Two five-year renewal options
East Setauket, NY

Queens County Branch Offices:
49-01 Grand Avenue                           Leased                   4/30/2006         Two five-year renewal options
Maspeth, NY

75-20 Astoria Boulevard                      Leased                   5/30/2006         Two five-year renewal options
Jackson Heights, NY

21-31 46th Avenue                            Leased                   1/31/2006         One five-year renewal option
Long Island City, NY

Subsidiary Facilities:
1403 Foulk Road                              Leased                   6/30/2004         One-year renewal options
Wilmington, DE

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

ITEM 3.   LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of February 27, 2004 are as follows:

Blanton,  et al. v. IMN Financial  Corp., et al., Adv. Proc. No. 01-8096,
------------------------------------------------
Bankruptcy  Court for the Eastern  District of New York, and
Moritz,  et al. v. National  Settlement  Services Corp.,  et al., Civil Action
----------------------------------------------------------------
No. 3:00 CV 426 MU, Western District of North Carolina. While technically these cases remain pending, the Bank has executed binding settlement agreements with the plaintiffs in both cases, and finalization of those settlements is contingent only upon the fulfillment of certain conditions precedent by the plaintiffs, which has not yet occurred but is expected to occur. The cost of settling these litigations is not material.

Alan M. Jacobs, as Chapter 11 Trustee v. State Bank of Long Island, Adv. Proc.
------------------------------------------------------------------
No. 02-8157, Bankruptcy Court for the Eastern District of New York. The Court denied the Trustee's motion for summary judgment on its $14 million preference claim and granted State Bank's cross-motion for summary judgment, dismissing that claim. The Trustee moved for leave to file an amended complaint, alleging that other transfers from IMN to State Bank in the amount of approximately $5.5 million, which were not referenced in the Trustee's original complaint, are avoidable both as fraudulent conveyances and preferential transfers. Briefing on the motion is not yet complete.

Broward Title Co. v. Alan Jacobs,  et al., Adv.  Proc. No.  01-8181,
-----------------------------------------
Bankruptcy Court for the Eastern District of New York. In July, 2002, Broward's claims against the Bank and the Duboff defendants were severed from its claims against the remaining defendants. Since that time, Broward has been actively pursuing its case against the remaining defendants and has not made any attempts to prosecute its case against State Bank, although it may do so at a later date.

Household Commercial  Financial Services,  Inc., et al. v. Action Abstract,
---------------------------------------------------------------------------
Inc., et al., Adv. Proc. No. 02-8167,  Bankruptcy Court for the Eastern
------------
District of New York. The parties are currently in the expert discovery phase of litigation.

Additionally, in December 2003 the Bank and Gulf Insurance Company ("Gulf") resolved certain claims made by the Bank under insurance policies issued by Gulf.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2003.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          (a) Incorporated herein by reference is the Company's 2003 Annual Report to Stockholders. The Company's common stock market data for the past three years may be found on page 62 thereof.

          (b) At December 31, 2003, the approximate number of equity stockholders were as follows:

                       (1)                                        (2)
                  Title of Class                        Number of Record Holders
                  --------------                        ------------------------
                  Common Stock                                   1,441

          (c) Annual cash dividends of 55, 52, and 49 cents per share, restated to give retroactive effect to stock dividends, were paid in 2003, 2002, and 2001, respectively. The Company also paid 5% stock dividends in 2003, 2002 and 2001. It is the Company's expectation that dividends will continue to be paid in the future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          (a) Incorporated herein by reference is the Company's 2003 Annual Report to Stockholders. The Company's selected financial data for the last five years may be found on page 2.

          (b) Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (a) Incorporated herein by reference is the Company's 2003 Annual Report to Stockholders. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 24 - 38.

          (b) There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way.

          (c) As of December 31, 2003, the Company had no material commitments for capital expenditures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated herein by reference is the Company's 2003 Annual Report to Stockholders. The Company's Asset/Liability Management and Market Risk and Interest Rate Risk discussions may be found on pages 36 - 38.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the Company's 2003 Annual Report to Stockholders. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 40. The Company's audited Consolidated Statements of Income, Cash Flows and Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003 may be found on pages 41 - 43.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the Company's 2004 Proxy Statement, to be filed on or about March 31, 2004. The identification of the directors of the Company may be found under "Election of Directors." The identification of the executive officers of the Company may be found under "Principal Officers." There exist no family relationships between any director or executive officer. Disclosure of the audit committee financial expert may be found under "Corporate Governance." Compliance with section 16(a) of the Exchange Act may be found under "Section 16(a) Beneficial Ownership Reporting Compliance." The Company has adopted a Code of Ethics that applies to its chief executive officer and senior financial officers. A copy is annexed as Exhibit (14) a). The Company has also adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries. A copy is annexed as Exhibit (14) b). Amendments to these codes will be posted on the Company's website www.statebankofli.com.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 2004 Proxy Statement, to be filed on or about March 31, 2004. Executive compensation may be found under "Management Remuneration."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company's 2004 Proxy Statement, to be filed on or about March 31, 2004. Security ownership of certain beneficial owners and management may be found under "Security Ownership of Management."

Additionally, information about the Company's equity compensation plans may be found below:

                                                                                                   Number of securities
                                                                                                  remaining available for
                                     Number of securities             Weighted-average             future issuance under
                                       to be issued upon              exercise price of             equity compensation
                                    exercise of outstanding         outstanding options,        plans (excluding securities
                                 options, warrants and rights        warrants and rights          reflected in column (a))
     Plan Category                           (a)                            (b)                            (c)
     -------------                           ---                            ---                            ---

Equity compensation plans
approved by security holders              754,064                        $13.80                         558,592

Equity compensation plans not
approved by security holders                7,267 (1)                      N/A                          130,678 (2)
                                          -------                        ------                         -------
Total                                     761,331                        $13.80                         689,270
                                          =======                        ======                         =======

1) Represents Deferred Stock Credits pursuant to the Directors' Stock Plan as of December 31, 2003. Incorporated by reference is the Company's 2003 Annual Report to Stockholders. A description of the Company's Directors' Stock Plan may be found on page 52.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 2004 Proxy Statement, to be filed on or about March 31, 2004. Certain relationships and related transactions may be found under "Certain Transactions" and "Election of Directors."

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the Company's 2004 Proxy Statement, to be filed on or about March 31, 2004. Audit fees, audited related fees, tax fees and all other fees may be found under "Independent Auditors." Pre-approval policies and procedures may be found under "Corporate Governance."

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                  ON FORM 8-K

          (a)     Financial Statements

                  Incorporated herein by reference is the Company's 2003 Annual Report to Stockholders. The following financial statements, notes and independent auditors' report thereon may be found on pages 39 - 55.

                  - Consolidated Balance Sheets as of December 31, 2003 and
                    2002.

                  - Consolidated Statements of Income for the years ended
                    December 31, 2003, 2002 and 2001.

                  - Consolidated Statements of Cash Flows for the years ended
                    December 31, 2003, 2002 and 2001.

                  - Consolidated Statements of Stockholders' Equity and
                    Comprehensive Income (Loss) for the years ended December 31, 2003, 2002 and 2001.

                  Notes to Consolidated Financial Statements

                  - Summary of Significant Accounting and Reporting Policies (1)
                  - Securities Held to Maturity and Securities Available for
                    Sale (2)
                  - Loans - Net (3)
                  - Bank Premises and Equipment - Net (4)
                  - Other Assets (5)
                  - Lines of Credit and Borrowed Funds (6)
                  - Guaranteed Preferred Beneficial Interest in Subordinated
                    Debt (7)
                  - Income Taxes (8)
                  - Incentive Stock Option Plans (9)
                  - Employee Benefit Plans (10)
                  - Commitments and Contingent Liabilities (11)
                  - State Bancorp, Inc. (Parent Company Only) (12)
                  - Financial Instruments with Off-Balance Sheet Risk (13)
                  - Disclosures About Fair Value of Financial Instruments (14)
                  - Regulatory Matters (15)

                  Independent Auditors' Report

                  Schedules are omitted because they are not applicable or because required information is shown in the consolidated financial statements or the notes thereto.

          (b) Reports on Form 8-K

                  - On October 17, 2003, the Company issued the earnings release for the period ended September 30, 2003.

                  - On December 23, 2003, the Company announced the trust
                    preferred securities offering issued by State Bancorp Capital Trust II.

          (c)     Exhibits

Exhibit No.    Item                                                              Method of Filing
-----------    ----                                                              ----------------

(3)            Articles of incorporation and By-Laws                             Incorporated by reference from exhibit B to the
                                                                                 Company's Registration Statement on Form S-4,
               a) Articles of incorporation                                      file No. 33-2958, Filed February 3, 1986.

               b) By-Laws, as amended                                            Incorporated by reference from Exhibit 3b to
                                                                                 the Company's June 30, 2003 Form 10-Q.

(4)            Instruments defining the rights of security holders               Pages 22-28 of the above referenced Registration
                                                                                 Statement.

(10)           Material contracts

               a)       Deferred Compensation Plan                               Incorporated by reference from exhibit 10b to the
                                                                                 Company's December 31, 1986 Form 10-K.

               b) (i)   Directors' Incentive Retirement Plan                     Incorporated by reference from exhibit 10c to the
                                                                                 Company's December 31, 1986 Form 10-K.

               b) (ii)  Agreements of participants                               Incorporated by reference from exhibit 10b (ii)
                        surrendering their rights under                          to the Company's December 31, 1992 Form 10-K.
                        the directors' incentive retirement plan.

               b) (iii) Agreements of participants modifying                     Incorporated by reference from exhibit 10b (iii)
                        agreements described in item b) (ii)                     to the Company's December 31, 1995 Form 10-K.

               c)       1987 Incentive Stock Option Plan, as amended             Incorporated by reference from exhibit 10c to the
                                                                                 Company's December 31, 1991 Form 10-K.

               d)       1994 Incentive Stock Option Plan                         Incorporated by reference from exhibit 10d to the
                                                                                 Company's December 31, 1993 Form 10-K.

               e) (i) Change of control agreement no. 1                          Incorporated by reference from exhibit 10e to the
                                                                                 Company's December 31, 1997 Form 10-K.

               e) (ii) Change of control agreement no. 2                         Incorporated by reference from exhibit 10e to the
                                                                                 Company's December 31, 1997 Form 10-K.

               e) (iii) Change of control agreement no. 3                        Incorporated by reference from exhibit 10e to the
                                                                                 Company's December 31, 1997 Form 10-K.

               e) (iv)  Change of control agreement no. 4                        Incorporated by reference from exhibit 10e to the
                                                                                 Company's December 31, 1997 Form 10-K.

               e) (v)   Change of control agreement no. 5                        Incorporated by reference from exhibit 10e to the
                                                                                 Company's December 31, 1997 Form 10-K.

               f)       State Bank of Long Island 401(k)                         Incorporated by reference from exhibit 10g to the
                        Retirement Plan and Trust                                Company's December 31, 1987 Form 10-K.

               g)       State Bancorp, Inc. Employee Stock                       Incorporated by reference from exhibit 10g to the
                        Ownership Plan                                           Company's December 31, 1987 Form 10-K.

               h)       Deferred Compensation Agreement                          Incorporated by reference from exhibit 10h to the
                                                                                 Company's December 31, 1995 Form 10-K.

               i)       1999 Incentive Stock Option Plan                         Incorporated by reference from exhibit 10i to the
                                                                                 Company's December 31, 1998 Form 10-K.

               j) (i)   1998 Directors' Stock Plan                               Incorporated by reference from exhibit 10j to the
                                                                                 Company's December 31, 1999 Form 10-K.

               j) (ii)  1998 Directors' Stock Plan Amendment                     Incorporated by reference from exhibit 10j to the
                        No. 1                                                    Company's December 31, 2000 Form 10-K.

               j) (iii) 1998 Directors' Stock Plan                               Incorporated by reference from exhibit 10j (iii)
                        Amendment No. 2                                          to the Company's June 30, 2003 Form 10-Q.

               k)       Stock Option Plan (2002)                                 Incorporated by reference from exhibit 10k to the
                                                                                 Company's December 31, 2002 Form 10-K.

(13)           Annual Report to Stockholders                                     Filed herein.

(14)           a) Code of Ethics for Chief Executive                             Filed herein.
                  and Senior Financial Officers

               b) Code of Business Conduct and Ethics                            Filed herein.

(23)           Independent Auditors'  Consent                                    Filed herein.

(31)           Certification pursuant to Rule 13a-14(a) or 15d-14(a)             Filed herein.
               of the Securities Exchange Act of 1934, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

(32)           Certification pursuant to 18 U.S.C. Section 1350, as adopted      Filed herein.
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                              STATE BANCORP, INC.
                              By:      s/Thomas F. Goldrick, Jr., Chairman
                                       --------------------------------------
                                       Thomas F. Goldrick, Jr., Chairman
                              Date:    February 24, 2004
                                       -------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature                     Title                              Date
---------                     -----                              ----

s/Thomas F. Goldrick, Jr.    Chairman of the Board               2/24/04
-------------------------    (Chief Executive Officer)           -------
Thomas F. Goldrick, Jr.

s/Daniel T. Rowe             President                           2/24/04
-----------------                                                -------
Daniel T. Rowe

s/Richard W. Merzbacher      Vice Chairman                       2/24/04
-----------------------                                         --------
Richard W. Merzbacher

s/Brian K. Finneran          Secretary/Treasurer                 2/24/04
-------------------          (Principal Financial Officer)      --------
Brian K. Finneran

s/J. Robert Blumenthal       Director                            2/24/04
----------------------                                          --------
J. Robert Blumenthal

s/Thomas E. Christman        Director                            2/24/04
----------------------                                          --------
Thomas E. Christman

s/Arthur Dulik, Jr.          Director                            2/24/04
-------------------                                             --------
Arthur Dulik, Jr.

s/Joseph F. Munson           Director                            2/24/04
------------------                                              --------
Joseph F. Munson

s/John F. Picciano           Director                            2/24/04
------------------                                              --------
John F. Picciano

s/Suzanne H. Rueck           Director                            2/24/04
-------------------                                             --------
Suzanne Rueck

s/Jeffrey S. Wilks           Director                            2/24/04
------------------                                              --------
Jeffrey S. Wilks