Form 10-Q
period 2004-03-31
STATE BANCORP INC
filed 2004-05-10
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2004

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

                                 Yes X   No _____

As of May 4, 2004, there were 8,600,459 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

  PART I.      FINANCIAL INFORMATION                                                                               Page

  Item 1.      Consolidated Financial Statements

  Consolidated Balance Sheets - March 31, 2004 and December 31, 2003 (Unaudited)                                    1.

  Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003                              2.
  (Unaudited)

  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)              3.

  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Three Months Ended        4.
  March 31, 2004 and 2003 (Unaudited)

  Notes to Unaudited Consolidated Financial Statements                                                              5.

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations               10.

  Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                           20.

  Item 4.      Controls and Procedures                                                                             23.

  PART II.     OTHER INFORMATION

  Item 1.      Legal Proceedings                                                                                   23.

  Item 2.      Changes in Securities and Use of Proceeds                                                           24.

  Item 3.      Defaults upon Senior Securities - None                                                              N/A

  Item 4.      Submission of Matters to a Vote of Security Holders - None                                          N/A

  Item 5.      Other Information  - None                                                                           N/A

  Item 6.      Exhibits and Reports on Form 8-K                                                                    24.

  SIGNATURES                                                                                                       26.

--------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------------

--------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      2004                     2003
                                                                                ------------------       ------------------

--------------------------------------------------------------
ASSETS:
--------------------------------------------------------------
CASH AND DUE FROM BANKS                                                               $44,821,893              $56,762,269
FEDERAL FUNDS SOLD                                                                      3,000,000                        -
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                         5,000,000               91,000,000
                                                                                ------------------       ------------------
TOTAL CASH AND CASH EQUIVALENTS                                                        52,821,893              147,762,269

SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $40,099,440 IN 2004 AND $55,231,959 IN 2003)                                       40,014,000               55,065,400
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                              587,270,347              511,964,686
                                                                                ------------------       ------------------
TOTAL SECURITIES                                                                      627,284,347              567,030,086

LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $11,233,286 IN 2004 AND $10,732,078 IN 2003)                                     699,479,126              700,484,056
BANK PREMISES AND EQUIPMENT - NET                                                       6,852,717                7,083,848
BANK OWNED LIFE INSURANCE                                                              25,133,019                        -
OTHER ASSETS                                                                           19,721,134               18,640,104

                                                                                ------------------       ------------------
--------------------------------------------------------------
TOTAL ASSETS                                                                       $1,431,292,236           $1,441,000,363
--------------------------------------------------------------                  ==================       ==================

--------------------------------------------------------------
LIABILITIES:
--------------------------------------------------------------
DEPOSITS:
  DEMAND                                                                             $282,457,901             $265,691,712
  SAVINGS                                                                             594,525,481              688,717,586
  TIME                                                                                270,508,715              261,877,605
                                                                                ------------------       ------------------
TOTAL DEPOSITS                                                                      1,147,492,097            1,216,286,903

FEDERAL FUNDS PURCHASED                                                                         -               10,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                        100,505,000               31,601,147
OTHER BORROWINGS                                                                       37,460,713               50,714,149
JUNIOR SUBORDINATED DEBENTURES                                                         20,000,000               20,000,000
NET PAYABLE - SECURITIES PURCHASES                                                     18,317,888                8,612,652
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                           9,489,044                9,073,990

                                                                                ------------------       ------------------
--------------------------------------------------------------
TOTAL LIABILITIES                                                                   1,333,264,742            1,346,288,841
--------------------------------------------------------------                  ------------------       ------------------

COMMITMENTS AND CONTINGENT LIABILITIES

--------------------------------------------------------------
STOCKHOLDERS' EQUITY:
--------------------------------------------------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                               -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 9,439,652 SHARES IN 2004
  AND 9,377,955 SHARES IN 2003; OUTSTANDING 8,576,323
  SHARES IN 2004 AND 8,540,097 SHARES IN 2003                                          47,198,260               46,889,775
SURPLUS                                                                                54,122,582               53,544,877
RETAINED EARNINGS                                                                       7,881,278                5,189,907
TREASURY STOCK (863,329 SHARES IN 2004
  AND 837,858 SHARES IN 2003)                                                         (14,111,369)             (13,481,356)
ACCUMULATED OTHER COMPREHENSIVE INCOME,
  NET OF TAXES                                                                          2,936,743                2,568,319

                                                                                ------------------       ------------------
--------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             98,027,494               94,711,522
--------------------------------------------------------------                  ------------------       ------------------

--------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $1,431,292,236           $1,441,000,363
--------------------------------------------------------------                  ==================       ==================

See accompanying notes to unaudited consolidated financial statements.
                                      (1)

---------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
---------------------------------------------------------

--------------------------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------------------------




                                                                 ---------------------------------
                                                                           THREE MONTHS
                                                                 ---------------------------------



                                                                 ---------------   ---------------
                                                                      2004              2003
---------------------------------------------------------        ---------------   ---------------
INTEREST INCOME:
---------------------------------------------------------


LOANS                                                               $11,630,095       $10,936,220
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                   179,926           185,234
SECURITIES HELD TO MATURITY AND
 SECURITIES AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                    577,790           881,645
   MORTGAGE-BACKED SECURITIES                                         2,056,009         2,410,768
   GOVERNMENT AGENCY SECURITIES                                       1,207,660         2,262,599
   OTHER SECURITIES                                                     449,675           344,436

                                                                 ---------------   ---------------
TOTAL INTEREST INCOME                                                16,101,155        17,020,902
                                                                 ---------------   ---------------



---------------------------------------------------------
INTEREST EXPENSE:
---------------------------------------------------------


TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                        528,151           871,731
OTHER DEPOSITS AND TEMPORARY BORROWINGS                               2,096,038         2,390,781
JUNIOR SUBORDINATED DEBENTURES                                          247,031           141,633

                                                                 ---------------   ---------------
TOTAL INTEREST EXPENSE                                                2,871,220         3,404,145
                                                                 ---------------   ---------------


NET INTEREST INCOME                                                  13,229,935        13,616,757
PROVISION FOR PROBABLE LOAN LOSSES                                    1,077,000           983,751

                                                                 ---------------   ---------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                            12,152,935        12,633,006
                                                                 ---------------   ---------------



---------------------------------------------------------
NONINTEREST INCOME:
---------------------------------------------------------


SERVICE CHARGES ON DEPOSIT ACCOUNTS                                     559,100           390,926
NET SECURITY GAINS                                                    2,621,571         1,996,078
OTHER OPERATING INCOME                                                  522,575           318,461

                                                                 ---------------   ---------------
TOTAL NONINTEREST INCOME                                              3,703,246         2,705,465

                                                                 ---------------   ---------------

INCOME BEFORE OPERATING EXPENSES                                     15,856,181        15,338,471
                                                                 ---------------   ---------------



---------------------------------------------------------
OPERATING EXPENSES:
---------------------------------------------------------


SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                              5,980,866         5,560,010
OCCUPANCY                                                               985,762           932,682
EQUIPMENT                                                               368,954           388,527
LEGAL                                                                   845,852         2,332,900
MARKETING AND ADVERTISING                                               306,202           331,355
OTHER  OPERATING  EXPENSES                                            1,798,301         1,911,550

                                                                 ---------------   ---------------
TOTAL OPERATING EXPENSES                                             10,285,937        11,457,024
                                                                 ---------------   ---------------


INCOME BEFORE INCOME TAXES                                            5,570,244         3,881,447
PROVISION FOR INCOME TAXES                                            1,675,218         1,103,567


---------------------------------------------------------        ---------------   ---------------
NET INCOME                                                           $3,895,026        $2,777,880
---------------------------------------------------------        ===============   ===============




---------------------------------------------------------
BASIC EARNINGS PER COMMON SHARE                                          $0.45             $0.33
                                                                         ------            ------
---------------------------------------------------------



---------------------------------------------------------
DILUTED EARNINGS PER COMMON SHARE                                        $0.44             $0.32
                                                                         ------            ------
---------------------------------------------------------



See accompanying notes to unaudited consolidated financial statements.
                                      (2)

--------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------

----------------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
----------------------------------------------------------------------------------------


---------------------------------------------------------------------                   --------------------- --------------------
OPERATING ACTIVITIES:                                                                           2004                 2003
---------------------------------------------------------------------                   --------------------- --------------------

  NET INCOME                                                                                      $3,895,026           $2,777,880
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                             1,077,000              983,751
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                     377,749              402,060
    AMORTIZATION OF INTANGIBLES                                                                        9,034                9,034
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                      1,724,489            2,046,738
    AMORTIZATION OF UNEARNED COMPENSATION                                                                  -               49,508
    NET SECURITY GAINS                                                                            (2,621,571)          (1,996,078)
    (INCREASE) DECREASE IN OTHER ASSETS, NET                                                        (621,799)           5,849,853
    INCREASE (DECREASE) IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                                        407,470             (719,457)

                                                                                        --------------------- --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          4,247,398            9,403,289
                                                                                        --------------------- --------------------


---------------------------------------------------------------------
INVESTING ACTIVITIES:
---------------------------------------------------------------------

  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                         15,051,400           26,680,886
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                            63,295,381          253,311,952
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                       56,284,192           65,571,345
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                    (184,382,757)        (383,905,152)
  (INCREASE) DECREASE IN LOANS - NET                                                                 (72,070)           2,572,630
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                    (146,618)            (253,331)
  INCREASE IN BANK OWNED LIFE INSURANCE                                                          (25,133,019)                   -

                                                                                        --------------------- --------------------
NET CASH USED IN INVESTING ACTIVITIES                                                            (75,103,491)         (36,021,670)
                                                                                        --------------------- --------------------


---------------------------------------------------------------------
FINANCING ACTIVITIES:
---------------------------------------------------------------------

  (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                                             (77,425,916)         121,702,271
  INCREASE (DECREASE) IN TIME DEPOSITS                                                             8,631,110         (117,723,775)
  (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED                                                 (10,000,000)           5,200,000
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                                68,903,853          (27,573,000)
  DECREASE IN OTHER BORROWINGS                                                                   (13,253,436)            (615,919)
  CASH DIVIDENDS PAID                                                                             (1,196,071)          (1,113,946)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                       556,318              641,424
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                              329,872              156,022
  PURCHASES OF TREASURY STOCK                                                                       (630,013)            (222,285)

                                                                                        --------------------- --------------------
NET CASH USED IN FINANCING ACTIVITIES                                                            (24,084,283)         (19,549,208)
                                                                                        --------------------- --------------------


---------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (94,940,376)         (46,167,589)
---------------------------------------------------------------------

---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - JANUARY 1                                                            147,762,269           98,586,855
---------------------------------------------------------------------


---------------------------------------------------------------------                   --------------------- --------------------
CASH AND CASH EQUIVALENTS - MARCH 31                                                             $52,821,893          $52,419,266
---------------------------------------------------------------------                   ===================== ====================

---------------------------------------------------------------------
SUPPLEMENTAL DATA:
---------------------------------------------------------------------
     INTEREST PAID                                                                                $2,706,462           $3,566,730
     INCOME TAXES PAID                                                                               $44,334           $1,267,824
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                         ($99,841)         ($2,289,355)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                            $1,203,655           $1,122,821

See accompanying notes to unaudited consolidated financial statements.
                                      (3)

-----------------------------------------------------------
ITEM 1 - FINANCIAL STATEMENTS (CONTINUED)
-----------------------------------------------------------


---------------------------------------------------------------------------------
STATE BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
---------------------------------------------------------------------------------



                                                                                       ACCUMULATED
                                                                                             OTHER                TOTAL    COMPRE-
                                                                                           COMPRE-  UNEARNED     STOCK-    HENSIVE
                                         COMMON               RETAINED     TREASURY        HENSIVE   COMPEN-   HOLDERS'     INCOME
                                          STOCK     SURPLUS   EARNINGS        STOCK  INCOME (LOSS)    SATION     EQUITY     (LOSS)
                                        -------     -------   --------    ---------  -------------    ------     ------     ------

BALANCE,  JANUARY 1,  2004          $46,889,775 $53,544,877 $5,189,907 ($13,481,356)  $2,568,319    $ -     $94,711,522

COMPREHENSIVE INCOME:
NET INCOME                                                   3,895,026                                        3,895,026 $3,895,026
                                                                                                                        -----------

OTHER COMPREHENSIVE INCOME,
   NET OF TAX:
   UNREALIZED HOLDING GAINS ARISING
     DURING THE PERIOD                                                                                                   1,433,953
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                   (1,704,907)
   CASH FLOW HEDGES                                                                                                        639,378
                                                                                                                        -----------
       TOTAL OTHER COMPREHENSIVE INCOME                                                  368,424                368,424    368,424
                                                                                                                        -----------

TOTAL COMPREHENSIVE INCOME                                                                                              $4,263,450
                                                                                                                        ===========

CASH DIVIDEND
   ($0.14 PER SHARE)                                        (1,203,655)                                      (1,203,655)

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (24,251 SHARES
  AT 95% OF MARKET VALUE)               121,255     435,063                                                     556,318

STOCK OPTIONS EXERCISED                 187,230     142,642                                                     329,872

TREASURY STOCK PURCHASED                                                   (630,013)                           (630,013)
                                    ----------- ----------- ---------- ------------- ------------ ---------   ----------

-----------------------------------
BALANCE, MARCH 31, 2004             $47,198,260 $54,122,582 $7,881,278 ($14,111,369)  $2,936,743    $ -     $98,027,494
-----------------------------------

                                    =========== =========== ========== ============= ============ =========   ==========


BALANCE,  JANUARY 1,  2003          $43,818,395 $45,714,829 $5,419,517 ($12,444,116)  $5,218,101  ($44,095) $87,682,631

COMPREHENSIVE INCOME:
NET INCOME                                                   2,777,880                                        2,777,880 $2,777,880
                                                                                                                        -----------

OTHER COMPREHENSIVE LOSS,
   NET OF TAX:
   UNREALIZED HOLDING LOSSES ARISING
     DURING THE PERIOD                                                                                                    (549,283)
   RECLASSIFICATION ADJUSTMENT
     FOR GAINS INCLUDED IN NET INCOME                                                                                   (1,317,026)
                                                                                                                        -----------
       TOTAL OTHER COMPREHENSIVE LOSS                                                 (1,866,309)            (1,866,309)(1,866,309)
                                                                                                                        -----------

TOTAL COMPREHENSIVE INCOME                                                                                                $911,571
                                                                                                                        ===========

CASH DIVIDEND
   ($0.13 PER SHARE)                                        (1,122,821)                                      (1,122,821)

SHARES ISSUED UNDER THE DIVIDEND
  REINVESTMENT PLAN (38,072 SHARES
  AT 95% OF MARKET VALUE)               190,360     451,064                                                     641,424

STOCK OPTIONS EXERCISED                 101,850      54,172                                                     156,022

TREASURY STOCK PURCHASED                                                   (222,285)                           (222,285)

AMORTIZATION OF UNEARNED
   COMPENSATION                                      23,045                                         26,463       49,508
                                    ----------- ----------- ---------- ------------- ------------ ---------   ----------

-----------------------------------
BALANCE,  MARCH 31, 2003            $44,110,605 $46,243,110 $7,074,576 ($12,666,401)  $3,351,792  ($17,632) $88,096,050
-----------------------------------

                                    =========== =========== ========== ============= ============ =========   ==========



See accompanying notes to unaudited consolidated financial statements.
                                      (4)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--  --------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated balance sheets as of March 31, 2004 and December 31, 2003, its consolidated statements of income for the three months ended March 31, 2004 and 2003, its consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 and its consolidated statements of stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2003 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.


Accounting for Stock Options
----------------------------

The Company accounts for stock-based compensation using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company discloses the pro forma effects of accounting for stock-based compensation using the fair value method.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148 as of December 31, 2002.

The estimated fair value of options granted during 2004 and 2003 was $5.95 and $4.40 per share, respectively. The Company applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its incentive stock option plans. Had compensation cost for the Company's four plans been determined at the fair value on the grant dates for awards under those plans, consistent with the method in SFAS No. 123, "Accounting for Stock-based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                       (5)


For the Three Months Ended March 31,                                                                          2004             2003
------------------------------------                                                                          ----             ----

Net income, as reported                                                                                 $3,895,026       $2,777,880
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                             (95,383)         (71,527)
                                                                                                        ----------       ----------
Pro forma net income                                                                                    $3,799,643       $2,706,353
                                                                                                        ==========       ==========
Earnings per share:

      Basic - as reported                                                                                    $0.45            $0.33
      Basic - pro forma                                                                                      $0.44            $0.32
      Diluted - as reported                                                                                  $0.44            $0.32
      Diluted - pro forma                                                                                    $0.43            $0.32


The fair value of options granted under the Company's incentive stock option plans during 2004 and 2003 were estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted-average assumptions used:

                                                                                                               2004            2003
                                                                                                               ----            ----

Dividend yield                                                                                                 2.5%            3.1%
Expected volatility                                                                                           25.5%           28.4%
Risk-free interest rate                                                                                       3.55%           3.38%
Expected life of options                                                                                  7.3 years       7.4 years



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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that had been effective for fiscal quarters that began prior to June 15, 2003 are to be applied in accordance with their respective effective dates. The Company's adoption of SFAS No. 149 as of July 1, 2003, did not have a material impact on the Company's financial statements.

At March 31, 2004, the Company is party to two swap agreements with terms expiring in September 2007 that hedge a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively require the Company to pay prime interest rate and receive a fixed rate of 6.01% from the



                                       (6)
counterparty on $50 million of loan assets. The fair value of the swap agreements was $1,112,379, inclusive of accrued interest of $47,458, at March 31, 2004. For the three months ended March 31, 2004, the Company recognized interest income of $254,042 under the agreements. The Company did not engage in derivatives activity during the first quarter of 2003.

Accounting for Bank Owned Life Insurance
----------------------------------------

In February 2004, the Company purchased $25 million in Bank Owned Life Insurance. The Company is the beneficiary of this policy that insures the lives of certain officers of its bank subsidiary. The Company has recognized the amount that could be realized under the insurance policy as an asset in the consolidated balance sheets.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" which was revised in December 2003 by the issuance of FIN No. 46(R). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) is effective for the Company for financial statements issued after December 15, 2003. The Company has participated in the issue of trust preferred securities through trusts established for such purpose. Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. Such adoption did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. Although the Company's trust preferred securities meet such criteria, the trust preferred securities have been deconsolidated under the provision of FIN No. 46(R) and reclassified as borrowed funds as of December 31, 2003.

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is


                                      (7)
effective for the Company's quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. At March 31, 2004 compared to December 31, 2003, there have been no material changes in the Company's investments' unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position.

2.  STOCKHOLDERS' EQUITY
--  --------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2004.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 25,471 common shares at an average price of $24.73 per share.

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


For the Three Months Ended March 31,                                                             2004                         2003
------------------------------------                                                             ----                         ----

Net income                                                                                 $3,895,026                   $2,777,880

Average dilutive stock options outstanding                                                    843,132                      656,917

Average exercise price per share                                                               $15.60                       $12.87

Average market price -  diluted basis                                                          $24.71                       $17.64

Average common shares outstanding                                                           8,582,723                    8,409,072

Increase in shares due to exercise of options - diluted basis                                 310,751                      177,533
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                               8,893,474                    8,586,605
                                                                                            ---------                    ---------

Net income per share - basic                                                                    $0.45                        $0.33
                                                                                                -----                        -----

Net income per share - diluted                                                                  $0.44                        $0.32
                                                                                                -----                        -----

4.  UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE
--  -----------------------------------------------------------

Securities available for sale are stated at estimated fair value, and unrealized gains and losses are excluded from earnings and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders' equity until realized. Securities held to maturity are stated at amortized cost. Management designates each security, at the time of purchase, as either available for sale or held to maturity depending upon investment objectives, liquidity needs and intent.

                                      (8)

5.  LOANS
--  -----

The recorded investment in loans that are considered to be impaired, for the quarter ended March 31, 2004 and for the year ended December 31, 2003, is summarized below.


                                                                            ---------------------------- --------------------------
                                                                                  For the Quarter Ended         For the Year Ended
                                                                                         March 31, 2004          December 31, 2003
                                                                            ---------------------------- --------------------------


Amount measured using the present value of expected future
             cash flows, discounted at each loan's effective interest rate                     $425,807                   $433,088
Impaired collateral-dependent loans                                                           6,329,743                  7,747,117
                                                                                              ---------                  ---------
Total amount evaluated as impaired                                                           $6,755,550                 $8,180,205
                                                                                             ==========                 ==========

Average impaired loan balance                                                                $7,073,710                 $7,814,272

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $2,106,000 and $2,755,000 was established for $4,416,166 and $7,267,664 of the total impaired loans at March 31, 2004 and December 31, 2003, respectively. No specific allowance was required for the remaining balance of impaired loans at March 31, 2004 and December 31, 2003. Interest income of $20,134 was recognized on impaired loans for the three months ended March 31, 2004. No interest income was recognized on such loans for the three months ended March 31, 2003.

Activity in the allowance for probable loan losses for the three months ended March 31, 2004 and 2003 is as follows:

                                                                                                           2004               2003
                                                                                                           ----               ----






Balance, January 1                                                                                  $10,732,078        $10,045,516

Provision charged to income                                                                           1,077,000            983,751

Charge-offs, net of recoveries of $36,056 in 2004 and $17,543 in 2003                                  (575,792)          (803,839)
                                                                                                      ---------          ---------

Balance, March 31                                                                                   $11,233,286        $10,225,428
                                                                                                    ===========        ===========



6.  LEGAL PROCEEDINGS
--  -----------------

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

7.  INCOME TAX MATTERS
--  ------------------

The Company's New York state income tax returns are under examination for the years ended December 31, 1999, 2000 and 2001. At this time, management cannot determine the effects, if any, that the results of this examination will have on the Company's consolidated financial statements.




                                      (9)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - The Company, a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiaries, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp., SB Financial Services Corp., New Hyde Park Leasing Corporation and its subsidiary P.W.B. Realty, L.L.C., Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Recent Accounting Developments - In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation also incorporates, without change, the guidance in FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's adoption of this Interpretation as of December 31, 2002 did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" which was revised in December 2003 by the issuance of FIN No. 46(R). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) is effective for the Company for financial statements issued after December 15, 2003. The Company has participated in the issue of trust preferred securities through trusts established for such purpose. Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. Such adoption did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that had been effective for fiscal quarters that began prior to June 15, 2003 are to be applied in accordance with their respective effective dates. The Company's adoption of SFAS No. 149 as of July 1, 2003, did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that certain financial instruments, which previously could be designated as equity, now be classified as liabilities on the balance sheet. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB when certain criteria are met. Although the Company's trust preferred securities meet such criteria, the trust preferred securities have been deconsolidated under the provision of FIN No. 46(R) and reclassified as borrowed funds as of December 31, 2003.

                                      (10)

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if conclusions other than those made by management were to determine whether an other-than-temporary impairment exists. At March 31, 2004 compared to December 31, 2003, there have been no material changes in the Company's investments' unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position.

Critical Accounting Policies, Judgments And Estimates - The discussion and analysis of the financial condition and results of operations of the Company are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. Management evaluates those estimates and assumptions on an ongoing basis, including those related to the allowance for probable loan losses and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Allowance for Probable Loan Losses - In management's opinion, the most critical accounting policy impacting the Company's financial statements is the evaluation of the allowance for probable loan losses. Management carefully monitors the credit quality of the loan portfolio, makes estimates about the amount of credit losses that have been incurred at each financial statement date and, on a quarterly basis, charges off the amounts of those loans deemed uncollectible. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Management of the Company recognizes that, despite its best efforts to minimize risk through a rigorous credit review process, losses will occur. In times of economic slowdown, either regional or national, the risk inherent in the Company's loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in this evaluation include, but are not limited to, estimated losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and nonaccruals. The allowance for probable loan losses is available to absorb charge-offs from any loan category, while additions are made through the provision for probable loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for probable loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and nonperforming loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. Thus, an increase in the size of the loan portfolio or in any of its components could necessitate an increase in the allowance even though credit quality and problem loan totals may be improving.


                                      (11)

Accounting for Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

The Company's New York state income tax returns are under examination for the years ended December 31, 1999, 2000 and 2001. At this time, management cannot determine the effects, if any, that the results of this examination will have on the Company's consolidated financial statements.

Material Changes in Financial Condition - Total assets of the Company were $1.4 billion at March 31, 2004. When compared to December 31, 2003, total assets decreased by $10 million or 1%. The decrease was primarily attributable to declines in overnight securities purchased under agreements to resell and cash balances due from correspondent banks of $86 million and $12 million, respectively. These declines were partially offset by increases in Federal funds sold and the investment portfolio and the purchase of Bank Owned Life Insurance of $3 million, $60 million and $25 million, respectively. The growth in the investment portfolio resulted primarily from increases in U.S. Government Agency and mortgage-backed securities of $43 million and $17 million, respectively.

At March 31, 2004, total deposits were $1.1 billion, a decrease of $69 million or 6% when compared to December 31, 2003. This decline was largely attributable to a decrease in savings deposits of $94 million, as lower Super NOW and regular savings deposits balances of $90 million and $38 million, respectively, were offset by an increase in money fund deposits of $34 million. Partially offsetting the decrease in savings deposits were increases in demand and time deposits of $17 million and $8 million, respectively. Core deposit balances, consisting of demand, savings, money fund and Super NOW deposits, represented approximately 76% of total deposits at March 31, 2004 compared to 78% at year-end 2003. Core deposit balances provide low-cost funding that allows the Company to reduce its funding from short-term institutional sources. Short-term borrowed funds, primarily securities sold under agreements to repurchase, have been utilized for funding purposes. At March 31, 2004, total short-term borrowings were $138 million, an increase of $46 million from December 31, 2003.

Average interest-earning assets for the first quarter of 2004 were up by $72 million or 6% to $1.4 billion from the comparable 2003 period. Sources of asset expansion included a $94 million or 15% increase in average loans, primarily commercial loans and commercial mortgages, and an increase in average money market instruments of $20 million. This growth was partially offset by a $42 million or 7% decrease in average investment securities, with U.S. Government
Agency securities declining $62 million and mortgage-backed securities increasing $20 million.

Funding the first quarter growth in interest-earning assets were $38 million average increases in both total deposits and short-term borrowed funds. Average core deposits increased $138 million or 17% during the first quarter of 2004 as compared to the same period in 2003. Partially offsetting the growth in average core balances was a decline in average time deposits of $100 million or 26%, including a decrease of $69 million or 29% in CDs over $100 thousand. The increase in average short-term borrowed funds during the first quarter of 2004 as compared to the same period last year was primarily attributable to a $30 million higher Federal Home Loan Bank of New York ("FHLB") funding level, coupled with an $8 million increase in securities sold under agreements to repurchase.

These activities resulted in a first quarter net interest margin on a tax-equivalent basis of 4.02%, down from 4.47% one year ago. The increased level of core deposits has allowed the Company to reduce its dependence on higher-cost funding which, combined with the continued low interest rate environment, resulted in a 22 basis


                                      (12)
points decline in the Company's first quarter average cost of funds to 0.85% as compared to the same period in 2003.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 2004, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Total stockholders' equity amounted to $98 million at March 31, 2004, representing increases of $3 million and $10 million, respectively, from December 31 and March 31, 2003. Total stockholders' equity grew at rates of 4% and 11% from December 31 and March 31, 2003, respectively. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of March 31, 2004 and compares them to current regulatory guidelines and December 31 and March 31, 2003 actual results.


TABLE 2-1

                                                       Tier I Capital/           Total Capital/
                                      Tier I             Risk-Weighted            Risk-Weighted
                                    Leverage                    Assets                   Assets
                                    --------           ---------------           --------------


Regulatory Minimum               3.00%-4.00%                     4.00%                    8.00%

Ratios as of:

  March 31, 2004                       7.85%                    12.33%                   13.56%
  December 31, 2003                    8.08%                    12.26%                   13.46%
  March 31, 2003                       6.72%                    11.56%                   12.81%

Regulatory Criteria for a
"Well-Capitalized"  Institution        5.00%                     6.00%                   10.00%


The Company's stock repurchase program expended $630 thousand during the first quarter of 2004 to repurchase 25,471 shares at an average cost of $24.73 per share. Since 1998, a total of 863,329 shares of Company stock have been repurchased at an average cost of $16.35 per share. Under the Board of Directors' existing authorization, an additional 136,671 shares may be repurchased from time to time as conditions warrant.

During the fourth quarter of 2003, the Company enhanced its Tier I capital position through the issuance of an additional $10 million in trust preferred securities through a pooled offering structure. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by a newly established subsidiary, State Bancorp Capital Trust II. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The initial rate on the securities was 4.02%. The Company now has a total of $20 million in trust preferred securities outstanding. During the first quarter of 2004, the weighted average rate on all trust preferred securities was 4.31%.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is a fundamental component of the

                                      (13)

Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under various leases and the capacity to take advantage of business opportunities as they arise. The Board of Directors' Funds Management Committee and Management's Asset/Liability Committee are responsible for ensuring a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2004 and 2003, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $236 million and $225 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. Management does not anticipate any material losses as a result of these transactions. At March 31, 2004 and 2003, the Bank had letters of credit outstanding of approximately $15 million and $8 million, respectively. At March 31, 2004, the uncollateralized portion was approximately $3 million.

The Bank's use of derivative financial instruments, i.e. interest rate swaps, is exposed to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. At March 31, 2004, the Bank is party to two interest rate swap agreements to manage its exposure to fluctuations in interest rates on $50 million of variable rate commercial loans. The Bank did not engage in derivatives activities during the first quarter of 2003.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2004, $1.7 million; in 2005, $2.2 million; in 2006, $1.8 million; in 2007, $1.7 million; in 2008, $1.7 million; and the remainder to 2012, $4.6 million.


                                      (14)

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 2004, the Company's liquidity position remained stable and well within acceptable industry standards. During the first quarter of 2004, the level of core deposits, calls of U.S. Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 2004, the Company had access to approximately $99 million in Federal Home Loan Bank lines of credit for overnight or term borrowings with maturities of up to thirty years. At March 31, 2004, the Company also had approximately $10 million in formal and $32 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Tabular Disclosure of Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of March 31, 2004.





                                                                   Payments due by period (in thousands)
                                                                   -------------------------------------


Contractual obligations                              Total  Less than 1 year        1 - 3 years     3 - 5 years   More than 5 years
-----------------------                              -----  ----------------        -----------     -----------   -----------------

Leases covering various Bank equipment,
branches, office space and land                    $13,748            $1,741            $4,048           $3,381             $4,578

Securities sold under agreements to
repurchase                                         100,505           100,505                 -                -                  -

Federal Home Loan Bank of New York
overnight and term borrowings                       37,000            37,000                 -                -                  -

Obligations under equipment lease financing            461               308               153                -                  -

Junior subordinated debentures                      20,000                 -                 -                -             20,000
                                                    ------                 -                 -                -             ------
                                                  $171,714          $139,554            $4,201           $3,381            $24,578
                                                  ========          ========            ======           ======            =======

Material Changes in Results of Operations for the Three Months Ended March 31, 2004 versus 2003 - Net income for the three months ended March 31, 2004 was $3.9 million, an increase of $1.1 million or 40.2%, when compared to the same 2003 period. Improvements in noninterest income to $3.7 million and operating expenses (down 10.2%) were offset by lower net interest income (down 2.8%), a slightly higher provision for probable loan losses and an increase in the effective income tax rate. Basic earnings per common share were $0.45 in 2004 and $0.33 in 2003, while diluted earnings per share were $0.44 and $0.32, respectively. The Company's returns on average assets and stockholders' equity were 1.09% and 16.12% in 2004 and 0.82% and 12.48% in 2003, respectively.

As shown in Table 2-2 following this discussion, net interest income decreased by 2.8% to $13.2 million as the result of a 45 basis points decline in the Company's net interest margin on a tax-equivalent basis to 4.02% in

                                      (15)

2004. Mitigating the margin contraction somewhat was an increase in average interest-earning assets of $72 million or 6%, primarily loans (up $94 million). The expansion of the loan portfolio during 2004 was due to growth in all loan categories, most notably commercial loans and commercial mortgages, that resulted in a 15% increase in average total loans outstanding. The newer branch locations in both Nassau and Queens Counties are expected to provide continued opportunity for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio decreased 7%, on average, during the first three months of 2004 as compared to 2003. This is primarily due to average U.S. Government Agency securities declining $62 million as average mortgage-backed securities increased $20 million.

Funding the growth in average interest-earning assets during the first quarter of 2004 as compared to the same 2003 period were higher levels of average deposits and borrowings. The increase in deposits resulted from growth in low-cost core balances that provided funding at an average cost of 50 basis points during the first quarter of 2004 and has enabled the Company to reduce its funding from short-term institutional sources. The increase in average borrowings was largely attributable to higher FHLB funding levels and the issuance of additional trust preferred securities during the fourth quarter of 2003.

Noninterest income improved $1.0 million, or 36.9%, for the first three months of 2004 as compared to 2003. This was due in large measure to a $625 thousand increase in net security gains, as well as increases in service charges on deposit accounts and other operating income of 43.0% and 64.1%, respectively. Sales of long-term municipal notes, undertaken as a result of the continued low interest rate environment, coupled with a gain realized from a tender offer on a corporate note owned by the Company, produced the security gains. Management continually monitors the fixed income markets to take advantage of any opportunities that may arise due to movement in interest rates or other short-term anomalies in the marketplace. Other operating income increased largely as the result of income from Bank Owned Life Insurance purchased during the first quarter of 2004 and higher letter of credit fees.

The 10.2% improvement in total operating expenses during the first three months of 2004 as compared to 2003 was primarily due to reductions in legal expenses and other operating expenses, partially offset by an increase in salaries and employee benefits. Legal expense decreased $1.5 million during 2004 mainly as the result of lower expenses related to the ongoing litigations related to Island Mortgage Network and its affiliates ("IMN") as previously discussed in detail in the Company's 2001, 2002 and 2003 Securities and Exchange Commission filings and as discussed in detail in Part II, Item 1 herein. The Company recorded additional expenses during the first quarter of 2003 to settle one of the IMN cases pending at that time. The Company expects to incur additional costs related to these litigations during 2004 which are not quantifiable at this time. Other operating expenses decreased 5.9% during 2004 to $1.8 million. This decrease was largely the result of reductions in loan collection expenses, telecommunications costs and travel and entertainment expenses. The increase of $421 thousand in salaries and benefits costs resulted primarily from normal salary adjustments, growth in staff and higher medical and retirement plan expenses.

The above factors resulted in an improved operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 70.3% for the


                                      (16)
first three months of 2004 as compared to 77.2% in 2003. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also improved during the first three months of 2004 to 2.87% from a level of 3.36% in 2003.

Income tax expense rose by $572 thousand for the first three months of 2004 as compared to 2003, resulting in an increase in the Company's effective tax rate to 30.1% from 28.4% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $10 million at March 31, 2004, a $1 million decrease from December 31, 2003 and a $3 million increase from March 31, 2003. The increase in nonperforming assets at March 31, 2004 as compared to the same period in 2003 is primarily the result of the addition of a $3 million commercial credit to other real estate owned during the third quarter of 2003. Management of the Company expects to dispose of this property during 2004 with no material impact on the Company's financial statements. At March 31, 2004 and December 31, 2003, there were no restructured accruing loans. This compares to a balance of $41 thousand at March 31, 2003. Restructured loans continue to accrue and pay interest in accordance with their modified terms. Loans 90 days or more past due and still accruing interest totaled $96 thousand at March 31, 2004, reflecting decreases of $53 thousand and $18 thousand when compared to year-end 2003 and March 31, 2003, respectively.

The allowance for probable loan losses amounted to $11 million or 1.6% of total loans at March 31, 2004 versus $10 million and 1.7%, respectively, at the comparable 2003 date. The allowance for probable loan losses as a percentage of nonaccrual loans, restructured accruing loans and loans 90 days or more past due and still accruing, increased to 157% at March 31, 2004 from 122% at December 31, 2003 and from 150% one year ago.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first three months of 2004 and 2003 was $1.1 million and $1.0 million, respectively. Net loan charge-offs during the same periods were approximately $576 thousand and $804 thousand, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2004. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the rest of 2004. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

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

                                      (17)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                             ---------------------------------------------------------------------------------------
TABLE 2 - 2                                                            NET INTEREST INCOME ANALYSIS
-----------
                                                              FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                             ---------------------------------------------------------------------------------------


($ IN THOUSANDS)

                                                                2004                                          2003
                                             ------------------------------------------   ------------------------------------------

                                                  Average                    Average             Average                    Average
                                                  Balance     Interest    Yield/Cost             Balance     Interest    Yield/Cost

                                             ------------------------------------------   ------------------------------------------

ASSETS:
Interest-earning assets:
Mortgage-backed securities                      $ 288,523      $ 2,056          2.82 %         $ 268,401      $ 2,411         3.59 %
Municipal securities                               85,115          578          2.69              81,339          882         4.34
Government Agency and other securities            187,643        1,651          3.48             254,093        2,605         4.10
                                                 --------       ------         -----            --------       ------         ----
Total securities                                  561,281        4,285          3.02             603,833        5,898         3.91
                                                 --------       ------         -----            --------       ------         ----
Federal funds sold                                  1,000            2          0.79               2,779            7         1.01
Securities purchased under agreements to
    resell                                         75,935          178          0.93              59,405          178         1.20
Interest-bearing deposits                           6,415            6          0.38                 780            2         1.04
Loans                                             710,078       11,630          6.48             615,773       10,936         7.10
                                                 --------      -------         -----            --------      -------         ----
Total interest-earning assets                   1,354,709       16,101          4.70           1,282,570       17,021         5.31
                                               ----------      -------         -----          ----------      -------         ----
Non-interest-earning assets                        84,537                                         99,548
                                                  -------                                         ------
Total Assets                                   $1,439,246                                    $ 1,382,118
                                              ===========                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                $ 672,240      $ 1,160          0.69 %         $ 582,930      $ 1,152         0.80 %
Time deposits                                     279,285        1,202          1.70             379,552        1,892         1.99
                                                 --------       ------         -----            --------       ------         ----
Total savings and time deposits                   951,525        2,362          0.99             962,482        3,044         1.27
                                                 --------       ------         -----            --------       ------         ----
Federal funds purchased                             8,902           25          1.11               7,671           27         1.41
Securities sold under agreements to
     repurchase                                    15,717           44          1.11               6,742           24         1.42
Other borrowed funds                               61,151          193          1.25              33,215          167         2.01
Junior subordinated debentures                     20,000          247          4.89              10,000          142         5.68
                                                  -------         ----         -----             -------         ----         ----
Total interest-bearing liabilities              1,057,295        2,871          1.08           1,020,110        3,404         1.34
                                                ----------       ------        -----          ----------       ------         ----
Demand deposits                                   268,053                                        219,255
Other liabilities                                  16,718                                         52,502
                                                  -------                                        ------
Total liabilities                               1,342,066                                      1,291,867
Stockholders' equity                               97,180                                         90,251
                                                  -------                                         ------
Total Liabilities and
    Stockholders' Equity                       $1,439,246                                    $ 1,382,118
                                              ===========                                    ===========
Net interest income/rate spread                                 13,230          3.62 %                         13,617         3.97 %
                                                                               -----                                          -----
Add tax-equivalent basis adjustment                                326                                            518
                                                                  ----                                            ---
Net interest margin - tax-equivalent basis                    $ 13,556          4.02 %                       $ 14,135         4.47 %
                                                             =========         =====                        =========         =====

                                      (18)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)

-----------------------
TABLE 2 - 3
-----------------------

------------------------------------------------------------------------------------------------------------------------------------
STATE BANCORP, INC.
ANALYSIS OF NONPERFORMING ASSETS AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
MARCH 31, 2004 VERSUS DECEMBER 31, 2003 AND MARCH 31, 2003
(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------


NONPERFORMING ASSETS BY TYPE:
                                                                                                  PERIOD ENDED:
                                                                          ----------------------------------------------------------
                                                                             3/31/2004             12/31/2003             3/31/2003
                                                                          ----------------       ----------------       ------------

Nonaccrual Loans                                                                   $7,064                 $8,666             $6,668
Other Real Estate Owned                                                             2,662                  2,697                  -
                                                                          ----------------       ----------------       ------------
    Total Nonperforming Assets                                                     $9,726                $11,363             $6,668
                                                                          ----------------       ----------------       ------------

Restructured Accruing  Loans                                                            -                      -                $41
Loans  90  Days  or  More  Past  Due
   and Still Accruing                                                                 $96                   $149               $114
Gross  Loans  Outstanding                                                        $710,712               $711,216           $617,007
Total  Stockholders'  Equity                                                      $98,027                $94,712            $88,096


ANALYSIS OF THE ALLOWANCE FOR
  PROBABLE LOAN LOSSES:
                                                                                                 QUARTER ENDED:
                                                                          ----------------------------------------------------------
                                                                             3/31/2004             12/31/2003             3/31/2003
                                                                          ----------------       ----------------       ------------
Beginning Balance                                                                 $10,732                $10,597            $10,046
Provision                                                                           1,077                    984                983
Net Charge-Offs                                                                      (576)                  (849)              (804)
                                                                          ----------------       ----------------       ------------
Ending Balance                                                                    $11,233                $10,732            $10,225
                                                                          ----------------       ----------------       ------------


KEY  RATIOS:
                                                                                                  PERIOD ENDED:
                                                                          ----------------------------------------------------------
                                                                             3/31/2004             12/31/2003             3/31/2003
                                                                          ----------------       ----------------       ------------
Allowance  as  a  %  of  Total  Loans                                                1.6%                   1.5%               1.7%

Nonaccrual Loans  as  a  %  of  Total  Loans                                         1.0%                   1.2%               1.1%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                                                 1.4%                   1.6%               1.1%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                                                         159.0%                 123.8%             153.3%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans, Restructured
   Accruing Loans and Loans 90 Days or
   More Past Due and Still Accruing                                                156.9%                 121.7%             149.9%




(1) Excludes restructured accruing loans and loans 90 days or more past due and still accruing interest.

                                      (19)

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2003 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at March 31, 2004 compared to December 31, 2003. The following is an update of the discussion provided therein.

Asset/Liability Management and Market Risk - The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance. Management must ensure that liquidity,  capital,  interest  rate  and  market  risk are  prudently  managed.
Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company's Board of Directors. The Board has delegated responsibility for asset/liability and interest rate risk management to Management's Asset/Liability Committee ("ALCO"). The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs. The ALCO, in conjunction with a noted industry consultant, also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

Interest Rate Risk - Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates. Reviewing repricing characteristics of interest-earning assets and interest-bearing liabilities identifies risk. The Company's Funds Management Committee sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk, and is measured using financial modeling techniques including interest rate ramp and shock simulations to measure the impact of changes in interest rates on earnings for periods up to two years. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company.

Asset and liability management strategies may also involve the use of off-balance sheet instruments such as interest rate swaps to hedge interest rate risk. During 2003 the Company executed $50 million of interest rate swaps to hedge a portion of the interest rate variability in its portfolio of prime rate loans.

Management performs simulation analysis to assess the Company's asset/liability position on a dynamic repricing basis using software developed by an industry noted vendor. Simulation modeling applies alternative interest rate scenarios and periodic forecasts of future business activity to estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments.

The Company's asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net income for net earnings at risk at the 12 month and 24 month time horizons, respectively. Net earnings at risk is the potential adverse change in net income arising from up to +/- 200 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon.

Management also monitors equity value at risk as a percentage of market value of portfolio equity ("MVPE"). The Company's MVPE is the difference between the market value of its interest-sensitive assets and the market value of its interest-sensitive liabilities. MVPE at risk is the potential adverse change in the present value


                                      (20)

(market value) of total equity arising from an immediate hypothetical shock in interest rates. Management uses scenario analysis on a static basis to assess its equity value at risk by modeling MVPE under various interest rate shock scenarios.

When  modeling  MVPE  at  risk,   management   recognizes  the  high  degree  of
subjectivity when projecting long-term cash flows and reinvestment rates, and therefore uses MPVE at risk as a relative indicator of interest rate risk.

Simulation and scenario techniques in asset/liability modeling are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cash flows. Such assumptions and estimates are inherently uncertain and, as a consequence, simulation and scenario output will neither precisely estimate the level of, or the changes in, net interest income and MVPE, respectively.

To mitigate the impact of changes in interest rates, as a general rule, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in approximately equivalent amounts at basically the same time intervals.

In managing interest rate risk, imbalances in these repricing opportunities at any point in time constitute an interest-sensitivity gap, which is the difference between interest-sensitive assets and interest-sensitive liabilities. When monitoring its interest-sensitivity gap position, management recognizes that these static measurements do not reflect the results of any projected activity and are best utilized as early indicators of potential interest rate exposures.

The accompanying Table 3-1 sets forth the amounts of assets and liabilities outstanding as of March 31, 2004 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time frame was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability.

An asset-sensitive gap indicates an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap indicates the opposite. At March 31, 2004, the Company had a one-year cumulative asset-sensitivity gap of $215 million. In a rising rate environment, an asset-sensitive gap position generally indicates that increases in income from interest-bearing assets will outpace increases in expense associated with funding those assets. In addition, the Company's net interest margin and net income would improve under this scenario. Conversely, in a declining interest rate environment, the Company's cost of funds would decline more slowly than the yield on its rate-sensitive assets and would likely result in a contraction of net interest income.

Interest rate risk can be reduced by various strategies, including the administration of liability costs and the investment of asset maturities and cash flows in such a way as to insulate net interest income from the effects of changes in interest rates. As previously mentioned, a static gap position is best utilized as a tool for early detection of potential interest rate exposure. Management monitors the Company's cumulative one-year gap with a view that rate-sensitive assets and liabilities are approximately equal in that time frame. Due to the nature of the Company's business, primarily the seasonality of its municipal funding function, an exactly matched one-year gap is unlikely to occur. Rather, as previously discussed, management relies on net interest income simulation analysis to manage the Company's asset/liability position on a dynamic repricing basis.


                                      (21)

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK (CONTINUED)

                                       -------------------------------------------------------------------
                                                                 MARCH 31, 2004
----------------
TABLE  3-1                                          LIQUIDITY AND INTEREST RATE SENSITIVITY
----------------                       -------------------------------------------------------------------


                                        --------------------------------------------------------------------------------------------
                                                                       SENSITIVITY TIME HORIZON
($ IN THOUSANDS)
------------------------------                                                                            Noninterest-
INTEREST - SENSITIVE  ASSETS : 1)       0 - 6 Months     6-12 Months     1 - 5 Years     Over 5 Years        Sensitive        Total
------------------------------          --------------------------------------------------------------------------------------------

Loans (net of unearned income) 2)           $404,157         $28,592        $198,574          $72,325           $7,064     $710,712
Securities Purchased Under
  Agreements to Resell,
  Federal Funds Sold and
  Interest-Bearing Deposits                   12,043                                                                         12,043
Securities Held to Maturity                   40,000              14                                                         40,014
Securities Available for Sale  3)            141,200          96,790         199,607          142,218            3,909      583,724
                                        ------------   -------------    ------------     ------------     ------------    ----------
   Total  Interest-Earning Assets            597,400         125,396         398,181          214,543           10,973    1,346,493

Unrealized Net Gain on Securities
  Available for Sale                           3,546                                                                          3,546
Noninterest-Bearing Cash and Due
  from Banks                                  40,779                                                                         40,779
All  Other  Assets   7)                        6,274           8,294          18,995               29            6,882       40,474
                                        ------------   -------------    ------------     ------------     ------------    ----------
   Total  Assets                            $647,999        $133,690        $417,176         $214,572          $17,855   $1,431,292
                                        ------------   -------------    ------------     ------------     ------------    ----------

----------------------------------
INTEREST - SENSITIVE LIABILITIES : 1)
----------------------------------
Savings  Accounts  4)                        $13,711         $13,711        $109,685          $82,263                      $219,370
Money  Fund  and  NOW Accounts  5)            43,339          31,912         255,446           44,458                       375,155
Time  Deposits 6)                            224,358          22,759          22,698              694                       270,509
                                        ------------   -------------    ------------     ------------     ------------    ----------
   Total  Interest-Bearing Deposits          281,408          68,382         387,829          127,415              -        865,034

Federal Funds Purchased, Securities
  Sold Under Agreements to
  Repurchase and Other Borrowings            137,706             107             153                                        137,966
Junior Subordinated Debentures                20,000                                                                         20,000
                                        ------------   -------------    ------------     ------------     ------------    ----------
   Total  Interest-Bearing  Liabilities      439,114          68,489         387,982          127,415              -      1,023,000
Net Payable - Securities Purchases            18,318                                                                         18,318
All  Other  Liabilities,  Equity
  and Demand Deposits 7)                      19,065          16,061         102,881          153,940           98,027      389,974
                                        ------------   -------------    ------------     ------------     ------------    ----------
   Total  Liabilities  and  Equity          $476,497         $84,550        $490,863         $281,355          $98,027   $1,431,292
                                        ------------   -------------    ------------     ------------     ------------    ----------

Cumulative Interest-Sensitivity Gap 8)      $158,286        $215,193        $225,392         $312,520         $323,493
Cumulative Interest-Sensitivity Ratio 9)       136.0 %         142.4 %         125.2 %          130.5 %          131.6 %
Cumulative Interest-Sensitivity Gap
  As  a  %  of  Total Assets                    11.1 %          15.0 %          15.7 %           21.8 %           22.6 %


(1) Allocations to specific interest-sensitivity periods are based on the earlier of the repricing or maturity date.

(2) Nonaccrual loans are shown in the noninterest-sensitive category.

(3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates. Securities containing embedded options are reflected in the sensitivity time horizon category that best reflects the anticipated repricing impact of the embedded option as of the report date.

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

                                      (22)

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



                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of May 7, 2004 are as follows:

Blanton, et al. v. IMN Financial Corp., et al., Adv. Proc. No. 01-8096, Bankruptcy Court for the Eastern District of New York, and Moritz, et al. v. National Settlement Services Corp., et al., Civil Action No. 3:00 CV 426 MU, Western District of North Carolina. While technically these cases remain pending, the Bank has executed binding settlement agreements with the plaintiffs in both cases, and finalization of those settlements is contingent only upon the fulfillment of certain conditions precedent by the plaintiffs, which has not yet occurred but is expected to occur. The cost of settling these litigations is not material.

Alan M. Jacobs, as Chapter 11 Trustee v. State Bank of Long Island, Adv. Proc. No. 02-8157, Bankruptcy Court for the Eastern District of New York. The Trustee and the Bank have submitted for the Court's approval a stipulation settling this case and releasing all claims held by each of the parties against the others. The net economic effect of the settlement, if approved, will not be material to the Bank. The hearing with respect to the settlement is presently scheduled for May 26, 2004.

Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. In July, 2002, Broward's claims against the Bank and the Duboff defendants were severed from its claims against the remaining defendants. Since that time, Broward has been actively pursuing its case against the remaining defendants and has not made any attempts to prosecute its case against State Bank, although it may do so at a later date.

Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York. The parties are currently completing the expert discovery phase of litigation, and summary judgment motions are presently due to be filed by May 14, 2004.

The Bank is defending the active lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may later pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will be


                                      (23)
significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company's financial statements.


ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table discloses the Company's repurchases of its common stock made during the quarter.



                                                                                     (c) Total number of
                                                                                     shares purchased as      (d) Maximum number of
                                                                                        part of publicly     shares that may yet be
                                     (a) Total number of     (b) Average price        announced plans or        purchased under the
Period                                  shares purchased        paid per share                  programs          plans or programs
------                               -------------------     -----------------       -------------------     ----------------------


January 1 - 31, 2004                                   -                     -                         -                   162,142
February 1 - 29, 2004                              2,300                $25.25                     2,300                   159,842
March 1 - 31, 2004                                23,171                 24.68                    23,171                   136,671
                                                  ------                 -----                    ------                   -------
Total                                             25,471                $24.73                    25,471                   136,671
                                                  ------                ------                    ------                   -------

On February 24, 1998, the Company's Board of Directors authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock. Subsequently, on November 24, 1998, February 29, 2000 and June 26, 2001, the Company's Board of Directors authorized increases in the Company's stock repurchase program under which the Company was then able to buy back up to a cumulative total of 200,000, 500,000 and 1,000,000 shares of its common stock, respectively. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market. The program may be discontinued at any time.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                      (24)

(b)      Reports on Form 8-K:
         --------------------

         On January 22, 2004, the Company issued the earnings release for the period ended December 31, 2003.




                                      (25)

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               STATE BANCORP, INC.







5/10/04                                   s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







5/10/04                                   s/Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)




                                      (26)