Form 10-Q
period 2004-06-30
STATE BANCORP INC
filed 2004-08-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 2004

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

                                 Yes X   No _____

As of August 4, 2004, there were 9,027,912 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

  PART I.      FINANCIAL INFORMATION                                                                               Page

  Item 1.     Consolidated Financial Statements

  Consolidated Balance Sheets - June 30, 2004 and December 31, 2003 (Unaudited)                                     1.

  Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)           2.

  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (Unaudited)                 3.

  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Six Months Ended          4.
  June 30, 2004 and 2003 (Unaudited)

  Notes to Unaudited Consolidated Financial Statements                                                              5.

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                10.

  Item 3.     Quantitative and Qualitative Disclosure About Market Risk                                            24.

  Item 4.     Controls and Procedures                                                                              27.

  PART II.    OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                                    27.

  Item 2.     Changes in Securities and Use of Proceeds                                                            28.

  Item 3.     Defaults upon Senior Securities - None                                                              N/A

  Item 4.     Submission of Matters to a Vote of Security Holders                                                  28.

  Item 5.     Other Information  - None                                                                           N/A

  Item 6.     Exhibits and Reports on Form 8-K                                                                     28.

  SIGNATURES                                                                                                       30.


                                     PART I

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                      STATE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)



                                                                                     JUNE 30, 2004        DECEMBER 31, 2003
                                                                                     -------------        -----------------

ASSETS:
-------
CASH AND DUE FROM BANKS                                                                $47,996,716              $56,762,269
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                                  -               91,000,000
                                                                                        ----------               ----------
TOTAL CASH AND CASH EQUIVALENTS                                                         47,996,716              147,762,269
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $94,991,940 IN 2004 AND $55,231,959 IN 2003)                                        95,001,615               55,065,400
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                               551,403,670              511,964,686
                                                                                       -----------              -----------
TOTAL SECURITIES                                                                       646,405,285              567,030,086
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $11,042,293 IN 2004 AND $10,732,078 IN 2003)                                      721,119,519              700,484,056
BANK PREMISES AND EQUIPMENT - NET                                                        6,622,559                7,083,848
RECEIVABLE - SECURITIES SALES                                                           26,317,480                        -
BANK OWNED LIFE INSURANCE                                                               25,393,913                        -
OTHER ASSETS                                                                            23,547,103               18,640,104
                                                                                        ----------               ----------
TOTAL ASSETS                                                                        $1,497,402,575           $1,441,000,363
                                                                                    ==============           ==============

LIABILITIES:
------------
DEPOSITS:
  DEMAND                                                                              $284,331,353             $265,691,712
  SAVINGS                                                                              515,315,894              688,717,586
  TIME                                                                                 247,316,562              261,877,605
                                                                                       -----------              -----------
TOTAL DEPOSITS                                                                       1,046,963,809            1,216,286,903
FEDERAL FUNDS PURCHASED                                                                 25,000,000               10,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                         116,906,000               31,601,147
OTHER BORROWINGS                                                                       122,341,135               50,714,149
JUNIOR SUBORDINATED DEBENTURES                                                          20,000,000               20,000,000
PAYABLE - SECURITIES PURCHASES                                                          64,228,435                8,612,652
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                            9,067,284                9,073,990
                                                                                         ---------                ---------
TOTAL LIABILITIES                                                                    1,404,506,663            1,346,288,841
                                                                                     -------------            -------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
---------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                                -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 9,899,463 SHARES IN 2004
  AND 9,846,853 SHARES IN 2003; OUTSTANDING 8,994,398
  SHARES IN 2004 AND 8,967,102 SHARES IN 2003                                           49,497,315               46,889,775
SURPLUS                                                                                 61,830,436               53,544,877
RETAINED EARNINGS                                                                          606,237                5,189,907
TREASURY STOCK (905,065 SHARES IN 2004 AND 837,858 SHARES IN 2003)                     (15,003,219)             (13,481,356)
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES                             (4,034,857)               2,568,319
                                                                                        ----------                ---------
TOTAL STOCKHOLDERS' EQUITY                                                              92,895,912               94,711,522
                                                                                        ----------               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,497,402,575           $1,441,000,363
                                                                                    ==============           ==============

See accompanying notes to unaudited consolidated financial statements.



                      STATE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                                              THREE MONTHS                       SIX MONTHS
                                                                              ------------                       ----------
                                                                             2004             2003             2004             2003
                                                                             ----             ----             ----             ----

INTEREST INCOME:
----------------
LOANS                                                                 $11,783,335      $10,911,816      $23,413,430      $21,848,036
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                      67,915          139,150          247,841          324,384
SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                      639,863          797,175        1,217,653        1,678,820
   MORTGAGE-BACKED SECURITIES                                           2,620,925        1,955,097        4,676,934        4,365,865
   GOVERNMENT AGENCY SECURITIES                                         1,666,441        2,307,177        2,874,101        4,569,776
   OTHER SECURITIES                                                       479,297          384,857          928,972          729,293
                                                                          -------          -------          -------          -------
TOTAL INTEREST INCOME                                                  17,257,776       16,495,272       33,358,931       33,516,174
                                                                       ----------       ----------       ----------       ----------

INTEREST EXPENSE:
-----------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                          581,016          646,863        1,109,167        1,518,594
OTHER DEPOSITS AND TEMPORARY BORROWINGS                                 1,957,970        2,509,659        4,054,008        4,900,440
JUNIOR SUBORDINATED DEBENTURES                                            248,391          137,267          495,422          278,900
                                                                          -------          -------          -------          -------
TOTAL INTEREST EXPENSE                                                  2,787,377        3,293,789        5,658,597        6,697,934
                                                                        ---------        ---------        ---------        ---------

NET INTEREST INCOME                                                    14,470,399       13,201,483       27,700,334       26,818,240
PROVISION FOR PROBABLE LOAN LOSSES                                      1,086,000          983,751        2,163,000        1,967,502
                                                                        ---------          -------        ---------        ---------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                              13,384,399       12,217,732       25,537,334       24,850,738
                                                                       ----------       ----------       ----------       ----------

NONINTEREST INCOME:
-------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                       613,480          366,144        1,172,580          757,070
NET SECURITY (LOSSES) GAINS                                               (31,131)       1,585,472        2,590,440        3,581,550
OTHER OPERATING INCOME                                                    722,721          542,410        1,245,296          860,871
                                                                          -------          -------        ---------          -------
TOTAL NONINTEREST INCOME                                                1,305,070        2,494,026        5,008,316        5,199,491
                                                                        ---------        ---------        ---------        ---------
INCOME BEFORE OPERATING EXPENSES                                       14,689,469       14,711,758       30,545,650       30,050,229
                                                                       ----------       ----------       ----------       ----------

OPERATING EXPENSES:
-------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                                5,772,454        5,559,618       11,753,320       11,119,628
OCCUPANCY                                                                 978,667          963,702        1,964,429        1,896,384
EQUIPMENT                                                                 363,982          403,669          732,936          792,196
LEGAL                                                                     917,361          819,650        1,763,213        3,152,550
MARKETING AND ADVERTISING                                                 348,502          277,396          654,704          608,751
OTHER  OPERATING  EXPENSES                                              1,596,882        1,809,581        3,395,183        3,721,131
                                                                        ---------        ---------        ---------        ---------
TOTAL OPERATING EXPENSES                                                9,977,848        9,833,616       20,263,785       21,290,640
                                                                        ---------        ---------       ----------       ----------

INCOME BEFORE INCOME TAXES                                              4,711,621        4,878,142       10,281,865        8,759,589
PROVISION FOR INCOME TAXES                                              1,346,731        1,477,630        3,021,949        2,581,197
                                                                        ---------        ---------        ---------        ---------

NET INCOME                                                             $3,364,890       $3,400,512       $7,259,916       $6,178,392
----------                                                             ==========       ==========       ==========       ==========


BASIC EARNINGS PER COMMON SHARE                                             $0.37            $0.38            $0.81            $0.70
-------------------------------                                             =====            =====            =====            =====

DILUTED EARNINGS PER COMMON SHARE                                           $0.36            $0.38            $0.78            $0.68
---------------------------------                                           =====            =====            =====            =====




See accompanying notes to unaudited consolidated financial statements.

                      STATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)


                                                                                                2004                2003
                                                                                                ----                ----
OPERATING ACTIVITIES:
---------------------
  NET INCOME                                                                              $7,259,916          $6,178,392
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                     2,163,000           1,967,502
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                             759,893             818,563
    AMORTIZATION OF INTANGIBLES                                                               18,069              18,068
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                              3,044,747           4,312,264
    AMORTIZATION OF UNEARNED COMPENSATION                                                          -              82,601
    NET SECURITY GAINS                                                                    (2,590,440)         (3,581,550)
    (INCREASE) DECREASE IN OTHER ASSETS                                                   (2,239,491)          7,119,752
    DECREASE IN ACCRUED EXPENSES, TAXES
       AND OTHER  LIABILITIES                                                               (107,936)         (1,206,443)
                                                                                            --------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  8,307,758          15,709,149
                                                                                           ---------          ----------

INVESTING ACTIVITIES:
---------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                 15,051,400          26,680,886
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                    85,984,669         344,662,125
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                              139,261,679         203,071,779
  PURCHASES OF SECURITIES AVAILABLE FOR SALE AND HELD TO MATURITY                       (300,117,705)       (506,730,599)
  INCREASE IN LOANS - NET                                                                (22,798,463)        (24,571,628)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                            (298,604)           (537,002)
  INCREASE IN BANK OWNED LIFE INSURANCE                                                  (25,393,913)                  -
                                                                                         -----------          ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                     (108,310,937)         42,575,561
                                                                                        ------------          ----------

FINANCING ACTIVITIES:
---------------------
  (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                                    (154,762,051)         95,121,621
  DECREASE IN TIME DEPOSITS                                                              (14,561,043)       (139,338,307)
  INCREASE IN FEDERAL FUNDS PURCHASED                                                     15,000,000          23,250,000
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                                                        85,304,853         (49,983,000)
  INCREASE IN OTHER BORROWINGS                                                            71,626,986          21,341,465
  CASH DIVIDENDS PAID                                                                     (2,399,727)         (2,236,767)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                             1,162,708           1,275,630
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                      387,763             237,262
  PROCEEDS FROM STOCK ISSUED UNDER DIRECTORS' STOCK PLAN                                           -              17,226
  PURCHASES OF TREASURY STOCK                                                             (1,521,863)           (642,823)
                                                                                          ----------            --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          237,626         (50,957,693)
                                                                                             -------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (99,765,553)          7,327,017
CASH AND CASH EQUIVALENTS - JANUARY 1                                                    147,762,269          98,586,855
                                                                                         -----------          ----------
CASH AND CASH EQUIVALENTS - JUNE 30                                                      $47,996,716        $105,913,872
                                                                                         ===========        ============

SUPPLEMENTAL DATA:
------------------
     INTEREST PAID                                                                        $5,364,193          $6,967,844
     INCOME TAXES PAID                                                                    $3,481,634          $2,547,974
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                              ($9,278,753)        ($1,553,613)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                    $1,297,302          $1,136,691


See accompanying notes to unaudited consolidated financial statements.




                      STATE BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
           FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

                                                                                 ACCUMULATED
                                                                                    OTHER                     TOTAL       COMPRE-
                                                                                   COMPRE-      UNEARNED     STOCK-       HENSIVE
                              COMMON                   RETAINED     TREASURY       HENSIVE      COMPEN-     HOLDERS'      INCOME
                               STOCK       SURPLUS     EARNINGS        STOCK    INCOME (LOSS)    SATION      EQUITY       (LOSS)
                               -------------------------------------------------------------------------------------------------
BALANCE,  JANUARY 1,  2004  $46,889,775   $53,544,877  $5,189,907 ($13,481,356)     $2,568,319        $ -   $94,711,522
NET INCOME                            -             -   7,259,916            -               -          -     7,259,916  $7,259,916
                                                                                                                         ----------
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD           -             -           -            -               -          -                (4,517,641)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME              -             -           -            -               -          -                (1,681,695)
CASH FLOW HEDGES                      -             -           -            -               -          -                  (403,840)
                                                                                                                         ----------
TOTAL OTHER
  COMPREHENSIVE LOSS                  -             -           -            -      (6,603,176)         -    (6,603,176) (6,603,176)
                                                                                                                         ----------
TOTAL COMPREHENSIVE
  INCOME                              -             -           -            -               -          -                  $656,740
                                                                                                                           ========
CASH DIVIDEND
   ($0.28 PER SHARE)                  -             -  (2,500,958)           -               -          -    (2,500,958)
5% STOCK DIVIDEND (427,776
   SHARES AT MARKET VALUE)    2,138,880     7,203,748  (9,342,628)           -               -          -             -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (51,130 SHARES AT
  95% OF MARKET VALUE)          255,650       907,058           -            -               -          -     1,162,708
STOCK OPTIONS EXERCISED         213,010       174,753           -            -               -          -       387,763
TREASURY STOCK PURCHASED              -             -           -   (1,521,863)              -          -    (1,521,863)
                            -------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004      $49,497,315   $61,830,436    $606,237 ($15,003,219)    ($4,034,857)       $ -   $92,895,912
                            ===========================================================================================

BALANCE,  JANUARY 1,  2003  $43,818,395   $45,714,829  $5,419,517 ($12,444,116)     $5,218,101   ($44,095)  $87,682,631
NET INCOME                            -             -   6,178,392            -               -          -     6,178,392  $6,178,392
                                                                                                                         ----------
UNREALIZED HOLDING GAINS
  ARISING DURING THE PERIOD           -             -           -            -               -          -                 1,154,864
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME              -             -           -            -               -          -                (2,334,923)
                                                                                                                         ----------
TOTAL OTHER
  COMPREHENSIVE LOSS                  -             -           -            -      (1,180,059)         -    (1,180,059) (1,180,059)
                                                                                                                         ----------
TOTAL COMPREHENSIVE
  INCOME                              -             -           -            -               -          -                $4,998,333
                                                                                                                         ==========
CASH DIVIDEND
   ($0.26 PER SHARE)                  -             -  (2,259,512)           -               -          -    (2,259,512)
5% STOCK DIVIDEND (401,978
   SHARES AT MARKET VALUE)    2,009,890     5,587,495  (7,597,385)           -               -          -             -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (74,168 SHARES AT
  95% OF MARKET VALUE)          370,840       904,790           -            -               -          -     1,275,630
STOCK OPTIONS EXERCISED         153,965        83,297           -            -               -          -       237,262
STOCK ISSUED UNDER
   DIRECTORS' STOCK PLAN          4,785        12,441           -            -               -          -        17,226
TREASURY STOCK PURCHASED              -             -           -     (642,823)              -          -      (642,823)
AMORTIZATION OF UNEARNED
   COMPENSATION                       -        38,506           -            -               -     44,095        82,601
                            -------------------------------------------------------------------------------------------
BALANCE,  JUNE 30, 2003     $46,357,875   $52,341,358  $1,741,012 ($13,086,939)     $4,038,042        $ -   $91,391,348
                            ===========================================================================================



See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------


1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
--  --------------------------------------------------------------------

In the opinion of the management of State Bancorp, Inc. (the "Company"), the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated balance sheets as of June 30, 2004 and December 31, 2003, its consolidated statements of income for the three and six months ended June 30, 2004 and 2003, its consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 and its consolidated statements of stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2003 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

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


For the Six Months Ended June 30,                                                                             2004             2003
------------------------------------                                                                          ----             ----

Net income, as reported                                                                                 $7,259,916       $6,178,392
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                            (192,620)        (140,975)
                                                                                                        ----------       ----------
Pro forma net income                                                                                    $7,067,296       $6,037,417
                                                                                                        ==========       ==========
Earnings per share:

      Basic - as reported                                                                                    $0.81            $0.70
      Basic - pro forma                                                                                      $0.78            $0.68
      Diluted - as reported                                                                                  $0.78            $0.68
      Diluted - pro forma                                                                                    $0.76            $0.67


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

At June 30, 2004, the Company is party to two swap agreements with terms expiring in September 2007 that hedge a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively require the Company to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($627,950), inclusive of accrued interest of $44,667, at June 30, 2004. For the six months ended June 30, 2004, the Company recognized interest income of $508,083 under the agreements. The Company did not engage in derivatives activity during the first half of 2003.

Accounting for Bank Owned Life Insurance
----------------------------------------

In February 2004, the Company purchased $25 million in Bank Owned Life Insurance as a mechanism for funding current and future employee benefit costs. The Company is the beneficiary of this policy that insures the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other operating income.

Recent Accounting Developments
------------------------------

In January 2003, the FASB issued FASB Interpretaion ("FIN") No. 46, "Consolidation of Variable Interest Entities" which was revised in December 2003 by the issuance of FIN No. 46(R). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) is effective for the Company for financial statements issued after December 15, 2003. The Company has participated in the issue of trust preferred securities, classified as junior subordinated debentures in the financial statements, through trusts established for such purpose. Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. Such adoption did not have a material impact on the Company's financial statements.

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

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. At June 30, 2004 compared to December 31, 2003, there have been no material changes in the Company's investments' unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position. The Company's management is still in the process of evaluating the impact of applying EITF 03-1 on the Company's financial statements.

2.  STOCKHOLDERS' EQUITY
--  --------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2004.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 41,736 common shares at an average price of $21.37 per share.

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


For the Six Months Ended June 30,                                                                2004                         2003
---------------------------------                                                                ----                         ----


Net income                                                                                 $7,259,916                   $6,178,392

Average dilutive stock options outstanding                                                    744,048                      815,714

Average exercise price per share                                                               $11.34                       $13.02

Average market price -  diluted basis                                                          $22.88                       $17.06

Average common shares outstanding                                                           9,013,329                    8,853,033

Increase in shares due to exercise of options - diluted basis                                 307,989                      193,141
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                               9,321,318                    9,046,174
                                                                                            =========                    =========

Net income per share - basic                                                                    $0.81                        $0.70
                                                                                                =====                        =====

Net income per share - diluted                                                                  $0.78                        $0.68
                                                                                                =====                        =====


4.  UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE
--  -----------------------------------------------------------

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

5.  LOANS
--  -----

The recorded investment in loans that are considered to be impaired, for the quarter ended June 30, 2004 and for the year ended December 31, 2003, is summarized below.


                                                                                  For the Quarter Ended         For the Year Ended
                                                                                          June 30, 2004          December 31, 2003
                                                                                          -------------          -----------------

Amount measured using the present value of expected future
             cash flows, discounted at each loan's effective interest rate                     $420,925                   $433,088
Impaired collateral-dependent loans                                                           2,786,053                  7,747,117
                                                                                              ---------                  ---------
Total amount evaluated as impaired                                                           $3,206,978                 $8,180,205
                                                                                             ==========                 ==========
Average impaired loan balance                                                                $3,210,963                 $7,814,272
                                                                                             ==========                 ==========


As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $659,000 and $2,755,000 was established for $1,640,950 and $7,267,664 of the total impaired loans at June 30, 2004 and December 31, 2003, respectively. No specific allowance was required for the remaining balance of impaired loans at June 30, 2004 and December 31, 2003. Interest income of $28,765 and $43,547 was recognized on impaired loans for the six months ended June 30, 2004 and 2003, respectively, while interest income of $8,631 and $43,547 was recognized on impaired loans for the three months ended June 30, 2004 and 2003, respectively.

Activity in the allowance for probable loan losses for the six months ended June 30, 2004 and 2003 is as follows:

                                                                                                           2004               2003
                                                                                                           ----               ----


Balance, January 1                                                                                  $10,732,078        $10,045,516

Provision charged to income                                                                           2,163,000          1,967,502

Charge-offs, net of recoveries of $79,600 in 2004 and $148,680 in 2003                               (1,852,785)        (1,618,130)
                                                                                                    -----------        -----------

Balance, June 30                                                                                    $11,042,293        $10,394,888
                                                                                                    ===========        ===========



6.  LEGAL PROCEEDINGS
--  -----------------

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - The Company, a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiaries, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiary P.W.B. Realty, L.L.C. ("PWB"), Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Financial performance of State Bancorp, Inc.                                            Over/
(dollars in thousands, except per share data)                                          (under)
As of or for the six months ended June 30,                    2004         2003          2003
----------------------------------------------------------------------------------------------
Revenue (1)                                                $32,708      $32,017             2 %
Operating expenses                                          20,264       21,291            (5)
Provision for probable loan losses                           2,163        1,968            10
Net income                                                   7,260        6,178            18
Net income per share - diluted (2)                            0.78         0.68            15
Dividend payout ratio                                       34.45%       36.57%          (212)bp
Return on average total stockholders' equity                15.22%       13.72%           150
----------------------------------------------------------------------------------------------
Tier I leverage ratio                                        7.72%        6.82%            90 bp
Tier I capital ratio                                        12.13%       11.30%            83
Total capital ratio                                         13.30%       12.55%            75
----------------------------------------------------------------------------------------------

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.
(2) Retroactive recognition has been given for stock dividends.

As of June 30, 2004, the Company, on a consolidated basis, had total assets of approximately $1.5 billion, total deposits of approximately $1.0 billion and stockholders' equity of approximately $92.9 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through fifteen full-service branches in those counties and a lending center in Jericho. The Bank's deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Credit services offered include commercial mortgage loans, construction mortgage loans, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans, letters of credit, equipment leasing and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. Thirteen of the Bank's branches have ATMs. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank's strategy of establishing and maintaining long-term customer relationships has contributed to the Bank's relatively stable core deposit base.

The Bank considers its business to be highly competitive in its market areas. The Bank competes with depository financial institutions and other businesses with respect to its lending services and/or in attracting deposits. Competitors include commercial banks, savings banks, insurance companies, credit unions, money market funds and affiliates of consumer goods manufacturers. The Bank's competitors include local, regional and national depository financial institutions and other businesses of varied sizes. The Bank is considerably smaller in size than many of its major banking competitors. Nonetheless, the Bank has demonstrated the ability to compete profitably with larger financial institutions.

The Bank's leasing activity has been primarily conducted by its wholly owned subsidiaries, NHPL, formed in 1979 to lease commercial equipment and SWLC, acquired in 2001 with a thirty year history of nationwide equipment leasing specializing in small-ticket leases for computers and office equipment.

The Bank has organized various operating subsidiaries. NHPL owns 51% of PWB, which was formed in 2002 to own the Bank's branch premises located in Port Washington, New York. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established SB Portfolio and SB Financial, two wholly owned Delaware-based subsidiaries. SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single customer or very few customers. No material amount of deposits is obtained from a single depositor. The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its customers. The Bank's nature and conduct of business have remained substantially unchanged since year-end 2003.

The Company expects that compliance with provisions regulating environmental controls will have no effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 338 full-time and part-time officers and employees as of June 30, 2004.

The Company's Internet address is www.statebankofli.com. The Company makes available on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after the Company files such material with, or
furnishes  such  material  to,  the  Securities  and  Exchange  Commission,   as
applicable.

Recent Accounting Developments - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" which was revised in December 2003 by the issuance of FIN No. 46(R). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) is effective for the Company for financial statements issued after December 15, 2003. The Company has participated in the issue of trust preferred securities through trusts established for such purpose. Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. Such adoption did not have a material impact on the Company's financial statements.

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

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures for equity investments accounted for under the cost method. Disclosures about unrealized losses that have not been recognized as other-than-temporary impairments that were required under an earlier EITF 03-1 consensus remain in effect. The EITF 03-1 guidance for determining other-than-temporary impairment is effective for the Company's quarter ending September 30, 2004 and the disclosures for the cost method investments are effective for the Company's fiscal year ending December 31, 2004. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. At June 30, 2004 compared to December 31, 2003, there have been no material changes in the Company's investments' unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position. The Company's management is still in the process of evaluating the impact of applying EITF 03-1 on the Company's financial statements.

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

Allowance for Probable Loan Losses - In management's opinion, the most critical accounting policy impacting the Company's financial statements is the evaluation of the allowance for probable loan losses. Management carefully monitors the credit quality of the loan portfolio and, on a quarterly basis, charges off the amounts of those loans deemed uncollectible. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                        LOAN PORTFOLIO AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

For the Period Ended     Loans(net of unearned income)     Allowance as a %
                              (in thousands)                of total loans
--------------------------------------------------------------------------------
     12/31/00                   $496,992                         1.85%
     12/31/01                   $551,598                         1.68%
     12/31/02                   $620,384                         1.62%
     12/31/03                   $711,216                         1.51%
      6/30/04                   $732,162                         1.51%


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

Material Changes in Financial Condition - Total assets of the Company were $1.5 billion at June 30, 2004. When compared to December 31, 2003, total assets increased by $56 million or 4%. The increase was primarily attributable to growth in both the investment and loan portfolios, the purchase of Bank Owned Life Insurance and the receivable for settlements of investment securities sold of $79 million, $21 million, $25 million and $26 million, respectively. These were partially offset by a decline in overnight securities purchased under agreements to resell of $91 million. The growth in the investment portfolio resulted primarily from increases in U.S. Government Agency securities. The primary factor contributing to the growth in the loan portfolio was the increase in commercial mortgage loans.

At June 30, 2004, total deposits were $1.0 billion, a decrease of $169 million or 14% when compared to December 31, 2003. This decline was largely attributable to a decrease in savings deposits of $173 million, as Super NOW, regular savings and money fund deposits decreased $140 million, $21 million and $12 million, respectively. There was also a decrease in time deposits of $15 million. Partially offsetting these decreases was an increase in demand deposits of $19 million. Core deposit balances, consisting of demand, savings, money fund and Super NOW deposits, represented approximately 76% of total deposits at June 30, 2004 compared to 78% at year-end 2003. Core deposit balances provide low-cost funding that allows the Company to reduce its funding from short-term institutional sources. Short-term borrowed funds, primarily securities sold under agreements to repurchase and Federal Home Loan Bank of New York ("FHLB") advances, have been utilized for funding purposes. At June 30, 2004, total short-term borrowings were $264 million, an increase of $172 million from December 31, 2003.

Average interest-earning assets for the second quarter of 2004 were up by $52 million or 4% to $1.4 billion from the comparable 2003 period. This was largely the result of an $82 million or 13% increase in average loans, primarily commercial loans and commercial mortgages, partially offset by a $12 million or 2% decrease in average investment securities, with U.S. Government Agency securities declining $19 million. Average money market instruments also declined.

Funding the second quarter growth in average interest-earning assets were increases in both average core deposits and average borrowed funds. Average core deposits increased $27 million or 3% during the second quarter of 2004 as compared to the same period in 2003, reflecting the 18% increase in average demand deposits. The increase in average short-term borrowed funds during the second quarter of 2004 as compared to the same period last year was primarily attributable to a $78 million higher FHLB funding level, coupled with a $22 million increase in securities sold under agreements to repurchase.

These activities resulted in a second quarter net interest margin on a tax-equivalent basis of 4.33%, up from 4.12% one year ago. The increased level of core deposits has allowed the Company to reduce its dependence on higher-cost funding which, combined with the continued relatively low interest rate environment, resulted in an 18 basis points decline in the Company's second quarter average cost of funds to 0.81% as compared to the same period in 2003.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 2004, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

During 2004, the Company's capital has expanded by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders' equity amounted to $93 million at June 30, 2004, representing a $2 million (2%) decrease and a $2 million (2%) increase, respectively, from December 31 and June 30, 2003. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of June 30, 2004 and compares them to current regulatory guidelines and December 31 and June 30, 2003 actual results.

TABLE 2-1

                                                       Tier I Capital/           Total Capital/
                                      Tier I             Risk-Weighted            Risk-Weighted
                                    Leverage                    Assets                   Assets
                                    --------           ---------------           --------------


Regulatory Minimum               3.00%-4.00%                     4.00%                    8.00%

Ratios as of:

  June 30, 2004                        7.72%                    12.13%                   13.30%
  December 31, 2003                    8.08%                    12.26%                   13.46%
  June 30, 2003                        6.82%                    11.30%                   12.55%

Regulatory Criteria for a
"Well-Capitalized"  Institution        5.00%                     6.00%                   10.00%

Management strives to provide stockholders with a competitive return on their investment in the Company. During the second quarter of 2004, the Company's Board of Directors declared a 5% stock dividend, the 35th consecutive year that it will pay a stock dividend. In addition, for the first six months of 2004, the Board of Directors declared cash dividends on the Company's common stock amounting to $0.28 per share (as adjusted for the 5% stock dividend), increasing its quarterly cash dividend 7% to $0.15 per share ($0.14 per share as adjusted for the 5% stock dividend) for the second quarter.


[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                 CASH DIVIDENDS PAID AND DIVIDEND PAYOUT RATIOS

For the Period Ended        Dividends paid             Payout ratio
--------------------------------------------------------------------------------
         12/31/00             $3,777,938                  35.28%
         12/31/01             $4,197,162                  38.79%
         12/31/02             $4,414,379                  39.06%
         12/31/03             $4,647,399                  38.68%
          6/30/04             $2,500,959                  34.45%


The Company's stock repurchase program expended $892 thousand during the second quarter of 2004 to repurchase 41,736 shares at an average cost of $21.37 per share. Since 1998, a total of 905,065 shares of Company stock have been repurchased at an average cost of $16.58 per share. Under the Board of Directors' existing authorization, an additional 594,935 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share.

During the fourth quarter of 2003, the Company enhanced its Tier I capital position through the issuance of an additional $10 million in trust preferred securities through a pooled offering structure. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by a newly established subsidiary, State Bancorp Capital Trust II. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The initial rate on the securities was 4.02%. The Company now has a total of $20 million in trust preferred securities outstanding. During the second quarter of 2004, the weighted average rate on all trust preferred securities was 4.33%.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2004 and 2003, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $231 million and $221 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2004 and 2003, the Bank had letters of credit outstanding of approximately $15 million and $12 million, respectively. At June 30, 2004, the uncollateralized portion was approximately $3 million.

The Bank's use of derivative financial instruments, i.e. interest rate swaps, is exposed to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. At June 30, 2004, the Bank is party to two interest rate swap agreements to manage its exposure to fluctuations in interest rates on $50 million of variable rate commercial loans. The Bank did not engage in derivatives activities during the first half of 2003.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2004, $1.2 million; in 2005, $2.3 million; in 2006, $1.9 million; in 2007, $1.7 million; in 2008, $1.7 million; and the remainder to 2012, $4.7 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 2004, the Company's liquidity position remained stable and well within acceptable industry standards. During the second quarter of 2004, the level of core deposits, calls of U.S. Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at June 30, 2004, the Company had access to approximately $122 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years. At June 30, 2004, the Company also had approximately $10 million in formal and $47 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes.

Tabular Disclosure of Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of June 30, 2004.


                                                                   Payments due by period (in thousands)
                                                                   -------------------------------------


Contractual obligations                              Total  Less than 1 year        1 - 3 years     3 - 5 years   More than 5 years
-----------------------                              -----  ----------------        -----------     -----------   -----------------

Leases covering various Bank equipment,
branches, office space and land                    $13,511            $1,186            $4,158           $3,487             $4,680

Federal funds purchased                             25,000            25,000                 -                -                  -

Securities sold under agreements to
repurchase                                         116,906           116,906                 -                -                  -

Federal Home Loan Bank of New York
overnight and term borrowings                      122,000           122,000                 -                -                  -

Obligations under equipment lease financing            341               227               114                -                  -

Junior subordinated debentures                      20,000                 -                 -                -             20,000
                                                    ------                 -                 -                -             ------
                                                  $297,758          $265,319            $4,272           $3,487            $24,680
                                                  ========          ========            ======           ======            =======

Material Changes in Results of Operations for the Six Months Ended June 30, 2004 versus 2003 - Net income for the six months ended June 30, 2004 was $7.3 million, an increase of $1.1 million or 17.5%, when compared to the same 2003 period. Improvements in net interest income to $27.7 million, higher deposit service charges and other operating income and a 4.8% reduction in total operating expenses were offset by lower net security gains (down $1.0 million before taxes), a $195 thousand higher provision for probable loan losses and an increase in the provision for income taxes. Basic earnings per common share were $0.81 in 2004 and $0.70 in 2003, while diluted earnings per share were $0.78 and $0.68, respectively. The Company's returns on average assets and stockholders' equity were 1.00% and 15.22% in 2004 and 0.90% and 13.72% in 2003, respectively.

As shown in Table 2-2 following this discussion, net interest income increased by 3.3% to $27.7 million as the result of a 5% or $62 million increase in average interest-earning assets, primarily loans. Growth in commercial mortgages, commercial loans and leases resulted in a 14% increase in average loans outstanding during 2004. The newer branch locations in both Nassau and Queens Counties are expected to provide continued opportunity for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

The Company's investment portfolio decreased $27 million or 4%, on average, during the first six months of 2004 as compared to 2003. This is primarily due to average U.S. Government Agency securities declining $40 million as both average mortgage-backed securities and average municipal obligations increased $10 million.

Funding the growth in average interest-earning assets during the first half of 2004 as compared to the same 2003 period were higher levels of average core deposits and borrowings. The lower-cost core deposit balances, comprised of demand, savings, money fund and Super NOW accounts, increased $82 million or 10% on average during 2004 and provided funding at an average cost of 48 basis points. This has enabled the Company to reduce its funding from short-term institutional sources. The increase in average borrowings was largely attributable to higher FHLB funding levels and an increase in securities sold under agreements to repurchase of $54 million and $15 million, respectively. The Company's net interest margin on a tax-equivalent basis, while down from 4.29% a year ago, remained strong at 4.18% during the first half of 2004.

Total noninterest income declined $191 thousand or 3.7% for the first six months of 2004 as compared to 2003. This was due in large measure to a $1.0 million pre-tax decrease in net security gains, offset by increases in collection of service charges on deposit accounts and other operating income of 54.9% and 44.7%, respectively. Sales of long-term municipal notes, undertaken as a result of the relatively low interest rate environment, coupled with a gain realized from a tender offer on a corporate note owned by the Company, produced the security gains realized in 2004. Management continually monitors the fixed income markets to take advantage of any opportunities that may arise due to movement in interest rates or other short-term anomalies in the marketplace. Other operating income increased largely as the result of income from Bank Owned Life Insurance purchased during the first quarter of 2004 and higher fee generation for letters of credit, merchant services, wire transfers and foreign exchange.

Revenue of State Bancorp, Inc.                                                      Over/
(dollars in thousands)                                                             (under)
For the six months ended June 30,                          2004        2003          2003
------------------------------------------------------------------------------------------
Net interest income                                     $27,700     $26,818             3 %
Service charges on deposit accounts                       1,173         757            55
Net security gains                                        2,590       3,581           (28)
Other operating income                                    1,245         861            45
------------------------------------------------------------------------------------------
Total revenue                                           $32,708     $32,017             2 %
------------------------------------------------------------------------------------------

The 4.8% improvement in total operating expenses during the first half of 2004 as compared to 2003 was primarily due to reductions in legal expenses and other operating expenses, partially offset by increases in salaries and employee benefits and marketing and advertising expenses. Legal expense decreased $1.4 million during 2004 mainly as the result of lower expenses related to the ongoing litigation related to Island Mortgage Network and its affiliates ("IMN") as previously discussed in detail in the Company's 2001, 2002 and 2003 Securities and Exchange Commission filings and as discussed in detail in Part II, Item 1 herein. The Company expects to incur additional costs related to this litigation during 2004 which are not quantifiable at this time, but the Company believes that the first half legal expenses are generally indicative of expenses to be incurred for the balance of the year. Other operating expenses decreased 8.8% during 2004 to $3.4 million. This decrease was largely the result of reductions in loan collection expenses, telecommunications costs and expenses related to meetings and seminars. The increase of $634 thousand in salaries and benefits costs resulted primarily from normal salary adjustments, growth in staff and higher medical and retirement plan expenses, while marketing and advertising expenses increased $46 thousand due to costs associated with SWLC business development efforts.

Operating expenses of State Bancorp, Inc.                                         Over/
(dollars in thousands)                                                           (under)
For the six months ended June 30,                       2004         2003          2003
----------------------------------------------------------------------------------------
Salaries and other employee benefits                 $11,753      $11,120             6 %
Occupancy                                              1,965        1,896             4
Equipment                                                733          792            (7)
Legal                                                  1,763        3,153           (44)
Marketing and advertising                                655          609             8
Other operating expenses                               3,395        3,721            (9)
----------------------------------------------------------------------------------------
Total operating expenses                             $20,264      $21,291            (5)%
----------------------------------------------------------------------------------------

The above factors resulted in an improved operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 65.8% for the first six months of 2004 as compared to 72.5% in 2003. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also improved during the first six months of 2004 to 2.79% from a level of 3.09% in 2003.

Income tax expense rose by $441 thousand for the first six months of 2004 as compared to 2003, resulting in an effective tax rate of 29.4% as compared to 29.5% a year ago.

Material Changes in Results of Operations for the Three Months Ended June 30, 2004 versus 2003 - Net income for the three months ended June 30, 2004 was $3.4 million, a decrease of $36 thousand or 1.0%, when compared to the same 2003 period. Improvements in net interest income to $14.5 million, higher deposit service charges and other operating income and a decrease in the effective income tax rate were offset by lower net security gains (down $1.6 million before taxes), a $102 thousand higher provision for probable loan losses and an increase in total operating expenses of $144 thousand. Basic earnings per common share were $0.37 in 2004 and $0.38 in 2003, while diluted earnings per share were $0.36 and $0.38, respectively. The Company's returns on average assets and stockholders' equity were 0.91% and 14.29% in 2004 and 0.97% and 14.92% in 2003, respectively.

The reasons supporting the second quarter earnings performance are, for the most part, similar to those already discussed in the six-month analysis. The increase of $1.3 million in net interest income resulted from a 21 basis points widening of the net interest margin on a tax-equivalent basis to 4.33% during the second quarter of 2004, coupled with a 4% growth in average interest-earning assets, primarily commercial loans and commercial mortgages, funded through an expanded core deposit base and a higher level of borrowed funds.

Total noninterest income declined $1.2 million for the second quarter of 2004 as compared to 2003. This was due in large measure to a $1.6 million decrease in net security gains, partially offset by increases in collection of service charges on deposit accounts and other operating income of $247 thousand and $180 thousand, respectively.

The 1.5% growth in total operating expenses during the second quarter of 2004 as compared to 2003 was primarily due to increases in salaries and employee benefits (up $213 thousand), legal expenses (up $97 thousand) and marketing and advertising expenses (up $71 thousand), partially offset by a decrease in other operating expenses of $213 thousand.

The above factors resulted in an improved operating efficiency ratio (total operating expenses as a percentage of fully taxable equivalent net interest and noninterest revenue, excluding securities transactions) of 61.7% for the second quarter of 2004 as compared to 67.7% in 2003. The Company's other primary measure of expense control, the ratio of total operating expenses to average total assets, also improved during the second quarter of 2004 to 2.71% from a level of 2.82% in 2003.

Income tax expense decreased $131 thousand for the second quarter of 2004 as compared to 2003, resulting in a decline in the Company's effective tax rate to 28.6% from 30.3% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $7 million at June 30, 2004, a $5 million decrease from December 31, 2003 and a $6 million decrease from June 30, 2003. The reduction in nonperforming assets at June 30, 2004 was primarily the result of aggressive collection and charge-off efforts during 2004. The Company held one commercial property as other real estate owned totaling $3 million at June 30, 2004 and December 31, 2003. Management of the Company expects to dispose of this property during 2004 with no material impact on the Company's financial statements. At June 30, 2004, December 31, 2003 and June 30, 2003, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $74 thousand at June 30, 2004, reflecting decreases of $75 thousand and $889 thousand when compared to year-end 2003 and June 30, 2003, respectively.

The allowance for probable loan losses amounted to $11 million or 1.5% of total loans at June 30, 2004 versus $10 million and 1.6%, respectively, at the comparable 2003 date. The allowance for probable loan losses as a percentage of nonaccrual loans and loans 90 days or more past due and still accruing, increased to 278% at June 30, 2004 from 122% at December 31, 2003 and from 80% one year ago.

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first six months of 2004 and 2003 was $2.2 million and $2.0 million, respectively. Net loan charge-offs during the same periods were approximately $1.9 million and $1.6 million, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2004. Due to the uncertain nature of the current economy, management anticipates further loan charge-offs during the rest of 2004. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

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

TABLE 2 - 2

                          NET INTEREST INCOME ANALYSIS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                   2004                                   2003
                                                                   ----                                   ----
                                                        Average               Average          Average               Average
                                                        Balance  Interest  Yield/Cost          Balance  Interest  Yield/Cost
                                                        -------  --------  ----------          -------  --------  ----------

ASSETS:
-------
Interest-earning assets:
Mortgage-backed securities                             $286,251    $4,677        3.23 %       $276,454    $4,366       3.14 %
Municipal securities                                     88,323     1,218        2.73           78,272     1,679       4.27
Government Agency and other securities                  216,914     3,787        3.45          264,007     5,291       3.99
                                                        -------     -----        ----          -------     -----       ----
Total securities                                        591,488     9,682        3.24          618,733    11,336       3.64
                                                        -------     -----        ----          -------    ------       ----
Federal funds sold                                          562         2        0.70            2,762        14       1.01
Securities purchased under agreements to
  resell                                                 52,627       246        0.92           51,942       310       1.19
Interest-bearing deposits                                 5,005        16        0.64            2,153         8       0.75
Loans                                                   716,070    23,413        6.47          628,121    21,848       6.92
                                                        -------    ------        ----          -------    ------       ----
Total interest-earning assets                         1,365,752    33,359        4.83        1,303,711    33,516       5.11
                                                      ---------    ------        ----        ---------    ------       ----
Non-interest-earning assets                              94,331                                 86,930
                                                         ------                                 ------
Total Assets                                         $1,460,083                             $1,390,641
                                                     ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Interest-bearing liabilities:
Savings deposits                                       $660,424    $2,243        0.68 %       $624,154    $2,585       0.84 %
Time deposits                                           263,491     2,151        1.61          340,879     3,337       1.95
                                                        -------     -----        ----          -------     -----       ----
Total savings and time deposits                         923,915     4,394        0.95          965,033     5,922       1.23
                                                        -------     -----        ----          -------     -----       ----
Federal funds purchased                                   9,283        54        1.15            7,348        54       1.46
Securities sold under agreements to
  repurchase                                             32,577       184        1.12           17,161       118       1.37
Other borrowed funds                                     85,246       532        1.23           33,144       325       1.95
Junior subordinated debentures                           20,000       495        4.90           10,000       279       5.55
                                                         ------       ---        ----           ------       ---       ----
Total interest-bearing liabilities                    1,071,021     5,659        1.05        1,032,686     6,698       1.30
                                                      ---------     -----        ----        ---------     -----       ----
Demand deposits                                         273,484                                227,555
Other liabilities                                        19,625                                 39,570
                                                         ------                                 ------
Total liabilities                                     1,364,130                              1,299,811
Stockholders' equity                                     95,953                                 90,830
                                                         ------                                 ------
Total Liabilities and
  Stockholders' Equity                               $1,460,083                             $1,390,641
                                                     ==========                             ==========
Net interest income/rate spread                                    27,700        3.78 %                   26,818       3.82 %
Add tax-equivalent basis adjustment                                   686        ----                        938       ----
                                                                      ---                                    ---
Net interest margin - tax-equivalent basis                        $28,386        4.18 %                  $27,756       4.29 %
                                                                  =======        ====                    =======       ====

TABLE 2 - 3

                        ANALYSIS OF NONPERFORMING ASSETS
                   AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
            JUNE 30, 2004 VERSUS DECEMBER 31, 2003 AND JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)


NONPERFORMING ASSETS BY TYPE:                                          PERIOD ENDED:
-----------------------------                                          -------------
                                                     6/30/2004          12/31/2003           6/30/2003
                                                     ---------          ----------           ---------
Nonaccrual Loans                                        $3,898              $8,666             $12,107
Other Real Estate Owned                                  2,697               2,697                   -
                                                         -----               -----             -------
    Total Nonperforming Assets                          $6,595             $11,363             $12,107
                                                        ======             =======             =======

Loans  90  Days  or  More  Past  Due
   and Still Accruing                                      $74                $149                $963
Gross  Loans  Outstanding                             $732,162            $711,216            $643,337
Total  Stockholders'  Equity                           $92,896             $94,712             $91,391


ANALYSIS OF THE ALLOWANCE FOR
PROBABLE LOAN LOSSES:                                                  QUARTER ENDED:
---------------------                                                  --------------
                                                     6/30/2004          12/31/2003           6/30/2003
                                                     ---------          ----------           ---------
Beginning Balance                                      $11,233             $10,597             $10,225
Provision                                                1,086                 984                 984
Net Charge-Offs                                         (1,277)               (849)               (814)
                                                        ------                ----                ----
Ending Balance                                         $11,042             $10,732             $10,395
                                                       =======             =======             =======


KEY  RATIOS:                                                           PERIOD ENDED:
------------                                                           -------------
                                                     6/30/2004          12/31/2003           6/30/2003
                                                     ---------          ----------           ---------
Allowance  as  a  %  of  Total  Loans                     1.5%                1.5%                1.6%

Nonaccrual Loans  as  a  %  of  Total  Loans              0.5%                1.2%                1.9%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                      0.9%                1.6%                1.9%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                              283.3%              123.8%               85.9%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans and Loans 90 days or
   More Past Due and Still Accruing                     278.0%              121.7%               79.5%

(1) Excludes loans 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2003 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at June 30, 2004 compared to December 31, 2003. The following is an update of the discussion provided therein.

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

Management performs simulation analysis to assess the Company's asset/liability position on a dynamic repricing basis using software developed by a noted industry vendor. Simulation modeling applies alternative interest rate scenarios and periodic forecasts of future business activity to estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments.

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

Management also monitors equity value at risk as a percentage of market value of portfolio equity ("MVPE"). The Company's MVPE is the difference between the market value of its interest-sensitive assets and the market value of its interest-sensitive liabilities. MVPE at risk is the potential adverse change in the present value (market value) of total equity arising from an immediate hypothetical shock in interest rates. Management uses scenario analysis on a static basis to assess its equity value at risk by modeling MVPE under various interest rate shock scenarios.

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

The accompanying Table 3-1 sets forth the amounts of assets and liabilities outstanding as of June 30, 2004 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time frame was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability.

An asset-sensitive gap indicates an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap indicates the opposite. At June 30, 2004, the Company had a one-year cumulative asset-sensitivity gap of $149 million. In a rising rate environment, an asset-sensitive gap position generally indicates that increases in income from interest-bearing assets will outpace increases in expense associated with funding those assets. In addition, the Company's net interest margin and net income would improve under this scenario. Conversely, in a declining interest rate environment, the Company's cost of funds would decline more slowly than the yield on its rate-sensitive assets and would likely result in a contraction of net interest income.

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


TABLE 3 - 1

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                                  JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)

                                                                              Sensitivity Time Horizon (1)
                                                      ------------------------------------------------------------------------------
                                                         0 - 6       6 - 12         1 - 5         Over    Noninterest-
                                                        Months       Months         Years     5  Years      Sensitive         Total
                                                      ------------------------------------------------------------------------------
INTEREST - SENSITIVE ASSETS:
----------------------------
Loans (net of unearned income) (2)                    $412,819      $32,454      $207,767      $75,224         $3,898      $732,162
Securities Purchased Under Agreements to Resell,
  Federal Funds Sold and Interest-Bearing Deposits       3,736            -             -            -              -         3,736
Securities Held to Maturity                             70,009            -             -       24,993              -        95,002
Securities  Available  for  Sale (3)                    83,436      117,217       180,652      169,223          6,518       557,046
                                                      ------------------------------------------------------------------------------
             Total  Interest-Earning Assets            570,000      149,671       388,419      269,440         10,416     1,387,946
Unrealized Net Loss on Securities Available for Sale    (5,642)           -             -            -              -        (5,642)
Receivable - Securities Sales                           26,317            -             -            -              -        26,317
Noninterest-Bearing Cash and Due from Banks             44,261            -             -            -              -        44,261
All  Other  Assets (7)                                   6,477        9,298        19,190           20          9,536        44,521
                                                      ------------------------------------------------------------------------------
             Total  Assets                             641,413      158,969       407,609      269,460         19,952     1,497,403
                                                      ------------------------------------------------------------------------------
INTEREST - SENSITIVE LIABILITIES:
---------------------------------
Savings  Accounts (4)                                   14,724       14,724       117,795       88,347              -       235,590
Money  Fund  and  NOW Accounts (5)                      31,086       22,386       179,239       47,015              -       279,726
Time  Deposits (6)                                     163,305       39,968        43,619          425              -       247,317
                                                      ------------------------------------------------------------------------------
             Total  Interest-Bearing Deposits          209,115       77,078       340,653      135,787              -       762,633
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borrowings        264,046           87           114            -              -       264,247
Junior Subordinated Debentures                          20,000            -             -            -              -        20,000
                                                      ------------------------------------------------------------------------------
             Total  Interest-Bearing  Liabilities      493,161       77,165       340,767      135,787              -     1,046,880
Payable - Securities Purchases                          64,228            -             -            -              -        64,228
All  Other  Liabilities,  Equity and Demand Deposits(7) 19,804       15,118       103,516      154,961         92,896       386,295
                                                      ------------------------------------------------------------------------------
             Total  Liabilities  and  Equity           577,193       92,283       444,283      290,748         92,896     1,497,403
                                                      ------------------------------------------------------------------------------
Cumulative Interest-Sensitivity Gap (8)                $76,839     $149,345      $196,997     $330,650       $341,066
                                                      ===============================================================
Cumulative Interest-Sensitivity Ratio (9)                115.6 %      126.2 %       121.6 %      131.6 %        132.6 %
Cumulative Interest-Sensitivity Gap as a % of Total Assets 5.1 %       10.0 %        13.2 %       22.1 %         22.8 %

(1) Allocations to specific interest-sensitivity periods are based on the earlier of the repricing or maturity date.

(2) Nonaccrual loans are shown in the noninterest-sensitive category.

(3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates. Securities containing embedded options are allocated to the interest-sensitivity period that best reflects the anticipated repricing impact of the embedded option.

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



                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of July 30, 2004 are as follows:

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

Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York. The parties have completed fact and expert discovery and filed summary judgment motions; only State Bank's summary judgment motion is a dispositive motion. Briefing on those motions is not yet complete, and oral argument is presently scheduled to take place on September 14.

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



                                                                                   Total number of shares         Maximum number of
                                                                                     purchased as part of    shares that may yet be
                                                                                       publicly announced       purchased under the
                                          Total number of    Average price paid         plans or programs         plans or programs
Period                                   shares purchased             per share
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------
April 1 - 30, 2004                                  2,605                $23.30                     2,605                   634,066
May 1 - 31, 2004                                   33,981                 20.82                    33,981                   600,085
June 1 - 30, 2004                                   5,150                 24.05                     5,150                   594,935
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------
Total                                              41,736                $21.37                    41,736                   594,935
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------

On February 24, 1998, the Company's Board of Directors authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock. Subsequently, on November 24, 1998, February 29, 2000, June 26, 2001 and April 27, 2004, the Company's Board of Directors authorized increases in the Company's stock repurchase program under which the Company was then able to buy back up to a cumulative total of 200,000, 500,000, 1,000,000 and 1,500,000 shares of its common stock, respectively. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company, held on April 27, 2004, the following directors were elected:


Nominee                                                       Term                              For                        Withheld
---------------------------------- -------------------------------- -------------------------------- -------------------------------
J. Robert Blumenthal                                       2 years                        7,315,023                         142,270
Arthur Dulik, Jr.                                          3 years                        7,287,361                         169,932
Joseph F. Munson                                           3 years                        7,330,451                         126,842
Daniel T. Rowe                                             3 years                        7,341,600                         115,693


The following directors continue to serve on the Board:

Thomas E. Christman, Thomas F. Goldrick, Jr., Richard W. Merzbacher, John F. Picciano, Suzanne H. Rueck, Jeffrey S. Wilks

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

(b) Reports on Form 8-K:
    --------------------

On April 16, 2004, the Company issued the earnings release for the period ended March 31, 2004.

On April 27, 2004, the Company's Board of Directors authorized an increase in its stock repurchase program under which the Registrant may now repurchase up to 1,500,000 shares of its common stock. The Board had previously authorized the repurchase of up to 1,000,000 shares at its June 2001 meeting. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               STATE BANCORP, INC.







8/9/04                                    s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







8/9/04                                    s/Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)