Form 10-Q
period 2004-09-30
STATE BANCORP INC
filed 2004-11-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2004

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

                                 Yes X   No _____

As of November 4, 2004, there were 9,047,761 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                                 Page
  PART I.     FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements

  Consolidated Balance Sheets - September 30, 2004 and December 31, 2003 (Unaudited)                               1.

  Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003                2.
  (Unaudited)

  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)          3.

  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Nine Months Ended        4.
  September 30, 2004 and 2003 (Unaudited)

  Notes to Unaudited Consolidated Financial Statements                                                             5.

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations               13.

  Item 3.     Quantitative and Qualitative Disclosure About Market Risk                                           29.

  Item 4.     Controls and Procedures                                                                             32.

  PART II.    OTHER INFORMATION

  Item 1.     Legal Proceedings                                                                                   32.

  Item 2.     Changes in Securities and Use of Proceeds                                                           33.

  Item 3.     Defaults upon Senior Securities - None                                                              N/A

  Item 4.     Submission of Matters to a Vote of Security Holders - None                                          N/A

  Item 5.     Other Information  - None                                                                           N/A

  Item 6.     Exhibits and Reports on Form 8-K                                                                    33.

  SIGNATURES                                                                                                      34.

                                     PART I

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                      STATE BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 (UNAUDITED)

                                                                                SEPTEMBER 30, 2004        DECEMBER 31, 2003
                                                                               --------------------    ---------------------
ASSETS:
-------
CASH AND DUE FROM BANKS                                                                $49,381,973              $56,762,269
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                                  -               91,000,000
                                                                               --------------------    ---------------------
TOTAL CASH AND CASH EQUIVALENTS                                                         49,381,973              147,762,269
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $24,981,500 IN 2004 AND $55,231,959 IN 2003)                                        25,006,729               55,065,400
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                               619,534,443              511,964,686
                                                                               --------------------    ---------------------
TOTAL SECURITIES                                                                       644,541,172              567,030,086
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $11,831,087 IN 2004 AND $10,732,078 IN 2003)                                      742,405,976              700,484,056
BANK PREMISES AND EQUIPMENT - NET                                                        6,512,522                7,083,848
BANK OWNED LIFE INSURANCE                                                               25,626,035                        -
OTHER ASSETS                                                                            21,826,476               18,640,104
                                                                               --------------------    ---------------------
TOTAL ASSETS                                                                        $1,490,294,154           $1,441,000,363
                                                                               ====================    =====================
LIABILITIES:
------------
DEPOSITS:
  DEMAND                                                                              $291,416,239             $265,691,712
  SAVINGS                                                                              580,490,893              688,717,586
  TIME                                                                                 266,843,674              261,877,605
                                                                               --------------------    ---------------------
TOTAL DEPOSITS                                                                       1,138,750,806            1,216,286,903
FEDERAL FUNDS PURCHASED                                                                 10,000,000               10,000,000
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                          88,680,000               31,601,147
OTHER BORROWINGS                                                                       112,330,243               50,714,149
JUNIOR SUBORDINATED DEBENTURES                                                          20,620,000               20,000,000
PAYABLE - SECURITIES PURCHASES                                                          10,000,000                8,612,652
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                           11,079,494                9,073,990
                                                                               --------------------    ---------------------
TOTAL LIABILITIES                                                                    1,391,460,543            1,346,288,841
                                                                               --------------------    ---------------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
---------------------
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                                -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 9,939,075 SHARES IN 2004
  AND 9,846,853 SHARES IN 2003; OUTSTANDING 9,017,066
  SHARES IN 2004 AND 8,967,102 SHARES IN 2003                                           49,695,375               46,889,775
SURPLUS                                                                                 62,417,245               53,544,877
RETAINED EARNINGS                                                                        2,626,501                5,189,907
TREASURY STOCK (922,009 SHARES IN 2004 AND 837,858 SHARES IN 2003)                     (15,375,138)             (13,481,356)
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAXES                               (530,372)               2,568,319
                                                                               --------------------    ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                              98,833,611               94,711,522
                                                                               --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,490,294,154           $1,441,000,363
                                                                               ====================    =====================

See accompanying notes to unaudited consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                            THREE MONTHS                       NINE MONTHS
                                                                    ------------------------------    ------------------------------
                                                                            2004             2003             2004             2003
                                                                    -------------    -------------    -------------    -------------
INTEREST INCOME:
----------------
LOANS                                                                $12,548,148      $11,168,508      $35,961,578      $33,016,544
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                      1,806           57,299          249,647          381,683
SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE:
   STATES AND POLITICAL SUBDIVISIONS                                     779,465          668,218        1,997,118        2,347,038
   MORTGAGE-BACKED SECURITIES                                          2,511,663        1,859,422        7,188,597        6,225,287
   GOVERNMENT AGENCY SECURITIES                                        1,815,788        1,245,441        4,689,889        5,815,217
   OTHER SECURITIES                                                      441,304          382,459        1,370,276        1,111,752
                                                                    -------------    -------------    -------------    -------------
TOTAL INTEREST INCOME                                                 18,098,174       15,381,347       51,457,105       48,897,521
                                                                    -------------    -------------    -------------    -------------
INTEREST EXPENSE:
-----------------
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                         729,790          490,778        1,838,957        2,009,372
OTHER DEPOSITS AND TEMPORARY BORROWINGS                                2,319,443        1,726,926        6,373,451        6,627,366
JUNIOR SUBORDINATED DEBENTURES                                           269,058          135,639          764,480          414,539
                                                                    -------------    -------------    -------------    -------------
TOTAL INTEREST EXPENSE                                                 3,318,291        2,353,343        8,976,888        9,051,277
                                                                    -------------    -------------    -------------    -------------
NET INTEREST INCOME                                                   14,779,883       13,028,004       42,480,217       39,846,244
PROVISION FOR PROBABLE LOAN LOSSES                                     1,152,000          983,751        3,315,000        2,951,253
                                                                    -------------    -------------    -------------    -------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                             13,627,883       12,044,253       39,165,217       36,894,991
                                                                    -------------    -------------    -------------    -------------
NONINTEREST INCOME:
-------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                      577,261          401,475        1,749,841        1,158,545
NET SECURITY GAINS                                                       275,298        2,281,855        2,865,738        5,863,405
BANK OWNED LIFE INSURANCE POLICY EARNINGS                                232,122                -          626,035                -
OTHER OPERATING INCOME                                                   431,711          412,177        1,283,094        1,273,048
                                                                    -------------    -------------    -------------    -------------
TOTAL NONINTEREST INCOME                                               1,516,392        3,095,507        6,524,708        8,294,998
                                                                    -------------    -------------    -------------    -------------
INCOME BEFORE OPERATING EXPENSES                                      15,144,275       15,139,760       45,689,925       45,189,989
                                                                    -------------    -------------    -------------    -------------
OPERATING EXPENSES:
-------------------
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                               6,144,457        5,574,126       17,897,777       16,693,754
OCCUPANCY                                                                997,635          964,189        2,962,064        2,860,573
EQUIPMENT                                                                368,913          418,875        1,101,849        1,211,071
LEGAL                                                                    845,788          830,283        2,609,001        3,982,833
MARKETING AND ADVERTISING                                                495,281          349,806        1,149,985          958,557
CREDIT AND COLLECTION                                                    155,319          315,982          600,524        1,012,247
OTHER  OPERATING  EXPENSES                                             1,418,580        1,648,692        4,368,558        4,673,558
                                                                    -------------    -------------    -------------    -------------
TOTAL OPERATING EXPENSES                                              10,425,973       10,101,953       30,689,758       31,392,593
                                                                    -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES                                             4,718,302        5,037,807       15,000,167       13,797,396
PROVISION FOR INCOME TAXES                                             1,344,977        1,614,031        4,366,926        4,195,228
                                                                    -------------    -------------    -------------    -------------
NET INCOME                                                            $3,373,325       $3,423,776      $10,633,241       $9,602,168
----------                                                          =============    =============    =============    =============

BASIC EARNINGS PER COMMON SHARE                                            $0.37            $0.38            $1.18            $1.08
DILUTED EARNINGS PER COMMON SHARE                                          $0.36            $0.38            $1.14            $1.06
CASH DIVIDENDS PAID PER COMMON SHARE                                       $0.14            $0.13            $0.41            $0.38
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                              9,020,368        8,926,183        9,014,235        8,877,684
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                            9,297,873        9,195,310        9,313,868        9,098,792

See accompanying notes to unaudited consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                                                    2004                 2003
                                                                                           --------------      ---------------
OPERATING ACTIVITIES:
---------------------
  NET INCOME                                                                                 $10,633,241           $9,602,168
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                         3,315,000            2,951,253
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                               1,142,673            1,239,469
    AMORTIZATION OF INTANGIBLES                                                                   27,103               27,103
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                  4,506,047            6,010,916
    AMORTIZATION OF UNEARNED COMPENSATION                                                              -               82,601
    NET SECURITY GAINS                                                                        (2,865,738)          (5,863,405)
    BANK OWNED LIFE INSURANCE POLICY EARNINGS                                                   (626,035)                   -
    (INCREASE) DECREASE IN OTHER ASSETS                                                       (1,205,024)           8,801,099
    INCREASE IN ACCRUED EXPENSES, TAXES AND OTHER  LIABILITIES                                 1,848,515              816,722
                                                                                           --------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     16,775,782           23,667,926
                                                                                           --------------      ---------------
INVESTING ACTIVITIES:
---------------------
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                     85,046,524           26,680,886
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                       178,331,081          701,757,205
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                  197,497,589          292,274,281
  PURCHASES OF SECURITIES HELD TO MATURITY                                                   (54,987,500)         (70,000,000)
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                (488,138,883)        (886,287,333)
  INCREASE IN LOANS - NET                                                                    (45,236,920)         (64,287,899)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                (571,347)            (648,951)
  INCREASE IN BANK OWNED LIFE INSURANCE                                                      (25,000,000)                   -
                                                                                           --------------      ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (153,059,456)            (511,811)
                                                                                           --------------      ---------------
FINANCING ACTIVITIES:
---------------------
  (DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS                                         (82,502,166)          92,779,009
  INCREASE (DECREASE) IN TIME DEPOSITS                                                         4,966,069         (171,613,765)
  INCREASE IN FEDERAL FUNDS PURCHASED                                                                  -           18,200,000
  INCREASE (DECREASE) IN SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                       57,078,853          (24,168,000)
  INCREASE (DECREASE) IN OTHER BORROWINGS                                                     61,616,094           (1,513,883)
  CASH DIVIDENDS PAID                                                                         (3,697,030)          (3,373,459)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                 1,791,168            2,267,846
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                          513,811              328,347
  PROCEEDS FROM STOCK ISSUED UNDER DIRECTORS' STOCK PLAN                                          30,361               17,226
  PURCHASES OF TREASURY STOCK                                                                 (1,893,782)            (745,562)
                                                                                           --------------      ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           37,903,378          (87,822,241)
                                                                                           --------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (98,380,296)         (64,666,126)
CASH AND CASH EQUIVALENTS - JANUARY 1                                                        147,762,269           98,586,855
                                                                                           --------------      ---------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                                     $49,381,973          $33,920,729
                                                                                           ==============      ===============
SUPPLEMENTAL DATA:
------------------
     INTEREST PAID                                                                            $8,564,256           $9,361,538
     INCOME TAXES PAID                                                                        $4,032,126           $3,828,273
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                  ($4,487,142)         ($7,467,179)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER END                                        $1,353,061           $1,191,815
     TRANSFER FROM LOANS TO OTHER REAL ESTATE OWNED                                                    -           $2,650,000

See accompanying notes to unaudited consolidated financial statements.

                      STATE BANCORP, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

                                                                                ACCUMULATED
                                                                                   OTHER                     TOTAL       COMPRE-
                                                                                  COMPRE-      UNEARNED     STOCK-       HENSIVE
                             COMMON                   RETAINED     TREASURY       HENSIVE      COMPEN-     HOLDERS'      INCOME
                               STOCK      SURPLUS     EARNINGS        STOCK    INCOME (LOSS)    SATION      EQUITY       (LOSS)
                          ---------------------------------------------------------------------------------------------------------
BALANCE,  JANUARY 1,  2004 $46,889,775   $53,544,877  $5,189,907 ($13,481,356)     $2,568,319        $ -   $94,711,522
NET INCOME                           -             -  10,633,241            -               -          -    10,633,241 $10,633,241
                                                                                                                       ------------
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD          -             -           -            -               -          -                (1,200,587)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME             -             -           -            -               -          -                (1,861,635)
CASH FLOW HEDGES                     -             -           -            -               -          -                   (36,469)
                                                                                                                       ------------
TOTAL OTHER
  COMPREHENSIVE LOSS                 -             -           -            -      (3,098,691)         -    (3,098,691) (3,098,691)
                                                                                                                       ------------
TOTAL COMPREHENSIVE
  INCOME                             -             -           -            -               -          -                $7,534,550
                                                                                                                       ============
CASH DIVIDEND
   ($0.43 PER SHARE)                 -             -  (3,854,019)           -               -          -    (3,854,019)
5% STOCK DIVIDEND (427,776
   SHARES AT MARKET VALUE)   2,138,880     7,203,748  (9,342,628)           -               -          -             -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (79,249 SHARES AT
  95% OF MARKET VALUE)         396,245     1,394,923           -            -               -          -     1,791,168
STOCK OPTIONS EXERCISED        264,215       249,596           -            -               -          -       513,811
STOCK ISSUED UNDER
   DIRECTORS' STOCK PLAN         6,260        24,101           -            -               -          -        30,361
TREASURY STOCK PURCHASED             -             -           -   (1,893,782)              -          -    (1,893,782)
                          ---------------------------------------------------------------------------------------------
BALANCE,SEPTEMBER 30, 2004 $49,695,375   $62,417,245  $2,626,501 ($15,375,138)      ($530,372)       $ -   $98,833,611
                          =============================================================================================

BALANCE, JANUARY 1,  2003  $43,818,395   $45,714,829  $5,419,517 ($12,444,116)     $5,218,101   ($44,095)  $87,682,631
NET INCOME                           -             -   9,602,168            -               -          -     9,602,168  $9,602,168
                                                                                                                       ------------
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD          -             -           -            -               -          -                  (969,044)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME             -             -           -            -               -          -                (3,744,928)
CASH FLOW HEDGES                     -             -           -            -               -          -                   414,917
                                                                                                                       ------------
TOTAL OTHER
  COMPREHENSIVE LOSS                 -             -           -            -      (4,299,055)         -    (4,299,055) (4,299,055)
                                                                                                                       ------------
TOTAL COMPREHENSIVE
  INCOME                             -             -           -            -               -          -                $5,303,113
                                                                                                                       ============
CASH DIVIDEND
   ($0.39 PER SHARE)                 -             -  (3,451,326)           -               -          -    (3,451,326)
5% STOCK DIVIDEND (401,978
   SHARES AT MARKET VALUE)   2,009,890     5,587,495  (7,597,385)           -               -          -             -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (130,036 SHARES AT
  95% OF MARKET VALUE)         650,180     1,617,666           -            -               -          -     2,267,846
STOCK OPTIONS EXERCISED        210,580       117,767           -            -               -          -       328,347
STOCK ISSUED UNDER
   DIRECTORS' STOCK PLAN         4,785        12,441           -            -               -          -        17,226
TREASURY STOCK PURCHASED             -             -           -     (745,562)              -          -      (745,562)
AMORTIZATION OF UNEARNED
   COMPENSATION                      -        38,506           -            -               -     44,095        82,601
                          ---------------------------------------------------------------------------------------------
BALANCE,SEPTEMBER 30, 2003 $46,693,830   $53,088,704  $3,972,974 ($13,189,678)       $919,046        $ -   $91,484,876
                          =============================================================================================

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

State Bancorp, Inc. (the "Company"), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiaries, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiary P.W.B. Realty, L.L.C. ("PWB"), Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

In the opinion of the management of the Company, the preceding unaudited consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its consolidated balance sheets as of September 30, 2004 and December 31, 2003, its consolidated statements of income for the three and nine months ended September 30, 2004 and 2003, its consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 and its consolidated statements of stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2004 and 2003, in accordance with generally accepted accounting principles in the United States of America. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2003 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

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


For the Nine Months Ended September 30,                                                                          2004          2003
---------------------------------------                                                                          ----          ----
Net income, as reported                                                                                   $10,633,241    $9,602,168
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                              (290,076)      (208,644)
                                                                                                          -----------    ----------
Pro forma net income                                                                                      $10,343,165    $9,393,524
                                                                                                          ===========    ==========
Earnings per share:
      Basic - as reported                                                                                       $1.18         $1.08
      Basic - pro forma                                                                                         $1.15         $1.06
      Diluted - as reported                                                                                     $1.14         $1.06
      Diluted - pro forma                                                                                       $1.11         $1.03

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

At September 30, 2004 and December 31, 2003, the Company was party to two swap agreements with terms expiring in September 2007 that hedge a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively require the Company to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($30,658) and $350,107, inclusive of accrued interest of $30,083 and $47,458, at September 30, 2004 and December 31, 2003, respectively, and is contained within other assets in the consolidated balance sheets. For the nine months ended September 30, 2004 and 2003, the Company recognized interest income of $715,264 and $61,417, respectively, under the agreements.

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

Recent Accounting Developments
------------------------------

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" which was revised in December 2003 by the issuance of FIN No. 46(R). The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46(R) is effective for the Company for financial statements issued after December 15, 2003. The Company has participated in the issue of trust preferred securities, classified as junior subordinated debentures in the financial statements, through trusts established for such purpose. Effective December 31, 2003, the Company adopted this statement requiring the Company to deconsolidate the trust preferred security trusts. Such adoption did not have a material impact on the Company's financial statements.

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

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company's financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115.

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2004, there were no other-than-temporary impairments of the Company's investment securities.

Information pertaining to securities with gross unrealized losses at September 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:



                                                 Less than 12 Months         12 Months or Longer                  Total
                                          ---------------------------------------------------------------------------------------
                                                Gross                       Gross                       Gross
                                             Unrealized      Estimated     Unrealized    Estimated     Unrealized     Estimated
                                                Losses       Fair Value     Losses       Fair Value     Losses        Fair Value
---------------------------------------------------------------------------------------------------------------------------------

Securities held to maturity:
Government Agency securities                   ($25,229)    $24,967,500     $      -     $       -      ($25,229)    $24,967,500
---------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
  subdivisions                                 (732,987)    139,138,751            -             -      (732,987)    139,138,751
Government Agency securities                   (174,869)     50,050,415            -             -      (174,869)     50,050,415
Corporate securities                           (222,891)     27,215,000     (246,215)    4,975,000      (469,106)     32,190,000
Mortgage-backed securities and
  collateralized mortgage obligations        (1,317,046)    143,886,450     (204,959)   13,134,119    (1,522,005)    157,020,569
---------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale         ($2,447,793)   $360,290,616    ($451,174)  $18,109,119   ($2,898,967)   $378,399,735
---------------------------------------------------------------------------------------------------------------------------------
Total securities                            ($2,473,022)   $385,258,116    ($451,174)  $18,109,119   ($2,924,196)   $403,367,235
=================================================================================================================================

The securities that have been in a continuous loss position for 12 months or longer in the table above may be categorized as either: (1) Adjustable rate mortgage-backed securities totaling $11,777,831, (2) Fixed rate mortgage-backed securities totaling $1,356,288 or (3) Callable fixed income securities with a fixed stated coupon totaling $4,975,000.

The market value, and therefore the loss position, for each type of bond responds differently to market conditions. In management's opinion, those market conditions are temporary in nature and provide the basis for the Company's belief that the declines are temporary. The adjustable rate securities have coupons that reset at some pre-determined point to the then current market rates. When the coupon is reset to current market rates, the security's market value also resets, reflecting a current market value and therefore, in all likelihood, removing any loss conditions.

Fixed rate mortgage-backed securities not only respond to changes in interest rates, but changes in the amount of cash flow as determined by prepayments. When interest rates fall, mortgage holders are induced to refinance their existing loans at a lower rate, causing prepayments to occur. This increase in cash flow effectively reduces the yield on the security and the market will tend to value those securities lower. However, as prepayments abate as a result of a number of factors including higher interest rates and burnout, the reduced cash flow on a fixed rate mortgage-backed security effectively raises the yield on the bond and the market will value higher.

The market value for callable fixed rate securities changes inversely with changes in interest rates. When interest rates are falling, the market value of callable fixed rate securities will appreciate to call date, whereas in a rising interest rate environment, the market value of callable fixed rate securities will depreciate to maturity date. The market value of callable fixed rate securities is also affected with the passage of time. The closer a callable fixed rate security approaches its maturity date, the closer the market value of the security approaches par value.

The securities that have been in a continuous loss position for 12 months or longer in the prior table were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable mortgage rate securities to reset their coupons at higher levels and therefore, their market value will increase to reflect the higher coupon. The Company anticipates a reduction in prepayments on the fixed rate mortgage-backed security. The reduced cash flow would increase the yield and the market value should reflect the higher yield. The market value of callable fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the security approaches its maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security's ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. The Bank has no intention now, or in the foreseeable future, of liquidating these securities; however, they remain classified as "available for sale" and could be sold, regardless of their market value, should business conditions warrant such sale.

2.  STOCKHOLDERS' EQUITY
------------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2004.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 16,944 common shares at an average price of $21.95 per share.

3.  EARNINGS PER SHARE
----------------------

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

For the Nine Months Ended September 30,                                                          2004                         2003
---------------------------------------                                                          ----                         ----
Net income                                                                                $10,633,241                   $9,602,168
Average dilutive stock options outstanding                                                    732,449                      803,824
Average exercise price per share                                                               $11.34                       $13.10
Average market price                                                                           $22.71                       $18.07
Weighted average common shares outstanding                                                  9,014,235                    8,877,684
Increase in shares due to exercise of options - diluted basis                                 299,633                      221,108
                                                                                              -------                      -------
Adjusted common shares outstanding -  diluted                                               9,313,868                    9,098,792
                                                                                            =========                    =========
Net income per share - basic                                                                    $1.18                        $1.08
                                                                                                =====                        =====
Net income per share - diluted                                                                  $1.14                        $1.06
                                                                                                =====                        =====

4.  UNREALIZED NET GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE
---------------------------------------------------------------

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

5.  LOANS
---------

The recorded investment in loans that are considered to be impaired, for the quarter ended September 30, 2004 and for the year ended December 31, 2003, is summarized below.



                                                                                  For the Quarter Ended         For the Year Ended
                                                                                     September 30, 2004          December 31, 2003
                                                                                  ---------------------         ------------------
Amount measured using the present value of expected future
             cash flows, discounted at each loan's effective interest rate                     $410,582                   $433,088
Impaired collateral-dependent loans                                                           4,304,192                  7,747,117
                                                                                              ---------                  ---------
Total amount evaluated as impaired                                                           $4,714,774                 $8,180,205
                                                                                             ==========                 ==========
Average impaired loan balance                                                                $4,739,779                 $7,814,272
                                                                                             ==========                 ==========


As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,985,000 and $2,755,000 was established for $4,029,051 and $7,267,664 of the total impaired loans at September 30, 2004 and December 31, 2003, respectively. No specific allowance was required for the remaining balance of impaired loans at September 30, 2004 and December 31, 2003. Interest income of $71,665 and $43,547 was recognized on impaired loans for the nine months ended September 30, 2004 and 2003, respectively, while interest income of $42,900 was recognized on impaired loans for the three months ended September 30, 2004. No interest income was recognized on such loans for the three months ended September 30, 2003.

Activity in the allowance for probable loan losses for the nine months ended September 30, 2004 and 2003 is as follows:

                                                                                                           2004               2003
                                                                                                           ----               ----

Balance, January 1                                                                                  $10,732,078        $10,045,516

Provision charged to income                                                                           3,315,000          2,951,253

Charge-offs, net of recoveries of $98,008 in 2004 and $174,236 in 2003                               (2,215,991)        (2,399,970)
                                                                                                    -----------        -----------

Balance, September 30                                                                               $11,831,087        $10,596,799
                                                                                                    ===========        ===========

6.  LEGAL PROCEEDINGS
---------------------

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. and certain related entities ("IMN"), which held deposit accounts at the Bank during portions of 1999 and 2000. The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty, and therefore, no liability has been recognized in the consolidated balance sheets at September 30, 2004 or December 31, 2003.

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

For a more complete description of these matters, please refer to Part II, Item 1 of this Form 10-Q document.

7.  INCOME TAX MATTERS
----------------------

The Company's New York state income tax returns are under examination for the years ended December 31, 1999, 2000 and 2001. At this time, management cannot estimate the likelihood that the examination will change the tax liability for the years under examination. As such, no liability has been recognized in the consolidated balance sheets at September 30, 2004 or December 31, 2003.

8.  REGULATORY CAPITAL
----------------------

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets. Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's capital amounts (in thousands) and ratios are as follows:


                                                                                                         To Be Well-
                                                                             For Capital               Capitalized Under
                                                                               Adequacy                Prompt Corrective
                                                     Actual                    Purposes                Action Provisions
                                           ---------------------------------------------------------------------------------
                                              Amount        Ratio        Amount        Ratio        Amount        Ratio
----------------------------------------------------------------------------------------------------------------------------
As of September 30, 2004:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                              $116,781       7.85%       $59,506        4.00%          N/A           N/A
    The Bank                                 $115,779       7.79%       $59,450        4.00%        $74,313        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                              $116,781      12.34%       $37,854        4.00%          N/A           N/A
    The Bank                                 $115,779      12.25%       $37,805        4.00%        $56,708        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                              $128,611      13.59%       $75,709        8.00%          N/A           N/A
    The Bank                                 $127,593      13.50%       $75,611        8.00%        $94,513       10.00%
----------------------------------------------------------------------------------------------------------------------------
As of September 30, 2003:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                               $97,947       7.69%       $50,948        4.00%          N/A           N/A
    The Bank                                  $96,113       7.54%       $50,988        4.00%        $63,735        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                               $97,947      11.62%       $33,717        4.00%          N/A           N/A
    The Bank                                  $96,113      11.41%       $33,694        4.00%        $50,541        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                              $108,484      12.87%       $67,434        8.00%          N/A           N/A
    The Bank                                 $106,643      12.66%       $67,389        8.00%        $84,236       10.00%
----------------------------------------------------------------------------------------------------------------------------

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - State Bancorp, Inc. (the "Company"), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiaries, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiary P.W.B. Realty, L.L.C. ("PWB"), Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.


Financial performance of State Bancorp, Inc.                                            Over/
(dollars in thousands, except per share data)                                          (under)
As of or for the nine months ended September 30,              2004         2003          2003
----------------------------------------------------------------------------------------------
Revenue (1)                                                $49,005      $48,141             2 %
Operating expenses                                          30,690       31,393            (2)
Provision for probable loan losses                           3,315        2,951            12
Net income                                                  10,633        9,602            11
Net income per share - diluted (2)                            1.14         1.06             8
Dividend payout ratio                                        36.2%        35.9%            30 bp
Return on average total stockholders' equity                14.76%       14.17%            59
----------------------------------------------------------------------------------------------
Tier I leverage ratio                                        7.85%        7.69%            16 bp
Tier I capital ratio                                        12.34%       11.62%            72
Total capital ratio                                         13.59%       12.87%            72
----------------------------------------------------------------------------------------------

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.
(2) Retroactive recognition has been given for stock dividends.

As of September 30, 2004, the Company, on a consolidated basis, had total assets of approximately $1.5 billion, total deposits of approximately $1.1 billion and stockholders' equity of approximately $98.8 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through fifteen full-service branches in those counties and a lending center in Jericho. The Bank's deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Additional credit services offered include commercial mortgage loans, construction mortgage loans, letters of credit, equipment leasing, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. Thirteen of the Bank's branches have ATMs. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank's strategy of establishing and maintaining long-term customer relationships has contributed to the Bank's relatively stable core deposit base.

The Bank considers its business to be highly competitive in its market areas. The Bank vies with local, regional and national depository financial institutions and other businesses with respect to its lending services and/or in attracting deposits, including commercial banks, savings banks, insurance companies, credit unions, money market funds and affiliates of consumer goods manufacturers. Although the Bank is considerably smaller in size than many of these institutions operating in its market areas, it has demonstrated the ability to compete profitably with them.

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

The Company expects that compliance with provisions regulating environmental controls will have no effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 330 full-time and part-time officers and employees as of September 30, 2004.

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

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company's financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115. For all other investments  within the scope of this  Issue,  the  disclosures  continue  to be effective for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2004, there were no other-than-temporary impairments of the Company's investment securities.

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


[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                        LOAN PORTFOLIO AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

For the Period Ended     Loans(net of unearned income)     Allowance as a %
                              (in thousands)                of total loans
--------------------------------------------------------------------------------
     12/31/00                   $496,992                         1.85%
     12/31/01                   $551,598                         1.68%
     12/31/02                   $620,384                         1.62%
     12/31/03                   $711,216                         1.51%
      9/30/04                   $754,237                         1.57%


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

The Company's New York state income tax returns are under examination for the years ended December 31, 1999, 2000 and 2001. At this time, management cannot estimate the likelihood that the examination will change the tax liability for the years under examination. As such, no liability has been recognized in the consolidated balance sheets at September 30, 2004 or December 31, 2003.

Material Changes in Financial Condition - Total assets of the Company were $1.5 billion at September 30, 2004. When compared to December 31, 2003, total assets increased by $49 million or 3%. The increase was primarily attributable to growth in both the investment and loan portfolios and the purchase of Bank Owned Life Insurance of $77 million, $42 million and $26 million, respectively. These were partially offset by declines in overnight securities purchased under agreements to resell and cash and due from banks of $91 million and $7 million, respectively. The growth in the investment portfolio resulted primarily from an increase in short-term tax-exempt municipal securities, while the primary factor contributing to the growth in the loan portfolio was the increase in commercial mortgage loans.

At September 30, 2004, total deposits were $1.1 billion, a decrease of $78 million or 6% when compared to December 31, 2003. This decline was largely attributable to a decrease in savings deposits of $108 million, as Super NOW and money fund deposits decreased $132 million and $22 million, respectively, partially offset by a $46 million increase in regular savings deposits.
Partially offsetting the net decrease in savings deposits were increases in demand deposits and time deposits of $25 million and $5 million, respectively. Core deposit balances, consisting of demand, savings, money fund and Super NOW deposits, represented approximately 77% of total deposits at September 30, 2004 compared to 78% at year-end 2003. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost time deposits.
Short-term borrowed funds, primarily securities sold under agreements to repurchase and Federal Home Loan Bank of New York ("FHLB") advances, have been utilized for funding purposes. At September 30, 2004, total short-term borrowings were $211 million, an increase of $119 million from December 31, 2003.

Average interest-earning assets for the third quarter of 2004 were up by $196 million or 16% to $1.4 billion from the comparable 2003 period. This was largely the result of an $80 million or 12% increase in average loans, primarily commercial loans and commercial mortgages, coupled with a $135 million or 26% increase in average investment securities, with U.S. Government Agency securities and short-term tax-exempt municipal securities rising $88 million and $59 million, respectively. Partially offsetting these increases was a decline in average money market instruments.

Funding the third quarter growth in average interest-earning assets were increases in both average core deposits and average borrowed funds. Average core deposits increased $95 million or 12% during the third quarter of 2004 as compared to the same period in 2003, reflecting the 17% increase in average demand deposits. The increase in average short-term borrowed funds during the third quarter of 2004 as compared to the same period in the prior year was primarily attributable to an $82 million higher FHLB funding level, coupled with a $59 million increase in securities sold under agreements to repurchase.

These activities resulted in a third quarter net interest margin on a tax-equivalent basis of 4.25%, down from 4.38% one year ago. This decline was the result of a 17 basis point increase in the Company's cost of funds to a weighted average rate of 0.94%, somewhat offset by a 4 basis point increase in the Company's fully taxable equivalent ("FTE") yield on interest-earning assets to 5.19%.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 2004, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

During 2004, the Company's capital has expanded by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders' equity amounted to $99 million at September 30, 2004, representing a $4 million (4%) increase and a $7 million (8%) increase, respectively, from December 31 and September 30, 2003. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of September 30, 2004 and compares them to current regulatory guidelines and December 31 and September 30, 2003 actual results.


TABLE 2-1


                                                                                 Tier I Capital/            Total Capital/
                                                               Tier I              Risk-Weighted             Risk-Weighted
                                                             Leverage                     Assets                    Assets
                                                  --------------------    -----------------------    ----------------------
Regulatory Minimum                                        3.00%-4.00%                      4.00%                     8.00%

Ratios as of:

  September 30, 2004                                            7.85%                     12.34%                    13.59%
  December 31, 2003                                             8.08%                     12.26%                    13.46%
  September 30, 2003                                            7.69%                     11.62%                    12.87%

Regulatory Criteria for a
"Well-Capitalized" Institution                                  5.00%                      6.00%                    10.00%


Management strives to provide stockholders with a competitive return on their investment in the Company. During the second quarter of 2004, the Company's Board of Directors (the "Board") declared a 5% stock dividend, the 35th consecutive year that it has paid a stock dividend. In addition, for the first nine months of 2004, the Board declared cash dividends on the Company's common stock amounting to $0.43 per share (as adjusted for the 5% stock dividend), increasing its quarterly cash dividend by 7% to $0.15 per share ($0.14 per share as adjusted for the 5% stock dividend) beginning in the second quarter.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                 CASH DIVIDENDS PAID AND DIVIDEND PAYOUT RATIOS

For the Period Ended        Dividends paid             Payout ratio
--------------------------------------------------------------------------------
         12/31/00             $3,777,938                  35.28%
         12/31/01             $4,197,162                  38.79%
         12/31/02             $4,414,379                  39.06%
         12/31/03             $4,647,399                  38.68%
          9/30/04             $3,854,020                  36.25%


The Company's stock repurchase program expended $372 thousand during the third quarter of 2004 to repurchase 16,944 shares at an average cost of $21.95 per share. Since 1998, a total of 922,009 shares of Company stock have been repurchased at an average cost of $16.68 per share. Under the Board's existing authorization, an additional 577,991 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share.

During the fourth quarter of 2003, the Company enhanced its Tier I capital position through the issuance of an additional $10 million in trust preferred securities through a pooled offering structure. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by a newly established subsidiary, State Bancorp Capital Trust II. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The initial rate on the securities was 4.02%. The Company now has a total of $20 million in trust preferred securities outstanding. During the third quarter of 2004, the weighted average rate on all trust preferred securities was 4.69%.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is a fundamental component of the Company's business strategy. The objective of liquidity management is to assure the ability of the Company and its subsidiaries to meet their financial obligations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments, the ability to meet payments under various leases and the capacity to take advantage of business opportunities as they arise. The Board's Funds Management Committee and management's Asset/Liability Committee ("ALCO") are responsible for ensuring a stable source of funding to meet both the expected and unexpected cash demands of loan and deposit customers. Liquidity is composed of the maintenance of a strong base of core customer funds, maturing short-term assets, the ability to sell marketable securities and access to lines of credit, brokered deposits and the capital markets. The Company complements its stable base of core deposits, provided by long-standing customer relationships, with short-term borrowings from correspondent banks and time deposits from other corporate customers and municipalities.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2004 and 2003, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $236 million and $213 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2004 and 2003, the Bank had letters of credit outstanding of approximately $18 million and $13 million, respectively. At September 30, 2004, the uncollateralized portion was approximately $3 million.

The Bank's use of derivative financial instruments, i.e. interest rate swaps, is exposed to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. At September 30, 2004 and 2003, the Bank was party to two interest rate swap agreements to manage its exposure to fluctuations in interest rates on $50 million of variable rate commercial loans.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2004, $625 thousand; in 2005, $2.4 million; in 2006, $1.9 million; in 2007, $1.8 million; in 2008, $1.7 million; and the remainder to 2012, $4.7 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the third quarter of 2004, the Company's liquidity position remained stable and well within acceptable industry standards. During the third quarter of 2004, the level of core deposits, calls of U.S. Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at September 30, 2004, the Company had access to approximately $125 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years. At September 30, 2004, the Company also had approximately $10 million in formal and $47 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. Approximately $112 million and $10 million were drawn under the Company's lines of credit with FHLB and correspondent banks, respectively, at September 30, 2004.

Tabular Disclosure of Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of September 30, 2004.



                                                                   Payments due by period (in thousands)
                                              --------------------------------------------------------------------------------------
                                                                   Less than                                              More than
Contractual obligations                              Total            1 year       1 - 3 years       3 - 5 years            5 years
--------------------------------------------- ------------- ----------------- ----------------- ----------------- ------------------

Leases covering various Bank equipment,
branches, office space and land                    $13,022              $625            $4,230            $3,487             $4,680

Federal funds purchased                             10,000            10,000                 -                 -                  -

Securities sold under agreements to
repurchase                                          88,680            88,680                 -                 -                  -

Federal Home Loan Bank of New York
overnight and term borrowings                      112,000           112,000                 -                 -                  -

Obligations under equipment lease financing            330               191               139                 -                  -

Junior subordinated debentures                      20,620                 -                 -                 -             20,620
                                              ------------- ----------------- ----------------- ----------------- ------------------
                                                  $244,652          $211,496            $4,369            $3,487            $25,300
                                              ============= ================= ================= ================= ==================

Material Changes in Results of Operations for the Nine Months Ended September 30, 2004 versus 2003 - Net income for the nine months ended September 30, 2004 was $10.6 million, an increase of $1.0 million or 10.7%, when compared to the same 2003 period. An improvement in net interest income (up $2.6 million), higher deposit service charges and other operating income and a 2.2% reduction in total operating expenses were offset by lower net security gains (down $3.0 million before taxes), a $364 thousand higher provision for probable loan losses and an increase in the provision for income taxes. Diluted earnings per common share were $1.14 in 2004 and $1.06 in 2003. The Company's returns on average assets and stockholders' equity were 0.97% and 14.76% in 2004 and 0.95% and 14.17% in 2003, respectively.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 6.6% to $42.5 million as the result of an 8% or $107 million increase in average interest-earning assets, primarily loans and investment securities. Growth in commercial mortgages, commercial loans and leases resulted in an $85 million or 13% increase in average loans outstanding during 2004. The newer branch locations in both Nassau and Queens Counties continue to provide opportunities for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC. The Company's investment portfolio increased by $27 million or 5%, on average, during the first nine months of 2004 as compared to 2003 primarily due to growth in short-term tax-exempt municipal securities.

Funding the growth in average interest-earning assets during the first nine months of 2004, as compared to the same

2003 period, were higher levels of average core deposits and borrowings. The lower-cost core deposit balances, comprised of demand, savings, money fund and Super NOW accounts, increased $87 million or 10% during 2004 and provided funding at an average cost of 51 basis points. This has enabled the Company to reduce its dependence on higher-cost time deposits. The increase in average borrowings was largely attributable to higher FHLB funding levels and an increase in securities sold under agreements to repurchase of $63 million and $30 million, respectively.

These activities resulted in a net interest margin on a tax-equivalent basis of 4.16%, down from 4.28% one year ago. This decline was the result of a 20 basis points decrease in the Company's FTE yield on interest-earning assets to 5.02%, somewhat offset by an 8 basis points decrease in the Company's cost of funds to a weighted average rate of 0.86%. These decreases reflect the protracted low interest rate environment.

Total noninterest income declined $1.8 million or 21.3% for the first nine months of 2004 as compared to 2003. This was due in large measure to a $3.0 million decrease in net security gains, offset by increases in service charges on deposit accounts and other operating income of 51.0% and 50.0%, respectively. Sales of long-term municipal notes, undertaken as a result of the relatively low interest rate environment, coupled with a gain realized from a tender offer on a corporate note owned by the Company, produced the security gains realized in 2004. Management continually monitors the fixed income markets to take advantage of any opportunities that may arise due to movement in interest rates or other short-term anomalies in the marketplace. Other operating income increased largely as the result of income from Bank Owned Life Insurance purchased during the first quarter of 2004 and higher fee generation for letters of credit, merchant services, wire transfers and foreign exchange.


Revenue of State Bancorp, Inc.                                                      Over/
(dollars in thousands)                                                             (under)
For the nine months ended September 30,                    2004        2003          2003
------------------------------------------------------------------------------------------
Net interest income                                     $42,480     $39,846             7 %
Service charges on deposit accounts                       1,750       1,159            51
Net security gains                                        2,866       5,863           (51)
Bank Owned Life Insurance policy earnings                   626           -             -
Other operating income                                    1,283       1,273             1
------------------------------------------------------------------------------------------
Total revenue                                           $49,005     $48,141             2 %
------------------------------------------------------------------------------------------

The 2.2% improvement in total operating expenses during the first nine months of 2004 as compared to 2003 was primarily due to reductions in legal expenses and other operating expenses, partially offset by increases in salaries and employee benefits and marketing and advertising expenses. Legal expenses decreased $1.4 million during 2004 mainly as the result of lower expenses associated with ongoing litigation related to Island Mortgage Network and its affiliates ("IMN") as previously discussed in detail in the Company's Securities and Exchange Commission filings and as discussed in detail in Part II, Item 1 herein. The Company will continue to incur costs related to the IMN litigation during the fourth quarter of 2004. Other operating expenses decreased 12.6% during 2004 to $5.0 million. This decrease was largely the result of reductions in loan collection expenses, telecommunications costs and expenses related to meetings and seminars. The increase of $1.2 million in salaries and benefits costs resulted primarily from normal salary adjustments, growth in staff and higher medical and retirement plan expenses, while marketing and advertising expenses increased $192 thousand due to costs associated with SWLC business development efforts and various new Bank product promotions.


Operating expenses of State Bancorp, Inc.                                         Over/
(dollars in thousands)                                                           (under)
For the nine months ended September 30,                    2004      2003          2003
----------------------------------------------------------------------------------------
Salaries and other employee benefits                    $17,898   $16,694             7 %
Occupancy                                                 2,962     2,861             4
Equipment                                                 1,102     1,211            (9)
Legal                                                     2,609     3,983           (34)
Marketing and advertising                                 1,150       958            20
Credit and collection                                       601     1,012           (41)
Other operating expenses                                  4,368     4,674            (7)
----------------------------------------------------------------------------------------
Total operating expenses                                $30,690   $31,393            (2)%
----------------------------------------------------------------------------------------

The Company's primary measure of expense control, the ratio of total operating expenses to average total assets, improved during the first nine months of 2004 to 2.79% from a level of 3.10% in 2003.

Income tax expense rose by $172 thousand for the first nine months of 2004 as compared to 2003. However, the Company's effective tax rate declined to 29.1% from 30.4% a year ago.

Material Changes in Results of Operations for the Three Months Ended September 30, 2004 versus 2003 - Net income for the three months ended September 30, 2004 was $3.4 million, a decrease of $50 thousand or 1.5%, when compared to the same 2003 period. Improvements in net interest income to $14.8 million, higher deposit service charges and other operating income and a decrease in the effective income tax rate were offset by lower net security gains (down $2.0 million before taxes), a $168 thousand higher provision for probable loan losses and an increase in total operating expenses of $324 thousand. Diluted earnings per common share were $0.36 in 2004 and $0.38 in 2003. The Company's returns on average assets and stockholders' equity were 0.90% and 13.87% in 2004 and 1.06% and 15.08% in 2003, respectively.

The reasons supporting the third quarter earnings performance are, for the most part, similar to those already discussed in the nine-month analysis. As shown in Table 2-2 (B) following this narrative, the increase of $1.8 million in net interest income resulted from a 16% growth in average interest-earning assets, primarily investments, commercial loans and commercial mortgages, funded through an expanded core deposit base and a higher level of borrowed funds.

Total noninterest income declined $1.6 million for the third quarter of 2004 as compared to 2003. This was due in large measure to a $2.0 million decrease in net security gains, partially offset by increases in collection of service charges on deposit accounts and other operating income of $176 thousand and $252 thousand, respectively.

The 3.2% growth in total operating expenses during the third quarter of 2004 as compared to 2003 was primarily due to increases in salaries and employee benefits (up $570 thousand) and marketing and advertising expenses (up $145 thousand), partially offset by a decrease in other operating expenses of $391 thousand.

The Company's primary measure of expense control, the ratio of total operating expenses to average total assets, improved during the third quarter of 2004 to 2.79% from a level of 3.14% in 2003.

Income tax expense decreased $269 thousand for the third quarter of 2004 as compared to 2003, resulting in a decline in the Company's effective tax rate to 28.5% from 32.0% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $9 million at September 30, 2004, a $2 million decrease from December 31, 2003 and a $1 million decrease from September 30, 2003. The reduction in nonperforming assets at September 30, 2004 was primarily the result of aggressive workout, collection and charge-off efforts during 2004. The Company held one commercial property as other real estate owned totaling $3 million at September 30, 2004, December 31, 2003 and September 30, 2003. Management of the Company anticipates that this property will be sold with no material impact on the Company's financial statements. At September 30, 2004, December 31, 2003 and September 30, 2003, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $357 thousand at September 30, 2004, reflecting an increase of $208 thousand when compared to year-end 2003 but a decrease of $29 thousand when compared to September 30, 2003.

The allowance for probable loan losses amounted to $12 million or 1.6% of total loans at September 30, 2004 versus $11 million and 1.6%, respectively, at the comparable 2003 date. The allowance for probable loan losses as a percentage of nonaccrual loans and loans 90 days or more past due and still accruing, increased to 173% at September 30, 2004 from 122% at December 31, 2003 and from 129% one year ago.


[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                  TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

For the Period Ended   Total nonperforming assets     Allowance as a % of
                            (in thousands)            total nonperforming assets
--------------------   --------------------------     --------------------------
    12/31/00                   $11,066                        83.20%
    12/31/01                    $8,920                       103.76%
    12/31/02                    $6,317                       159.03%
    12/31/03                   $11,363                        94.45%
     9/30/04                    $9,188                       128.77%


The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first nine months of 2004 and 2003 was $3.3 million and $3.0 million, respectively. Net loan charge-offs during the same periods were approximately $2.2 million and $2.4 million, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2004. Due to the uncertain nature of the factors cited above, management anticipates further loan charge-offs during the rest of 2004. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

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

TABLE 2 - 2 (A)

                          NET INTEREST INCOME ANALYSIS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)

                                                                    2004                                    2003
                                                    -----------------------------------     ---------------------------------
                                                        Average                Average          Average              Average
                                                        Balance    Interest Yield/Cost          Balance  Interest Yield/Cost
                                                    -----------------------------------     ---------------------------------
ASSETS:
-------
Interest-earning assets:
Mortgage-backed securities                             $279,599      $7,189       3.38 %       $276,419    $6,225       2.97 %
Municipal securities                                    103,505       1,997       2.53           76,973     2,347       4.02
Government Agency and other securities                  227,619       6,028       3.48          229,835     6,918       3.97
                                                    -----------------------------------     ---------------------------------
Total securities                                        610,723      15,214       3.27          583,227    15,490       3.50
                                                    -----------------------------------     ---------------------------------
Federal funds sold                                          439           3       0.90            2,939        21       0.94
Securities purchased under agreements to
  resell                                                 35,106         247       0.92           41,408       360       1.15
Interest-bearing deposits                                 5,044          32       0.85            1,764         9       0.68
Loans                                                   723,859      35,961       6.53          638,776    33,017       6.82
                                                    -----------------------------------     ---------------------------------
Total interest-earning assets                         1,375,171      51,457       4.92        1,268,114    48,897       5.08
                                                    -----------------------------------     ---------------------------------
Non-interest-earning assets                              94,552                                  84,494
                                                    ------------                            ------------
Total Assets                                         $1,469,723                              $1,352,608
                                                    ============                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Interest-bearing liabilities:
Savings deposits                                       $647,861      $3,540       0.73 %       $606,441    $3,421       0.75 %
Time deposits                                           261,157       3,191       1.61          319,760     4,571       1.89
                                                    -----------------------------------     ---------------------------------
Total savings and time deposits                         909,018       6,731       0.98          926,201     7,992       1.14
                                                    -----------------------------------     ---------------------------------
Federal funds purchased                                   7,634          72       1.24            6,821        72       1.39
Securities sold under agreements to
  repurchase                                             45,237         452       1.31           15,047       152       1.33
Other borrowed funds                                     90,991         958       1.38           29,268       420       1.89
Junior subordinated debentures                           20,620         764       4.87           10,000       415       5.47
                                                    -----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,073,500       8,977       1.11          987,337     9,051       1.22
                                                    -----------------------------------     ---------------------------------
Demand deposits                                         282,635                                 237,522
Other liabilities                                        17,367                                  37,178
                                                    ------------                            ------------
Total liabilities                                     1,373,502                               1,262,037
Stockholders' equity                                     96,221                                  90,571
                                                    ------------                            ------------
Total Liabilities and
  Stockholders' Equity                               $1,469,723                              $1,352,608
                                                    ============                            ============
Net interest income/rate spread                                      42,480       3.81 %                   39,846       3.87 %
                                                                            -----------                           -----------
Add tax-equivalent basis adjustment                                   1,059                                 1,323
                                                                ------------                            ----------
Net interest margin - tax-equivalent basis                          $43,539       4.16 %                  $41,169       4.28 %
                                                                =======================                 =====================

TABLE 2 - 2 (B)

                          NET INTEREST INCOME ANALYSIS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (DOLLARS IN THOUSANDS)


                                                                   2004                                   2003
                                                    ----------------------------------     ---------------------------------
                                                        Average               Average          Average              Average
                                                        Balance  Interest  Yield/Cost          Balance  Interest Yield/Cost
                                                    ----------------------------------     ---------------------------------
ASSETS:
-------
Interest-earning assets:
Mortgage-backed securities                             $266,439    $2,512        3.69 %       $276,350    $1,859       2.63 %
Municipal securities                                    133,538       779        2.28           74,417       668       3.51
Government Agency and other securities                  248,797     2,241        3.52          162,604     1,627       3.92
                                                    ----------------------------------     ---------------------------------
Total securities                                        648,774     5,532        3.34          513,371     4,154       3.17
                                                    ----------------------------------     ---------------------------------
Federal funds sold                                          196         1        2.00            3,286         7       0.83
Securities purchased under agreements to
  resell                                                    446         1        0.88           20,685        50       0.95
Interest-bearing deposits                                 5,122        16        1.24              999         1       0.40
Loans                                                   739,269    12,548        6.64          659,741    11,169       6.62
                                                    ----------------------------------     ---------------------------------
Total interest-earning assets                         1,393,807    18,098        5.08        1,198,082    15,381       5.02
                                                    ----------------------------------     ---------------------------------
Non-interest-earning assets                              93,762                                 79,700
                                                    ------------                           ------------
Total Assets                                         $1,487,569                             $1,277,782
                                                    ============                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Interest-bearing liabilities:
Savings deposits                                       $623,006    $1,297        0.83 %       $571,594      $836       0.58 %
Time deposits                                           256,543     1,040        1.59          278,210     1,234       1.74
                                                    ----------------------------------     ---------------------------------
Total savings and time deposits                         879,549     2,337        1.05          849,804     2,070       0.96
                                                    ----------------------------------     ---------------------------------
Federal funds purchased                                   4,373        18        1.61            5,785        18       1.22
Securities sold under agreements to
  repurchase                                             70,281       268        1.49           10,889        34       1.22
Other borrowed funds                                    102,354       426        1.63           21,641        95       1.72
Junior subordinated debentures                           20,620       269        5.10           10,000       136       5.32
                                                    ----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,077,177     3,318        1.21          898,119     2,353       1.03
                                                    ----------------------------------     ---------------------------------
Demand deposits                                         300,737                                257,310
Other liabilities                                        12,905                                 32,294
                                                    ------------                           ------------
Total liabilities                                     1,390,819                              1,187,723
Stockholders' equity                                     96,750                                 90,059
                                                    ------------                           ------------
Total Liabilities and
  Stockholders' Equity                               $1,487,569                             $1,277,782
                                                    ============                           ============
Net interest income/rate spread                                    14,780        3.87 %                   13,028       3.99 %
                                                                          ------------                           -----------
Add tax-equivalent basis adjustment                                   373                                    385
                                                                ----------                             ----------
Net interest margin - tax-equivalent basis                        $15,153        4.25 %                  $13,413       4.38 %
                                                                ======================                 =====================

                                       27


TABLE 2 - 3

                        ANALYSIS OF NONPERFORMING ASSETS
                   AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
       SEPTEMBER 30, 2004 VERSUS DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)



NONPERFORMING ASSETS BY TYPE:                                           PERIOD ENDED:
-----------------------------                        --------------------------------------------------
                                                     9/30/2004          12/31/2003           9/30/2003
                                                     ----------         -----------          ----------
Nonaccrual Loans                                        $6,474              $8,666              $7,817
Other Real Estate Owned                                  2,714               2,697               2,650
                                                     ----------         -----------          ----------
    Total Nonperforming Assets                          $9,188             $11,363             $10,467
                                                     ==========         ===========          ==========
Loans  90  Days  or  More  Past  Due
   and Still Accruing                                     $357                $149                $386
Gross  Loans  Outstanding                             $754,237            $711,216            $679,622
Total  Stockholders'  Equity                           $98,834             $94,712             $91,485


ANALYSIS OF THE ALLOWANCE FOR
PROBABLE LOAN LOSSES:                                                      QUARTER ENDED:
---------------------                                --------------------------------------------------
                                                     9/30/2004          12/31/2003           9/30/2003
                                                     ----------         -----------          ----------
Beginning Balance                                      $11,042             $10,597             $10,395
Provision                                                1,152                 984                 984
Net Charge-Offs                                           (363)               (849)               (782)
                                                     ----------         -----------          ----------
Ending Balance                                         $11,831             $10,732             $10,597
                                                     ==========         ===========          ==========


KEY  RATIOS:                                                               PERIOD ENDED:
------------                                         --------------------------------------------------
                                                     9/30/2004          12/31/2003           9/30/2003
                                                     ----------         -----------          ----------
Allowance  as  a  %  of  Total  Loans                     1.6%                1.5%                1.6%

Nonaccrual Loans  as  a  %  of  Total  Loans              0.9%                1.2%                1.2%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                      1.2%                1.6%                1.5%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                              182.7%              123.8%              135.6%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans and Loans 90 days or
   More Past Due and Still Accruing                     173.2%              121.7%              129.2%

(1) Excludes loans 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2003 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at September 30, 2004 compared to December 31, 2003. The following is an update of the discussion provided therein.

Asset/Liability Management and Market Risk - The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance. Management must ensure that liquidity,  capital,  interest  rate  and  market  risk are  prudently  managed.
Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Board. The Board has delegated responsibility for asset/liability and interest rate risk management to management's ALCO. The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs. The ALCO, in conjunction with a noted industry consultant, also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

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

Asset and liability management strategies may also involve the use of various instruments such as interest rate swaps to hedge interest rate risk. During 2003 the Company executed $50 million of interest rate swaps to hedge a portion of the interest rate variability in its portfolio of prime rate loans.

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

The accompanying Table 3-1 sets forth the amounts of assets and liabilities outstanding as of September 30, 2004 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time frame was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability.

An asset-sensitive gap indicates an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap indicates the opposite. At September 30, 2004, the Company had a one-year cumulative asset-sensitivity gap of $215 million. In a rising rate environment, an asset-sensitive gap position generally indicates that increases in income from interest-bearing assets will outpace increases in expense associated with funding those assets. In addition, the Company's net interest margin and net income would improve under this scenario. Conversely, in a declining interest rate environment, the Company's cost of funds would decline more slowly than the yield on its rate-sensitive assets and would likely result in a contraction of net interest income.

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

TABLE 3 - 1

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                               SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)
                                                                             Sensitivity Time Horizon (1)
                                                    -------------------------------------------------------------------------------
                                                        0 - 6       6 - 12         1 - 5         Over    Noninterest-
                                                       Months       Months         Years     5  Years      Sensitive         Total
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE ASSETS:
----------------------------
Loans (net of unearned income) (2)                   $412,027      $35,338      $214,463      $85,935         $6,474      $754,237
Interest-Bearing Deposits                               9,179            -             -            -              -         9,179
Securities Held to Maturity                                14       10,000        14,993            -              -        25,007
Securities  Available  for  Sale (3)                  110,774      169,759       214,803      118,770          6,268       620,374
                                                     -------------------------------------------------------------------------------
             Total  Interest-Earning Assets           531,994      215,097       444,259      204,705         12,742     1,408,797
Unrealized Net Loss on Securities Available for Sale     (840)           -             -            -              -          (840)
Noninterest-Bearing Cash and Due from Banks            40,203            -             -            -              -        40,203
All  Other  Assets (7)                                  7,170        8,808        19,364           11          6,781        42,134
                                                     -------------------------------------------------------------------------------
             Total  Assets                            578,527      223,905       463,623      204,716         19,523     1,490,294
                                                     -------------------------------------------------------------------------------
INTEREST - SENSITIVE LIABILITIES:
---------------------------------
Savings  Accounts (4)                                  18,964       18,964       151,708      113,781              -       303,417
Money  Fund  and  NOW Accounts (5)                     23,405       23,405       187,386       42,878              -       277,074
Time  Deposits (6)                                    192,627       30,168        43,412          637              -       266,844
                                                     -------------------------------------------------------------------------------
             Total  Interest-Bearing Deposits         234,996       72,537       382,506      157,296              -       847,335
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borrowings       210,794           78           138            -              -       211,010
Junior Subordinated Debentures                         20,620            -             -            -              -        20,620
                                                     -------------------------------------------------------------------------------
             Total  Interest-Bearing  Liabilities     466,410       72,615       382,644      157,296              -     1,078,965
Payable - Securities Purchases                         10,000            -             -            -              -        10,000
All Other Liabilities, Equity and Demand Deposits (7)  22,886       15,601       105,731      158,277         98,834       401,329
                                                     -------------------------------------------------------------------------------
             Total  Liabilities  and  Equity          499,296       88,216       488,375      315,573         98,834     1,490,294
                                                     -------------------------------------------------------------------------------
Cumulative Interest-Sensitivity Gap (8)               $79,231     $214,920      $190,168      $79,311            $ -
                                                     =================================================================
Cumulative Interest-Sensitivity Ratio (9)               115.9 %      136.6 %       117.7 %      105.7 %        100.0 %
Cumulative Interest-Sensitivity Gap as a %
                       of Total Assets                    5.3 %       14.4 %        12.8 %        5.3 %            - %

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

(8) Total assets minus total liabilities and equity.

(9) Total assets as a percentage of total liabilities and equity.

TEM 4. - CONTROLS AND PROCEDURES

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


                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of November 5, 2004 are as follows:

Moritz, et al. v. National Settlement Services Corp., et al., Civil Action No. 3:00 CV 426 MU, Western District of North Carolina. While technically this case remains pending, the Bank has executed a binding settlement agreement with the plaintiff, and finalization of this settlement is contingent only upon the formal dismissal of the litigation by the Court. The cost of settling this litigation is not material.

Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. In July, 2002, Broward's claims against the Bank and the Duboff defendants were severed from its claims against the remaining defendants. Since that time, Broward has been actively pursuing its case against the remaining defendants and has not made any attempts to prosecute its case against the Bank, although it may do so at a later date.

Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York. The parties have completed fact and expert discovery and filed summary judgment motions; the plaintiffs' motion has become moot, and thus only the Bank's summary judgment motion remains. Oral argument on the Bank's motion was held on October 12, 2004. The Court requested further briefing, which is expected to be completed in early November, at which time the Bank's motion for summary judgment will be marked submitted.

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


                                                                                   Total number of shares         Maximum number of
                                                                                     purchased as part of    shares that may yet be
                                                                                       publicly announced       purchased under the
                                          Total number of    Average price paid                     plans                     plans
Period                                   shares purchased             per share               or programs               or programs
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------
July 1 - 31, 2004                                     302                $20.00                       302                   594,633
August 1 - 31, 2004                                10,700                 21.53                    10,700                   583,933
September 1 - 30, 2004                              5,942                 22.81                     5,942                   577,991
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------
Total                                              16,944                $21.95                    16,944                   577,991
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------

On February 24, 1998, the Board authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock. Subsequently, on November 24, 1998, February 29, 2000, June 26, 2001 and April 27, 2004, the Board authorized increases in the Company's stock repurchase program under which the Company was then able to buy back up to a cumulative total of 200,000, 500,000, 1,000,000 and 1,500,000 shares of its common stock, respectively. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

         On July 20, 2004, the Company issued the earnings release for the period ended June 30, 2004.

         At a meeting held on September 27, 2004, the Board unanimously voted to increase the number of directors from ten members to thirteen members and unanimously elected the following persons to serve until the next annual meeting of shareholders: K. Thomas Liaw, Gerard J. McKeon and Andrew J. Simons. The Board did not immediately appoint the new directors to serve on any committees, but may do so in the future. The new directors were also elected to the Board of Directors of the Bank.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               STATE BANCORP, INC.







11/9/04                                   s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







11/9/04                                   s/Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)