Form 10-K
period 2004-12-31
STATE BANCORP INC
filed 2005-03-16
CIK 723458

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File No. 0-14874

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒	No ☐

As of June 30, 2004, there were 8,994,398 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $219,733,000 as computed using the closing market price of the stock of $24.43 reported by the American Stock Exchange on June 30, 2004.

As of March 4, 2005, there were 9,123,566 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.
Form 10-K

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder are the documents incorporated by reference and the parts of the Form 10-K into which such documents are incorporated:

The Annual Report to Stockholders for the year ended December 31, 2004 (the “2004 Annual Report”). Referenced in Parts I, II and IV of the December 31, 2004 Annual Report on Form 10-K, Items 1, 5, 6, 7, 7A, 8 and 15.

The 2005 Proxy Statement to be filed on or about March 31, 2005 (the “2005 Proxy”). Referenced in Part III of the December 31, 2004 Annual Report on Form 10-K, Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.	BUSINESS

General

State Bancorp, Inc. (the "Company") is a $1.4 billion one bank holding company headquartered in New Hyde Park, New York. The Company was formed in 1985 for the purpose of acquiring State Bank of Long Island (the "Bank") in a one-for-one stock exchange. The Bank is the Company’s sole operating subsidiary and principal asset. The Bank is a New York state chartered commercial bank conducting a general banking business focused on the small to mid-sized business, municipal and consumer markets in Long Island and Queens, New York. The Bank was formed in 1966 and, through a strategy of measured, orderly growth emphasizing high-quality personal service, has grown to be the largest independent commercial bank headquartered in Nassau County. In October 2002, the Company formed the State Bancorp Capital Trust I (“Trust I”) to accommodate the private placement of $10 million in capital securities and in 2003 the Company formed the State Bancorp Capital Trust II (“Trust II”) in connection with the private placement of an additional $10 million in capital securities, both of which are more fully described in Note 7 of the Company’s 2004 Annual Report incorporated herein by reference. Trust I and Trust II are the Company’s only other direct subsidiaries.

At December 31, 2004, the Company, on a consolidated basis, had total assets of approximately $1.4 billion, total deposits of approximately $1.3 billion, and stockholders' equity of approximately $101.0 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through fifteen full-service branches in those counties and a lending center in Jericho, NY. The Bank’s deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Additional credit services offered include commercial mortgage loans, construction mortgage loans, letters of credit, equipment leasing, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. Thirteen of the Bank’s branches have ATMs. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank’s strategy of establishing and maintaining long-term customer relationships has contributed to the Bank’s relatively stable core deposit base.

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

The Bank’s leasing activity has been primarily conducted by its wholly owned subsidiaries, New Hyde Park Leasing Corporation ("NHPL"), formed in 1979 to lease commercial equipment, and Studebaker-Worthington Leasing Corp., acquired in 2001 with a thirty year history of nationwide equipment leasing specializing in small-ticket leases for computers and office equipment.

The Bank has organized various operating subsidiaries that engage in activities that the Bank could engage in directly. NHPL owns 51% of P.W.B. Realty, L.L.C., which was formed in 2002 to own the Bank’s branch premises located in Port Washington, New York. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established two wholly owned Delaware based subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”) and SB Financial Services Corp. (“SB Financial”). SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries.

In 2004 the Bank entered into a joint venture with an established title agent and formed a title abstract agency, State Title Agency, LLC. This agency, majority owned by the Bank, provides an opportunity for the Bank to offer title insurance for commercial transactions. The agency is not significant in terms of either assets or contributions to the Company’s results of operations for the 2004 fiscal year.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single customer or very few customers. No material amount of deposits is obtained from a single depositor. Additional information about deposits can be found on pages 64 - 65 of the 2004 Annual Report, which is incorporated herein by reference.

The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its customers. The Bank's nature and conduct of business have remained substantially unchanged since year-end 2003.

The Company expects that compliance with provisions regulating environmental controls will have no effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 345 full-time and part-time officers and employees as of December 31, 2004.

Additional information on the business of the Company is contained in the 2004 Annual Report on page 46 and in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 24, which is incorporated herein by reference.

The Company’s Internet address is www.statebankofli.com. The Company makes available on its Internet website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Supervision and Regulation

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), and is therefore subject to supervision and regulation by the Federal Reserve Board ("FRB"). The Bank is chartered by the State of New York and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, the Bank is subject to the regulation and supervision of the New York Banking Department (the "Banking Department") and the FDIC.

The following summary discussion sets forth certain of the material elements of the legal and regulatory framework applicable to banks and bank holding companies and their subsidiaries. The regulation of banks and bank holding companies is extremely complex and this summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory guidance. Management believes the Company is in compliance in all material respects with these laws and regulations. A change in applicable statutes and regulations or regulatory policy may have a material effect on the business of the Company and/or the Bank. Additional information is set forth in various portions of the 2004 Annual Report, including “Capital Resources” (pages 36 - 37) and Note 15 to the 2004 consolidated financial statements, all of which portions are incorporated herein by reference.

Bank holding companies and banks are prohibited by law from engaging in unsafe and unsound banking practices. Federal and New York State banking laws, regulations and policies extensively regulate the Company and the Bank including prescribing standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan to value ratios. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and banks, including the power to impose substantial fines, limit dividends and restrict operations and acquisitions.

As a bank holding company, the Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the FRB, except as specifically authorized under the BHCA. Under the BHCA, the Company, subject to the approval of or notice to the FRB, may acquire shares of non-banking corporations the activities of which are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Consistent with this “source of strength” policy, the FRB takes the position that a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition.

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company's outstanding common stock, or otherwise obtaining control or a "controlling influence" over the Company. The New York Banking Law (the “Banking Law”) similarly regulates a change in control affecting the Bank and requires the approval of the New York State Banking Board or Superintendent of Banks.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”) generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed. The Banking Law authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for de novo interstate branching.

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the FDIC (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York state chartered banks. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

The Company’s primary source of income is dividends from the Bank. Federal and New York State law impose limitations on the payment of dividends by the Bank. Further information about the amount available for dividends can be found on page 59 of the 2004 Annual Report, which is incorporated herein by reference. The federal banking regulators have adopted risk-based capital and leverage guidelines that require the Company’s capital-to-assets ratios meet certain minimum standards. The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For a further discussion, see Note 15 of the 2004 Annual Report, which is incorporated herein by reference.

Government Monetary Policies and Economic Control

The earnings of the Company and the Bank are affected by the policies of regulatory authorities including the Board of Governors of the Federal Reserve System and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against member bank deposits and changes in the federal discount rate. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid for deposits. Changes in government monetary policies and economic controls could have a material effect on the business of the Bank.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Act of 1933. Incorporated by reference is the Company's 2004 Annual Report. The Company's statistical information may be found on pages 61 - 65.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company's banking activities at December 31, 2004:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms
Main Office:
699 Hillside Avenue	Building owned, land leased	3/27/2009	One ten-year renewal option
New Hyde Park, NY
Lending Facility:
Two Jericho Plaza	Leased	3/31/2012	None
Jericho, NY
Nassau County Branch Offices:
222 Old Country Road	Leased	4/30/2010	One ten-year renewal option
Mineola, NY			and two five-year renewal options
339 Nassau Boulevard	Owned	N/A	N/A
Garden City South, NY
501 North Broadway	Leased	10/31/2011	Two twelve-year renewal options
Jericho, NY
135 South Street	Owned	N/A	N/A
Oyster Bay, NY
2 Lincoln Avenue	Leased	5/31/2005	One five-year renewal option
Rockville Centre, NY
960 Port Washington Boulevard	Leased	1/24/2007	Five five-year renewal options
Port Washington, NY
Suffolk County Branch Offices:
27 Smith Street	Leased	10/31/2007	Two five-year renewal options
Farmingdale, NY
740 Veterans Memorial Highway	Leased	6/30/2005	Two ten-year renewal options
Hauppauge, NY
580 East Jericho Turnpike	Leased	12/31/2008	None
Huntington Station, NY
4250 Veterans Memorial Highway	Leased	12/31/2008	One five-year renewal option
Holbrook, NY
234 Route 25A	Leased	5/31/2005	Two five-year renewal options
East Setauket, NY
Queens County Branch Offices:
49-01 Grand Avenue	Leased	4/30/2006	Two five-year renewal options
Maspeth, NY
75-20 Astoria Boulevard	Leased	5/30/2006	Two five-year renewal options
Jackson Heights, NY
21-31 46th Avenue	Leased	1/31/2006	One five-year renewal option
Long Island City, NY
Subsidiary and Other Facilities:
1403 Foulk Road	Leased	6/30/2005	One-year renewal options
Wilmington, DE
100 Jericho Quadrangle	Leased	9/30/2005	None
Jericho, NY
716 N. Bethlehem Pike	Leased	8/31/2005	Month-to-month renewal options
Lower Gwynedd, PA
300 Park Avenue	Leased	10/1/2005	One one-year renewal option
New York, NY

The fixtures and equipment contained in these operating facilities are owned or leased by the Bank. The Company considers that all of its premises, fixtures and equipment are adequate for the conduct of its business.

ITEM 3.	LEGAL PROCEEDINGS

The largest component of the Company’s legal expenses relates to ongoing litigation arising out of the Bank’s deposit relationship with Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) and its affiliates, as previously disclosed in the Company’s Form 10-Q and 10-K filings with the Securities and Exchange Commission. These expenses totaled $2.3 million, $3.8 million and $3.3 million in 2004, 2003 and 2002, respectively. The Company expects to incur additional costs related to this litigation during 2005; however, these costs are not specifically quantifiable at this point in time.

Island Mortgage established and maintained dozens of deposit accounts at State Bank of Long Island (“State Bank” or the “Bank”) commencing in mid-February 1999 and continuing through early July 2000. Island Mortgage was principally engaged in offering and providing mortgages to consumers. Island Mortgage apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by lenders not related to the Bank. State Bank never had a lending relationship with Island Mortgage.

On June 30, 2000, the Banking Department of the State of New York suspended Island Mortgage’s mortgage banker license. On July 19, 2000, Island Mortgage and its publicly held parent company, AppOnline.com, Inc., filed a petition under Chapter 11 of the Bankruptcy Code in the Eastern District of New York. Subsequently, certain of Island Mortgage’s lenders filed an involuntary bankruptcy petition against Action Abstract, Inc., an entity to which they apparently had regularly wired funds in connection with their dealings with Island Mortgage. At the request of the Trustee in the Island Mortgage bankruptcy case, various bankruptcy cases involving Island Mortgage entities were later substantively consolidated.

In the course of those bankruptcy cases, it has been alleged that Island Mortgage engaged in a widespread pattern of fraud directed at lenders, title agents, closing companies and others with whom Island Mortgage regularly dealt. A number of Island Mortgage’s creditors have since asserted that the Bank participated in Island Mortgage’s alleged fraudulent scheme. Currently, there are three Island Mortgage-related litigations pending in which claims have been asserted against State Bank (and, in one case, State Bank’s parent corporation State Bancorp, Inc.) Those litigations are:

--  Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward’s claims against State Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against State Bank in the district court, although it may attempt to do so at a later date.

--  Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York. On or about June 4, 2002, plaintiffs commenced this adversary proceeding with respect to State Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into State Bank accounts maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage’s alleged scheme to defraud plaintiffs and unjustly enrich defendants. Plaintiffs claim the following with respect to State Bank: 1) the Bank aided and abetted the allegedly fraudulent scheme perpetrated by Island Mortgage; 2) the Bank aided and abetted in a breach of the fiduciary duties an Island Mortgage affiliate allegedly owed to plaintiffs; and, 3) the Bank was negligent in failing to recognize and act on signs that Island Mortgage was allegedly misappropriating the funds plaintiffs advanced to Island Mortgage. Plaintiffs claim they are entitled to not less than $52 million, plus interest and punitive damages.

On January 31, 2005, the bankruptcy court ruled on State Bank’s motion for summary judgment. The plaintiffs’ claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. It is unknown at this time whether any of the plaintiffs will seek reconsideration of the summary judgment decision by the bankruptcy court or will seek to appeal the summary judgment decision to the district court.

--  Moritz, et al. v. National Settlement Services Corp., et al., Civil Action No. 3:00 CV 426 MU, Western District of North Carolina. State Bank and the plaintiffs have entered into a binding agreement to settle the case for $20 thousand, the money has been paid, and the releases have been exchanged and are fully operative. The case is expected to be formally dismissed shortly.

A separate Island Mortgage-related litigation, Alan M. Jacobs, as Chapter 11 Trustee v. State Bank of Long Island, Adv. Proc. No. 02-8157, Bankruptcy Court for the Eastern District of New York, was settled in mid-2004. Pursuant to the settlement agreement, approved by the court on June 8, 2004, the Bank paid the Island Mortgage estates $223 thousand, while at the same time the Bank was authorized to, and did, exercise its right to set-off $123 thousand from accounts that Island Mortgage maintained at the Bank. The parties have exchanged general releases, and all of Island Mortgage’s accounts at the Bank have been closed.

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with IMN and its affiliates. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank’s results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company's 2004 Annual Report. The Company's common stock market data for the past three years may be found on page 66 thereof.

At December 31, 2004, the approximate number of equity stockholders was as follows:
Title of Class: Common Stock
Number of Record Holders: 1,471

Annual cash dividends paid per common share, restated to give retroactive effect to stock dividends, were 56 cents, 52 cents and 49 cents in 2004, 2003 and 2002, respectively. The Company also paid 5% stock dividends in 2004, 2003 and 2002. It is the Company's expectation that dividends will continue to be paid in the future.

The following table discloses the Company’s repurchases of its common stock made during the quarter.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2004	-	-	-	577,991
November 1 - 30, 2004	3,550	23.13	3,550	574,441
December 1 - 31, 2004	436	25.86	436	574,005
Total	3,986	23.43	3,986	574,005

On February 24, 1998, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock. Subsequently, on November 24, 1998, February 29, 2000, June 26, 2001 and April 27, 2004, the Board authorized increases in the Company’s stock repurchase program under which the Company was then able to buy back up to a cumulative total of 200,000, 500,000, 1,000,000 and 1,500,000 shares of its common stock, respectively. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Incorporated herein by reference is the Company's 2004 Annual Report. The Company's selected financial data for the last five years may be found on page 2. Additional years are not considered necessary to keep the above referenced summary from being misleading.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated herein by reference is the Company's 2004 Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 24 - 40. There are no known trends or any known demands, commitments, events or uncertainties which will result in, or which are reasonably likely to result in, the Company's liquidity increasing, or decreasing, in any material way. As of December 31, 2004, the Company had no material commitments for capital expenditures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated herein by reference is the Company’s 2004 Annual Report. The Company’s Asset/Liability Management and Market Risk and Interest Rate Risk discussions may be found on pages 38 - 40.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated herein by reference is the Company's 2004 Annual Report. The Company's audited Consolidated Balance Sheets as of the close of the last two years may be found on page 42. The Company's audited Consolidated Statements of Income, Cash Flows and Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004 may be found on pages 43 - 45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE - Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations and are operating in an effective manner. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

March 8, 2005

To the Board of Directors of
State Bancorp, Inc.

The management of State Bancorp, Inc. (the “Company’) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

The internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with the generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control - Integrated Framework. Because management’s assessment was also conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment of the Company’s internal control over financial reporting also included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, RI-A. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2004.

The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, which appears in the following pages.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
State Bancorp, Inc.
New Hyde Park, New York

We have audited management’s assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", that State Bancorp, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Philadelphia, PA
March 11, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the Company's 2005 Proxy. The identification of the directors of the Company may be found under “Election of Directors.” The identification of the executive officers of the Company may be found under "Principal Officers." There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee financial expert may be found under “Corporate Governance.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, the text of both of which is posted on the Company's Internet website at www.statebankofli.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 2005 Proxy. Executive compensation may be found under “Management Remuneration.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company's 2005 Proxy. Security ownership of certain beneficial owners and management may be found under “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans may be found below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	840,938	15.09	456,224
Equity compensation plans not approved by security holders (1)	9,925	N/A	133,725
Total	850,863	15.09	589,949

(1) The amount in column (a) represents Deferred Stock Credits pursuant to the Directors’ Stock Plan as of December 31, 2004. Incorporated by reference is the Company's 2004 Annual Report. A description of the Company's Directors’ Stock Plan may be found on pages 55 - 56. The amount in column (c) is available under the Directors’ Stock Plan. The Directors’ Stock Plan provides that in the event of any merger, reorganization, consolidation, recapitalization, stock split, stock dividend or other change in corporate structure affecting the Company stock, the aggregate number of share credits which may be awarded under the Directors’ Stock Plan and the number of share credits subject to the awards already granted shall be increased or decreased proportionately, as the case may be.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 2005 Proxy. Certain relationships and related transactions may be found under “Certain Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the Company's 2005 Proxy. Audit fees, audited related fees, tax fees and all other fees may be found under “Independent Registered Public Accounting Firm.” Pre-approval policies and procedures may be found under “Corporate Governance.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Incorporated herein by reference is the Company’s 2004 Annual Report. The Report of Independent Registered Public Accounting Firm and the following Consolidated Financial Statements and Notes to Consolidated Financial Statements may be found on pages 41 - 60. As to any schedules omitted, they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Consolidated Financial Statements:
•	Consolidated Balance Sheets as of December 31, 2004 and 2003
•	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
•	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
•	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements:
•	Note 1. Summary of Significant Accounting and Reporting Policies
•	Note 2. Securities Held to Maturity and Securities Available for Sale
•	Note 3. Loans - Net
•	Note 4. Bank Premises and Equipment - Net
•	Note 5. Other Assets
•	Note 6. Lines of Credit and Borrowed Funds
•	Note 7. Junior Subordinated Debentures
•	Note 8. Income Taxes
•	Note 9. Incentive Stock Option Plans
•	Note 10. Employee Benefit Plans
•	Note 11. Commitments and Contingent Liabilities
•	Note 12. State Bancorp, Inc. (Parent Company Only)
•	Note 13. Financial Instruments with Off-Balance Sheet Risk
•	Note 14. Disclosures About Fair Value of Financial Instruments
•	Note 15. Regulatory Matters

Reports on Form 8-K:
•
At a meeting held on September 27, 2004, the Company’s Board of Directors unanimously voted to increase the number of directors from ten members to thirteen members and unanimously elected the following persons to serve until the next annual meeting of shareholders: K. Thomas Liaw, Gerard J. McKeon and Andrew J. Simons. The Board did not immediately name the new directors to serve on any committees, but has subsequently named Mr. McKeon to the Audit Committee and Mr. Simons to the Compensation Committee.

•	On October 22, 2004, the Company issued the earnings release for the period ended September 30, 2004.

Exhibits:

No.		Item	Method of Filing
(3)	Articles of incorporation and By-Laws		Incorporated by reference from exhibit B to the Company's Registration Statement on Form S-4, file No. 33-2958, Filed February 3, 1986.
	a)	Articles of incorporation
	b)	By-Laws, as amended	Incorporated by reference from Exhibit 3b to the Company's June 30, 2003 Form 10-Q.
(4)	Instruments defining the rights of security holders		Pages 22-28 of the above referenced Registration Statement.
(10)	Material contracts
	a)	Deferred Compensation Arrangements	Filed herein.
	a)	(i) Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Filed herein.
	a)	(ii) Form of Supplemental Employee Retirement Agreement	Filed herein.
	a)	(iii) Form of Deferred Compensation Agreement	Filed herein.
	a)	(iv) Form of Deferred Compensation Agreement	Filed herein.
	b)	(i) Directors' Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company's December 31, 1986 Form 10-K.
	b)	(ii) Agreements of participants surrendering their rights under the directors' incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company's December 31, 1992 Form 10-K.
	b)	(iii) Agreements of participants modifying agreements described in item b) (ii)	Incorporated by reference from exhibit 10b (iii) to the Company’s December 31, 1995 Form 10-K.
	c)	1987 Incentive Stock Option Plan, as amended	Incorporated by reference from exhibit 10c to the Company's December 31, 1991 Form 10-K.
	d)	1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10d to the Company's December 31, 1993 Form 10-K.
	e)	(i) Change of control agreement no. 1	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e)	(ii) Change of control agreement no. 2	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e)	(iii) Change of control agreement no. 3	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e)	(iv) Change of control agreement no. 4	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e)	(v) Change of control agreement no. 5	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	f)	State Bank of Long Island 401(k) Retirement Plan and Trust	Incorporated by reference from exhibit 10g to the Company's December 31, 1987 Form 10-K.
	g)	State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company's December 31, 1987 Form 10-K.
	h)	Deferred Compensation Agreement	See Exhibit (10) a).
	i)	1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s December 31, 1998 Form 10-K.
	j)	(i) 1998 Directors’ Stock Plan	Incorporated by reference from exhibit 10j to the Company’s December 31, 1999 Form 10-K.
	j)	(ii) 1998 Directors’ Stock Plan Amendment No. 1	Incorporated by reference from exhibit 10j to the Company’s December 31, 2000 Form 10-K.
	j)	(iii) 1998 Directors’ Stock Plan Amendment No. 2	Incorporated by reference from exhibit 10j (iii) to the Company’s June 30, 2003 Form 10-Q.
	k)	Stock Option Plan (2002)	Incorporated by reference from exhibit 10k to the Company’s December 31, 2002 Form 10-K.
	(l)	Incentive Award Plan	Incorporated by reference from exhibit 10(l) to the Company’s February 18, 2005 Form 8-K.
(13)	Annual Report to Stockholders		Filed herein.
(14)	a)	Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s December 31, 2003 Form 10-K.
	b)	Code of Business Conduct and Ethics	Incorporated by reference from exhibit 14b to the Company’s December 31, 2003 Form 10-K.
(23)	Consent of Deloitte & Touche LLP		Filed herein.
(24)	Power of Attorney		Filed herein.
(31)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Filed herein.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:	s/Thomas F. Goldrick, Jr., Chairman
Thomas F. Goldrick, Jr., Chairman
Date:	March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

s/Thomas F. Goldrick, Jr.	Chairman of the Board	3/16/05
Thomas F. Goldrick, Jr.	(Chief Executive Officer)

s/Daniel T. Rowe	President	3/16/05
Daniel T. Rowe

s/Richard W. Merzbacher	Vice Chairman	3/16/05
Richard W. Merzbacher

s/Brian K. Finneran	Secretary/Treasurer	3/16/05
Brian K. Finneran	(Principal Financial Officer)

J. Robert Blumenthal*	Director
Thomas E. Christman*	Director
Arthur Dulik, Jr.*	Director
K. Thomas Liaw*	Director
Gerard J. McKeon*	Director
Joseph F. Munson*	Director
John F. Picciano*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:	s/Brian K. Finneran
Brian K. Finneran
Attorney-in-fact
March 16, 2005