Form 10-Q
period 2005-03-31
STATE BANCORP INC
filed 2005-05-10
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2005

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

                                 Yes X   No _____

As of May 4, 2005, there were 9,161,291 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                                              Page

  PART I

  Item 1.                 Condensed Consolidated Financial Statements                                                             1

                          Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004 (Unaudited)                1

                          Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004          2
                          (Unaudited)

                          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and           3
                          2004 (Unaudited)

                          Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for           4
                          the Three Months Ended March 31, 2005 and 2004 (Unaudited)

                          Notes to Unaudited Condensed Consolidated Financial Statements                                          5

  Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations                  14

  Item 3.                 Quantitative and Qualitative Disclosure About Market Risk                                              28

  Item 4.                 Controls and Procedures                                                                                31


  PART II

  Item 1.                 Legal Proceedings                                                                                      31

  Item 2.                 Changes in Securities and Use of Proceeds                                                              32

  Item 3.                 Defaults upon Senior Securities - None                                                                N/A

  Item 4.                 Submission of Matters to a Vote of Security Holders - None                                            N/A

  Item 5.                 Other Information  - None                                                                             N/A

  Item 6.                 Exhibits and Reports on Form 8-K                                                                       32


  SIGNATURES                                                                                                                     34

                                     PART I

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      STATE BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2005 AND DECEMBER 31, 2004 (UNAUDITED)

                                                                                    MARCH 31, 2005        DECEMBER 31, 2004
                                                                               --------------------    ---------------------
ASSETS:
CASH AND DUE FROM BANKS                                                                $44,277,997              $32,934,976
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                         20,000,000               41,000,000
                                                                               --------------------    ---------------------
TOTAL CASH AND CASH EQUIVALENTS                                                         64,277,997               73,934,976
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $19,940,000 IN 2005 AND $29,949,000 IN 2004)                                        19,992,979               29,990,384
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                               552,368,199              512,699,498
                                                                               --------------------    ---------------------
TOTAL SECURITIES                                                                       572,361,178              542,689,882
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $12,904,577 IN 2005 AND $12,020,443 IN 2004)                                      782,454,712              766,170,785
BANK PREMISES AND EQUIPMENT - NET                                                        6,290,183                6,491,365
BANK OWNED LIFE INSURANCE                                                               26,135,495               25,879,180
RECEIVABLE - SECURITIES SALES                                                            4,063,034                        -
OTHER ASSETS                                                                            22,841,073               22,124,779
                                                                               --------------------    ---------------------
TOTAL ASSETS                                                                        $1,478,423,672           $1,437,290,967
                                                                               ====================    =====================
LIABILITIES:
DEPOSITS:
  DEMAND                                                                              $308,169,360             $294,912,979
  SAVINGS                                                                              659,937,822              657,315,486
  TIME                                                                                 210,556,859              317,405,613
                                                                               --------------------    ---------------------
TOTAL DEPOSITS                                                                       1,178,664,041            1,269,634,078
FEDERAL FUNDS PURCHASED                                                                  6,500,000                        -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                          43,307,000                        -
OTHER BORROWINGS                                                                        87,220,230               32,266,489
JUNIOR SUBORDINATED DEBENTURES                                                          20,620,000               20,620,000
PAYABLE - SECURITIES PURCHASES                                                          31,648,119                        -
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                           10,870,369               13,720,558
                                                                               --------------------    ---------------------
TOTAL LIABILITIES                                                                    1,378,829,759            1,336,241,125
                                                                               --------------------    ---------------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                                -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 10,054,259 SHARES IN 2005
  AND 9,994,822 SHARES IN 2004; OUTSTANDING 9,128,264
  SHARES IN 2005 AND 9,068,827 SHARES IN 2004                                           50,271,295               49,974,110
SURPLUS                                                                                 63,797,731               63,014,247
RETAINED EARNINGS                                                                        5,289,584                4,008,970
TREASURY STOCK (925,995 SHARES IN 2005 AND 925,995 SHARES IN 2004)                     (15,468,528)             (15,468,528)
ACCUMULATED OTHER COMPREHENSIVE LOSS
  (NET OF TAXES OF ($2,452,434) IN 2005 AND ($323,915) IN 2004)                         (4,296,169)                (478,957)
                                                                               --------------------    ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                              99,593,913              101,049,842
                                                                               --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,478,423,672           $1,437,290,967
                                                                               ====================    =====================

See accompanying notes to unaudited consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                                                     THREE MONTHS
                                                                         ----------------------------------
                                                                                  2005                 2004
                                                                         -------------         -------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS                                                 $13,654,253          $11,630,095
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                                          466,667              179,926
SECURITIES HELD TO MATURITY:
 TAXABLE                                                                       167,639              417,419
 TAX-EXEMPT                                                                          -                  832
SECURITIES AVAILABLE FOR SALE:
 TAXABLE                                                                     4,562,474            3,188,665
 TAX-EXEMPT                                                                    555,260              576,958
 DIVIDENDS                                                                      50,238              107,260
                                                                      -----------------    -----------------
TOTAL INTEREST INCOME                                                       19,456,531           16,101,155
                                                                      -----------------    -----------------
INTEREST EXPENSE:
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE                             1,131,807              528,151
OTHER DEPOSITS AND TEMPORARY BORROWINGS                                      3,264,670            2,096,038
JUNIOR SUBORDINATED DEBENTURES                                                 316,034              247,031
                                                                      -----------------    -----------------
TOTAL INTEREST EXPENSE                                                       4,712,511            2,871,220
                                                                      -----------------    -----------------
NET INTEREST INCOME                                                         14,744,020           13,229,935
PROVISION FOR PROBABLE LOAN LOSSES                                           1,227,000            1,077,000
                                                                      -----------------    -----------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                                   13,517,020           12,152,935
                                                                      -----------------    -----------------
NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS                                            496,934              559,100
NET SECURITY GAINS                                                             102,554            2,621,571
INCOME FROM BANK OWNED LIFE INSURANCE                                          256,315              133,019
OTHER OPERATING INCOME                                                         359,193              389,556
                                                                      -----------------    -----------------
TOTAL NONINTEREST INCOME                                                     1,214,996            3,703,246
                                                                      -----------------    -----------------
INCOME BEFORE OPERATING EXPENSES                                            14,732,016           15,856,181
                                                                      -----------------    -----------------
OPERATING EXPENSES:
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                                     6,496,085            5,980,866
OCCUPANCY                                                                    1,262,572              985,762
EQUIPMENT                                                                      327,535              368,954
LEGAL                                                                          924,572              845,852
MARKETING AND ADVERTISING                                                      273,572              218,085
CREDIT AND COLLECTION                                                          164,760              275,048
AUDIT AND ASSESSMENT                                                           387,784              194,125
OTHER  OPERATING  EXPENSES                                                   1,371,804            1,417,245
                                                                      -----------------    -----------------
TOTAL OPERATING EXPENSES                                                    11,208,684           10,285,937
                                                                      -----------------    -----------------
INCOME BEFORE INCOME TAXES                                                   3,523,332            5,570,244
PROVISION FOR INCOME TAXES                                                     874,168            1,675,218
                                                                      -----------------    -----------------
NET INCOME                                                                  $2,649,164           $3,895,026
                                                                     =================    =================
BASIC EARNINGS PER COMMON SHARE                                                  $0.29                $0.43
DILUTED EARNINGS PER COMMON SHARE                                                $0.28                $0.42
CASH DIVIDENDS PAID PER COMMON SHARE                                             $0.15                $0.13
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                    9,114,447            9,011,859
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                  9,460,341            9,338,148


See accompanying notes to unaudited consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)

                                                                                                    2005                 2004
                                                                                           --------------      ---------------
OPERATING ACTIVITIES:
  NET INCOME                                                                                  $2,649,164           $3,895,026
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                         1,227,000            1,077,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                 366,000              377,749
    AMORTIZATION OF INTANGIBLES                                                                    9,034                9,034
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                    706,297            1,724,489
    NET SECURITY GAINS                                                                          (102,554)          (2,621,571)
    INCOME FROM BANK OWNED LIFE INSURANCE                                                       (256,315)            (133,019)
    DECREASE (INCREASE)  IN OTHER ASSETS                                                         659,752             (621,799)
    (DECREASE) INCREASE IN ACCRUED EXPENSES, TAXES AND OTHER  LIABILITIES                     (2,858,441)             407,470
                                                                                           --------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      2,399,937            4,114,379
                                                                                           --------------      ---------------
INVESTING ACTIVITIES:
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                     14,997,544           15,051,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                        14,972,081           63,295,381
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                   52,378,720           56,284,192
  PURCHASES OF SECURITIES HELD TO MATURITY                                                    (5,000,000)                   -
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                 (85,240,591)        (184,382,757)
  INCREASE IN LOANS - NET                                                                    (17,510,927)             (72,070)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                (164,819)            (146,618)
  INCREASE IN BANK OWNED LIFE INSURANCE                                                                -          (25,000,000)
                                                                                           --------------      ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                        (25,567,992)         (74,970,472)
                                                                                           --------------      ---------------
FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN DEMAND AND SAVINGS DEPOSITS                                          15,878,717          (77,425,916)
  (DECREASE) INCREASE IN TIME DEPOSITS                                                      (106,848,754)           8,631,110
  INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED                                               6,500,000          (10,000,000)
  INCREASE IN SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                  43,307,000           68,903,853
  INCREASE (DECREASE) IN OTHER BORROWINGS                                                     54,953,741          (13,253,436)
  CASH DIVIDENDS PAID                                                                         (1,360,298)          (1,196,071)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                   823,346              556,318
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                          257,324              329,872
  PURCHASES OF TREASURY STOCK                                                                          -             (630,013)
                                                                                           --------------      ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           13,511,076          (24,084,283)
                                                                                           --------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (9,656,979)         (94,940,376)
CASH AND CASH EQUIVALENTS - JANUARY 1                                                         73,934,976          147,762,269
                                                                                           --------------      ---------------
CASH AND CASH EQUIVALENTS - MARCH 31                                                         $64,277,997          $52,821,893
                                                                                           ==============      ===============
SUPPLEMENTAL DATA:
     INTEREST PAID                                                                            $4,832,412           $2,706,462
     INCOME TAXES PAID                                                                          $608,205              $44,334
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                  ($5,202,290)            ($99,841)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END                                        $1,368,550           $1,203,655


See accompanying notes to unaudited consolidated financial statements.

                      STATE BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
                                                                                           ACCUMULATED
                                                                                              OTHER         TOTAL       COMPRE-
                                                                                             COMPRE-        STOCK-      HENSIVE
                                         COMMON                  RETAINED     TREASURY       HENSIVE       HOLDERS'      INCOME
                                          STOCK      SURPLUS     EARNINGS        STOCK    INCOME (LOSS)     EQUITY       (LOSS)
                                     ----------------------------------------------------------------------------------------------
BALANCE,  JANUARY 1,  2005            $49,974,110   $63,014,247  $4,008,970 ($15,468,528)      ($478,957)$101,049,842
COMPREHENSIVE LOSS:
NET INCOME                                      -             -   2,649,164            -               -    2,649,164   $2,649,164
                                                                                                                      -------------
OTHER COMPREHENSIVE LOSS,
  NET OF TAX:
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD (1)                 -             -           -            -               -                (3,028,266)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME (2)                    -             -           -            -               -                   (67,380)
CASH FLOW HEDGES (3)                            -             -           -            -               -                  (721,566)
                                                                                                                      -------------
TOTAL OTHER
  COMPREHENSIVE LOSS                            -             -           -            -      (3,817,212)  (3,817,212)  (3,817,212)
                                                                                                                      -------------
TOTAL COMPREHENSIVE
  LOSS                                          -             -           -            -               -               ($1,168,048)
                                                                                                                      =============
CASH DIVIDEND
   ($0.15 PER SHARE)                            -             -  (1,368,550)           -               -   (1,368,550)
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (31,925 SHARES AT
  95% OF MARKET VALUE)                    159,625       663,720           -            -               -      823,345
STOCK OPTIONS EXERCISED                   137,560       119,764           -            -               -      257,324
                                     ---------------------------------------------------------------------------------
BALANCE,  MARCH 31, 2005              $50,271,295   $63,797,731  $5,289,584 ($15,468,528)    ($4,296,169) $99,593,913
                                     =================================================================================
BALANCE,  JANUARY 1,  2004            $46,889,775   $53,544,877  $5,189,907 ($13,481,356)     $2,568,319  $94,711,522
COMPREHENSIVE INCOME:
NET INCOME                                      -             -   3,895,026            -               -    3,895,026   $3,895,026
                                                                                                                      -------------
OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
UNREALIZED HOLDING GAINS
  ARISING DURING THE PERIOD (1)                 -             -           -            -               -                 1,433,953
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME (2)                    -             -           -            -               -                (1,704,907)
CASH FLOW HEDGES (3)                            -             -           -            -               -                   639,378
                                                                                                                      -------------
TOTAL OTHER
  COMPREHENSIVE INCOME                          -             -           -            -         368,424      368,424      368,424
                                                                                                                      -------------
TOTAL COMPREHENSIVE
  INCOME                                        -             -           -            -               -                $4,263,450
                                                                                                                      =============
CASH DIVIDEND
   ($0.13 PER SHARE)                            -             -  (1,203,655)           -               -   (1,203,655)
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (24,251 SHARES AT
  95% OF MARKET VALUE)                    121,255       435,063           -            -               -      556,318
STOCK OPTIONS EXERCISED                   187,230       142,642           -            -               -      329,872
TREASURY STOCK PURCHASED                        -             -           -     (630,013)              -     (630,013)
                                     ---------------------------------------------------------------------------------
BALANCE,  MARCH 31, 2004              $47,198,260   $54,122,582  $7,881,278 ($14,111,369)     $2,936,743  $98,027,494
                                     =================================================================================

(1) Net of taxes of ($1,972,191) and $1,249,082 in 2005 and 2004, respectively.
(2) Net of taxes of $35,174 and $906,607 in 2005 and 2004, respectively.
(3) Net of taxes of ($480,243) and $425,542 in 2005 and 2004, respectively.


See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------------------------

State Bancorp, Inc. (the "Company"), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiary P.W.B. Realty, L.L.C. ("PWB"), Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, its condensed consolidated statements of income for the three months ended March 31, 2005 and 2004, its condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2004 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

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

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of this Statement to the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the Statement). The Company's management is in the process of evaluating the impact of applying SFAS No. 123(R) on the Company's financial statements.

The estimated fair value of options granted during 2005 and 2004 was $7.62 and $5.95 per share, respectively. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its incentive stock option plans. Had compensation cost for the Company's four plans been determined at the fair value on the grant dates for awards under those plans, consistent with the method in SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


For the Three Months Ended March 31,                                                                         2005              2004
------------------------------------                                                                         ----              ----
Net income, as reported                                                                                $2,649,164        $3,895,026
Deduct: Total stock-based employee compensation expense determined
      under fair value based method for all awards, net of related tax effects                           (129,713)          (95,383)
                                                                                                       ----------        ----------
Pro forma net income                                                                                   $2,519,451        $3,799,643
                                                                                                       ==========        ==========
Earnings per share:
      Basic - as reported                                                                                   $0.29             $0.43
      Basic - pro forma                                                                                     $0.28             $0.42
      Diluted - as reported                                                                                 $0.28             $0.42
      Diluted - pro forma                                                                                   $0.27             $0.41


The fair value of options granted under the Company's incentive stock option plans during 2005 and 2004 were estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions used:

                                                                                                               2005             2004
                                                                                                               ----             ----
Dividend yield                                                                                                 2.4%             2.5%
Expected volatility                                                                                           28.3%            25.5%
Risk-free interest rate                                                                                       3.88%            3.55%
Expected life of options                                                                                  7.3 years        7.3 years


Accounting for Derivative Financial Instruments
-----------------------------------------------

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates on a portion of its variable rate commercial loan portfolio. The agreements qualify as cash flow hedges. Gains and losses in the fair value of a cash flow hedge are recorded to other comprehensive income for the effective portion of the hedge and would be reclassified to earnings should the hedge become ineffective. Amounts to be received under the swap agreement are recognized as an addition to interest income in the Company's consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes.

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

At March 31, 2005 and December 31, 2004, the Bank was party to two swap agreements with terms expiring in September 2007 that economically hedge a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively require the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($1,193,239) and ($440,423), inclusive of accrued interest of $8,569 and $17,944, at March 31, 2005 and December 31, 2004, respectively, and is contained within other assets in the consolidated balance sheets. For the three months ended March 31, 2005 and 2004, the Company recognized interest income of $71,562 and $254,042, respectively, under the agreements.

Effective April 20, 2005, the Bank terminated its two existing prime-based interest rate swap agreements because its interest rate sensitivity position is now closer to neutral and the Bank no longer has the same interest rate exposure as it did when the swaps were entered into in September 2003. The cost to unwind the swap agreements totaled $899,000. This amount, net of taxes of $359,241, to be included in Accumulated Other Comprehensive Income (Loss), will be reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133.

Accounting for Bank Owned Life Insurance
----------------------------------------

In February 2004, the Bank purchased $25 million in Bank Owned Life Insurance as a mechanism for funding current and future employee benefit costs. The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other operating income.

2.  STOCKHOLDERS' EQUITY
------------------------

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2005.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. The Company did not repurchase any common shares during the first quarter of 2005.

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

For the Three Months Ended March 31,                                                             2005                         2004
------------------------------------                                                             ----                         ----
Net income                                                                                 $2,649,164                   $3,895,026
Average dilutive stock options outstanding                                                    812,580                      885,289
Average exercise price per share                                                               $13.07                       $14.86
Average market price                                                                           $26.59                       $23.53
Weighted average common shares outstanding                                                  9,114,447                    9,011,859
Increase in shares due to exercise of options - diluted basis                                 345,894                      326,289
                                                                                              -------                      -------
Adjusted common shares outstanding -  diluted                                               9,460,341                    9,338,148
                                                                                            =========                    =========
Net income per share - basic                                                                    $0.29                        $0.43
                                                                                                =====                        =====
Net income per share - diluted                                                                  $0.28                        $0.42
                                                                                                =====                        =====

4.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE
-----------------------------------------------------------------

Securities available for sale are stated at estimated fair value, and unrealized gains and losses are excluded from earnings and reported net of tax as accumulated other comprehensive income (loss) in a separate component of stockholders' equity until realized. Securities held to maturity are stated at amortized cost. Management designates each security, at the time of purchase, as either available for sale or held to maturity depending upon investment objectives, liquidity needs and intent.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at March 31, 2005 and December 31, 2004 are as follows:

                                                                                  Gross             Gross
                                                           Amortized         Unrealized        Unrealized        Estimated
                                                                Cost              Gains            Losses       Fair Value
---------------------------------------------------------------------------------------------------------------------------
March 31, 2005
Securities held to maturity:
Government Agency securities                             $19,992,979                  -          ($52,979)     $19,940,000
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
  subdivisions                                            88,388,460            458,453          (539,483)      88,307,430
Government Agency securities                             200,376,402                  -        (1,783,323)     198,593,079
Corporate securities                                      25,816,383                 10          (115,730)      25,700,663
Mortgage-backed securities and
  collateralized mortgage obligations                    243,333,748            339,491        (3,906,212)     239,767,027
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                      557,914,993            797,954        (6,344,748)     552,368,199
---------------------------------------------------------------------------------------------------------------------------
Total securities                                        $577,907,972           $797,954       ($6,397,727)    $572,308,199
---------------------------------------------------------------------------------------------------------------------------
December 31, 2004
Securities held to maturity:
Government Agency securities                             $29,990,384                  -          ($41,384)     $29,949,000
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
  subdivisions                                            53,247,451            644,097          (311,301)      53,580,247
Government Agency securities                             162,313,981            165,974          (481,537)     161,998,418
Corporate securities                                      38,321,076             25,000          (142,733)      38,203,343
Mortgage-backed securities and
  collateralized mortgage obligations                    259,161,494          1,108,459        (1,352,463)     258,917,490
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                      513,044,002          1,943,530        (2,288,034)     512,699,498
---------------------------------------------------------------------------------------------------------------------------
Total securities                                        $543,034,386         $1,943,530       ($2,329,418)    $542,648,498
---------------------------------------------------------------------------------------------------------------------------

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

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment  in the  issuer  for a period  of time  sufficient  to allow  for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2005, there were no other-than-temporary impairments of the Company's investment securities.

Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:


                                                 Less than 12 Months         12 Months or Longer                  Total
                                          ----------------------------------------------------------------------------------------
                                                  Gross                        Gross                       Gross
                                             Unrealized      Estimated    Unrealized    Estimated     Unrealized         Estimated
                                                 Losses     Fair Value        Losses   Fair Value         Losses        Fair Value
----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
Government Agency securities                   ($52,979)    $14,940,000            -             -      ($52,979)      $14,940,000
----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
  subdivisions                                 (539,483)     72,787,405            -             -      (539,483)       72,787,405
Government Agency securities                 (1,667,698)    157,810,585     (115,625)    9,134,375    (1,783,323)      166,944,960
Corporate securities                           (115,730)     17,263,000            -             -      (115,730)       17,263,000
Mortgage-backed securities and
  collateralized mortgage obligations        (2,708,851)    177,667,169   (1,197,361)   40,255,767    (3,906,212)      217,922,936
----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale          (5,031,762)    425,528,159   (1,312,986)   49,390,142    (6,344,748)      474,918,301
----------------------------------------------------------------------------------------------------------------------------------
Total securities                            ($5,084,741)   $440,468,159  ($1,312,986)  $49,390,142   ($6,397,727)     $489,858,301
==================================================================================================================================

The securities that have been in a continuous loss position for 12 months or longer in the table above may be categorized as either: (1) Adjustable rate mortgage-backed securities totaling $17,492,820, (2) Fixed rate mortgage-backed securities totaling $22,762,947 or (3) Callable fixed income securities with a fixed stated coupon totaling $9,134,375.

The market value, and therefore the loss position, for each type of bond respond differently to market conditions. In management's opinion, those market conditions are temporary in nature and provide the basis for the Company's belief that the declines are temporary. The adjustable rate securities have coupons that reset at some pre-determined point to the then current market rates. When the coupon is reset to current market rates, the security's market value also resets, reflecting a current market value and therefore, in all likelihood, removing any loss conditions.

Fixed rate mortgage-backed securities not only respond to changes in interest rates, but also to changes in the amount of cash flow as determined by prepayments. When interest rates fall, mortgage holders are induced to refinance their existing loans at a lower rate, causing prepayments to occur. This increase in cash flow effectively reduces the yield on the security and the market will tend to value those securities lower. However, as prepayments abate as a result of a number of factors including higher interest rates and burnout, the reduced cash flow on a fixed rate mortgage-backed security effectively raises the yield on the bond and the market will value higher.

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

The securities that have been in a continuous loss position for 12 months or longer in the prior table were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable mortgage rate securities to reset their coupons at higher levels and therefore, their market value will increase to reflect the higher coupon. The Company anticipates a reduction in prepayments on the fixed rate mortgage-backed securities. The reduced cash flow would increase the yield and the market value should reflect the higher yield. The market value of callable fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the security approaches its maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security's ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. The Bank has no intention now, or in the foreseeable future, of liquidating these securities; however, those classified as "available for sale" could be sold, regardless of their market value, should business conditions warrant such sale.

5.  LOANS
---------

The recorded investment in loans that are considered to be impaired, for the quarter ended March 31, 2005 and for the year ended December 31, 2004, is summarized below.



                                                                                  For the Quarter Ended         For the Year Ended
                                                                                         March 31, 2005          December 31, 2004
                                                                                  ---------------------         ------------------
Amount measured using the present value of expected future
             cash flows, discounted at each loan's effective interest rate                            -                          -

Impaired collateral-dependent loans                                                          $3,275,403                 $3,275.403
                                                                                             ----------                 ----------
Total amount evaluated as impaired                                                           $3,275,403                 $3,275,403
                                                                                             ==========                 ==========
Average impaired loan balance                                                                $3,305,480                 $4,579,424
                                                                                             ==========                 ==========

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,492,000 was established for the total amount of impaired loans at both March 31, 2005 and December 31, 2004. While no interest income was recognized on the impaired loans for the three months ended March 31, 2005, interest income of $20,134 was recognized on impaired loans for the three months ended March 31, 2004.

Activity in the allowance for probable loan losses for the three months ended March 31, 2005 and 2004 is as follows:

                                                                                                 2005                   2004
                                                                                                 ----                   ----

Balance, January 1                                                                        $12,020,443            $10,732,078
Provision charged to income                                                                 1,227,000              1,077,000
Charge-offs, net of recoveries of $287,801 in 2005 and $36,056 in 2004                       (132,544)              (575,792)
Reclassification of reserve for off-balance sheet commitments (1)                            (210,322)                     -
                                                                                    ------------------   --------------------
Balance, March 31                                                                         $12,904,577            $11,233,286
                                                                                    ==================   ====================

(1) At March 31, 2005, the allowance for off-balance sheet instruments, i.e. loan commitments, was reported as a component of other liabilities.


6.  LEGAL PROCEEDINGS
---------------------

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. and certain related entities ("IMN"), which held deposit accounts at the Bank during portions of 1999 and 2000. The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty, and therefore, no liability has been recognized in the consolidated balance sheets at March 31, 2005 or December 31, 2004.

It also remains possible that other parties may later pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company's financial statements.

7.  INCOME TAX MATTERS
----------------------

The Company has received the findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York income tax for the years ended December 31, 1999, 2000 and 2001. As per these findings, the Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and such penalties and interest continue to accrue) for the years under examination. The basis for this increase appears to be the Department's assertion that SB Financial Services Corp. and SB Portfolio Management Corp., wholly owned subsidiaries of the Bank that are organized and operate entirely in the State of Delaware, should be included in the Company's New York State consolidated franchise tax return.

The Company has replied in writing to the Department, stating that the Company disagrees with and disputes the Department's findings. The Company intends to vigorously contest any assessment based upon these findings through appropriate administrative procedures and, if necessary, court proceedings. No assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether tax will be assessed for years subsequent to December 31, 2001, the last year under the Department's field audit. At this time, management cannot estimate the likelihood of success on the merits on such assertions by the Department. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at March 31, 2005 or December 31, 2004 with respect to the outcome of this audit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes that, as of March 31, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's capital amounts (in thousands) and ratios are as follows:


                                                                                                         To Be Well-
                                                                             For Capital               Capitalized Under
                                                                               Adequacy                Prompt Corrective
                                                     Actual                    Purposes                Action Provisions
                                           ---------------------------------------------------------------------------------
                                                 Amount        Ratio        Amount        Ratio        Amount        Ratio
----------------------------------------------------------------------------------------------------------------------------
As of March 31, 2005:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                                $121,325         8.04%      $60,361         4.00%           N/A          N/A
    The Bank                                   $121,028         8.03%      $60,288         4.00%       $75,360        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                                $121,325        12.54%      $38,700         4.00%           N/A          N/A
    The Bank                                   $121,028        12.52%      $38,667         4.00%       $58,001        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                                $133,433        13.79%      $77,409         8.00%           N/A          N/A
    The Bank                                   $133,124        13.77%      $77,341         8.00%       $96,677       10.00%
----------------------------------------------------------------------------------------------------------------------------
As of March 31, 2004:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                                $112,489         7.85%      $57,319         4.00%           N/A          N/A
    The Bank                                   $111,732         7.80%      $57,298         4.00%       $71,623        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                                $112,489        12.33%      $36,493         4.00%           N/A          N/A
    The Bank                                   $111,732        12.25%      $36,484         4.00%       $54,726        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                                $123,722        13.56%      $72,992         8.00%           N/A          N/A
    The Bank                                   $122,965        13.48%      $72,976         8.00%       $91,220       10.00%
----------------------------------------------------------------------------------------------------------------------------


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - State Bancorp, Inc. (the "Company"), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiary P.W.B. Realty, L.L.C. ("PWB"), Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.



Financial performance of State Bancorp, Inc.                                            Over/
(dollars in thousands, except per share data)                                          (under)
As of or for the three months ended March 31,                 2005         2004          2004
----------------------------------------------------------------------------------------------
Revenue (1)                                                $15,959      $16,933            (6)%
Operating expenses                                          11,209       10,286             9
Provision for probable loan losses                           1,227        1,077            14
Net income                                                   2,649        3,895           (32)
Net income per share - diluted (2)                            0.28         0.42           (33)
Dividend payout ratio                                        51.7%        30.9%          2080 bp
Return on average total stockholders' equity                10.50%       16.12%          (562)
----------------------------------------------------------------------------------------------
Tier I leverage ratio                                        8.04%        7.85%            19 bp
Tier I capital ratio                                        12.54%       12.33%            21
Total capital ratio                                         13.79%       13.56%            23
----------------------------------------------------------------------------------------------

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.
(2) Retroactive recognition has been given for stock dividends.

As of March 31, 2005, the Company, on a consolidated basis, had total assets of approximately $1.5 billion, total deposits of approximately $1.2 billion and stockholders' equity of approximately $99.6 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through fifteen full-service branches in those counties and a lending center in Jericho, New York. The Bank's deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Additional credit services offered include commercial mortgage loans, construction mortgage loans, letters of credit, equipment leasing, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank's strategy of establishing and maintaining long-term customer relationships has contributed to the Bank's relatively stable core deposit base.

The Bank considers its business to be highly competitive in its market areas. The Bank vies with local, regional and national depository financial institutions and other businesses with respect to its lending services and in attracting deposits, including commercial banks, savings banks, insurance companies, credit unions, money market funds and affiliates of consumer goods manufacturers. Although the Bank is considerably smaller in size than many of these institutions operating in its market areas, it has demonstrated the ability to compete profitably with them.

The Bank's leasing activity has been primarily conducted by its wholly owned subsidiaries, NHPL, formed in 1979 to lease commercial equipment and SWLC, acquired in 2001 with a thirty year history of nationwide equipment leasing.

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

In 2004 the Bank entered into a joint venture with an established title agent and formed a title abstract agency, State Title Agency, LLC. This agency, majority owned by the Bank, provides an opportunity for the Bank to offer title insurance for commercial transactions. The agency is not significant in terms of either assets or contributions to the Company's results of operations.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single customer or very few customers. No material amount of deposits is obtained from a single depositor. The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its customers. The Bank's nature and conduct of business have remained substantially unchanged since year-end 2004.

The Company expects that compliance with provisions regulating environmental controls will have no effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 346 full-time and part-time officers and employees as of March 31, 2005.

The Company's Internet address is www.statebankofli.com. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Opportunities, Risks and Threats - Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance in future periods. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those discussed herein. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "is confident that" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory environment, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's primary trade area, accounting principles and guidelines and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing and services.

Intense competition in the Company's tri-county trade area continues unabated from a variety of new competitors through both de novo branching and acquisition. Management expects that the Company will continue to focus on careful expansion of the loan and lease portfolios, significant expense reduction initiatives and strategies to improve noninterest income generation. Management has announced that State Bank of Long Island expects to open its sixteenth branch facility in Westbury, Long Island later this year. This location is projected to provide excellent retail and commercial deposit potential and is also expected to assist in the growth of the commercial loan portfolio based upon its strategic location contiguous to an industrial park. During 2004, the Company expanded its staff of professional bankers in the areas of cash management sales, professional services deposit generation and commercial lending. Recent industry consolidation has provided the Company with the opportunity to add these experienced, relationship-oriented bankers to staff to support future growth and market penetration. Technology upgrades and new products will continue to be developed to support branch deposit growth and improve cross-selling efforts.

By following its long-standing philosophy of Measured, Orderly Growth, maintaining a "Customer First" attitude and adhering to the ideals contained in its mission statement that are continually reinforced by the Board of Directors and executive management team, the Company is hopeful that its application of a consistent standard of excellence will lead to productive results throughout 2005.

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

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                        LOAN PORTFOLIO AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

For the Period Ended     Loans(net of unearned income)     Allowance as a %
                              (in thousands)                of total loans
--------------------------------------------------------------------------------
            12/31/01                        $551,598                 1.68%
            12/31/02                        $620,384                 1.62%
            12/31/03                        $711,216                 1.51%
            12/31/04                        $778,191                 1.54%
             3/31/05                        $795,359                 1.62%


Management of the Company recognizes that, despite its best efforts to minimize risk through a rigorous credit review process, losses will occur. In times of economic slowdown, either regional or national, the risk inherent in the Company's loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in this evaluation include, but are not limited to, estimated losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and nonaccruals. The allowance for probable loan losses is available to absorb charge-offs from any loan category, while additions are made through the provision for probable loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for probable loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and nonperforming loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. Thus, an increase in the size of the loan portfolio, and the resulting possibility of increased losses inherent in that growth, or in any of its components could necessitate an increase in the allowance even though credit quality and problem loan totals may be improving.

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

The Company has received the findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York income tax for the years ended December 31, 1999, 2000 and 2001. As per these findings, the Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and such penalties and interest continue to accrue) for the years under examination. The basis for this increase appears to be the Department's assertion that SB Financial Services Corp. and SB Portfolio Management Corp., wholly owned subsidiaries of the Bank that are organized and operate entirely in the State of Delaware, should be included in the Company's New York State consolidated franchise tax return.

The Company has replied in writing to the Department, stating that the Company disagrees with and disputes the Department's findings. The Company intends to vigorously contest any assessment based upon these findings through appropriate administrative procedures and, if necessary, court proceedings. No assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether tax will be assessed for years subsequent to December 31, 2001, the last year under the Department's field audit. At this time, management cannot estimate the likelihood of success on the merits on such assertions by the Department. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at March 31, 2005 or December 31, 2004 with respect to the outcome of this audit.

Material Changes in Financial Condition - Total assets of the Company were $1.5 billion at March 31, 2005. When compared to December 31, 2004, total assets increased by $41 million or 3%. The increase was primarily attributable to growth in both the investment and loan portfolios, cash and due from banks and the receivable for sales of securities of $30 million, $16 million, $11 million and $4 million, respectively. These were partially offset by a decline in overnight securities purchased under agreements to resell of $21 million. The growth in the investment portfolio resulted primarily from increases in U.S. Government Agency and short-term tax-exempt municipal securities, while the primary factors contributing to the growth in the loan portfolio were increases in commercial loans and commercial mortgages.

At March 31, 2005, total deposits were $1.2 billion, a decrease of $91 million or 7% when compared to December 31, 2004. This decline was largely attributable to a fall in time deposits of $107 million, with time certificates of deposit of $100,000 or more, brokered time deposits and other time deposits decreasing $68 million, $34 million and $5 million, respectively, as the Company utilized lower-cost short-term borrowings for funding purposes. Partially offsetting the decline in time deposits were increases in demand and savings deposits of $13 million and $3 million, respectively. Growth in the money fund and regular savings components of total savings of $38 million and $5 million, respectively, were offset by a $40 million decline in Super NOW deposits. Core deposit balances, consisting of demand, savings, money fund and Super NOW deposits, represented approximately 82% of total deposits at March 31, 2005 compared to 75% at year-end 2004. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost time deposits. Short-term borrowed funds, primarily securities sold under agreements to repurchase and Federal Home Loan Bank of New York ("FHLB") advances, were $137 million, an increase of $105 million from December 31, 2004.

Average interest-earning assets for the first quarter of 2005 were up by $66 million or 5% to $1.4 billion from the comparable 2004 period. This was largely the result of a $76 million or 11% increase in average loans, primarily commercial loans and commercial mortgages, partially offset by a $15 million or 3% decrease in average investment securities. Declines in mortgage-backed and short-term tax-exempt municipal securities of $35 million and $14 million, respectively, were offset by an increase in U.S. Government Agency securities of $42 million. In addition, average money market instruments rose by $5 million.

Funding the first quarter growth in average interest-earning assets was an increase in average core deposits. Average core deposits increased $72 million or 8% during the first quarter of 2005 as compared to the same period in 2004, reflecting increases in average demand deposits and savings deposits of 14% and 5%, respectively. Average short-term borrowed funds fell $10 million during the first quarter of 2005 as compared to the same period in the prior year primarily attributable to decreases in securities sold under agreements to repurchase and Federal funds purchased.

These activities resulted in a first quarter fully taxable equivalent ("FTE") net interest margin of 4.29%, up from 4.02% one year ago. This improvement was the result of a 76 basis point increase in the Company's FTE yield on interest-earning assets to 5.64%, somewhat offset by a 49 basis point increase in the Company's cost of funds to a weighted average rate of 1.34%. The higher cost of funds reflects the impact of short-term interest rate increases.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At March 31, 2005, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Throughout the year, the Company's capital grows by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders' equity amounted to $100 million at March 31, 2005, representing a $1 million (1%) decrease and a $2 million (2%) increase, respectively, from December 31 and March 31, 2004. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of March 31, 2005 and compares them to current regulatory guidelines and December 31 and March 31, 2004 actual results.


TABLE 2-1


                                                                                 Tier I Capital/            Total Capital/
                                                               Tier I              Risk-Weighted             Risk-Weighted
                                                             Leverage                     Assets                    Assets
                                                  --------------------    -----------------------    ----------------------
Regulatory Minimum                                        3.00%-4.00%                     4.00%                      8.00%

Ratios as of:

  March 31, 2005                                                8.04%                    12.54%                     13.79%
  December 31, 2004                                             7.82%                    12.46%                     13.71%
  March 31, 2004                                                7.85%                    12.33%                     13.56%

Regulatory Criteria for a
"Well-Capitalized" Institution                                  5.00%                     6.00%                     10.00%



Management strives to provide stockholders with a competitive return on their investment in the Company. During 2004, the Company's Board of Directors (the "Board") paid a 5% stock dividend, the 35th consecutive year that it has paid a stock dividend. In addition, for the first three months of 2005, the Board declared a $0.15 per share cash dividend on the Company's common stock.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                    CASH DIVIDENDS AND DIVIDEND PAYOUT RATIOS

For the Period Ended              Dividends            Payout ratio
--------------------------------------------------------------------------------
            12/31/01             $4,197,162                  38.79%
            12/31/02             $4,414,379                  39.06%
            12/31/03             $4,647,399                  38.68%
            12/31/04             $5,214,318                  38.98%
             3/31/05             $1,368,550                  51.66%


The Company did not repurchase any common shares during the first quarter of 2005. Since 1998, a total of 925,995 shares of Company stock have been repurchased at an average cost of $16.70 per share. Under the Board's existing authorization, an additional 574,005 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share.

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. During the first quarter of 2005, the weighted-average rate on all trust preferred securities was 5.74%.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2005 and 2004, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $276 million and $236 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2005 and 2004, the Bank had letters of credit outstanding of approximately $13 million and $15 million, respectively. At March 31, 2005, the uncollateralized portion was approximately $3 million.

The Bank's use of derivative financial instruments, i.e. interest rate swaps, exposes it to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. At March 31, 2005 and 2004, the Bank was party to two interest rate swap agreements to manage its exposure to fluctuations in interest rates on $50 million of variable rate commercial loans. Effective April 20, 2005, the Bank terminated its two existing prime-based interest rate swap agreements because its interest rate sensitivity position is now closer to neutral and the Bank no longer has the same interest rate exposure as it did when the swaps were entered into in September 2003. The cost to unwind the swap agreements totaled $899,000. This amount, net of taxes of $359,241, to be included in Accumulated Other Comprehensive Income (Loss), will be reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2005, $1.9 million; in 2006, $2.1 million; in 2007, $2.1 million; in 2008, $2.1 million; in 2009, $1.9 million; and the remainder to 2014, $3.9 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the first quarter of 2005, the Company's liquidity position remained stable and well within acceptable industry standards. During the first quarter of 2005, the level of core deposits, calls of U.S. Government Agency securities and paydowns on mortgage-backed securities provided a source of readily available funds to meet general liquidity needs. In addition, at March 31, 2005, the Company had access to approximately $125 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years. At March 31, 2005, the Company also had approximately $10 million in formal and $47 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. Approximately $87 million and $7 million were drawn under the Company's lines of credit with FHLB and correspondent banks, respectively, at March 31, 2005.

Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of March 31, 2005.




                                                                   Payments due by period (in thousands)
                                              --------------------------------------------------------------------------------------
                                                                   Less than                                              More than
Contractual obligations                              Total            1 year       1 - 3 years       3 - 5 years            5 years
--------------------------------------------- ------------- ----------------- ----------------- ----------------- ------------------

Leases covering various Bank equipment,
branches, office space and land                    $14,032            $1,936            $4,202            $3,951             $3,943

Federal funds purchased                              6,500             6,500                 -                 -                  -

Securities sold under agreements to
repurchase                                          43,307            43,307                 -                 -                  -

Federal Home Loan Bank of New York
overnight and term borrowings                       87,000            87,000                 -                 -                  -

Obligations under equipment lease financing            220               124                96                 -                  -

Junior subordinated debentures                      20,620                 -                 -                 -             20,620
                                              ------------- ----------------- ----------------- ----------------- ------------------
                                                  $171,679          $138,867            $4,298            $3,951            $24,563
                                              ------------- ----------------- ----------------- ----------------- ------------------

Material Changes in Results of Operations for the Three Months Ended March 31, 2005 versus 2004 - Net income for the three months ended March 31, 2005 was $2.6 million, a decrease of $1.2 million or 32.0%, when compared to the same 2004 period, principally as a result of lower net security gains. The $2.5 million decline in net security gains reflects sales of long-term municipal notes during the first quarter of 2004, undertaken as a result of the fall in interest rates. In addition to the decline in net security gains, the Company also reported decreases in service charges on deposit accounts and other operating income, along with increases in the provision for probable loan losses and total operating expenses. These were partially offset by an improvement in net interest income (up $1.5 million), an increase in income from bank owned life insurance and a reduction in the provision for income taxes. Diluted earnings per common share were $0.28 in 2005 and $0.42 in 2004. The Company's returns on average assets and stockholders' equity were 0.71% and 10.50% in 2005 and 1.09% and 16.12% in 2004, respectively.

As shown in Table 2-2 following this discussion, net interest income increased by 11.4% to $14.7 million as the result of a 5% or $66 million increase in average interest-earning assets. The increase in average interest-earning assets was largely the result of an 11% increase in average loans, primarily commercial loans and commercial mortgages, partially offset by a $15 million or 3% decrease in average investment securities. Declines in mortgage-backed and short-term tax-exempt municipal securities of $35 million and $14 million, respectively, were partially offset by an increase in U.S. Government Agency securities of $42 million.

Growth in commercial loans, commercial mortgages and leases resulted in a $76 million increase in average loans outstanding during 2005. The newer branch locations in both Nassau and Queens Counties continue to provide opportunities for the Company to further increase the loan portfolio. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the Bank's web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

Funding the growth in average interest-earning assets during the first three months of 2005, as compared to the same 2004 period, was a higher level of average core deposits. The lower-cost core deposit balances, comprised of demand, savings, money fund and Super NOW accounts, increased $72 million or 8% during 2005 and provided funding at an average cost of 97 basis points. This has enabled the Company to reduce its dependence on higher-cost borrowed funds and time deposits, including brokered deposits.

These activities resulted in a first quarter fully taxable equivalent ("FTE") net interest margin of 4.29%, up from 4.02% one year ago. This improvement was the result of a 76 basis point increase in the Company's FTE yield on interest-earning assets to 5.64%, somewhat offset by a 49 basis point increase in the Company's cost of funds to a weighted average rate of 1.34%. The higher cost of funds reflects the impact of short-term interest rate increases.

Total noninterest income declined $2.5 million or 67.2% for the first three months of 2005 as compared to 2004, principally due to lower net security gains. The $2.5 million decline in net security gains reflects sales of long-term municipal notes during the first quarter of 2004, undertaken as a result of that period's fall in interest rates. In addition to the decline in net security gains, there were also decreases in service charges on deposit accounts (down 11.1%) due to improved management of balances by corporate customers and other operating income (down 7.8%) as the result of reductions in letter of credit and foreign exchange fees. These were partially offset by an increase in income from bank owned life insurance due to the timing of this asset purchase during the middle of 2004's first quarter.


Revenue of State Bancorp, Inc.                                                      Over/
(dollars in thousands)                                                             (under)
For the three months ended March 31,                       2005        2004          2004
------------------------------------------------------------------------------------------
Net interest income                                     $14,744     $13,230            11 %
Service charges on deposit accounts                         497         559           (11)
Net security gains                                          103       2,622           (96)
Income from bank owned life insurance                       256         133            92
Other operating income                                      359         389            (8)
------------------------------------------------------------------------------------------
Total revenue                                           $15,959     $16,933            (6)%
------------------------------------------------------------------------------------------

The 9.0% rise in total operating expenses during the first three months of 2005 as compared to 2004 was primarily due to increases in salaries and other employee benefits, occupancy, legal, marketing and advertising and audit and assessment. Salaries and other employee benefits (up 8.6%) rose as the result of growth in staff coupled with higher medical and pension costs. The increase in staff resulted primarily from the establishment of a Professional Services Group ("PSG") in May 2004 and the addition of several lending officers in early 2005. Occupancy costs increased by 28.1% to $1.3 million as the result of several factors: most notably additional office space in our County Seat location and in New York City, primarily for PSG; higher utility costs; and increased maintenance costs related to snow removal in 2005. Legal expenses increased during 2005 as the result of an increase in costs at the Bank's leasing subsidiary. Legal expenses associated with ongoing litigation previously disclosed in the Company's filings with the Securities and Exchange Commission and as discussed in detail in Part II, Item 1 herein related to a former deposit customer, Island Mortgage Network and its affiliates ("IMN"), for the first quarter of 2005 were comparable to those incurred during the first quarter of 2004. The Company will continue to incur costs related to the IMN litigation.

Marketing and advertising expenses increased by 25.4% due to higher costs associated with various Bank product promotions. Audit and assessment expenses increased significantly (up 99.8%) due solely to costs required to comply with the Sarbanes-Oxley Act of 2002. Somewhat offsetting the foregoing cost increases were improvements in several expense categories. Equipment expenses declined 11.2% as the result of lower depreciation and equipment maintenance costs. Credit and collection fees declined 40.1% due to the continued reduction in the number and amount of nonperforming assets in 2005. Other operating expenses decreased by 3.2% during 2005 to $1.4 million as the result of the final amortization of costs associated with previously opened branches during the fourth quarter of 2004.


Operating expenses of State Bancorp, Inc.                                         Over/
(dollars in thousands)                                                           (under)
For the three months ended March 31,                       2005      2004          2004
----------------------------------------------------------------------------------------
Salaries and other employee benefits                     $6,496    $5,981             9 %
Occupancy                                                 1,262       986            28
Equipment                                                   327       369           (11)
Legal                                                       925       846             9
Marketing and advertising                                   274       218            26
Credit and collection                                       165       275           (40)
Audit and assessment                                        388       194           100
Other operating expenses                                  1,372     1,417            (3)
----------------------------------------------------------------------------------------
Total operating expenses                                $11,209   $10,286             9 %
----------------------------------------------------------------------------------------

The above factors resulted in a modestly improved operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 68.9% for the first three months of 2005 as compared to 70.3% in 2004. The Company's other measure of expense control, the ratio of total operating expenses to average total assets, increased during the first three months of 2005 to 3.01% from a level of 2.87% in 2004.

Income tax expense declined $801 thousand for the first three months of 2005 as compared to 2004. The Company's effective tax rate declined to 24.8% from 30.1% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $8 million at March 31, 2005 and December 31, 2004 and represented a $2 million decrease from March 31, 2004. The reduction in nonperforming assets compared to March 31, 2004 was primarily the result of aggressive workout, collection and charge-off efforts. The Company held one commercial property as other real estate owned totaling $3 million at March 31, 2005, December 31, 2004 and March 31, 2004. Management of the Company anticipates that this property will be sold with no material impact on the Company's financial statements. At March 31, 2005, December 31, 2004 and March 31, 2004, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $66 thousand at March 31, 2005, reflecting decreases of $23 thousand and $30 thousand, respectively, when compared to year-end 2004 and March 31, 2004.

The allowance for probable loan losses amounted to $13 million or 1.6% of total loans at March 31, 2005 versus $12 million and 1.6%, respectively, at the comparable 2004 date. The allowance for probable loan losses as a percentage of nonaccrual loans and loans 90 days or more past due and still accruing, increased to 259% at March 31, 2005 from 224% at December 31, 2004 and from 157% one year ago.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                  TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

                       Total nonperforming assets         Allowance as a % of
For the Period Ended        (in thousands)            total nonperforming assets
--------------------   --------------------------     --------------------------
            12/31/01                       $8,920                      103.76%
            12/31/02                       $6,317                      159.03%
            12/31/03                      $11,316                       94.84%
            12/31/04                       $7,924                      151.69%
             3/31/05                       $7,571                      170.45%


The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first three months of 2005 and 2004 was $1.2 million and $1.1 million, respectively. Net loan charge-offs during the same periods were approximately $133 thousand and $576 thousand, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2005. Due to the uncertain nature of the factors cited above, management anticipates further loan charge-offs during the rest of 2005. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2

                          NET INTEREST INCOME ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                    2005                                    2004
                                                    -----------------------------------     ---------------------------------
                                                        Average                Average          Average              Average
                                                        Balance    Interest Yield/Cost          Balance  Interest Yield/Cost
                                                    -----------------------------------     ---------------------------------
ASSETS:
Interest-earning assets:
Securities (1)                                         $546,363      $5,555       4.12 %       $561,281    $4,564       3.27 %
Federal funds sold                                            -           -          -            1,000         2       0.80
Securities purchased under agreements to
  resell                                                 83,278         467       2.27           75,935       178       0.94
Interest-bearing deposits                                 4,791          25       2.12            6,415         6       0.38
Loans (2)                                               785,874      13,697       7.07          710,078    11,677       6.61
                                                    -----------------------------------     ---------------------------------
Total interest-earning assets                         1,420,306      19,744       5.64        1,354,709    16,427       4.88
                                                    -----------------------------------     ---------------------------------
Non-interest-earning assets                              89,083                                  84,537
                                                    ------------                            ------------
Total Assets                                         $1,509,389                              $1,439,246
                                                    ============                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                       $706,335       2,413       1.39         $672,240     1,160       0.69
Time deposits                                           281,898       1,470       2.11          279,285     1,202       1.73
                                                    -----------------------------------     ---------------------------------
Total savings and time deposits                         988,233       3,883       1.59          951,525     2,362       1.00
                                                    -----------------------------------     ---------------------------------
Federal funds purchased                                   7,288          47       2.62            8,902        25       1.13
Securities sold under agreements to
  repurchase                                              6,797          48       2.86           15,717        44       1.13
Other borrowed funds                                     61,524         419       2.76           61,151       193       1.27
Junior subordinated debentures                           20,620         316       6.22           20,000       247       4.97
                                                    -----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,084,462       4,713       1.76        1,057,295     2,871       1.09
                                                    -----------------------------------     ---------------------------------
Demand deposits                                         305,528                                 268,053
Other liabilities                                        17,037                                  16,718
                                                    ------------                            ------------
Total Liabilities                                     1,407,027                               1,342,066
Stockholders' Equity                                    102,362                                  97,180
                                                    ------------                            ------------
Total Liabilities and Stockholders' Equity           $1,509,389                              $1,439,246
                                                    ============                            ============
Net interest income/rate - tax-equivalent basis                      15,031       4.29 %                   13,556       4.02 %
                                                                            ===========                           ===========
Less tax-equivalent basis adjustment                                   (287)                                 (326)
                                                                ------------                            ----------
Net interest income                                                 $14,744                               $13,230
                                                                ============                            ==========

(1) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $244 and $279 in 2005 and 2004, respectively.

(2) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $43 and $47 in 2005 and 2004, respectively.

TABLE 2 - 3

                        ANALYSIS OF NONPERFORMING ASSETS
                   AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
           MARCH 31, 2005 VERSUS DECEMBER 31, 2004 AND MARCH 31, 2004
                             (DOLLARS IN THOUSANDS)



NONPERFORMING ASSETS BY TYPE:                                                          PERIOD ENDED:
-----------------------------                                   ---------------------------------------------------
                                                                 3/31/2005           12/31/2004           3/31/2004
                                                                ----------          -----------          ----------
Nonaccrual Loans                                                    $4,921              $5,274               $7,064
Other Real Estate Owned                                              2,650               2,650                2,650
                                                                 ----------          ----------           ----------
    Total Nonperforming Assets                                      $7,571              $7,924               $9,714
                                                                 ==========          ==========           ==========

Loans  90  Days  or  More  Past  Due
   and Still Accruing                                                  $66                 $89                  $96
Gross  Loans  Outstanding                                         $795,359            $778,191             $710,712
Total  Stockholders'  Equity                                       $99,594            $101,050              $98,027


ANALYSIS OF THE ALLOWANCE FOR
PROBABLE LOAN LOSSES:                                                                   QUARTER ENDED:
---------------------                                            ---------------------------------------------------
                                                                 3/31/2005           12/31/2004           3/31/2004
                                                                 ----------          ----------           ----------
Beginning Balance                                                  $12,020             $11,831              $10,732
Provision                                                            1,227               1,191                1,077
Net Charge-Offs                                                       (133)             (1,002)                (576)
Reclassification of reserve for off-balance sheet commitments (2)     (210)                  -                    -
                                                                 ----------          ----------           ----------
Ending Balance                                                     $12,904             $12,020              $11,233
                                                                 ==========          ==========           ==========


KEY  RATIOS:                                                                            PERIOD ENDED:
------------                                                     ---------------------------------------------------
                                                                 3/31/2005           12/31/2004           3/31/2004
                                                                 ----------          ----------           ----------
Allowance  as  a  %  of  Total  Loans                                 1.6%                1.5%                 1.6%

Nonaccrual Loans  as  a  %  of  Total  Loans                          0.6%                0.7%                 1.0%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                                  0.9%                1.0%                 1.4%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                                          262.2%              227.9%               159.0%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans and Loans 90 days or
   More Past Due and Still Accruing                                 258.8%              224.1%               156.9%


(1) Excludes loans 90 days or more past due and still accruing interest.

(2) At March 31, 2005, the allowance for off-balance sheet instruments, i.e. loan commitments, was reported as a component of other liabilities.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2004 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at March 31, 2005 compared to December 31, 2004. The following is an update of the discussion provided therein.

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

Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk, and is measured using financial modeling techniques including interest rate ramp and shock simulations to measure the impact of changes in interest rates on earnings for periods of up to two years. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company. Asset and liability management strategies may involve the use of various instruments such as interest rate swaps to hedge interest rate risk.

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

The Company's asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net income arising from up to +/- 200 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon.

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

The accompanying Table 3-1 sets forth the amounts of assets and liabilities outstanding as of March 31, 2005 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time frame was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability.

An asset-sensitive gap indicates an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap indicates the opposite. At March 31, 2005, the Company had a one-year cumulative asset-sensitivity gap of $151 million. In a rising rate environment, an asset-sensitive gap position generally indicates that increases in income from interest-bearing assets will outpace increases in expense associated with funding those assets. In addition, the Company's net interest margin and net income would improve under this scenario. Conversely, in a declining interest rate environment, the Company's cost of funds would decline more slowly than the yield on its rate-sensitive assets and would likely result in a contraction of net interest income.

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

TABLE 3 - 1

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                                 MARCH 31, 2005
                             (DOLLARS IN THOUSANDS)
                                                                             Sensitivity Time Horizon (1)
                                                    -------------------------------------------------------------------------------
                                                        0 - 6       6 - 12         1 - 5         Over    Noninterest-
                                                       Months       Months         Years     5  Years      Sensitive         Total
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE ASSETS:
Loans (net of unearned income) (2)                   $435,315      $29,032      $238,127      $87,964         $4,921      $795,359
Securities Purchased Under Agreements to Resell        20,000            -             -            -              -        20,000
Interest-Bearing Deposits                               3,773            -             -            -              -         3,773
Securities Held to Maturity                             5,000            -        14,993            -              -        19,993
Securities  Available  for  Sale (3)                   40,426       83,017       303,001      125,054          6,417       557,915
                                                    -------------------------------------------------------------------------------
             Total  Interest-Earning Assets           504,514      112,049       556,121      213,018         11,338     1,397,040
Unrealized Net Loss on Securities Available for Sale   (5,547)           -             -            -              -        (5,547)
Receivable - Securities Sales                           4,063            -             -            -              -         4,063
Noninterest-Bearing Cash and Due from Banks            40,505            -             -            -              -        40,505
All  Other  Assets (7)                                  7,029        9,068        19,739            -          6,527        42,363
                                                    -------------------------------------------------------------------------------
             Total  Assets                            550,564      121,117       575,860      213,018         17,865     1,478,424
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE LIABILITIES:
Savings  Accounts (4)                                  18,533       18,533       148,267      111,200              -       296,533
Money  Fund  and  NOW Accounts (5)                     45,268       30,268       242,295       45,574              -       363,405
Time  Deposits (6)                                    152,010       28,511        29,394          642              -       210,557
                                                    -------------------------------------------------------------------------------
             Total  Interest-Bearing Deposits         215,811       77,312       419,956      157,416              -       870,495
Federal Funds Purchased, Securities Sold Under
  Agreements to Repurchase and Other Borrowings       136,881           50            96            -              -       137,027
Junior Subordinated Debentures                         20,620            -             -            -              -        20,620
                                                    -------------------------------------------------------------------------------
             Total  Interest-Bearing  Liabilities     373,312       77,362       420,052      157,416              -     1,028,142
Payable - Securities Purchases                         31,648            -             -            -              -        31,648
All  Other  Liabilities,  Equity and Demand
  Deposits (7)                                         22,280       16,403       112,195      167,952         99,804       418,634
                                                    -------------------------------------------------------------------------------
             Total  Liabilities  and  Equity          427,240       93,765       532,247      325,368         99,804     1,478,424
                                                    -------------------------------------------------------------------------------
Cumulative Interest-Sensitivity Gap (8)              $123,324     $150,676      $194,289      $81,939            $ -
                                                    =================================================================
Cumulative Interest-Sensitivity Ratio (9)               128.9 %      128.9 %       118.4 %      105.9 %        100.0 %
Cumulative Interest-Sensitivity Gap as
   a % of Total Assets                                    8.3 %       10.2 %        13.1 %        5.5 %            - %

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

(5) Money fund accounts of individuals, partnerships and corporations and NOW accounts are assumed to decline at a rate of 16.7% per year over a six-year period and 5.9% per year over a seventeen-year period, respectively, based upon the nature of their historically stable core deposit relationships. Money fund accounts of municipalities are assumed to decline at a rate of 20% per year over a five-year period, except for short-term municipal deposits that are included in the 0 - 6 months category.

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


                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, State Bank of Long Island (the "Bank") has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of April 29, 2005 are as follows:

Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. On or about July 9, 2002, Broward's motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward's claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date.

Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York. On or about June 4, 2002, plaintiffs commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the Bank accounts maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage's alleged scheme to defraud plaintiffs and unjustly enrich defendants. Plaintiffs claim the following with respect to the Bank: 1) the Bank aided and abetted the allegedly fraudulent scheme perpetrated by Island Mortgage; 2) the Bank aided and abetted in a breach of the fiduciary duties an Island Mortgage affiliate allegedly owed to plaintiffs; and, 3) the Bank was negligent in failing to recognize and act on signs that Island Mortgage was allegedly misappropriating the funds plaintiffs advanced to Island Mortgage. Plaintiffs claim they are entitled to not less than $52 million, plus interest and punitive damages.

On January 31, 2005, the bankruptcy court ruled on the Bank's motion for summary judgment. The plaintiffs' claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. It is unknown at this time whether any of the plaintiffs will seek reconsideration of the summary judgment decision by the bankruptcy court or will seek to appeal the summary judgment decision to the district court.

Moritz, et al. v. National Settlement Services Corp., et al., Civil Action No. 3:00 CV 426 MU, Western District of North Carolina. The case has now been dismissed with prejudice.

The Bank is defending these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position.

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

The Company did not repurchase any of its common stock during the quarter.

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

     32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On January 21, 2005, the Company issued the earnings release for the period ended December 31, 2004.

On February 7, 2005, the Bank announced it had signed a lease on property located in Westbury, New York to house its sixteenth branch. The branch, currently under renovation, is due to open mid-year 2005.

On February 15, 2005, the Board of Directors of the Bank approved the recommendations of the Compensation Committee with respect to the base salary for 2005 (effective April 1, 2005) and the payment of cash bonuses to the Chief Executive Officer and to each of the four most highly compensated executive officers of the Company or the Bank in accordance with the Bank's Incentive Award Plan. On February 14, 2005 the Company's Stock Option Committee granted to those individuals stock options pursuant to the Company's 1999 Incentive Stock Option Plan and/or the Company's Stock Option Plan (2002).

On March 22, 2005, the Board of Directors of the Bank established the financial performance targets used in establishing awards under the Bank's Incentive Award Plan (the "Plan") for fiscal year 2005. The criteria are applicable to all participants under the Plan, including the chief executive officer ("CEO") and four other most highly compensated executive officers (the "named executive officers" or "NEOs") of the Company and the Bank.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               STATE BANCORP, INC.







5/10/05                                   s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







5/10/05                                   s/Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)