Form 10-Q
period 2005-06-30
STATE BANCORP INC
filed 2005-08-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2005

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________ .


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

                                 Yes X No _____


As of August 4, 2005, there were 11,025,828 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    FORM 10-Q
                                      INDEX
                                                                                  Page
  PART I

  Item 1. Condensed  Consolidated Balance Sheets - June 30, 2005 and December
          31, 2004 (Unaudited)                                                       1

          Condensed  Consolidated  Statements  of  Income  for the Three and Six
          Months Ended June 30, 2005 and 2004 (Unaudited)                            2

          Condensed  Consolidated  Statements  of Cash  Flows for the Six Months
          Ended June 30, 2005 and 2004 (Unaudited)                                   3

          Condensed   Consolidated   Statements  of  Stockholders'   Equity  and
          Comprehensive  Income  (Loss) for the Six Months Ended June 30, 2005
          and 2004 (Unaudited)                                                       4

          Notes to Unaudited Condensed Consolidated Financial Statements             5

  Item 2. Management's  Discussion  and Analysis of Financial  Condition and
          Results of Operations                                                     14

  Item 3. Quantitative  and Qualitative  Disclosure About Market Risk               30

  Item 4. Controls and Procedures                                                   33


  PART II

  Item 1. Legal Proceedings                                                         33
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds               34
  Item 3. Defaults upon Senior Securities - None                                   N/A
  Item 4. Submission of Matters to a Vote of Security Holders                       34
  Item 5. Other Information  - None                                                N/A
  Item 6. Exhibits and Reports on Form 8-K                                          35


  SIGNATURES                                                                        36

                                     PART I

                                     ITEM 1.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2005 AND DECEMBER 31, 2004 (UNAUDITED)

                                                                                     JUNE 30, 2005        DECEMBER 31, 2004
                                                                               --------------------    ---------------------
ASSETS:
CASH AND DUE FROM BANKS                                                                $54,557,236              $32,934,976
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                         25,000,000               41,000,000
                                                                               --------------------    ---------------------
TOTAL CASH AND CASH EQUIVALENTS                                                         79,557,236               73,934,976
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $14,993,250 IN 2005 AND $29,949,000 IN 2004)                                        14,993,193               29,990,384
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                               470,962,141              512,699,498
                                                                               --------------------    ---------------------
TOTAL SECURITIES                                                                       485,955,334              542,689,882
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $14,610,826 IN 2005 AND $12,020,443 IN 2004)                                      822,860,147              766,170,785
BANK PREMISES AND EQUIPMENT - NET                                                        6,044,797                6,491,365
BANK OWNED LIFE INSURANCE                                                               26,400,700               25,879,180
RECEIVABLE - SECURITIES SALES                                                            7,827,030                        -
OTHER ASSETS                                                                            23,114,706               22,124,779
                                                                               --------------------    ---------------------
TOTAL ASSETS                                                                        $1,451,759,950           $1,437,290,967
                                                                               ====================    =====================

LIABILITIES:
DEPOSITS:
  DEMAND                                                                              $304,568,483             $294,912,979
  SAVINGS                                                                              626,448,618              657,315,486
  TIME                                                                                 259,465,917              317,405,613
                                                                               --------------------    ---------------------
TOTAL DEPOSITS                                                                       1,190,483,018            1,269,634,078
FEDERAL FUNDS PURCHASED                                                                 17,000,000                        -
OTHER BORROWINGS                                                                        95,178,728               32,266,489
JUNIOR SUBORDINATED DEBENTURES                                                          20,620,000               20,620,000
PAYABLE - SECURITIES PURCHASES                                                          12,831,157                        -
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                           11,817,024               13,720,558
                                                                               --------------------    ---------------------
TOTAL LIABILITIES                                                                    1,347,929,927            1,336,241,125
                                                                               --------------------    ---------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                                -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 11,934,556 SHARES IN 2005
  AND 11,993,786 SHARES IN 2004; OUTSTANDING 11,000,016
  SHARES IN 2005 AND 10,882,592 SHARES IN 2004                                          59,672,780               49,974,110
SURPLUS                                                                                 55,370,646               63,014,247
RETAINED EARNINGS                                                                        6,913,532                4,008,970
TREASURY STOCK (934,540 SHARES IN 2005 AND 925,995 SHARES IN 2004)                     (15,656,236)             (15,468,528)
ACCUMULATED OTHER COMPREHENSIVE LOSS
  (NET OF TAXES OF ($1,418,748) IN 2005 AND ($323,915) IN 2004)                         (2,470,699)                (478,957)
                                                                               --------------------    ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                             103,830,023              101,049,842
                                                                               --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,451,759,950           $1,437,290,967
                                                                               ====================    =====================

See accompanying notes to unaudited condensed consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                  THREE MONTHS                              SIX MONTHS
                                                     ---------------------------------------    ------------------------------------
                                                                 2005                  2004                2005                2004
                                                     -----------------    ------------------    ----------------    ----------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS                                $15,128,732           $11,783,335         $28,782,985         $23,413,430
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                         257,904                67,915             724,571             247,841
SECURITIES HELD TO MATURITY:
 TAXABLE                                                      124,798               514,754             292,437             932,173
 TAX-EXEMPT                                                         -                   228                   -               1,060
SECURITIES AVAILABLE FOR SALE:
 TAXABLE                                                    4,095,030             4,141,831           8,657,504           7,330,496
 TAX-EXEMPT                                                   581,612               639,635           1,136,872           1,216,593
 DIVIDENDS                                                     68,205               110,078             118,443             217,338
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL INTEREST INCOME                                      20,256,281            17,257,776          39,712,812          33,358,931
                                                     -----------------    ------------------    ----------------    ----------------

INTEREST EXPENSE:
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE              886,859               581,016           2,018,666           1,109,167
OTHER DEPOSITS AND TEMPORARY BORROWINGS                     4,660,085             1,957,970           7,924,755           4,054,008
JUNIOR SUBORDINATED DEBENTURES                                344,315               248,391             660,349             495,422
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL INTEREST EXPENSE                                      5,891,259             2,787,377          10,603,770           5,658,597
                                                     -----------------    ------------------    ----------------    ----------------
NET INTEREST INCOME                                        14,365,022            14,470,399          29,109,042          27,700,334
PROVISION FOR PROBABLE LOAN LOSSES                          1,233,000             1,086,000           2,460,000           2,163,000
                                                     -----------------    ------------------    ----------------    ----------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                  13,132,022            13,384,399          26,649,042          25,537,334
                                                     -----------------    ------------------    ----------------    ----------------
NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS                           527,463               613,480           1,024,397           1,172,580
NET SECURITY GAINS (LOSSES)                                   847,348               (31,131)            949,902           2,590,440
INCOME FROM BANK OWNED LIFE INSURANCE                         265,205               260,894             521,520             393,913
OTHER OPERATING INCOME                                        440,903               461,827             800,096             851,383
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL NONINTEREST INCOME                                    2,080,919             1,305,070           3,295,915           5,008,316
                                                     -----------------    ------------------    ----------------    ----------------
INCOME BEFORE OPERATING EXPENSES                           15,212,941            14,689,469          29,944,957          30,545,650
                                                     -----------------    ------------------    ----------------    ----------------
OPERATING EXPENSES:
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                    6,428,427             5,772,454          12,924,512          11,753,320
OCCUPANCY                                                   1,142,925               978,667           2,405,497           1,964,429
EQUIPMENT                                                     377,393               363,982             704,928             732,936
LEGAL                                                         916,212               917,361           1,840,784           1,763,213
MARKETING AND ADVERTISING                                     265,569               216,004             539,141             434,089
CREDIT AND COLLECTION                                         176,191               170,157             340,951             445,205
AUDIT AND ASSESSMENT                                          391,209               186,481             778,993             380,606
OTHER  OPERATING  EXPENSES                                  1,376,303             1,372,742           2,748,107           2,789,987
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL OPERATING EXPENSES                                   11,074,229             9,977,848          22,282,913          20,263,785
                                                     -----------------    ------------------    ----------------    ----------------
INCOME BEFORE INCOME TAXES                                  4,138,712             4,711,621           7,662,044          10,281,865
PROVISION FOR INCOME TAXES                                  1,129,627             1,346,731           2,003,795           3,021,949
                                                     -----------------    ------------------    ----------------    ----------------
NET INCOME                                                 $3,009,085            $3,364,890          $5,658,249          $7,259,916
----------
                                                     =================    ==================    ================    ================
BASIC EARNINGS PER COMMON SHARE                                 $0.27                 $0.31               $0.52               $0.67
DILUTED EARNINGS PER COMMON SHARE                               $0.27                 $0.30               $0.50               $0.65
CASH DIVIDENDS PAID PER COMMON SHARE                            $0.13                 $0.11               $0.25               $0.22
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                  10,990,265            10,812,494          10,963,947          10,813,363
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                11,284,069            11,216,300          11,326,513          11,182,950

See accompanying notes to unaudited condensed consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                                      2005                 2004
                                                                                           ----------------      ---------------
OPERATING ACTIVITIES:
  NET INCOME                                                                                    $5,658,249           $7,259,916
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                           2,460,000            2,163,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                   762,702              759,893
    AMORTIZATION OF INTANGIBLES                                                                     18,068               18,069
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                    1,809,290            3,044,747
    NET SECURITY GAINS                                                                            (949,902)          (2,590,440)
    INCOME FROM BANK OWNED LIFE INSURANCE                                                         (521,520)            (393,913)
    INCREASE IN OTHER ASSETS                                                                      (294,793)          (2,239,491)
    DECREASE IN ACCRUED EXPENSES, TAXES AND OTHER  LIABILITIES                                  (1,928,374)            (107,936)
                                                                                           ----------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                        7,013,720            7,913,845
                                                                                           ----------------      ---------------
INVESTING ACTIVITIES:
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                       19,997,544           15,051,400
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                         156,015,645           85,984,669
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                     79,558,981          139,261,679
  PURCHASES OF SECURITIES HELD TO MATURITY                                                      (5,000,000)         (54,987,500)
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                  (192,397,827)        (245,130,205)
  INCREASE IN LOANS - NET                                                                      (59,149,362)         (22,798,463)
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                  (316,133)            (298,604)
  INCREASE IN BANK OWNED LIFE INSURANCE                                                                  -          (25,000,000)
                                                                                           ----------------      ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                           (1,291,152)        (107,917,024)
                                                                                           ----------------      ---------------
FINANCING ACTIVITIES:
  DECREASE IN DEMAND AND SAVINGS DEPOSITS                                                      (21,211,364)        (154,762,051)
  DECREASE IN TIME DEPOSITS                                                                    (57,939,696)         (14,561,043)
  INCREASE IN FEDERAL FUNDS PURCHASED                                                           17,000,000           15,000,000
  INCREASE IN SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                             -           85,304,853
  INCREASE IN OTHER BORROWINGS                                                                  62,912,239           71,626,986
  CASH DIVIDENDS PAID                                                                           (2,728,848)          (2,399,727)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                   1,614,624            1,162,708
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                            440,445              387,763
  PURCHASES OF TREASURY STOCK                                                                     (187,708)          (1,521,863)
                                                                                           ----------------      ---------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                               (100,308)             237,626
                                                                                           ----------------      ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             5,622,260          (99,765,553)
CASH AND CASH EQUIVALENTS - JANUARY 1                                                           73,934,976          147,762,269
                                                                                           ----------------      ---------------
CASH AND CASH EQUIVALENTS - JUNE 30                                                            $79,557,236          $47,996,716
                                                                                           ================      ===============
SUPPLEMENTAL DATA:
     INTEREST PAID                                                                             $10,818,848           $5,364,193
     INCOME TAXES PAID                                                                          $2,181,205           $3,481,634
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                    ($2,704,943)         ($9,278,753)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END                                          $1,385,138           $1,297,302

See accompanying notes to unaudited condensed consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
           FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

                                                                                           ACCUMULATED
                                                                                              OTHER          TOTAL        COMPRE-
                                                                                             COMPRE-         STOCK-       HENSIVE
                                        COMMON                   RETAINED     TREASURY       HENSIVE        HOLDERS'      INCOME
                                          STOCK      SURPLUS     EARNINGS        STOCK    INCOME (LOSS)      EQUITY       (LOSS)
                                     -----------------------------------------------------------------------------------------------
BALANCE,  JANUARY 1,  2005            $49,974,110   $63,014,247  $4,008,970  ($15,468,528)     ($478,957)  $101,049,842
COMPREHENSIVE INCOME:
NET INCOME                                      -             -   5,658,249             -              -      5,658,249  $5,658,249
                                                                                                                        ------------
OTHER COMPREHENSIVE LOSS,
  NET OF TAX:
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD (1)                 -             -           -             -              -                 (1,140,375)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME (2)                    -             -           -             -              -                   (622,235)
CASH FLOW HEDGES (3)                            -             -           -             -              -                   (229,132)
                                                                                                                        ------------
TOTAL OTHER
  COMPREHENSIVE LOSS                            -             -           -             -     (1,991,742)    (1,991,742) (1,991,742)
                                                                                                                        ------------
TOTAL COMPREHENSIVE
  INCOME                                        -             -           -             -              -                 $3,666,507
                                                                                                                        ============
CASH DIVIDEND
  ($0.25 PER SHARE)                             -             -  (2,753,687)            -              -     (2,753,687)
6 FOR 5 STOCK SPLIT (1,832,949
  SHARES AT $5.00 PAR VALUE)            9,164,745    (9,164,745)          -             -              -              -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (65,158 SHARES AT
  95% OF MARKET VALUE)                    325,790     1,288,834           -             -              -      1,614,624
STOCK OPTIONS EXERCISED                   208,135       232,310           -             -              -        440,445
TREASURY STOCK PURCHASED                        -             -           -      (187,708)             -       (187,708)
                                     -----------------------------------------------------------------------------------
BALANCE,  JUNE 30, 2005               $59,672,780   $55,370,646  $6,913,532  ($15,656,236)   ($2,470,699)  $103,830,023
                                     ===================================================================================
BALANCE,  JANUARY 1,  2004            $46,889,775   $53,544,877  $5,189,907  ($13,481,356)    $2,568,319    $94,711,522
COMPREHENSIVE INCOME:
NET INCOME                                      -             -   7,259,916             -              -      7,259,916  $7,259,916
                                                                                                                        ------------
OTHER COMPREHENSIVE LOSS,
  NET OF TAX:
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD (1)                 -             -           -             -              -                 (4,335,932)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME (2)                    -             -           -             -              -                 (1,681,695)
CASH FLOW HEDGES (3)                            -             -           -             -              -                   (585,549)
                                                                                                                        ------------
TOTAL OTHER
  COMPREHENSIVE LOSS                            -             -           -             -     (6,603,176)    (6,603,176) (6,603,176)
                                                                                                                        ------------
TOTAL COMPREHENSIVE
  INCOME                                        -             -           -             -              -                   $656,740
                                                                                                                        ============
CASH DIVIDEND
   ($0.23 PER SHARE)                            -             -  (2,500,958)            -              -     (2,500,958)
5% STOCK DIVIDEND (427,776
   SHARES AT MARKET VALUE)              2,138,880     7,203,748  (9,342,628)            -              -              -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (51,130 SHARES AT
  95% OF MARKET VALUE)                    255,650       907,058           -             -              -      1,162,708
STOCK OPTIONS EXERCISED                   213,010       174,753           -             -              -        387,763
TREASURY STOCK PURCHASED                        -             -           -    (1,521,863)             -     (1,521,863)
                                     -----------------------------------------------------------------------------------
BALANCE,  JUNE 30, 2004               $49,497,315   $61,830,436    $606,237  ($15,003,219)   ($4,034,857)   $92,895,912
                                     ===================================================================================

(1) Net of taxes of ($614,666) and ($2,362,381) in 2005 and 2004, respectively.
(2) Net of taxes of $327,667 and $908,745 in 2005 and 2004, respectively.
(3) Net of taxes of ($152,500) and ($389,717) in 2005 and 2004, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

State Bancorp, Inc. (the "Company"), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiaries, P.W.B. Realty, L.L.C. ("PWB") and State Title Agency, LLC, Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, its condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2004, its condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2004 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

Accounting for Stock Options

The Company accounts for stock-based compensation using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company discloses the pro forma effects of accounting for stock-based compensation using the fair value method.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of this Statement to the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the Statement). The Company's management is in the process of evaluating the impact of applying SFAS No. 123(R) on the Company's financial statements.

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

For the Six Months Ended June 30,                                           2005           2004
------------------------------------------------------------------------------------------------

Net income, as reported                                               $5,658,249     $7,259,916

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                  (254,802)      (192,620)
                                                                   -----------------------------
Pro forma net income                                                  $5,403,447     $7,067,296
                                                                   =============================
Earnings per share:
Basic - as reported                                                        $0.52          $0.67
Basic - pro forma                                                          $0.49          $0.65
Diluted - as reported                                                      $0.50          $0.65
Diluted - pro forma                                                        $0.48          $0.63

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
Expected life of options                                              7.3 years        7.3 years

Accounting for Derivative Financial Instruments

During the second quarter of 2005, the Bank executed a customer interest rate swap transaction together with an offsetting interest rate swap transaction with an institutional dealer. Both swaps are marked to market with changes in fair value recognized in earnings as noninterest income. For the six months ended June 30, 2005,this income was not material to the financial statements. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk.

The Company does not hold any derivative financial instruments for trading purposes.

At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($440,423), inclusive of accrued interest of $17,944, contained within other assets in the consolidated balance sheets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position. The cost to unwind the swap agreements totaled $899,000. This amount, net of taxes of $359,241, included in accumulated other comprehensive income (loss), will be reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the six months ended June 30, 2005 and 2004, the Company recognized interest income net of expenses associated with unwinding the swap agreements of $10,118 and $508,083, respectively, under the agreements.

Accounting for Bank Owned Life Insurance

In February 2004, the Bank purchased bank owned life insurance as a mechanism for funding current and future employee benefit costs. The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other operating income. As of June 30, 2005, the cash surrender value of this asset was $26 million.

2.  STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2005.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the quarter, the Company repurchased 8,545 common shares at an average price of $21.97 per share.

The Company's Board of Directors (the "Board") declared a 6 for 5 stock split at their May 24, 2005 meeting. The stock split was paid on July 8, 2005 to stockholders of record as of June 17, 2005.

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

For the Six Months Ended June 30,                                                                2005                         2004
---------------------------------                                                                ----                         ----

Net income                                                                                 $5,658,249                   $7,259,916

Average dilutive stock options outstanding                                                    958,004                      892,858

Average exercise price per share                                                               $10.89                        $9.45

Average market price                                                                           $20.53                       $19.07

Weighted average common shares outstanding                                                 10,963,947                   10,813,363

Increase in shares due to exercise of options - diluted basis                                 362,566                      369,587
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                              11,326,513                   11,182,950
                                                                                           ==========                   ==========

Net income per share - basic                                                                    $0.52                        $0.67
                                                                                                =====                        =====

Net income per share - diluted                                                                  $0.50                        $0.65
                                                                                                =====                        =====

4.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at June 30, 2005 and December 31, 2004 are as follows:

                                                                                  Gross             Gross
                                                           Amortized         Unrealized        Unrealized        Estimated
                                                                Cost              Gains            Losses       Fair Value
---------------------------------------------------------------------------------------------------------------------------
June 30, 2005
Securities held to maturity:
Government Agency securities                             $14,993,193                $57                 -      $14,993,250
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                              57,397,049             70,899           (50,452)      57,417,496
Government Agency securities                             191,684,560              5,594          (922,808)     190,767,346
Corporate securities                                      24,535,712                873          (146,021)      24,390,564
Mortgage-backed securities and
collateralized mortgage obligations                      200,394,267            274,219        (2,281,751)     198,386,735
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                      474,011,588            351,585        (3,401,032)     470,962,141
---------------------------------------------------------------------------------------------------------------------------
Total securities                                        $489,004,781           $351,642       ($3,401,032)    $485,955,391
---------------------------------------------------------------------------------------------------------------------------
December 31, 2004
Securities held to maturity:
Government Agency securities                             $29,990,384                  -          ($41,384)     $29,949,000
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                              53,247,451            644,097          (311,301)      53,580,247
Government Agency securities                             162,313,981            165,974          (481,537)     161,998,418
Corporate securities                                      38,321,076             25,000          (142,733)      38,203,343
Mortgage-backed securities and
collateralized mortgage obligations                      259,161,494          1,108,459        (1,352,463)     258,917,490
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                      513,044,002          1,943,530        (2,288,034)     512,699,498
---------------------------------------------------------------------------------------------------------------------------
Total securities                                        $543,034,386         $1,943,530       ($2,329,418)    $542,648,498
---------------------------------------------------------------------------------------------------------------------------

In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provides guidance for evaluating whether an investment is other-than-temporarily impaired and was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, the guidance contained in paragraphs 10-20 of this Issue has been delayed by FASB Staff Position ("FSP") EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 was to have been superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed FSP would have provided implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment. The disclosures continue to be effective for the Company's financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but intends to issue FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". FSP FAS 115-1 will supersede EITF 03-1 and replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing FASB, SEC and EITF other-than-temporary impairment guidance. While the Company's management does not expect FSP 115-1 to have a material impact on the Company's consolidated financial statements, the impact, if any, cannot be fully assessed until the final guidance is issued.

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2005, there were no other-than-temporary impairments of the Company's investment securities.

Information pertaining to securities with gross unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

                                                 Less than 12 Months         12 Months or Longer                  Total
                                          ----------------------------------------------------------------------------------------
                                                  Gross                        Gross                       Gross
                                             Unrealized      Estimated    Unrealized    Estimated     Unrealized         Estimated
                                                 Losses     Fair Value        Losses   Fair Value         Losses        Fair Value
----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
None
-----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                   ($50,452)    $13,335,787            -             -      ($50,452)      $13,335,787
Government Agency securities                   (693,072)    131,758,021     (229,736)   34,005,500      (922,808)      165,763,521
Corporate securities                            (33,508)      2,204,000     (112,513)    9,950,000      (146,021)       12,154,000
Mortgage-backed securities and
collateralized mortgage obligations          (1,080,352)    106,944,747   (1,201,399)   71,622,587    (2,281,751)      178,567,334
-----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale          (1,857,384)    254,242,555   (1,543,648)  115,578,087    (3,401,032)      369,820,642
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                            ($1,857,384)   $254,242,555  ($1,543,648) $115,578,087   ($3,401,032)     $369,820,642
===================================================================================================================================

The securities that have been in a continuous loss position for 12 months or longer in the table above may be categorized as either: (1) adjustable rate mortgage-backed securities totaling $23,146,575, (2) fixed rate mortgage-backed securities totaling $48,476,012, (3) adjustable rate U.S. Government Agency securities totaling $34,005,500 or (4) fixed rate corporate debt securities totaling $9,950,000.

The market value, and therefore the loss position, for each type of security respond differently to market conditions. In management's opinion, those market conditions are temporary in nature and provide the basis for the Company's belief that the declines are temporary. The adjustable rate securities have coupons that reset at some pre-determined point to the then current market rates. When the coupon is reset to current market rates, the security's market value also resets, reflecting a current market value and therefore, in all likelihood, removing any loss conditions.

The market value for fixed rate securities changes inversely with changes in interest rates. When interest rates are falling, the market value of fixed rate securities will appreciate, whereas in a rising interest rate environment, the market value of fixed rate securities will depreciate. The market value of fixed rate securities is also affected with the passage of time. The closer a fixed rate security approaches its maturity date, the closer the market value of the security approaches par value.

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

The securities that have been in a continuous loss position for 12 months or longer in the prior table were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable rate securities to reset their coupons at higher levels and therefore their market values will increase to reflect the higher coupons. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. The Company anticipates a reduction in prepayments on the fixed rate mortgage-backed securities. The reduced cash flow would increase the yield and the market value should reflect the higher yield. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security's ultimate value at maturity.

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

5.  LOANS

The recorded investment in loans that are considered to be impaired, for the quarter ended June 30, 2005 and for the year ended December 31, 2004, is summarized below.

                                                                                  For the Quarter Ended         For the Year Ended
                                                                                          June 30, 2005          December 31, 2004
                                                                                          -------------          -----------------

Amount measured using the present value of expected future
cash flows, discounted at each loan's effective interest rate                                         -                          -

Impaired collateral-dependent loans                                                          $1,855,000                 $3,275.403
                                                                                             ----------                 ----------
Total amount evaluated as impaired                                                           $1,855,000                 $3,275,403
                                                                                             ==========                 ==========
Average impaired loan balance                                                                $1,620,154                 $4,579,424
                                                                                             ==========                 ==========

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,039,000 and $1,492,000 was established for $1,855,000 and $3,275,403 of the total impaired loans at June 30, 2005 and December 31, 2004, respectively. Interest income of $46,691 and $28,765 was recognized on impaired loans for the six months ended June 30, 2005 and 2004, respectively, while interest income of $46,691 and $8,631 was recognized on impaired loans for the three months ended June 30, 2005 and 2004, respectively.

Activity in the allowance for probable loan losses for the six months ended June 30, 2005 and 2004 is as follows:

                                                                                                2005                   2004
                                                                                   ------------------   --------------------
Balance, January 1                                                                       $12,020,443            $10,732,078
Provision charged to income                                                                2,460,000              2,163,000
Charge-offs, net of recoveries of $758,526 in 2005 and $79,600 in 2004                       272,435             (1,852,785)
Reclassification of reserve for off-balance sheet commitments (1)                           (142,052)                     -
                                                                                   ------------------   --------------------
Balance, June 30                                                                         $14,610,826            $11,042,293
                                                                                   ==================   ====================

(1) At June 30, 2005, the allowance for off-balance sheet instruments, i.e. loan commitments, was reported as a component of other liabilities.

6.  LEGAL PROCEEDINGS

The Bank is involved in a number of legal proceedings related to Island Mortgage Network, Inc. and certain related entities ("IMN"), which held deposit accounts at the Bank during portions of 1999 and 2000. The Bank will continue to defend these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty, and therefore, no liability has been recognized in the consolidated balance sheets at June 30, 2005 or December 31, 2004 because the potential liability is not both probable and estimable.

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

7.  INCOME TAX MATTERS

The Company has received preliminary findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and interest continues to accrue) for the years under examination. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,530,000, the Company's net tax liability would be approximately $2,970,000. This increase in tax appears to be based on the Department's assertion that SB Financial and SB Portfolio, wholly-owned subsidiaries of the Bank, which are organized and operated entirely outside of the State of New York, should be included in the Company's New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003 and 2004, management estimates that the additional franchise tax liability for these years including interest would be approximately $2,400,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department's findings and intends to vigorously contest any assessment based upon these findings through appropriate administrative and, if necessary, court proceedings. At this time, management cannot estimate the likelihood of success on the merits of such assertions by the Department and no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at June 30, 2005 or December 31, 2004 with respect to this matter.


8.  REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes that, as of June 30, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's capital amounts (in thousands) and ratios are as follows:

                                                                                                            To Be Well-
                                                                              For Capital               Capitalized Under
                                                                               Adequacy                 Prompt Corrective
                                                        Actual                 Purposes                 Action Provisions
                                           ---------------------------------------------------------------------------------
                                                 Amount         Ratio       Amount         Ratio        Amount        Ratio
----------------------------------------------------------------------------------------------------------------------------
As of June 30, 2005:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                                $123,745         8.26%      $59,925         4.00%           N/A          N/A
    The Bank                                   $122,064         8.15%      $59,909         4.00%       $74,886        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                                $123,745        12.30%      $40,242         4.00%           N/A          N/A
    The Bank                                   $122,064        12.14%      $40,219         4.00%       $60,328        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                                $136,344        13.56%      $80,439         8.00%           N/A          N/A
    The Bank                                   $134,658        13.39%      $80,453         8.00%      $100,566       10.00%
----------------------------------------------------------------------------------------------------------------------------
As of June 30, 2004:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                                $114,339         7.72%      $59,243         4.00%           N/A          N/A
    The Bank                                   $112,722         7.61%      $59,249         4.00%       $74,062        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                                $114,339        12.13%      $37,705         4.00%           N/A          N/A
    The Bank                                   $112,722        11.96%      $37,700         4.00%       $56,549        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                                $125,382        13.30%      $75,418         8.00%           N/A          N/A
    The Bank                                   $123,765        13.13%      $75,409         8.00%       $94,261       10.00%
----------------------------------------------------------------------------------------------------------------------------

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview - State Bancorp, Inc. (the "Company"), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. ("SB Portfolio"), SB Financial Services Corp. ("SB Financial"), New Hyde Park Leasing Corporation ("NHPL") and its subsidiaries, P.W.B. Realty, L.L.C. ("PWB") and State Title Agency, LLC, Studebaker-Worthington Leasing Corp. ("SWLC") and SB ORE Corp.

Financial performance of State Bancorp, Inc.                                            Over/
(dollars in thousands, except per share data)                                          (under)
As of or for the six months ended June 30,                    2005         2004          2004
----------------------------------------------------------------------------------------------
Revenue (1)                                                $32,405      $32,708            (1)%
Operating expenses                                          22,283       20,264            10
Provision for probable loan losses                           2,460        2,163            14
Net income                                                   5,658        7,260           (22)
Net income per share - diluted (2)                            0.50         0.65           (23)
Dividend payout ratio                                        48.7%        34.4%          1430 bp
Return on average total stockholders' equity                11.17%       15.22%          (405)
----------------------------------------------------------------------------------------------
Tier I leverage ratio                                        8.26%        7.72%            54 bp
Tier I capital ratio                                        12.30%       12.13%            17
Total capital ratio                                         13.56%       13.30%            26
----------------------------------------------------------------------------------------------

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.
(2) Retroactive recognition has been given for stock dividends and splits.

As of June 30, 2005, the Company, on a consolidated basis, had total assets of approximately $1.5 billion, total deposits of approximately $1.2 billion and stockholders' equity of approximately $104 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

The Bank's leasing activity has been primarily conducted by its wholly owned subsidiaries, SWLC, acquired in 2001 with a thirty year history of nationwide equipment leasing and NHPL, formed in 1979 to lease commercial equipment.

The Bank has organized various operating subsidiaries. NHPL owns 51% of PWB, which was formed in 2002 to own the Bank's branch premises located in Port Washington, New York. It also owns 51% of State Title Agency, LLC, formed in 2004, to provide an opportunity for the Bank to offer title insurance for commercial transactions. NHPL, PWB and State Title Agency, LLC, are not significant in terms of contributions to the Company's results of operations. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established SB Portfolio and SB Financial, two wholly owned Delaware-based subsidiaries. SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries.

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

The Company expects that compliance with provisions regulating environmental controls will have no effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 353 full-time and part-time officers and employees as of June 30, 2005.

The Company's Internet address is www.statebankofli.com. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Opportunities, Risks and Threats - Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance in future periods. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those discussed herein. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "is confident that" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory environment, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's primary trade area, litigation liabilities, including costs, expenses, settlements and judgments, accounting principles and guidelines and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing and services.

Intense competition in the Company's tri-county trade area continues unabated from a variety of new competitors through both de novo branching and acquisition. Management expects that the Company will continue to focus on careful expansion of the loan and lease portfolios, significant expense reduction strategies and initiatives to improve noninterest income generation. Management has announced that State Bank of Long Island expects to open its sixteenth branch facility in Westbury, Long Island later this year. This location is projected to provide excellent retail and commercial deposit potential and is also expected to assist in the growth of the commercial loan portfolio based upon its strategic location contiguous to an industrial park. During 2004, the Company expanded its staff of professional bankers in the areas of cash management sales, professional services deposit generation and commercial lending. Recent industry consolidation has provided the Company with the opportunity to add these experienced, relationship-oriented bankers to staff to support future growth and market penetration. Technology upgrades and new products will continue to be developed to support branch deposit growth and improve cross-selling efforts.

By following its long-standing philosophy of Measured, Orderly Growth, maintaining a "Customer First" attitude and adhering to the ideals contained in its mission statement that are continually reinforced by the Board of Directors and executive management team, the Company is hopeful that its application of a consistent standard of excellence will lead to productive results throughout 2005.

Recent Accounting Developments - In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but intends to issue FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". FSP FAS 115-1 will supersede EITF 03-1 and replace the guidance set forth in paragraphs 10-18 of EITF 03-1 with references to existing FASB, SEC and EITF other-than-temporary impairment guidance. While the Company's management does not expect FSP 115-1 to have a material impact on the Company's consolidated financial statements, the impact, if any, cannot be fully assessed until the final guidance is issued.

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

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                        LOAN PORTFOLIO AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

For the Period Ended     Loans(net of unearned income)     Allowance as a %
                              (in thousands)                of total loans
--------------------------------------------------------------------------------
            12/31/01                        $551,598                 1.68%
            12/31/02                        $620,384                 1.62%
            12/31/03                        $711,216                 1.51%
            12/31/04                        $778,191                 1.54%
             6/30/05                        $837,471                 1.74%

Management of the Company recognizes that, despite its best efforts to minimize risk through a rigorous credit review process, losses will occur. In times of economic slowdown, either regional or national, the risk inherent in the Company's loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in this evaluation include, but are not limited to, estimated losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and nonaccruals. The allowance for probable loan losses is available to absorb charge-offs from any loan category, while additions are made through the provision for probable loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for probable loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and nonperforming loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. Thus, an increase in the size of the loan portfolio, and the resulting probability of increased losses inherent in that growth, or in any of its components could necessitate an increase in the allowance even though credit quality and problem loan totals may be improving.

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

The Company has received preliminary findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and interest continues to accrue) for the years under examination. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,530,000, the Company's net tax liability would be approximately $2,970,000. This increase in tax appears to be based on the Department's assertion that SB Financial and SB Portfolio, wholly-owned subsidiaries of the Bank, which are organized and operated entirely outside of the State of New York, should be included in the Company's New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003 and 2004, management estimates that the additional franchise tax liability for these years including interest would be approximately $2,400,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department's findings and intends to vigorously contest any assessment based upon these findings through appropriate administrative and, if necessary, court proceedings. At this time, management cannot estimate the likelihood of success on the merits of such assertions by the Department and no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at June 30, 2005 or December 31, 2004 with respect to this matter.

Material Changes in Financial Condition - Total assets of the Company were $1.5 billion at June 30, 2005. When compared to December 31, 2004, total assets increased by $14 million or 1%. The increase was primarily attributable to growth in the loan portfolio, cash and due from banks and the receivable for sales of securities of $57 million, $22 million and $8 million, respectively. These were partially offset by declines in the investment portfolio and overnight securities purchased under agreements to resell of $57 million and $16 million, respectively. The growth in the loan portfolio resulted primarily from increases in commercial loans, commercial mortgages, installment loans and leases. The decrease in mortgage-backed securities was the primary factor in the contraction of the investment portfolio.

At June 30, 2005, total deposits were $1.2 billion, a decrease of $79 million or 6% when compared to December 31, 2004. This decline was largely attributable to a fall in time certificates of deposit of $100,000 or more and brokered time deposits of $80 million and $46 million, respectively, as the Company utilized short-term borrowings for funding purposes. In addition, NOW and money market deposits decreased $46 million and $9 million, respectively. Partially offsetting these decreases were increases in other time, demand and savings deposits of $68 million, $10 million and $24 million, respectively. Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 78% of total deposits at June 30, 2005 compared to 75% at year-end 2004. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost time deposits. Short-term borrowed funds, primarily Federal funds purchased and Federal Home Loan Bank of New York ("FHLB") advances, were $112 million, an increase of $80 million from December 31, 2004.

Average interest-earning assets for the second quarter of 2005 were up by $24 million or 2% to $1.4 billion from the comparable 2004 period. This was largely the result of a $94 million or 13% increase in average loans, primarily commercial loans and commercial mortgages, a $7 million average increase in securities purchased under agreements to resell and a $2 million increase in average interest-bearing deposits. These increases were partially offset by a $79 million or 13% decrease in average investment securities, with declines in mortgage-backed and municipal securities of $52 million and $11 million, respectively.

Funding the second quarter growth in average interest-earning assets was an increase in average core deposits. Average core deposits increased $66 million or 7% during the second quarter of 2005 as compared to the same period in 2004, reflecting increases in average demand deposits and savings deposits of 9% and 7%, respectively. Average short-term borrowed funds fell $53 million during the second quarter of 2005 as compared to the same period in the prior year primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $39 million and $11 million, respectively.

These activities resulted in a second quarter fully taxable equivalent ("FTE") net interest margin of 4.19%, down from 4.33% one year ago. This 14 basis point decline was the result of a 73 basis point increase in the Company's FTE yield on interest-earning assets to 5.88%, offset by an 87 basis point increase in the Company's cost of funds to a weighted average rate of 1.68%. The higher cost of funds reflects the impact of short-term interest rate increases.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At June 30, 2005, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Throughout the year, the Company's capital grows by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders' equity amounted to $104 million at June 30, 2005, representing a $3 million (3%) increase and an $11 million (12%) increase, respectively, from December 31 and June 30, 2004. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of June 30, 2005 and compares them to current regulatory guidelines and December 31 and June 30, 2004 actual results.

TABLE 2-1

                                                                                 Tier I Capital/            Total Capital/
                                                               Tier I              Risk-Weighted             Risk-Weighted
                                                             Leverage                     Assets                    Assets
                                                  --------------------    -----------------------    ----------------------
Regulatory Minimum                                        3.00%-4.00%                      4.00%                     8.00%

Ratios as of:

  June 30, 2005                                                 8.26%                    12.30%                     13.56%
  December 31, 2004                                             7.82%                    12.46%                     13.71%
  June 30, 2004                                                 7.72%                    12.13%                     13.30%

Regulatory Criteria for a
"Well-Capitalized" Institution                                  5.00%                      6.00%                    10.00%

Management strives to provide stockholders with a competitive return on their investment in the Company. The Board declared a 6 for 5 stock split at their May 24, 2005 meeting, the 36th consecutive year that it will distribute a stock dividend or stock split to common stockholders. The stock split was paid on July 8, 2005 to stockholders of record as of June 17, 2005. In addition, for the first six months of 2005, the Board declared cash dividends on the Company's common stock amounting to $0.25 per share (as adjusted for the stock split). During the first half of 2005, the Company distributed $2.8 million in cash dividends on its common stock, representing a payout ratio of 48.7%.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                    CASH DIVIDENDS AND DIVIDEND PAYOUT RATIOS

For the Period Ended              Dividends            Payout ratio
--------------------------------------------------------------------------------
            12/31/01             $4,197,162                  38.79%
            12/31/02             $4,414,379                  39.06%
            12/31/03             $4,647,399                  38.68%
            12/31/04             $5,214,318                  38.98%
             6/30/05             $2,753,687                  48.67%

The Company's stock repurchase program expended $188 thousand during the second quarter of 2005 to repurchase 8,545 shares at an average cost of $21.97 per share. Since 1998, a total of 934,540 shares of Company stock have been repurchased at an average cost of $16.75 per share. Under the Board's existing authorization, an additional 565,460 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share.

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. During the second quarter of 2005, the weighted-average rate on all trust preferred securities was 6.23%.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2005 and 2004, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $265 million and $231 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2005 and 2004, there were letters of credit outstanding of approximately $15 million in each year. At June 30, 2005, the uncollateralized portion was approximately $3 million.

The Bank's use of derivative financial instruments, i.e. interest rate swaps, exposes it to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. During the second quarter of 2005, the Bank executed a customer interest rate swap transaction together with an offsetting interest rate swap transaction with an institutional dealer.

At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2005, $1.4 million; in 2006, $2.5 million; in 2007, $2.5 million; in 2008, $2.5 million; in 2009, $2.4 million; and the remainder to 2015, $4.7 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the second quarter of 2005, the Company's liquidity position remained stable and well within acceptable industry standards. The level of core deposits, calls of U.S. Government Agency securities and paydowns on mortgage-backed securities are sources of readily available funds to meet general liquidity needs. In addition, at June 30, 2005, the Company had access to approximately $122 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years. At June 30, 2005, the Company also had approximately $10 million in formal and $47 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. Approximately $95 million and $17 million were drawn under the Company's lines of credit with FHLB and correspondent banks, respectively, at June 30, 2005.

Contractual  Obligations  - Shown below are the  amounts of  payments  due under
specified  contractual  obligations,   aggregated  by  category  of  contractual
obligation, for specified time periods. All information is as of June 30, 2005.

                                                                   Payments due by period (in thousands)
                                              --------------------------------------------------------------------------------------
                                                                   Less than                                              More than
Contractual obligations                              Total            1 year       1 - 3 years       3 - 5 years            5 years
--------------------------------------------- ------------- ----------------- ----------------- ----------------- ------------------
Leases covering various Bank equipment,
branches, office space and land                    $16,032            $1,368            $5,075            $4,924             $4,665

Federal funds purchased                             17,000            17,000                 -                 -                  -

Federal Home Loan Bank of New York
overnight and term borrowings                       95,000            95,000                 -                 -                  -

Obligations under equipment lease financing            179                95                84                 -                  -

Junior subordinated debentures                      20,620                 -                 -                 -             20,620
                                              ------------- ----------------- ----------------- ----------------- ------------------
                                                  $148,831          $113,463            $5,159            $4,924            $25,285
                                              ------------- ----------------- ----------------- ----------------- ------------------

Material Changes in Results of Operations for the Six Months Ended June 30, 2005 versus 2004 - Net income for the six months ended June 30, 2005 was $5.7 million, a decrease of $1.6 million or 22.1%, when compared to the same 2004 period, principally as a result of lower net security gains. The $1.6 million decline in net security gains reflects sales of long-term municipal notes during the first quarter of 2004 undertaken as a result of the fall in interest rates. In addition to the decline in net security gains, the Company also reported decreases in service charges on deposit accounts and other operating income, along with increases in the provision for probable loan losses and total operating expenses. These were partially offset by an improvement in net interest income (up $1.4 million), an increase in income from bank owned life insurance and a reduction in the provision for income taxes. Diluted earnings per common share were $0.50 in 2005 and $0.65 in 2004. The Company's returns on average assets and stockholders' equity were 0.76% and 11.17% in 2005 and 1.00% and 15.22% in 2004, respectively.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 5.1% to $29.1 million as the result of a 3% or $45 million increase in average interest-earning assets. The increase in average interest-earning assets was largely the result of a 12% increase in average loans, primarily commercial loans and commercial mortgages, partially offset by a $47 million or 8% decrease in average investment securities. Declines in mortgage-backed and municipal securities of $44 million and $12 million, respectively, were partially offset by an increase in U.S. Government Agency securities of $18 million.

Growth in commercial loans, commercial mortgages and leases resulted in an $85 million increase in average loans outstanding during 2005. The Company, offering superior and responsive personal customer service coupled with competitive product pricing, has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit and the home equity product, Prime for Life, as well as the Bank's web-based commercial cash management system and an online banking service, continue to be well received and are generating loan volume and creating new cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

Funding the growth in average interest-earning assets during the first six months of 2005, as compared to the same 2004 period, was a higher level of average core deposits. The lower-cost core deposit balances increased $70 million or 8% during 2005 and provided funding at an average cost of 106 basis points. This has enabled the Company to reduce its dependence on higher-cost borrowed funds and time deposits, including brokered deposits.

These activities resulted in an FTE net interest margin of 4.24% for the first six months of 2005, up from 4.18% one year ago. This six basis point improvement was the result of a 75 basis point increase in the Company's FTE yield on interest-earning assets to 5.76%, offset by a 69 basis point increase in the Company's cost of funds to a weighted average rate of 1.51%. The higher yield on interest-earning assets resulted from a shift in the mix to a greater percentage of loans to earning assets in 2005 (57%) versus 2004 (52%), coupled with an increase in the Company's prime rate in 2005. The higher cost of funds reflects the impact of short-term interest rate increases and intense competition for deposits in the Company's market areas.

Total noninterest income declined $1.7 million or 34.2% for the first six months of 2005 as compared to 2004, principally due to lower net security gains. The $1.6 million decline in net security gains reflects sales of long-term municipal notes during the first quarter of 2004 undertaken as a result of that period's fall in interest rates. In addition to the decline in net security gains, there were also decreases in service charges on deposit accounts (down 12.6%) due to improved management of balances by corporate customers and other operating income (down 6.0%) largely as the result of reductions in letter of credit fees and annuity commissions. These were partially offset by an increase in income from bank owned life insurance due to the timing of this asset purchase during the middle of 2004's first quarter.

Revenue of State Bancorp, Inc.                                                      Over/
(dollars in thousands)                                                             (under)
For the six months ended June 30,                          2005        2004          2004
------------------------------------------------------------------------------------------
Net interest income                                     $29,109     $27,700             5 %
Service charges on deposit accounts                       1,024       1,173           (13)
Net security gains                                          950       2,590           (63)
Income from bank owned life insurance                       522         394            32
Other operating income                                      800         851            (6)
------------------------------------------------------------------------------------------
Total revenue                                           $32,405     $32,708            (1)%
------------------------------------------------------------------------------------------

The 10.0% rise in total operating expenses during the first six months of 2005 as compared to 2004 was primarily due to increases in salaries and other employee benefits, occupancy, legal, marketing and advertising and audit and assessment. Salaries and other employee benefits (up 10.0%) rose as the result of growth in staff coupled with higher medical and pension costs. The increase in staff resulted primarily from the establishment of a Professional Services Group ("PSG") in May 2004 and the addition of several lending officers in early 2005. Occupancy costs increased by 22.4% to $2.4 million as the result of several factors: most notably additional office space in our County Seat location and in New York City, primarily for PSG; higher utility costs; higher real estate tax assessments; and increased costs related to maintenance of facilities. Legal expenses increased during 2005 as the result of an increase in costs at the Bank's leasing subsidiary. Legal expenses associated with ongoing litigation previously disclosed in the Company's filings with the Securities and Exchange Commission and as discussed in detail in Part II, Item 1 herein related to a former deposit customer, Island Mortgage Network and its affiliates ("IMN"), for the first six months of 2005 were comparable to those incurred during the first six months of 2004. The Company expects to continue to incur costs related to the IMN litigation during the remainder of 2005. Marketing and advertising expenses increased by 24.2% due to higher costs associated with various Bank product promotions. Audit and assessment expenses increased significantly (up 104.7%) due primarily to costs required to comply with the Sarbanes-Oxley Act of 2002. Somewhat offsetting the foregoing cost increases were improvements in several expense categories. Equipment expenses declined 3.8% as the result of lower depreciation and equipment maintenance costs. Credit and collection fees declined 23.4% due to the continued reduction in the number and amount of nonperforming assets in 2005.

Operating expenses of State Bancorp, Inc.                                           Over/
(dollars in thousands)                                                             (under)
For the six months ended June 30,                          2005        2004          2004
------------------------------------------------------------------------------------------
Salaries and other employee benefits                    $12,925     $11,753            10 %
Occupancy                                                 2,405       1,965            22
Equipment                                                   705         733            (4)
Legal                                                     1,841       1,763             4
Marketing and advertising                                   539         434            24
Credit and collection                                       341         445           (23)
Audit and assessment                                        779         381           104
Other operating expenses                                  2,748       2,790            (2)
------------------------------------------------------------------------------------------
Total operating expenses                                $22,283     $20,264            10 %
------------------------------------------------------------------------------------------

The above factors resulted in an operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 69.0% for the first six months of 2005 as compared to 65.8% in 2004. The Company's other measure of expense control, the ratio of total operating expenses to average total assets, increased during the first six months of 2005 to 2.99% from a level of 2.79% in 2004.

Income tax expense declined $1.0 million for the first six months of 2005 as compared to 2004. The Company's effective tax rate declined to 26.2% from 29.4% a year ago.

Material Changes in Results of Operations for the Three Months Ended June 30, 2005 versus 2004 -- Net income for the three months ended June 30, 2005 was $3.0 million, a decrease of $356 thousand or 10.6%, when compared to the same 2004 period. A reduction in net interest income of $105 thousand (down 0.7%), a $147 thousand higher provision for probable loan losses and an increase in total operating expenses of $1.1 million were offset by higher net security gains (up $878 thousand ). Diluted earnings per common share were $0.27 in 2005 and $0.30 in 2004. The Company's returns on average assets and stockholders' equity were 0.81% and 11.83% in 2005 and 0.91% and 14.29% in 2004, respectively.

The reasons supporting the second quarter earnings performance are similar to those already presented in the six-month analysis, except as indicated differently below. As shown in Table 2-2 (B) following this narrative, the decrease of $105 thousand in net interest income resulted from a higher cost of funds, reflecting higher short-term rates, that was not offset by the 2% growth in average interest-earning assets, primarily commercial loans and commercial mortgages.

Total noninterest income increased by $776 thousand for the second quarter of 2005 as compared to 2004. This was due in large measure to an $878 thousand increase in net security gains , partially offset by decreases in service charges on deposit accounts and other operating income of $86 thousand and $21 thousand, respectively. Sales of municipal and mortgage-backed securities produced the 2005 net security gains.

The 11.0% growth in total operating expenses during the second quarter of 2005 as compared to 2004 was largely due to increases in salaries and employee benefits (up $656 thousand), occupancy (up $164 thousand), marketing and advertising (up $50 thousand) and audit and assessment (up $205 thousand). Legal expenses were virtually unchanged from last year.

The above factors resulted in an operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 69.2% for the second quarter of 2005 as compared to 61.7% in 2004. The Company's other measure of expense control, the ratio of total operating expenses to average total assets, increased during the second quarter of 2005 to 2.97% from a level of 2.71% in 2004.

Income tax expense decreased by $217 thousand in the second quarter of 2005 as compared to 2004, resulting in a decline in the Company's effective tax rate to 27.3% from 28.6% a year ago.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $6 million at June 30, 2005, a $2 million decrease from December 31, 2004 and a $1 million decrease from June 30, 2004. The reduction in nonperforming assets at June 30, 2005 was primarily the result of aggressive workout, collection and charge-off efforts. The Company held one commercial property as other real estate owned totaling $3 million at June 30, 2005, December 31, 2004 and June 30, 2004. Management of the Company anticipates that this property will be sold during 2005 with no material impact on the Company's financial statements. At June 30, 2005, December 31, 2004 and June 30, 2004, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $36 thousand at June 30, 2005, reflecting decreases of $53 thousand and $38 thousand, respectively, when compared to year-end 2004 and June 30, 2004.

The allowance for probable loan losses amounted to $15 million or 1.7% of total loans at June 30, 2005 versus $11 million and 1.5%, respectively, at the comparable 2004 date. The allowance for probable loan losses as a percentage of total nonperforming assets increased to 229% at June 30, 2005 from 152% at December 31, 2004 and from 169% one year ago.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                  TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

                       Total nonperforming assets         Allowance as a % of
For the Period Ended        (in thousands)            total nonperforming assets
--------------------   --------------------------     --------------------------
            12/31/01                       $8,920                      103.76%
            12/31/02                       $6,317                      159.03%
            12/31/03                      $11,316                       94.84%
            12/31/04                       $7,924                      151.69%
             6/30/05                       $6,376                      229.16%

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first six months of 2005 and 2004 was $2.5 million and $2.2 million, respectively. The Company recorded net loan recoveries of $272 thousand during the first six months of 2005 and net charge-offs of $1.9 million in 2004. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the second half of 2005. Due to the uncertain nature of the factors cited above, management anticipates incurring loan charge-offs during the rest of 2005. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)

                          NET INTEREST INCOME ANALYSIS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                    2005                                    2004
                                                    -----------------------------------     ---------------------------------
                                                        Average                Average          Average              Average
                                                        Balance    Interest Yield/Cost          Balance  Interest Yield/Cost
                                                    -----------------------------------     ---------------------------------
ASSETS:
Interest-earning assets:
Securities (1)                                         $544,271     $10,609       3.93 %       $591,488   $10,274       3.49 %
Federal funds sold                                           50           1       2.82              562         2       0.72
Securities purchased under agreements to
  resell                                                 59,471         724       2.46           52,627       246       0.94
Interest-bearing deposits                                 5,615          64       2.30            5,005        16       0.64
Loans (2)                                               801,024      28,868       7.27          716,070    23,507       6.60
                                                    -----------------------------------     ---------------------------------
Total interest-earning assets                         1,410,431      40,266       5.76        1,365,752    34,045       5.01
                                                    -----------------------------------     ---------------------------------
Non-interest-earning assets                              92,281                                  94,331
                                                    ------------                            ------------
Total Assets                                         $1,502,712                              $1,460,083
                                                    ============                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                       $699,737       5,299       1.53         $660,424     2,243       0.68
Time deposits                                           265,422       3,250       2.47          263,491     2,151       1.64
                                                    -----------------------------------     ---------------------------------
Total savings and time deposits                         965,159       8,549       1.79          923,915     4,394       0.96
                                                    -----------------------------------     ---------------------------------
Federal funds purchased                                   6,909          97       2.83            9,283        54       1.17
Securities sold under agreements to
  repurchase                                             22,793         334       2.96           32,577       184       1.14
Other borrowed funds                                     65,747         964       2.96           85,246       532       1.26
Junior subordinated debentures                           20,620         660       6.45           20,000       495       4.98
                                                    -----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,081,228      10,604       1.98        1,071,021     5,659       1.06
                                                    -----------------------------------     ---------------------------------
Demand deposits                                         304,361                                 273,484
Other liabilities                                        14,934                                  19,625
                                                    ------------                            ------------
Total Liabilities                                     1,400,523                               1,364,130
Stockholders' Equity                                    102,189                                  95,953
                                                    ------------                            ------------
Total Liabilities and Stockholders' Equity           $1,502,712                              $1,460,083
                                                    ============                            ============
Net interest income/rate - tax-equivalent basis                      29,662       4.24 %                   28,386       4.18 %
                                                                            ===========                           ===========
Less tax-equivalent basis adjustment                                   (553)                                 (686)
                                                                ------------                            ----------
Net interest income                                                 $29,109                               $27,700
                                                                ============                            ==========

(1) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $468 and $592 in 2005 and 2004, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $85 and $94 in 2005 and 2004, respectively.

TABLE 2 - 2 (B)

                          NET INTEREST INCOME ANALYSIS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                     2005                                    2004
                                                    -----------------------------------     ---------------------------------
                                                        Average                Average          Average              Average
                                                        Balance    Interest Yield/Cost          Balance  Interest Yield/Cost
                                                    -----------------------------------     ---------------------------------
ASSETS:
Interest-earning assets:
Securities (1)                                         $542,203      $5,054       3.74 %       $621,696    $5,710       3.69 %
Federal funds sold                                           99           1       2.84              124         -          -
Securities purchased under agreements to
  resell                                                 35,926         257       2.87           29,318        68       0.93
Interest-bearing deposits                                 6,429          39       2.43            3,595        10       1.12
Loans (2)                                               816,008      15,171       7.46          722,061    11,830       6.59
                                                    -----------------------------------     ---------------------------------
Total interest-earning assets                         1,400,665      20,522       5.88        1,376,794    17,618       5.15
                                                    -----------------------------------     ---------------------------------
Non-interest-earning assets                              95,444                                 104,125
                                                    ------------                            ------------
Total Assets                                         $1,496,109                              $1,480,919
                                                    ============                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                       $690,632       2,886       1.68         $648,608     1,083       0.67
Time deposits                                           249,126       1,780       2.87          247,698       949       1.54
                                                    -----------------------------------     ---------------------------------
Total savings and time deposits                         939,758       4,666       1.99          896,306     2,032       0.91
                                                    -----------------------------------     ---------------------------------
Federal funds purchased                                   6,534          50       3.07            9,664        29       1.21
Securities sold under agreements to
  repurchase                                             38,614         286       2.97           49,438       140       1.14
Other borrowed funds                                     69,923         545       3.13          109,340       339       1.25
Junior subordinated debentures                           20,620         344       6.69           20,000       248       4.99
                                                    -----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,075,449       5,891       2.20        1,084,748     2,788       1.03
                                                    -----------------------------------     ---------------------------------
Demand deposits                                         303,207                                 278,915
Other liabilities                                        15,435                                  22,530
                                                    ------------                            ------------
Total Liabilities                                     1,394,091                               1,386,193
Stockholders' Equity                                    102,018                                  94,726
                                                    ------------                            ------------
Total Liabilities and Stockholders' Equity           $1,496,109                              $1,480,919
                                                    ============                            ============
Net interest income/rate - tax-equivalent basis                      14,631       4.19 %                   14,830       4.33 %
                                                                            ===========                           ===========
Less tax-equivalent basis adjustment                                   (266)                                 (360)
                                                                ------------                            ----------
Net interest income                                                 $14,365                               $14,470
                                                                ============                            ==========

(1) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $225 and $313 in 2005 and 2004, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $41 and $47 in 2005 and 2004, respectively.

TABLE 2 - 3

                        ANALYSIS OF NONPERFORMING ASSETS
                   AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
            JUNE 30, 2005 VERSUS DECEMBER 31, 2004 AND JUNE 30, 2004
                             (DOLLARS IN THOUSANDS)


NONPERFORMING ASSETS BY TYPE:                                                               PERIOD ENDED:
-----------------------------
                                                                     ---------------------------------------------------
                                                                     6/30/2005           12/31/2004           6/30/2004
                                                                     -----------         -----------          ----------
Nonaccrual Loans                                                         $3,726              $5,274              $3,898
Other Real Estate Owned                                                   2,650               2,650               2,650
                                                                     -----------         -----------          ----------
    Total Nonperforming Assets                                           $6,376              $7,924              $6,548
                                                                     ===========         ===========          ==========
Loans  90  Days  or  More  Past  Due
   and Still Accruing                                                       $36                 $89                 $74
Gross  Loans  Outstanding                                              $837,471            $778,191            $732,162
Total  Stockholders'  Equity                                           $103,830            $101,050             $92,896


ANALYSIS OF THE ALLOWANCE FOR
PROBABLE LOAN LOSSES:                                                                       QUARTER ENDED:
---------------------
                                                                     ---------------------------------------------------
                                                                     6/30/2005           12/31/2004           6/30/2004
                                                                     -----------         -----------          ----------
Beginning Balance                                                       $12,904             $11,831             $11,233
Provision                                                                 1,233               1,191               1,086
Net Recoveries (Charge-Offs)                                                405              (1,002)             (1,277)
Reclassification of Reserve for Off-Balance Sheet Commitments (2)            69                   -                   -
                                                                     -----------         -----------          ----------
Ending Balance                                                          $14,611             $12,020             $11,042
                                                                     ===========         ===========          ==========


KEY  RATIOS:                                                                                PERIOD ENDED:
------------
                                                                     ---------------------------------------------------
                                                                     6/30/2005           12/31/2004           6/30/2004
                                                                     -----------         -----------          ----------
Allowance  as  a  %  of  Total  Loans                                      1.7%                1.5%                1.5%

Nonaccrual Loans  as  a  %  of  Total  Loans                               0.4%                0.7%                0.5%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                                       0.8%                1.0%                0.9%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                                               392.1%              227.9%              283.3%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans and Loans 90 days or
   More Past Due and Still Accruing                                      388.4%              224.1%              278.0%

(1) Excludes loans 90 days or more past due and still accruing interest.
(2) At June 30, 2005, the allowance for off-balance sheet instruments, i.e. loan commitments, was reported as a component of other liabilities.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2004 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at June 30, 2005 compared to December 31, 2004. The following is an update of the discussion provided therein.

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

The accompanying Table 3-1 sets forth the amounts of assets and liabilities outstanding as of June 30, 2005 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time frame was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability.

An asset-sensitive gap indicates an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap indicates the opposite. At June 30, 2005, the Company had a one-year cumulative asset-sensitivity gap of $266 million. In a rising rate environment, an asset-sensitive gap position generally indicates that increases in income from interest-bearing assets will outpace increases in expense associated with funding those assets. In addition, the Company's net interest margin and net income would improve under this scenario. Conversely, in a declining interest rate environment, the Company's cost of funds would decline more slowly than the yield on its rate-sensitive assets and would likely result in a contraction of net interest income.

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

TABLE 3 - 1

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                                  JUNE 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                             Sensitivity Time Horizon (1)
                                                    -------------------------------------------------------------------------------
                                                        0 - 6       6 - 12         1 - 5         Over    Noninterest-
                                                       Months       Months         Years     5  Years      Sensitive         Total
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE ASSETS:
Loans (net of unearned income) (2)                   $471,025      $36,570      $236,591      $89,559         $3,726      $837,471
Securities Purchased Under Agreements to Resell        25,000            -             -            -              -        25,000
Interest-Bearing Deposits                               2,205            -             -            -              -         2,205
Securities Held to Maturity                                 -            -             -       14,993              -        14,993
Securities  Available  for  Sale (3)                   95,330       50,601       244,204       78,709          5,167       474,011
                                                    -------------------------------------------------------------------------------
             Total  Interest-Earning Assets           593,560       87,171       480,795      183,261          8,893     1,353,680
Unrealized Net Loss on Securities Available for Sale   (3,049)           -             -            -              -        (3,049)
Receivable - Securities Sales                           7,827            -             -            -              -         7,827
Noninterest-Bearing Cash and Due from Banks            52,352            -             -            -              -        52,352
All  Other  Assets (7)                                  6,748        9,497        19,929            -          4,776        40,950
                                                    -------------------------------------------------------------------------------
             Total  Assets                            657,438       96,668       500,724      183,261         13,669     1,451,760
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE LIABILITIES:
Savings  Accounts (4)                                  19,751       19,751       158,007      118,505              -       316,014
Money Market and  NOW Accounts (5)                     25,442       25,442       203,694       55,857              -       310,435
Time  Deposits (6)                                    143,446       69,109        46,512          399              -       259,466
                                                    -------------------------------------------------------------------------------
             Total  Interest-Bearing Deposits         188,639      114,302       408,213      174,761              -       885,915
Federal Funds Purchased and Other Borrowings          112,061           34            84            -              -       112,179
Junior Subordinated Debentures                         20,620            -             -            -              -        20,620
                                                    -------------------------------------------------------------------------------
             Total  Interest-Bearing  Liabilities     321,320      114,336       408,297      174,761              -     1,018,714
Payable - Securities Purchases                         12,831            -             -            -              -        12,831
All Other Liabilities, Equity and Demand Deposits(7)   22,778       16,548       110,927      165,990        103,972       420,215
                                                    -------------------------------------------------------------------------------
             Total  Liabilities  and  Equity          356,929      130,884       519,224      340,751        103,972     1,451,760
                                                    -------------------------------------------------------------------------------
Cumulative Interest-Sensitivity Gap (8)              $300,509     $266,293      $247,793      $90,303            $ -
                                                    =================================================================
Cumulative Interest-Sensitivity Ratio (9)               184.2 %      154.6 %       124.6 %      106.7 %        100.0 %
Cumulative Interest-Sensitivity Gap as
            a % of Total Assets                          20.7 %       18.3 %        17.1 %        6.2 %            - %

(1) Allocations to specific interest-sensitivity periods are based on the earlier of the repricing or maturity date.
(2) Nonaccrual loans are shown in the noninterest-sensitive category.
(3) Estimated principal reductions have been assumed for mortgage-backed securities based upon their current constant prepayment rates. Securities containing embedded options are allocated to the interest-sensitivity period that best reflects the anticipated repricing impact of the embedded option.
(4) Savings deposits, excluding short-term municipal deposits, are assumed to decline at a rate of 12.5% per year over an eight-year period based upon the nature of their historically stable core deposit relationships. Short-term municipal deposits are included in the 0 - 6 months category.
(5) Money market accounts of individuals, partnerships and corporations and NOW accounts are assumed to decline at a rate of 16.7% per year over a six-year period and 5.9% per year over a seventeen-year period, respectively, based upon the nature of their historically stable core deposit relationships. Money market accounts of municipalities are assumed to decline at a rate of 20% per year over a five-year period, except for short-term municipal deposits that are included in the 0 - 6 months category.
(6) Reflected as maturing in each instrument's period of contractual maturity.
(7) Other assets and liabilities are shown according to their contractual payment schedule or a reasonable estimate thereof. Demand deposits, excluding short- term municipal deposits, are assumed to decline at a rate of 9.1% per year over an eleven-year period based upon the nature of their historically stable core deposit relationships. Short-term municipal deposits are included in the 0 - 6 months category.
(8) Total assets minus total liabilities and equity.
(9) Total assets as a percentage of total liabilities and equity.

ITEM 4. - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, State Bank of Long Island (the "Bank") has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of July 29, 2005 are as follows:

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

On January 31, 2005, the bankruptcy court ruled on the Bank's motion for summary judgment. The plaintiffs' claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. The Bank has made a motion, to the district court, for leave to appeal the portion of the January 31, 2005 bankruptcy court decision denying the dismissal of plaintiffs' claim for aiding and abetting fraud. All three plaintiffs have made a motion, to the district court, for leave to appeal the portion of the January 31, 2005 bankruptcy court decision dismissing plaintiffs' claims for negligence and aiding and abetting a breach of fiduciary duty. Plaintiff Matrix has made a motion, to the district court, for leave to appeal the portion of the January 31, 2005 bankruptcy court decision holding that Matrix could not seek damages for the period after June 6, 2000. All three motions are currently pending before Judge Seybert of the Eastern District of New York.

The Bank will continue to defend these lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company's financial statements.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                                                                                   Total number of shares         Maximum number of
                                                                                     purchased as part of    shares that may yet be
                                                                                       publicly announced       purchased under the
                                          Total number of    Average price paid                     plans                     plans
Period                                   shares purchased             per share               or programs               or programs
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------
April 1 - 30, 2005                                  2,004                $23.05                     2,004                   572,001
May 1 - 31, 2005                                    6,541                 21.63                     6,541                   565,460
June 1 - 30, 2005                                    None
                                    ---------------------- --------------------- ------------------------- -------------------------
Total                                               8,545                $21.97                     8,545                   565,460
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

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company, held on April 26, 2005, the following directors were elected:


Nominee                                                       Term                              For                        Withheld
---------------------------------- -------------------------------- -------------------------------- -------------------------------
Thomas F. Goldrick, Jr.                                    3 years                        7,455,110                         119,885
John F. Picciano                                           3 years                        7,396,462                         178,533
Suzanne H. Rueck                                           3 years                        7,436,390                         138,605
Jeffrey S. Wilks                                           3 years                        7,398,966                         176,029
Gerard J. McKeon                                           2 years                        7,458,829                         116,166
K. Thomas Liaw                                              1 year                        7,458,829                         116,166
Andrew J. Simons                                            1 year                        7,458,829                         116,166

The following directors continued to serve on the Board:

J. Robert Blumenthal, Thomas E. Christman, Arthur Dulik, Jr., Richard W. Merzbacher, Joseph F. Munson, Daniel T. Rowe

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

          On April 21, 2005, the Company issued the earnings release for the period ended March 31, 2005.

          Effective June 6, 2005, J. Robert Blumenthal, having attained the mandatory retirement age of 72, submitted his resignation as Director to both the Board of Directors of the Company and the Bank.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                               STATE BANCORP, INC.







8/9/05                                    s/Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







8/9/05                                    s/Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)