Form 10-Q
period 2005-09-30
STATE BANCORP INC
filed 2005-11-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2005

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

                                 Yes X No _____


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes _____ No X


As of November 3, 2005, there were 11,050,261 shares of registrant's Common Stock outstanding.

                               STATE BANCORP, INC.
                                    Form 10-Q
                For the Quarterly Period Ended September 30, 2005

                                Table of Contents
                                                                                                                  Page
  PART I

  Item 1.  Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2005 and December 31, 2004              1

           Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Months Ended               2
           September 30, 2005 and 2004

           Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September           3
           30, 2005 and 2004

           Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)                 4
           (Unaudited) for the Nine Months Ended September 30, 2005 and 2004

           Notes to Unaudited Condensed Consolidated Financial Statements                                            5

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    16

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               32

  Item 4.  Controls and Procedures                                                                                  35


  PART II

  Item 1.  Legal Proceedings                                                                                        35
  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                              36
  Item 3.  Defaults upon Senior Securities - None                                                                  N/A
  Item 4.  Submission of Matters to a Vote of Security Holders - None                                              N/A
  Item 5.  Other Information                                                                                        37
  Item 6.  Exhibits and Reports on Form 8-K                                                                         37

  Signatures                                                                                                        38

                                     PART I

                                     ITEM 1.


                 STATE BANCORP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                                                SEPTEMBER 30, 2005        DECEMBER 31, 2004
                                                                               --------------------    ---------------------
ASSETS:
CASH AND DUE FROM BANKS                                                                $37,510,013              $32,934,976
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                         31,500,000               41,000,000
                                                                               --------------------    ---------------------
TOTAL CASH AND CASH EQUIVALENTS                                                         69,010,013               73,934,976
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
    $15,765,480 IN 2005 AND $29,949,000 IN 2004)                                        15,988,758               29,990,384
SECURITIES AVAILABLE FOR SALE  - AT ESTIMATED FAIR VALUE                               514,154,962              512,699,498
                                                                               --------------------    ---------------------
TOTAL SECURITIES                                                                       530,143,720              542,689,882
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
  OF $14,690,435 IN 2005 AND $12,020,443 IN 2004)                                      850,322,523              766,170,785
BANK PREMISES AND EQUIPMENT - NET                                                        6,023,283                6,491,365
BANK OWNED LIFE INSURANCE                                                               26,651,832               25,879,180
OTHER ASSETS                                                                            25,694,693               22,124,779
                                                                               --------------------    ---------------------
TOTAL ASSETS                                                                        $1,507,846,064           $1,437,290,967
                                                                               ====================    =====================
LIABILITIES:
DEPOSITS:
  DEMAND                                                                              $318,627,433             $294,912,979
  SAVINGS                                                                              625,930,308              657,315,486
  TIME                                                                                 332,822,765              317,405,613
                                                                               --------------------    ---------------------
TOTAL DEPOSITS                                                                       1,277,380,506            1,269,634,078
FEDERAL FUNDS PURCHASED                                                                  2,500,000                        -
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                          36,441,000                        -
OTHER BORROWINGS                                                                        45,145,089               32,266,489
JUNIOR SUBORDINATED DEBENTURES                                                          20,620,000               20,620,000
PAYABLE - SECURITIES PURCHASES                                                           6,835,619                        -
ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES                                           18,029,281               13,720,558
                                                                               --------------------    ---------------------
TOTAL LIABILITIES                                                                    1,406,951,495            1,336,241,125
                                                                               --------------------    ---------------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
  250,000 SHARES; 0 SHARES ISSUED                                                                -                        -
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
  20,000,000 SHARES; ISSUED 11,971,908 SHARES IN 2005
  AND 11,993,786 SHARES IN 2004; OUTSTANDING 11,014,002
  SHARES IN 2005 AND 10,882,592 SHARES IN 2004                                          59,859,540               49,974,110
SURPLUS                                                                                 55,894,278               63,014,247
RETAINED EARNINGS                                                                        5,346,330                4,008,970
TREASURY STOCK (957,906 SHARES IN 2005 AND 925,995 SHARES IN 2004)                     (16,103,007)             (15,468,528)
ACCUMULATED OTHER COMPREHENSIVE LOSS
  (NET OF TAXES OF ($2,268,985) IN 2005 AND ($323,915) IN 2004)                         (4,102,572)                (478,957)
                                                                               --------------------    ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                             100,894,569              101,049,842
                                                                               --------------------    ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,507,846,064           $1,437,290,967
                                                                               ====================    =====================

See accompanying notes to unaudited condensed consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                       THREE MONTHS                              NINE MONTHS
                                                     ---------------------------------------    ------------------------------------
                                                                 2005                  2004                2005                2004
                                                     -----------------    ------------------    ----------------    ----------------
INTEREST INCOME:
INTEREST AND FEES ON LOANS                                $16,037,045           $12,548,148         $44,820,030         $35,961,578
FEDERAL FUNDS SOLD AND SECURITIES
 PURCHASED UNDER AGREEMENTS TO RESELL                         354,919                 1,806           1,079,490             249,647
SECURITIES HELD TO MATURITY:
 TAXABLE                                                      119,865               729,467             412,302           1,661,640
 TAX-EXEMPT                                                         -                   227                   -               1,287
SECURITIES AVAILABLE FOR SALE:
 TAXABLE                                                    4,127,649             3,914,670          12,785,153          11,245,166
 TAX-EXEMPT                                                   320,457               779,238           1,457,329           1,995,831
 DIVIDENDS                                                     73,244               124,618             191,687             341,956
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL INTEREST INCOME                                      21,033,179            18,098,174          60,745,991          51,457,105
                                                     -----------------    ------------------    ----------------    ----------------
INTEREST EXPENSE:
TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE            1,209,228               729,790           3,227,894           1,838,957
OTHER DEPOSITS AND TEMPORARY BORROWINGS                     5,087,286             2,319,443          13,012,041           6,373,451
JUNIOR SUBORDINATED DEBENTURES                                372,901               269,058           1,033,250             764,480
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL INTEREST EXPENSE                                      6,669,415             3,318,291          17,273,185           8,976,888
                                                     -----------------    ------------------    ----------------    ----------------
NET INTEREST INCOME                                        14,363,764            14,779,883          43,472,806          42,480,217
PROVISION FOR PROBABLE LOAN LOSSES                            594,000             1,152,000           3,054,000           3,315,000
                                                     -----------------    ------------------    ----------------    ----------------
NET INTEREST INCOME AFTER PROVISION
 FOR PROBABLE LOAN LOSSES                                  13,769,764            13,627,883          40,418,806          39,165,217
                                                     -----------------    ------------------    ----------------    ----------------
NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS                           532,086               577,261           1,556,483           1,749,841
NET SECURITY (LOSSES) GAINS                                   (65,159)              275,298             884,743           2,865,738
INCOME FROM BANK OWNED LIFE INSURANCE                         251,132               232,122             772,652             626,035
OTHER OPERATING INCOME                                        549,870               431,711           1,349,966           1,283,094
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL NONINTEREST INCOME                                    1,267,929             1,516,392           4,563,844           6,524,708
                                                     -----------------    ------------------    ----------------    ----------------
INCOME BEFORE OPERATING EXPENSES                           15,037,693            15,144,275          44,982,650          45,689,925
                                                     -----------------    ------------------    ----------------    ----------------
OPERATING EXPENSES:
SALARIES  AND  OTHER  EMPLOYEE  BENEFITS                    6,612,882             6,144,457          19,537,394          17,897,777
OCCUPANCY                                                   1,141,507               997,635           3,547,004           2,962,064
EQUIPMENT                                                     373,650               368,913           1,078,578           1,101,849
LEGAL                                                       4,932,880               845,788           6,773,664           2,609,001
MARKETING AND ADVERTISING                                     265,212               247,272             804,353             681,361
CREDIT AND COLLECTION                                         173,926               155,319             514,877             600,524
AUDIT AND ASSESSMENT                                          316,641               195,314           1,095,634             575,920
OTHER  OPERATING  EXPENSES                                  1,370,851             1,471,275           4,118,958           4,261,262
                                                     -----------------    ------------------    ----------------    ----------------
TOTAL OPERATING EXPENSES                                   15,187,549            10,425,973          37,470,462          30,689,758
                                                     -----------------    ------------------    ----------------    ----------------
(LOSS) INCOME BEFORE INCOME TAXES                            (149,856)            4,718,302           7,512,188          15,000,167
(BENEFIT) PROVISION FOR INCOME TAXES                         (235,145)            1,344,977           1,768,650           4,366,926
                                                     -----------------    ------------------    ----------------    ----------------
NET INCOME                                                    $85,289            $3,373,325          $5,743,538         $10,633,241
----------
                                                     =================    ==================    ================    ================

BASIC EARNINGS PER COMMON SHARE                                 $0.00                 $0.31               $0.52               $0.98
DILUTED EARNINGS PER COMMON SHARE                               $0.00                 $0.30               $0.50               $0.95
CASH DIVIDENDS PAID PER COMMON SHARE                            $0.13                 $0.12               $0.38               $0.34
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                  11,018,756            10,824,441          10,982,418          10,817,082
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                11,335,114            11,176,531          11,327,976          11,176,642


See accompanying notes to unaudited condensed consolidated financial statements.


                     STATE BANCORP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                                      2005                 2004
                                                                                           ----------------      ---------------
OPERATING ACTIVITIES:
  NET INCOME                                                                                    $5,743,538          $10,633,241
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR PROBABLE LOAN LOSSES                                                           3,054,000            3,315,000
    DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT                                 1,119,589            1,142,673
    AMORTIZATION OF INTANGIBLES                                                                     27,103               27,103
    AMORTIZATION OF NET PREMIUM ON SECURITIES                                                    2,639,802            4,506,047
    NET SECURITY GAINS                                                                            (884,743)          (2,865,738)
    NET GAINS ON SALE OF OTHER REAL ESTATE OWNED ("OREO")                                          (43,903)                   -
    INCOME FROM BANK OWNED LIFE INSURANCE                                                         (772,652)            (626,035)
    INCREASE IN OTHER ASSETS                                                                    (4,673,815)          (1,205,024)
    INCREASE IN ACCRUED EXPENSES, TAXES AND OTHER  LIABILITIES                                   4,016,531            1,848,515
                                                                                           ----------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       10,225,450           16,775,782
                                                                                           ----------------      ---------------
INVESTING ACTIVITIES:
  PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY                                       19,997,544           85,046,524
  PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE                                         291,253,005          178,331,081
  PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE                                    158,110,871          197,497,589
  PURCHASES OF SECURITIES HELD TO MATURITY                                                      (5,992,500)         (54,987,500)
  PURCHASES OF SECURITIES AVAILABLE FOR SALE                                                  (451,019,251)        (488,138,883)
  INCREASE IN LOANS - NET                                                                      (87,205,738)         (45,236,920)
  PROCEEDS FROM SALE OF OREO                                                                     2,774,139                    -
  PURCHASES OF BANK PREMISES AND EQUIPMENT - NET                                                  (651,507)            (571,347)
  INCREASE IN BANK OWNED LIFE INSURANCE                                                                  -          (25,000,000)
                                                                                           ----------------      ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (72,733,437)        (153,059,456)
                                                                                           ----------------      ---------------
FINANCING ACTIVITIES:
  DECREASE IN DEMAND AND SAVINGS DEPOSITS                                                       (7,670,724)         (82,502,166)
  INCREASE IN TIME DEPOSITS                                                                     15,417,152            4,966,069
  INCREASE IN FEDERAL FUNDS PURCHASED                                                            2,500,000                    -
  INCREASE IN SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                    36,441,000           57,078,853
  INCREASE IN OTHER BORROWINGS                                                                  12,878,600           61,616,094
  CASH DIVIDENDS PAID                                                                           (4,113,986)          (3,697,030)
  PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN                                   2,269,311            1,791,168
  PROCEEDS FROM STOCK OPTIONS EXERCISED                                                            496,150              513,811
  PROCEEDS FROM STOCK ISSUED UNDER DIRECTORS' STOCK PLAN                                                 -               30,361
  PURCHASES OF TREASURY STOCK                                                                     (634,479)          (1,893,782)
                                                                                           ----------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       57,583,024           37,903,378
                                                                                           ----------------      ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (4,924,963)         (98,380,296)
CASH AND CASH EQUIVALENTS - JANUARY 1                                                           73,934,976          147,762,269
                                                                                           ----------------      ---------------
CASH AND CASH EQUIVALENTS - SEPTEMBER 30                                                       $69,010,013          $49,381,973
                                                                                           ================      ===============
SUPPLEMENTAL DATA:
     INTEREST PAID                                                                             $17,219,474           $8,564,256
     INCOME TAXES PAID                                                                          $4,846,205           $4,032,126
     ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
         AVAILABLE FOR SALE                                                                    ($5,277,053)         ($4,487,142)
     DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END                                          $1,652,490           $1,353,061

See accompanying notes to unaudited condensed consolidated financial statements.


                      STATE BANCORP, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                           ACCUMULATED
                                                                                              OTHER          TOTAL        COMPRE-
                                                                                             COMPRE-         STOCK-       HENSIVE
                                         COMMON                  RETAINED     TREASURY       HENSIVE        HOLDERS'      INCOME
                                          STOCK      SURPLUS     EARNINGS        STOCK    INCOME (LOSS)      EQUITY       (LOSS)
                                     -----------------------------------------------------------------------------------------------
BALANCE,  JANUARY 1,  2005            $49,974,110   $63,014,247  $4,008,970  ($15,468,528)   ($478,957) $101,049,842
COMPREHENSIVE INCOME:
NET INCOME                                      -             -   5,743,538             -            -     5,743,538   $5,743,538
                                                                                                                     -------------
OTHER COMPREHENSIVE LOSS,
  NET OF TAX:
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD (1)                 -             -           -             -            -                 (2,871,290)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME (2)                    -             -           -             -            -                   (577,229)
CASH FLOW HEDGES (3)                            -             -           -             -            -                   (175,096)
                                                                                                                     -------------
TOTAL OTHER
  COMPREHENSIVE LOSS                            -             -           -             -   (3,623,615)   (3,623,615)  (3,623,615)
                                                                                                                     -------------
TOTAL COMPREHENSIVE
  INCOME                                        -             -           -             -            -                 $2,119,923
                                                                                                                     =============
CASH DIVIDEND
  ($0.40 PER SHARE)                             -             -  (4,406,178)            -            -    (4,406,178)
6 FOR 5 STOCK SPLIT (1,832,949
  SHARES AT $5.00 PAR VALUE)            9,164,745    (9,164,745)          -             -            -             -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (97,827 SHARES AT
  95% OF MARKET VALUE)                    489,135     1,780,176           -             -            -     2,269,311
STOCK OPTIONS EXERCISED
  (46,310 SHARES AT $5.00 PAR VALUE)      231,550       264,600           -             -            -       496,150
TREASURY STOCK PURCHASED
  (31,911 SHARES)                               -             -           -      (634,479)           -      (634,479)
                                     -------------------------------------------------------------------------------
BALANCE,  SEPTEMBER 30, 2005          $59,859,540   $55,894,278  $5,346,330  ($16,103,007) ($4,102,572) $100,894,569
                                     ===============================================================================
BALANCE,  JANUARY 1,  2004            $46,889,775   $53,544,877  $5,189,907  ($13,481,356)  $2,568,319   $94,711,522
COMPREHENSIVE INCOME:
NET INCOME                                      -             -  10,633,241             -            -    10,633,241  $10,633,241
                                                                                                                     -------------
OTHER COMPREHENSIVE LOSS,
  NET OF TAX:
UNREALIZED HOLDING LOSSES
  ARISING DURING THE PERIOD (1)                 -             -           -             -            -                 (1,018,877)
RECLASSIFICATION
  ADJUSTMENT FOR GAINS
  INCLUDED IN NET INCOME (2)                    -             -           -             -            -                 (1,861,635)
CASH FLOW HEDGES (3)                            -             -           -             -            -                   (218,179)
                                                                                                                     -------------
TOTAL OTHER
  COMPREHENSIVE LOSS                            -             -           -             -   (3,098,691)   (3,098,691)  (3,098,691)
                                                                                                                     -------------
TOTAL COMPREHENSIVE
  INCOME                                        -             -           -             -            -                 $7,534,550
                                                                                                                     =============
CASH DIVIDEND
   ($0.36 PER SHARE)                            -             -  (3,854,019)            -            -    (3,854,019)
5% STOCK DIVIDEND (427,776
   SHARES AT MARKET VALUE)              2,138,880     7,203,748  (9,342,628)            -            -             -
SHARES ISSUED UNDER THE
  DIVIDEND REINVESTMENT
  PLAN (79,249 SHARES AT
  95% OF MARKET VALUE)                    396,245     1,394,923           -             -            -     1,791,168
STOCK OPTIONS EXERCISED
  (52,843 SHARES AT $5.00 PAR VALUE)      264,215       249,596           -             -            -       513,811
STOCK ISSUED UNDER
   DIRECTORS' STOCK PLAN                    6,260        24,101           -             -            -        30,361
TREASURY STOCK PURCHASED
  (84,151 SHARES)                               -             -           -    (1,893,782)           -    (1,893,782)
                                     -------------------------------------------------------------------------------
BALANCE,  SEPTEMBER 30, 2004          $49,695,375   $62,417,245  $2,626,501  ($15,375,138)   ($530,372)  $98,833,611
                                     ===============================================================================

(1) Net of taxes of ($1,521,020) and ($602,527) in 2005 and 2004, respectively.
(2) Net of taxes of $307,514 and $1,004,103 in 2005 and 2004, respectively.
(3) Net of taxes of ($116,536) and ($145,212) in 2005 and 2004, respectively.

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

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, its condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, its condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2005 and 2004, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's 2004 annual report on Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

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

For the Nine Months Ended September 30,                                     2005           2004
------------------------------------------------------------------------------------------------

Net income, as reported                                               $5,743,538    $10,633,241

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects                                                  (395,711)      (290,076)
                                                                   -----------------------------
Pro forma net income                                                  $5,347,827    $10,343,165
                                                                   =============================
Earnings per share:
Basic - as reported                                                        $0.52          $0.98
Basic - pro forma                                                          $0.49          $0.96
Diluted - as reported                                                      $0.50          $0.95
Diluted - pro forma                                                        $0.47          $0.93

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
Expected life of options                                              7.3 years        7.3 years

Accounting for Derivative Financial Instruments

During the second quarter of 2005, the Bank executed a customer interest rate swap transaction together with an offsetting interest rate swap transaction with an institutional dealer. Both swaps are marked to market with changes in fair value recognized in earnings as noninterest income. For the nine months ended September 30, 2005, income associated with this swap was not material to the financial statements. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk.

The Company does not hold any derivative financial instruments for trading purposes.

At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($440,423), inclusive of accrued interest of $17,944, contained within other assets in the consolidated balance sheets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position. The cost to unwind the swap agreements totaled $899,000. This amount, net of taxes of $359,241, included in accumulated other comprehensive income (loss), will be reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the nine months ended September 30, 2005 and 2004, the Company recognized interest income net of expenses associated with unwinding the swap agreements of ($79,882) and $715,264, respectively, under the agreements.

Accounting for Bank Owned Life Insurance

In February 2004, the Bank purchased bank owned life insurance as a mechanism for funding current and future employee benefit costs. The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other operating income. As of September 30, 2005, the cash surrender value of this asset was $27 million.


2.  STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2005.

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity. During the third quarter, the Company repurchased 23,366 common shares at an average price of $19.12 per share.

The Company's Board of Directors (the "Board") declared a 6 for 5 stock split at their May 24, 2005 meeting. The stock split was paid on July 8, 2005 to stockholders of record as of June 17, 2005. Retroactive recognition for the stock split has been given to all share and per share amounts.


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

For the Nine Months Ended September 30,                                                          2005                         2004
---------------------------------------                                                          ----                         ----
Net income                                                                                 $5,743,538                  $10,633,241

Average dilutive stock options outstanding                                                    951,020                      878,939

Average exercise price per share                                                               $10.89                        $9.45

Average market price                                                                           $20.06                       $18.93

Weighted average common shares outstanding                                                 10,982,418                   10,817,082

Increase in shares due to exercise of options - diluted basis                                 345,558                      359,560
                                                                                              -------                      -------

Adjusted common shares outstanding -  diluted                                              11,327,976                   11,176,642
                                                                                           ==========                   ==========

Net income per share - basic                                                                    $0.52                        $0.98
                                                                                                =====                        =====

Net income per share - diluted                                                                  $0.50                        $0.95
                                                                                                =====                        =====

Options to purchase 164,039 and 134,764 shares were outstanding as of September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common shares for the corresponding year-to-date period.


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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at September 30, 2005 and December 31, 2004 are as follows:

                                                                                  Gross             Gross
                                                           Amortized         Unrealized        Unrealized        Estimated
                                                                Cost              Gains            Losses       Fair Value
---------------------------------------------------------------------------------------------------------------------------
September 30, 2005
Securities held to maturity:
Government Agency securities                             $15,988,758                  -          (223,278)     $15,765,480
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                              28,834,507             32,604           (56,472)      28,810,639
Government Agency securities                             253,569,321                  -        (1,906,982)     251,662,339
Corporate securities                                      23,091,964              7,956          (112,437)      22,987,483
Mortgage-backed securities and
collateralized mortgage obligations                      214,280,725             98,970        (3,685,194)     210,694,501
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                      519,776,517            139,530        (5,761,085)     514,154,962
---------------------------------------------------------------------------------------------------------------------------
Total securities                                        $535,765,275           $139,530       ($5,984,363)    $529,920,442
---------------------------------------------------------------------------------------------------------------------------

December 31, 2004
Securities held to maturity:
Government Agency securities                             $29,990,384                  -          ($41,384)     $29,949,000
---------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                              53,247,451            644,097          (311,301)      53,580,247
Government Agency securities                             162,313,981            165,974          (481,537)     161,998,418
Corporate securities                                      38,321,076             25,000          (142,733)      38,203,343
Mortgage-backed securities and
collateralized mortgage obligations                      259,161,494          1,108,459        (1,352,463)     258,917,490
---------------------------------------------------------------------------------------------------------------------------
Total securities available for sale                      513,044,002          1,943,530        (2,288,034)     512,699,498
---------------------------------------------------------------------------------------------------------------------------
Total securities                                        $543,034,386         $1,943,530       ($2,329,418)    $542,648,498
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

In September 2005, the FASB decided to include in the draft final FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," guidance similar to that provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The FASB also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the FASB decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. While the Company's management does not expect FSP 115-1 to have a material impact on the Company's consolidated financial statements, the impact, if any, cannot be fully assessed until the final guidance is issued.

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2005, there were no other-than-temporary impairments of the Company's investment securities.

Information pertaining to securities with gross unrealized losses at September 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:


                                                 Less than 12 Months         12 Months or Longer                  Total
                                          ----------------------------------------------------------------------------------------
                                                  Gross                        Gross                       Gross
                                             Unrealized      Estimated    Unrealized    Estimated     Unrealized         Estimated
                                                 Losses     Fair Value        Losses   Fair Value         Losses        Fair Value
----------------------------------------------------------------------------------------------------------------------------------
September 30, 2005
Securities held to maturity:
Government Agency securities                  ($223,278)    $15,765,480            -             -     ($223,278)      $15,765,480
-----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                    (29,297)      8,982,744      (27,175)    3,051,180       (56,472)       12,033,924
Government Agency securities                 (1,597,424)    209,741,013     (309,558)   41,921,326    (1,906,982)      251,662,339
Corporate securities                                  -               -     (112,437)   12,165,000      (112,437)       12,165,000
Mortgage-backed securities and
collateralized mortgage obligations          (1,277,316)    100,810,040   (2,407,878)   94,333,518    (3,685,194)      195,143,558
-----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale          (2,904,037)    319,533,797   (2,857,048)  151,471,024    (5,761,085)      471,004,821
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                            ($3,127,315)   $335,299,277  ($2,857,048) $151,471,024   ($5,984,363)     $486,770,301
-----------------------------------------------------------------------------------------------------------------------------------

December 31, 2004
Securities held to maturity:
Government Agency securities                   ($41,384)    $29,949,000            -             -      ($41,384)      $29,949,000
-----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
Obligations of states and political
subdivisions                                   (311,301)     32,599,067            -             -      (311,301)       32,599,067
Government Agency securities                   (481,537)    131,183,043            -             -      (481,537)      131,183,043
Corporate securities                           (142,733)     19,287,000            -             -      (142,733)       19,287,000
Mortgage-backed securities and
collateralized mortgage obligations          (1,116,585)    128,728,492     (235,878)   12,555,592    (1,352,463)      141,284,084
-----------------------------------------------------------------------------------------------------------------------------------
Total securities available for sale          (2,052,156)    311,797,602     (235,878)   12,555,592    (2,288,034)      324,353,194
-----------------------------------------------------------------------------------------------------------------------------------
Total securities                            ($2,093,540)   $341,746,602    ($235,878)  $12,555,592   ($2,329,418)     $354,302,194
-----------------------------------------------------------------------------------------------------------------------------------

The securities that have been in a continuous loss position for 12 months or longer at September 30, 2005 may be categorized as either: (1) adjustable rate mortgage-backed securities totaling $26,173,467, (2) adjustable rate U.S. Government Agency securities totaling $9,200,883, (3) fixed rate mortgage-backed securities totaling $68,160,051, (4) fixed rate U.S. Government Agency securities totaling $32,720,443, (5) fixed rate corporate debt securities totaling $12,165,000 or (6) fixed rate municipal securities totaling $3,051,180.

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

The securities that have been in a continuous loss position for 12 months or longer at September 30, 2005 were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable rate securities to reset their coupons at higher levels and therefore their market values will increase to reflect the higher coupons. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security's ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. However, those classified as "available for sale" could be sold, regardless of their market value, should business conditions warrant such sale.


5.  LOANS

The recorded investment in loans that are considered to be impaired, for the quarter ended September 30, 2005 and for the year ended December 31, 2004, is summarized below.

                                                                                  For the Quarter Ended         For the Year Ended
                                                                                     September 30, 2005          December 31, 2004
                                                                                          -------------          -----------------

Amount measured using the present value of expected future
      cash flows, discounted at each loan's effective interest rate
                                                                                                      -                          -
Impaired collateral-dependent loans                                                          $1,590,592                 $3,275,403
                                                                                             ----------                 ----------
Total amount evaluated as impaired                                                           $1,590,592                 $3,275,403
                                                                                             ==========                 ==========
Average impaired loan balance                                                                $1,600,394                 $4,579,424
                                                                                             ==========                 ==========

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $854,000 and $1,492,000 was established for $1,590,592 and $3,275,403 of the total impaired loans at September 30, 2005 and December 31, 2004, respectively. Interest income of $70,024 and $71,665 was recognized on impaired loans for the nine months ended September 30, 2005 and 2004, respectively, while interest income of $23,333 and $42,900 was recognized on impaired loans for the three months ended September 30, 2005 and 2004, respectively.

Activity in the allowance for probable loan losses for the nine months ended September 30, 2005 and 2004 is as follows:

                                                                                                2005                   2004
                                                                                   ------------------   --------------------
Balance, January 1                                                                       $12,020,443            $10,732,078
Provision charged to income                                                                3,054,000              3,315,000
Charge-offs, net of recoveries of $830,009 in 2005 and $98,008 in 2004                       124,605             (2,215,991)
Reclassification of reserve for off-balance sheet instruments (1)                           (508,613)                     -
                                                                                   ------------------   --------------------
Balance, September 30                                                                    $14,690,435            $11,831,087
                                                                                   ==================   ====================

(1) At September 30, 2005, the allowance for off-balance sheet instruments, i.e. loan commitments and undrawn lines, was reported as a component of other liabilities.

6.  LEGAL PROCEEDINGS

The Bank is involved in two legal proceedings related to Island Mortgage Network, Inc. and certain related entities ("IMN"), which held deposit accounts at the Bank during portions of 1999 and 2000. As reported in a Form 8-K filing dated October 17, 2005 with the Securities and Exchange Commission, the Bank has reached settlements with two of the three plaintiffs in one of those litigations, Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al. The sole remaining plaintiff is HSA Residential Mortgage Services of Texas ("RMST"). Third quarter 2005 net income was reduced by $3.1 million as a result of the settlements. The claim of RMST remains pending, and trial is presently scheduled to commence in early January, 2006.

The Bank will continue to defend the remaining lawsuits vigorously, and management believes that the Bank has substantial defenses to the claims that have been asserted. However, the ultimate outcome of these lawsuits cannot be predicted with certainty, and therefore, no liability has been recognized in the consolidated balance sheets at September 30, 2005 or December 31, 2004 because the potential liability is not both probable and estimable.

It also remains possible that other parties may later pursue additional claims against the Bank related to the Bank's dealings with IMN and its affiliates. The Bank's legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the remaining IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank's results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company's financial statements.


7.  INCOME TAX MATTERS

The Company has received preliminary findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and interest continues to accrue) for the years under examination. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,530,000, the Company's net tax liability would be approximately $2,970,000. This increase in tax appears to be based on the Department's assertion that SB Financial and SB Portfolio which are organized and operated entirely outside of the State of New York, should be included in the Company's New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003 and 2004, management estimates that the additional franchise tax liability for these years including interest would be approximately $2,400,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department's findings and intends to vigorously contest any assessment based upon these findings through appropriate administrative and, if necessary, court proceedings. At this time, management cannot estimate the likelihood of success on the merits of such assertions by the Department and no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at September 30, 2005 or December 31, 2004 with respect to this matter.


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes that, as of September 30, 2005, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company's and the Bank's capital amounts (in thousands) and ratios are as follows:

                                                                                                            To Be Well-
                                                                              For Capital               Capitalized Under
                                                                               Adequacy                 Prompt Corrective
                                                        Actual                 Purposes                 Action Provisions
                                           ---------------------------------------------------------------------------------
                                                 Amount         Ratio       Amount         Ratio        Amount        Ratio
----------------------------------------------------------------------------------------------------------------------------
As of September 30, 2005:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                                $122,450         8.12%      $60,320         4.00%           N/A          N/A
    The Bank                                   $121,266         8.04%      $60,331         4.00%       $75,414        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                                $122,450        11.60%      $42,224         4.00%           N/A          N/A
    The Bank                                   $121,266        11.49%      $42,216         4.00%       $63,324        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                                $135,673        12.85%      $84,466         8.00%           N/A          N/A
    The Bank                                   $134,482        12.74%      $84,447         8.00%      $105,559       10.00%
----------------------------------------------------------------------------------------------------------------------------
As of September 30, 2004:
Tier I Capital to Total Adjusted
 Average Assets (Leverage):
    The Company                                $116,781         7.85%      $59,506         4.00%           N/A          N/A
    The Bank                                   $115,779         7.79%      $59,450         4.00%       $74,313        5.00%
Tier I Capital to Risk-Weighted Assets:
    The Company                                $116,781        12.34%      $37,854         4.00%           N/A          N/A
    The Bank                                   $115,779        12.25%      $37,805         4.00%       $56,708        6.00%
Total Capital to Risk-Weighted Assets:
    The Company                                $128,611        13.59%      $75,709         8.00%           N/A          N/A
    The Bank                                   $127,593        13.50%      $75,611         8.00%       $94,513       10.00%
----------------------------------------------------------------------------------------------------------------------------

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements - Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations regarding a range of issues that could potentially impact the Company's performance in future periods. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those discussed herein. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "is confident that" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory environment, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's primary trade area, litigation liabilities, including costs, expenses, settlements and judgments, accounting principles and guidelines and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing and services.

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

Financial performance of State Bancorp, Inc.                                            Over/
(dollars in thousands, except per share data)                                          (under)
As of or for the nine months ended September 30,              2005         2004          2004
----------------------------------------------------------------------------------------------
Revenue (1)                                                $48,037      $49,005            (2)%
Operating expenses                                          37,470       30,690            22
Provision for probable loan losses                           3,054        3,315            (8)
Net income                                                   5,744       10,633           (46)
Net income per share - diluted (2)                            0.50         0.95           (47)
Dividend payout ratio                                        76.7%        36.2%          4050 bp
Return on average total stockholders' equity                 7.47%       14.76%          (729)
----------------------------------------------------------------------------------------------
Tier I leverage ratio                                        8.12%        7.85%            27 bp
Tier I capital ratio                                        11.60%       12.34%           (74)
Total capital ratio                                         12.85%       13.59%           (74)
----------------------------------------------------------------------------------------------

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.
(2) Retroactive recognition has been given for stock dividends and splits.

As of September 30, 2005, the Company, on a consolidated basis, had total assets of approximately $1.5 billion, total deposits of approximately $1.3 billion and stockholders' equity of approximately $101 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

The Bank has various operating subsidiaries. NHPL owns 51% of PWB, which was formed in 2002 to own the Bank's branch premises located in Port Washington, New York. It also owns 51% of State Title Agency, LLC, formed in 2004, to provide an opportunity for the Bank to offer title insurance for commercial transactions.
NHPL, PWB and State Title Agency, LLC, are not material in terms of contributions to the Company's results of operations. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established SB Portfolio and SB Financial, two wholly owned Delaware-based subsidiaries. SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries. The Bank's leasing activity is primarily conducted by SWLC (acquired in 2001) which has a thirty year history of nationwide equipment leasing.

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

The Company expects that compliance with provisions regulating environmental controls will have no material effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 358 full-time and part-time officers and employees as of September 30, 2005.

The Company's Internet address is www.statebankofli.com. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Opportunities, Risks and Threats - Intense competition in the Company's tri-county trade area continues unabated from a variety of new competitors through both de novo branching and acquisition. Management expects that the Company will continue to focus on careful expansion of the loan and lease portfolios, significant expense reduction strategies and initiatives to improve noninterest income generation. Management has announced that the Bank expects to open its sixteenth branch facility in Westbury, Long Island later this year. This location is projected to provide excellent retail and commercial deposit potential and is also expected to assist in the growth of the commercial loan portfolio based upon its strategic location contiguous to an industrial park. During 2004 and 2005, the Company expanded its staff of professional bankers in the areas of cash management sales, professional services deposit generation and commercial lending. Recent industry consolidation has provided the Company with the opportunity to add these experienced, relationship-oriented bankers to staff to support future growth and market penetration. Technology upgrades and new products will continue to be developed to support branch deposit growth and improve cross-selling efforts.

By following its long-standing philosophy of Measured, Orderly Growth, maintaining a "Customer First" attitude and adhering to the ideals contained in its mission statement that are continually reinforced by the Board of Directors and executive management team, the Company is hopeful that its application of a consistent standard of excellence will lead to productive results in the months and years ahead.

Recent Accounting Developments - In September 2005, the FASB decided to include in the draft final FASB Staff Position (FSP) FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," guidance similar to that provided in EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The FASB also decided to add a footnote to clarify that the final FSP will not address when a debt security should be designated as nonaccrual or how to subsequently report income on a nonaccrual debt security. In addition, the FASB decided that (1) the FSP would be applied prospectively and (2) the effective date would be reporting periods beginning after December 15, 2005. While the Company's management does not expect FSP 115-1 to have a material impact on the Company's consolidated financial statements, the impact, if any, cannot be fully assessed until the final guidance is issued.

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

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                        LOAN PORTFOLIO AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

For the Period Ended     Loans(net of unearned income)     Allowance as a %
                              (in thousands)                of total loans
--------------------------------------------------------------------------------
            12/31/01                         $551,598                1.68%
            12/31/02                         $620,384                1.62%
            12/31/03                         $711,216                1.51%
            12/31/04                         $778,191                1.54%
             9/30/05                         $865,013                1.70%

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

The Company has received preliminary findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and interest continues to accrue) for the years under examination. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,530,000, the Company's net tax liability would be approximately $2,970,000. This increase in tax appears to be based on the Department's assertion that SB Financial and SB Portfolio which are organized and operated entirely outside of the State of New York, should be included in the Company's New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003 and 2004, management estimates that the additional franchise tax liability for these years including interest would be approximately $2,400,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department's findings and intends to vigorously contest any assessment based upon these findings through appropriate administrative and, if necessary, court proceedings. At this time, management cannot estimate the likelihood of success on the merits of such assertions by the Department and no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at September 30, 2005 or December 31, 2004 with respect to this matter.

Other-Than-Temporary Impairment of Investment Securities - If the Company deems any investment security's decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company's financial statements could vary if management's conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost,
(2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company's management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts' reports. The Company's management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2005, there were no other-than-temporary impairments of the Company's investment securities.

Recognition of Contingent Liabilities - The Company and the Bank are subject to proceedings and claims that arise in the normal course of business. Management assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments. A liability is recognized in the Company's consolidated balance sheets if such liability is both probable and estimable.

Material Changes in Financial Condition - Total assets of the Company were $1.5 billion at September 30, 2005. When compared to December 31, 2004, total assets increased by $71 million or 5%. The increase was primarily attributable to growth in the loan portfolio, cash and due from banks and other assets of $84 million, $5 million and $4 million, respectively. These were partially offset by declines in the investment portfolio and overnight securities purchased under agreements to resell of $12 million and $10 million, respectively. The growth in the loan portfolio resulted primarily from increases in commercial loans, commercial mortgages, installment loans and leases. Decreases in mortgage-backed and short-term tax-exempt municipal securities were the primary factors in the contraction of the investment portfolio.

At September 30, 2005, total deposits were $1.3 billion, an increase of $8 million or 1% when compared to December 31, 2004. This growth was largely attributable to increases in savings, demand, time and money market deposits of $38 million, $24 million, $15 million and $7 million, respectively, partially offset by a decrease in NOW deposits of $76 million. Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 74% of total deposits at September 30, 2005 compared to 75% at year-end 2004. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost time deposits. Brokered time deposits and time certificates of deposit of $100,000 or more declined $49 million and $8 million, respectively, as the Company utilized short-term borrowings for funding purposes. Short-term borrowed funds, primarily Federal funds purchased, overnight securities sold under agreements to repurchase and Federal Home Loan Bank of New York ("FHLB") advances, were $84 million, an increase of $52 million from December 31, 2004.

Average interest-earning assets for the third quarter of 2005 were up by $11 million or 1% to $1.4 billion from the comparable 2004 period. This was largely the result of a $109 million or 15% increase in average loans, primarily commercial loans and commercial mortgages, a $40 million average increase in securities purchased under agreements to resell and a $2 million increase in average interest-bearing deposits. These increases were partially offset by a $140 million or 22% decrease in average investment securities, resulting from declines in municipal and mortgage-backed securities of $87 million and $68 million, respectively.

Funding the third quarter growth in average interest-earning assets was an increase in average core deposits. Average core deposits increased $77 million or 8% during the third quarter of 2005 as compared to the same period in 2004, reflecting growth in average savings and demand deposits of 11% and 3%, respectively. Average short-term borrowed funds fell $120 million during the third quarter of 2005 as compared to the same period in the prior year, primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $62 million and $60 million, respectively.

These activities resulted in a third quarter fully taxable equivalent ("FTE") net interest margin of 4.10%, down from 4.33% one year ago. This 23 basis point decline was the result of a 94 basis point increase in the Company's cost of funds to a weighted average rate of 1.87%, offset by a 71 basis point increase in the Company's FTE yield on interest-earning assets to 5.98%. The higher cost of funds reflects the impact of short-term interest rate increases and the significant competition for deposits in the Company's trade area. The widening of the Company's yield on interest-earning assets was due to a combination of higher rates and growth in higher yielding loans during 2005.

Capital - The Company's capacity to grow its assets and earnings stems, in part, from the significance of its capital strength. The Company strives to maintain an optimal level of capital, commensurate with its risk profile, on which an attractive rate of return to stockholders will be realized over both the short and long term, while serving the needs of depositors, creditors and regulators. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. At September 30, 2005, the Company's and the Bank's capital ratios are in excess of those necessary for classification as a "well-capitalized" institution pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

Throughout the year, the Company's capital grows by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders' equity amounted to $101 million at September 30, 2005, representing a $155 thousand decrease and a $2 million (2%) increase, respectively, from December 31 and September 30, 2004. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance. Table 2-1 summarizes the Company's capital ratios as of September 30, 2005 and compares them to current regulatory guidelines and December 31 and September 30, 2004 actual results.

TABLE 2-1

                                                                                 Tier I Capital/            Total Capital/
                                                               Tier I              Risk-Weighted             Risk-Weighted
                                                             Leverage                     Assets                    Assets
                                                  --------------------    -----------------------    ----------------------
Regulatory Minimum                                         3.00%-4.00%                    4.00%                     8.00%

Ratios as of:

  September 30, 2005                                             8.12%                   11.60%                    12.85%
  December 31, 2004                                              7.82%                   12.46%                    13.71%
  September 30, 2004                                             7.85%                   12.34%                    13.59%

Regulatory Criteria for a "Well-Capitalized" Institution         5.00%                    6.00%                    10.00%

Management strives to provide stockholders with a competitive return on their investment in the Company. The Board declared a 6 for 5 stock split at their May 24, 2005 meeting, the 36th consecutive year that it has distributed a stock dividend or stock split to common stockholders. The stock split was paid on July 8, 2005 to stockholders of record as of June 17, 2005. In addition, for the first nine months of 2005, the Board declared cash dividends on the Company's common stock amounting to $0.40 per share (as adjusted for the stock split). During the first nine months of 2005, the Company distributed $4.4 million in cash dividends on its common stock, representing a payout ratio of 76.7%.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                    CASH DIVIDENDS AND DIVIDEND PAYOUT RATIOS

For the Period Ended              Dividends            Payout ratio
--------------------------------------------------------------------------------
             12/31/01             $4,197,162                  38.79%
             12/31/02             $4,414,379                  39.06%
             12/31/03             $4,647,399                  38.68%
             12/31/04             $5,214,318                  38.98%
              9/30/05             $4,406,178                  76.72%

The Company's stock repurchase program expended $447 thousand during the third quarter of 2005 to repurchase 23,366 shares at an average cost of $19.12 per share. Since 1998, a total of 957,906 shares of Company stock have been repurchased at an average cost of $16.81 per share. Under the Board's existing authorization, an additional 542,094 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share.

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. During the third quarter of 2005, the weighted-average rate on all trust preferred securities was 6.72%.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2005 and 2004, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $273 million and $236 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2005 and

2004, the Bank had letters of credit outstanding of approximately $12 million and $18 million, respectively. At September 30, 2005, the uncollateralized portion was approximately $3 million.

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

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2005, $700 thousand; in 2006, $2.7 million; in 2007, $2.7 million; in 2008, $2.7 million; in 2009, $2.5 million; and the remainder to 2015, $4.7 million.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. Throughout the third quarter of 2005, the Company's liquidity position remained stable and well within acceptable industry standards. The level of core deposits, calls of U.S.
Government Agency securities and paydowns on mortgage-backed securities are sources of readily available funds to meet general liquidity needs. In addition, at September 30, 2005, the Company had access to approximately $125 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years. At September 30, 2005, the Company also had approximately $10 million in formal and $47 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. Approximately $45 million and $3 million were drawn under the Company's lines of credit with FHLB and correspondent banks, respectively, at September 30, 2005.

Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of September 30, 2005.

                                                                   Payments due by period (in thousands)
                                              --------------------------------------------------------------------------------------
                                                                   Less than                                              More than
Contractual obligations                              Total            1 year       1 - 3 years       3 - 5 years            5 years
--------------------------------------------- ------------- ----------------- ----------------- ----------------- ------------------
Leases covering various Bank equipment,
branches, office space and land                    $15,998            $2,788            $5,357            $4,818             $3,035

Federal funds purchased                              2,500             2,500                 -                 -                  -

Federal Home Loan Bank of New York
overnight and term borrowings                       45,000            45,000                 -                 -                  -

Obligations under equipment lease financing            145                79                66                 -                  -

Junior subordinated debentures                      20,620                 -                 -                 -             20,620
                                              ------------- ----------------- ----------------- ----------------- ------------------
                                                   $84,263           $50,367            $5,423            $4,818            $23,655
                                              ------------- ----------------- ----------------- ----------------- ------------------

Material Changes in Results of Operations for the Nine Months Ended September 30, 2005 versus 2004 - Net income for the nine months ended September 30, 2005 was $5.7 million, a decrease of $4.9 million or 46.0%, when compared to the same 2004 period, principally as a result of higher legal expenses largely related to the Island Mortgage Network ("IMN") litigation. In addition to the increase in legal expenses, there was also growth in salaries and other employee benefits, occupancy, marketing and advertising and audit and assessment expenses. The Company also reported decreases in service charges on deposit accounts and net security gains. These were partially offset by an improvement in net interest income (up $1.0 million), a decrease in the provision for probable loan losses, increases in income from bank owned life insurance and other operating income and a reduction in the provision for income taxes. Diluted earnings per common share were $0.50 in 2005 and $0.95 in 2004. The Company's returns on average assets and stockholders' equity were 0.51% and 7.47% in 2005 and 0.97% and 14.76% in 2004, respectively.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 2.3% to $43.5 million as the result of a 2% or $33 million increase in average interest-earning assets. The increase in average interest-earning assets was largely the result of a 13% increase in average loans, primarily commercial loans, commercial mortgages, installment loans and leases, partially offset by a $79 million or 13% decrease in average investment securities. Declines in mortgage-backed and short-term tax-exempt municipal securities of $52 million and $38 million, respectively, were partially offset by an increase in U.S. Government Agency securities.

Growth in commercial loans, commercial mortgages, installment loans and leases resulted in a $93 million increase in average loans outstanding during 2005. The Company has been able to steadily improve its market share through conservative underwriting and credit standards. Products such as the Small Business Line of Credit, as well as the Bank's web-based commercial cash management system and an online banking service, assist in generating loan volume as well as creating cross-sell opportunities for the Company's full range of deposit and credit products. In addition, the Company has full time staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

Funding the growth in average interest-earning assets during the first nine months of 2005, as compared to the same 2004 period, was a higher level of average core deposits. The lower-cost core deposit balances increased $72 million or 8% during 2005 and provided funding at an average cost of 1.15%. This has enabled the Company to reduce its dependence on higher-cost borrowed funds and time deposits, including brokered deposits.

These activities resulted in an FTE net interest margin of 4.19% for the first nine months of 2005, down from 4.23% one year ago. This four basis point decline was the result of a 77 basis point increase in the Company's cost of funds to a weighted average rate of 1.64%, offset by a 73 basis point increase in the Company's FTE yield on interest-earning assets to 5.83%. The higher cost of funds reflects the impact of short-term interest rate increases and intense competition for deposits in the Company's market area. The higher yield on interest-earning assets resulted from a shift in the mix to a greater percentage of loans to earning assets in 2005 (58%) versus 2004 (53%), coupled with increases in the Company's prime rate during 2005.

Total noninterest income declined $2.0 million or 30.1% for the first nine months of 2005 as compared to 2004, solely due to lower net security gains. Net security gains totaled $885 thousand in 2005 versus $2.9 million in 2004. Sales of long-term municipal and mortgage-backed issues during the second quarter produced the 2005 gains. The 2004 gains resulted from the sale of long-term municipal notes, undertaken as a result of a decline in interest rates during the first quarter last year. In addition to the decline in net security gains, there was also a decrease in service charges on deposit accounts (down 11.1%) due to improved management of balances by corporate customers. These were partially offset by an increase in income from bank owned life insurance due to the timing of this asset purchase during the middle of 2004's first quarter and a 5.2% growth in other operating income as the result of increases in mortgage loan sale fees, debit card fees and income from the Company's Title Agency joint venture subsidiary during 2005.

Revenue of State Bancorp, Inc.                                                      Over/
(dollars in thousands)                                                             (under)
For the nine months ended September 30,                    2005        2004          2004
------------------------------------------------------------------------------------------
Net interest income                                     $43,473     $42,480             2 %
Service charges on deposit accounts                       1,556       1,750           (11)
Net security gains                                          885       2,866           (69)
Income from bank owned life insurance                       773         626            23
Other operating income                                    1,350       1,283             5
------------------------------------------------------------------------------------------
Total revenue                                           $48,037     $49,005            (2)%
------------------------------------------------------------------------------------------

The 22.1% rise in total operating expenses during the first nine months of 2005 as compared to 2004 was primarily due to increases in legal, salaries and other employee benefits, occupancy, marketing and advertising and audit and assessment expenses. Legal expenses associated with ongoing litigation previously disclosed in the Company's filings with the Securities and Exchange Commission ("SEC"), related to the Company's relationship with IMN, a former deposit customer, and its affiliates, rose by $4.0 million during the first nine months of 2005 as the result of settlements with two of the three plaintiffs in the Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al. litigation. The Company will continue to defend the remaining two IMN lawsuits vigorously. Management believes that it has substantial defenses to the remaining claims that have been asserted; however, the ultimate outcome of these lawsuits cannot be predicted with certainty. The Company expects to continue to incur costs related to the IMN litigation during the fourth quarter of 2005 and in 2006. Salaries and other employee benefits (up 9.2%) rose as the result of staff expansion coupled with higher medical and pension costs. The establishment of a Professional Services Group ("PSG") in 2004 along with the addition of several commercial lending officers in early 2005 accounted for much of the growth in staff costs. Occupancy costs increased by 19.7% to $3.5 million as the result of several factors: most notably additional office space in our County Seat location and in New York City, primarily for PSG; higher utility costs; higher real estate tax assessments and increased facilities maintenance costs. Marketing and advertising expenses grew by 18.1% due to higher costs associated with various Bank product promotions. Audit and assessment expenses increased by 90.2% due solely to costs required to comply with the Sarbanes-Oxley Act of 2002. Somewhat offsetting the foregoing cost increases were improvements in several expense categories. Equipment expenses declined by 2.1% as the result of lower depreciation and equipment maintenance costs. Credit and collection fees declined by 14.3% due to the continued reduction in the number and amount of nonperforming assets in 2005.

Operating expenses of State Bancorp, Inc.                                           Over/
(dollars in thousands)                                                             (under)
For the nine months ended September 30,                    2005        2004          2004
------------------------------------------------------------------------------------------
Salaries and other employee benefits                    $19,537     $17,898             9 %
Occupancy                                                 3,547       2,962            20
Equipment                                                 1,078       1,102            (2)
Legal                                                     6,774       2,609           160
Marketing and advertising                                   804         681            18
Credit and collection                                       515         601           (14)
Audit and assessment                                      1,096         576            90
Other operating expenses                                  4,119       4,261            (3)
------------------------------------------------------------------------------------------
Total operating expenses                                $37,470     $30,690            22 %
------------------------------------------------------------------------------------------

The above factors resulted in an operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 77.7% for the first nine months of 2005 as compared to 64.6% in 2004. The Company's other measure of expense control, the ratio of total operating expenses to average total assets, increased during the first nine months of 2005 to 3.33% from a level of 2.79% in 2004.

Income tax expense declined $2.6 million for the first nine months of 2005 as compared to 2004. The Company's effective tax rate declined to 23.5% from 29.1% a year ago.

Material Changes in Results of Operations for the Three Months Ended September 30, 2005 versus 2004 - Net income for the three months ended September 30, 2005 was $85 thousand, a decrease of $3.3 million or 97.5%, when compared to the same 2004 period. A significant increase in legal expenses (up $4.1 million) was the primary reason for the decline in net income. Other factors contributing to the decline in third quarter 2005 earnings were a 2.8% reduction in net interest income, a $340 thousand decline in net security gains (pre-tax) and growth in various operating expense categories. Partially offsetting these negative factors was a $558 thousand or 48.4% reduction in the provision for probable loan losses. Diluted earnings per common share were $0.00 in 2005 and $0.30 in 2004. The Company's returns on average assets and stockholders' equity were 0.02% and 0.33% in 2005 and 0.90% and 13.87% in 2004, respectively.

The reasons supporting the third quarter earnings performance are similar to those already presented in the nine-month analysis, except as indicated below. As shown in Table 2-2 (B) following this narrative, the decrease of $416 thousand in net interest income resulted from a 23 basis point narrowing of the Company's net interest margin to 4.10% from 4.33% a year ago. A nominal increase in average interest-earning assets (up 1%), led by loan portfolio growth of 15%, could not offset the margin contraction which resulted from the impact of continued higher short-term rates.

In addition to the increase in legal expenses, growth in salaries and other employee benefits, occupancy, equipment, marketing and advertising, credit and collection and audit and assessment expenses accounted for the increase in operating expenses in 2005. Other operating expenses declined by 6.8% versus last year. The Company's third quarter operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) increased to 95.1% in 2005 from 62.4% a year ago. The Company's other measure of expense control, the ratio of total operating expenses to average total assets, increased during the third quarter of 2005 to 4.00% from a level of 2.79% in 2004. The Company's effective tax rate was 28.5% in 2004. The Company did not have taxable income in the third quarter of 2005.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $3 million at September 30, 2005, a $5 million decrease from December 31, 2004 and a $6 million decrease from September 30, 2004. The reduction in nonperforming assets at September 30, 2005 was primarily the result of aggressive workout, collection and charge-off efforts. During the third quarter of 2005, the Company sold one commercial property held as other real estate owned at a small gain. This property was classified as a nonperforming asset totaling $3 million at December 31, 2004 and September 30, 2004. At September 30, 2005, December 31, 2004 and September 30, 2004, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $293 thousand at September 30, 2005, reflecting an increase of $204 thousand and a decrease of $64 thousand, respectively, when compared to year-end 2004 and September 30, 2004.

The allowance for probable loan losses amounted to $15 million or 1.7% of total loans at September 30, 2005 versus $12 million and 1.6%, respectively, at the comparable 2004 date. The allowance for probable loan losses as a percentage of total nonperforming assets increased to 462% at September 30, 2005 from 152% at December 31, 2004 and from 129% one year ago.

[THE FOLLOWING DATA WAS REPRESENTED AS A BAR CHART IN THE PRINTED MATERIAL.]

                  TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
                            FOR PROBABLE LOAN LOSSES

                       Total nonperforming assets         Allowance as a % of
For the Period Ended        (in thousands)            total nonperforming assets
--------------------   --------------------------     --------------------------
            12/31/01                       $8,920                       103.76%
            12/31/02                       $6,317                       159.03%
            12/31/03                      $11,316                        94.84%
            12/31/04                       $7,924                       151.69%
             9/30/05                       $3,182                       461.66%

The Company's loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first nine months of 2005 and 2004 was $3.1 million and $3.3 million, respectively. The Company recorded net loan recoveries of $125 thousand during the first nine months of 2005 and net charge-offs of $2.2 million in 2004. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2005. Due to the uncertain nature of the factors cited above, management anticipates incurring loan charge-offs during the rest of 2005. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)

                          NET INTEREST INCOME ANALYSIS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                    2005                                    2004
                                                    -----------------------------------     ---------------------------------
                                                        Average                Average          Average              Average
                                                        Balance    Interest Yield/Cost          Balance  Interest Yield/Cost
                                                    -----------------------------------     ---------------------------------
ASSETS:
Interest-earning assets:
Securities (1)                                         $532,069     $15,309       3.85 %       $610,723   $16,133       3.53 %
Federal funds sold                                          513          14       3.65              439         3       0.91
Securities purchased under agreements to
  resell                                                 53,119       1,065       2.68           35,106       247       0.94
Interest-bearing deposits                                 6,009         109       2.43            5,044        32       0.85
Loans (2)                                               816,938      44,944       7.36          723,859    36,101       6.66
                                                    -----------------------------------     ---------------------------------
Total interest-earning assets                         1,408,648      61,441       5.83        1,375,171    52,516       5.10
                                                    -----------------------------------     ---------------------------------
Non-interest-earning assets                              95,415                                  94,552
                                                    ------------                            ------------
Total Assets                                         $1,504,063                              $1,469,723
                                                    ============                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                       $695,783       8,652       1.66         $647,861     3,540       0.73
Time deposits                                           275,215       5,677       2.76          261,157     3,191       1.63
                                                    -----------------------------------     ---------------------------------
Total savings and time deposits                         970,998      14,329       1.97          909,018     6,731       0.99
                                                    -----------------------------------     ---------------------------------
Federal funds purchased                                   6,661         152       3.05            7,634        72       1.26
Securities sold under agreements to
  repurchase                                             18,639         427       3.06           45,237       452       1.33
Other borrowed funds                                     57,181       1,332       3.11           90,991       958       1.41
Junior subordinated debentures                           20,620       1,033       6.70           20,620       764       4.95
                                                    -----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,074,099      17,273       2.15        1,073,500     8,977       1.12
                                                    -----------------------------------     ---------------------------------
Demand deposits                                         306,216                                 282,635
Other liabilities                                        20,968                                  17,367
                                                    ------------                            ------------
Total Liabilities                                     1,401,283                               1,373,502
Stockholders' Equity                                    102,780                                  96,221
                                                    ------------                            ------------
Total Liabilities and Stockholders' Equity           $1,504,063                              $1,469,723
                                                    ============                            ============
Net interest income/rate - tax-equivalent basis                      44,168       4.19 %                   43,539       4.23 %
                                                                            ===========                           ===========
Less tax-equivalent basis adjustment                                   (695)                               (1,059)
                                                                ------------                            ----------
Net interest income                                                 $43,473                               $42,480
                                                                ============                            ==========

(1) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $571 and $919 in 2005 and 2004, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $124 and $140 in 2005 and 2004, respectively.

TABLE 2 - 2 (B)

                          NET INTEREST INCOME ANALYSIS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (DOLLARS IN THOUSANDS)

                                                                     2005                                    2004
                                                    -----------------------------------     ---------------------------------
                                                        Average                Average          Average              Average
                                                        Balance    Interest Yield/Cost          Balance  Interest Yield/Cost
                                                    -----------------------------------     ---------------------------------
ASSETS:
Interest-earning assets:
Securities (1)                                         $508,063      $4,700       3.67 %       $648,774    $5,859       3.59 %
Federal funds sold                                        1,425          13       3.70              196         1       2.03
Securities purchased under agreements to
  resell                                                 40,621         341       3.33              446         1       0.89
Interest-bearing deposits                                 6,784          45       2.63            5,122        16       1.24
Loans (2)                                               848,245      16,076       7.52          739,269    12,594       6.78
                                                    -----------------------------------     ---------------------------------
Total interest-earning assets                         1,405,138      21,175       5.98        1,393,807    18,471       5.27
                                                    -----------------------------------     ---------------------------------
Non-interest-earning assets                             101,582                                  93,762
                                                    ------------                            ------------
Total Assets                                         $1,506,720                              $1,487,569
                                                    ============                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits                                       $690,558       3,353       1.93         $623,006     1,297       0.83
Time deposits                                           294,481       2,427       3.27          256,543     1,040       1.61
                                                    -----------------------------------     ---------------------------------
Total savings and time deposits                         985,039       5,780       2.33          879,549     2,337       1.06
                                                    -----------------------------------     ---------------------------------
Federal funds purchased                                   6,174          55       3.53            4,373        18       1.64
Securities sold under agreements to
  repurchase                                             10,465          93       3.53           70,281       268       1.52
Other borrowed funds                                     40,327         368       3.62          102,354       426       1.66
Junior subordinated debentures                           20,620         373       7.18           20,620       269       5.19
                                                    -----------------------------------     ---------------------------------
Total interest-bearing liabilities                    1,062,625       6,669       2.49        1,077,177     3,318       1.23
                                                    -----------------------------------     ---------------------------------
Demand deposits                                         309,864                                 300,737
Other liabilities                                        30,288                                  12,905
                                                    ------------                            ------------
Total Liabilities                                     1,402,777                               1,390,819
Stockholders' Equity                                    103,943                                  96,750
                                                    ------------                            ------------
Total Liabilities and Stockholders' Equity           $1,506,720                              $1,487,569
                                                    ============                            ============
Net interest income/rate - tax-equivalent basis                      14,506       4.10 %                   15,153       4.33 %
                                                                            ===========                           ===========
Less tax-equivalent basis adjustment                                   (142)                                 (373)
                                                                ------------                            ----------
Net interest income                                                 $14,364                               $14,780
                                                                ============                            ==========

(1) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $102 and $327 in 2005 and 2004, respectively.
(2) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $40 and $46 in 2005 and 2004, respectively.

TABLE 2 - 3

                        ANALYSIS OF NONPERFORMING ASSETS
                   AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
       SEPTEMBER 30, 2005 VERSUS DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
                             (DOLLARS IN THOUSANDS)


NONPERFORMING ASSETS BY TYPE:                                                               PERIOD ENDED:
-----------------------------
                                                                     ---------------------------------------------------
                                                                     9/30/2005           12/31/2004           9/30/2004
                                                                     -----------         -----------          ----------
Nonaccrual Loans                                                         $3,182              $5,274              $6,474
Other Real Estate Owned                                                       -               2,650               2,650
                                                                     -----------         -----------          ----------
    Total Nonperforming Assets                                           $3,182              $7,924              $9,124
                                                                     ===========         ===========          ==========
Loans  90  Days  or  More  Past  Due
   and Still Accruing                                                      $293                 $89                $357
Gross  Loans  Outstanding                                              $865,013            $778,191            $754,237
Total  Stockholders'  Equity                                           $100,895            $101,050             $98,834


ANALYSIS OF THE ALLOWANCE FOR
PROBABLE LOAN LOSSES:                                                                       QUARTER ENDED:
---------------------
                                                                     ---------------------------------------------------
                                                                     9/30/2005           12/31/2004           9/30/2004
                                                                     -----------         -----------          ----------
Beginning Balance                                                       $14,611             $11,831             $11,042
Provision                                                                   594               1,191               1,152
Net Charge-Offs                                                            (148)             (1,002)               (363)
Reclassification of Reserve for Off-Balance Sheet Instruments (2)          (367)                  -                   -
                                                                     -----------         -----------          ----------
Ending Balance                                                          $14,690             $12,020             $11,831
                                                                     ===========         ===========          ==========


KEY  RATIOS:                                                                                PERIOD ENDED:
------------
                                                                     ---------------------------------------------------
                                                                     9/30/2005           12/31/2004           9/30/2004
                                                                     -----------         -----------          ----------
Allowance  as  a  %  of  Total  Loans                                      1.7%                1.5%                1.6%

Nonaccrual Loans  as  a  %  of  Total  Loans                               0.4%                0.7%                0.9%

Nonperforming Assets  (1)  as a % of Total
   Loans and Other Real Estate Owned                                       0.4%                1.0%                1.2%

Allowance for Probable Loan Losses as
   a % of Nonaccrual Loans                                               461.7%              227.9%              182.7%

Allowance for Probable Loan Losses as a %
   of Nonaccrual Loans and Loans 90 days or
   More Past Due and Still Accruing                                      422.7%              224.1%              173.2%

(1) Excludes loans 90 days or more past due and still accruing interest.
(2) At September 30, 2005, the allowance for off-balance sheet instruments, i.e. loan commitments and undrawn lines, was reported as a component of other liabilities.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2004 in the Company's Annual Report on Form 10-K. There have been no material changes in the Company's market risk at September 30, 2005 compared to December 31, 2004. The following is an update of the discussion provided therein.

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

The accompanying Table 3-1 sets forth the amounts of assets and liabilities outstanding as of September 30, 2005 which, based upon certain assumptions, are expected to reprice or mature in each of the time frames shown. Except as stated, the amount of assets and liabilities shown to reprice or mature within a particular time frame was determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability.

An asset-sensitive gap indicates an excess of interest-sensitive assets over interest-sensitive liabilities, whereas a liability-sensitive gap indicates the opposite. At September 30, 2005, the Company had a one-year cumulative asset-sensitivity gap of $152 million. In a rising rate environment, an asset-sensitive gap position generally indicates that increases in income from interest-bearing assets will outpace increases in expense associated with funding those assets. In addition, the Company's net interest margin and net income would improve under this scenario. Conversely, in a declining interest rate environment, the Company's cost of funds would decline more slowly than the yield on its rate-sensitive assets and would likely result in a contraction of net interest income.

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

TABLE 3 - 1

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                               SEPTEMBER 30, 2005
                             (DOLLARS IN THOUSANDS)

                                                                             Sensitivity Time Horizon (1)
                                                    -------------------------------------------------------------------------------
                                                        0 - 6       6 - 12         1 - 5         Over    Noninterest-
                                                       Months       Months         Years     5  Years      Sensitive         Total
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE ASSETS:
Loans (net of unearned income) (2)                   $475,258      $32,784      $257,091      $96,698         $3,182      $865,013
Securities Purchased Under Agreements to Resell        31,500            -             -            -              -        31,500
Interest-Bearing Deposits                                 582            -             -            -              -           582
Securities Held to Maturity                                 -            -             -       15,989              -        15,989
Securities  Available  for  Sale (3)                   55,447       38,313       337,438       84,825          3,754       519,777
                                                    -------------------------------------------------------------------------------
             Total  Interest-Earning Assets           562,787       71,097       594,529      197,512          6,936     1,432,861
Unrealized Net Loss on Securities Available for Sale   (5,622)           -             -            -              -        (5,622)
Noninterest-Bearing Cash and Due from Banks            36,928            -             -            -              -        36,928
All  Other  Assets (7)                                  7,183       12,762        20,108            -          3,626        43,679
                                                    -------------------------------------------------------------------------------
             Total  Assets                            601,276       83,859       614,637      197,512         10,562     1,507,846
                                                    -------------------------------------------------------------------------------
INTEREST - SENSITIVE LIABILITIES:
Savings  Accounts (4)                                  20,589       20,589       164,710      123,533              -       329,421
Money Market and  NOW Accounts (5)                     24,342       24,342       194,903       52,922              -       296,509
Time  Deposits (6)                                    217,455       68,225        46,455          688              -       332,823
                                                    -------------------------------------------------------------------------------
             Total  Interest-Bearing Deposits         262,386      113,156       406,068      177,143              -       958,753
Federal Funds Purchased, Securities Sold Under
Agreements to Repurchase and Other Borrowings          83,990           30            66            -              -        84,086
Junior Subordinated Debentures                         20,620            -             -            -              -        20,620
                                                    -------------------------------------------------------------------------------
             Total  Interest-Bearing  Liabilities     366,996      113,186       406,134      177,143              -     1,063,459
Payable - Securities Purchases                          6,836            -             -            -              -         6,836
All Other Liabilities, Equity and Demand Deposits (7)  26,698       19,732       116,066      173,652        101,403       437,551
                                                    -------------------------------------------------------------------------------
             Total  Liabilities  and  Equity          400,530      132,918       522,200      350,795        101,403     1,507,846
                                                    -------------------------------------------------------------------------------
Cumulative Interest-Sensitivity Gap (8)              $200,746     $151,687      $244,124      $90,841            $ -
                                                    =================================================================
Cumulative Interest-Sensitivity Ratio (9)               150.1 %      128.4 %       123.1 %      106.5 %        100.0 %
Cumulative Interest-Sensitivity Gap as
a % of Total Assets                                      13.3 %       10.1 %        16.2 %        6.0 %            - %

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

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, State Bank of Long Island (the "Bank") has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies ("IMN"). The cases pending against the Bank as of November 8, 2005 are as follows:

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

Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York. On or about June 4, 2002, plaintiffs, Household Commercial Financial Services, Inc. ("Household"), Matrix Capital Bank ("Matrix"), and HSA Residential Mortgage Services of Texas ("RMST"), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the Bank accounts maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage's alleged scheme to defraud plaintiffs and unjustly enrich defendants. Plaintiffs claim the following with respect to the Bank: 1) the Bank aided and abetted the allegedly fraudulent scheme perpetrated by Island Mortgage; 2) the Bank aided and abetted in a breach of the fiduciary duties an Island Mortgage affiliate allegedly owed to plaintiffs; and, 3) the Bank was negligent in failing to recognize and act on signs that Island Mortgage was allegedly misappropriating the funds plaintiffs advanced to Island Mortgage. Plaintiffs claim they are entitled to not less than $45 million, plus interest and punitive damages.

On January 31, 2005, the bankruptcy court ruled on the Bank's motion for summary judgment. The plaintiffs' claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. On October 17, 2005, the Bank announced a settlement with Household and an agreement in principle with Matrix in respect to each of their separate claims. The Matrix agreement is now fully executed. The trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, is scheduled to commence on January 3, 2006, in the District Court for the Eastern District of New York.

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

                                                                                   Total number of shares         Maximum number of
                                                                                     purchased as part of    shares that may yet be
                                                                                       publicly announced       purchased under the
                                          Total number of    Average price paid                     plans                     plans
Period                                   shares purchased             per share               or programs               or programs
----------------------------------- ---------------------- --------------------- ------------------------- -------------------------
July 1 - 31, 2005                                   5,466                $19.00                     5,466                   559,994
August 1 - 31, 2005                                 9,200                 19.50                     9,200                   550,794
September 1 - 30, 2005                              8,700                 18.80                     8,700                   542,094
                                    ---------------------- --------------------- ------------------------- -------------------------
Total                                              23,366                $19.12                    23,366                   542,094
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

ITEM 5. - OTHER INFORMATION

The Board authorized the filing of a Registration Statement on Form 8-A in connection with the listing of the Company's Common Stock, $5.00 par value, on the Nasdaq Stock Market and the simultaneous delisting of such Common Stock from the American Stock Exchange. The Company's Common Stock commenced trading on the NASDAQ National Market under the symbol "STBC" on October 5, 2005.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     31.1 Certification  of  principal   executive   officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification  of  principal   financial   officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

     On July 21, 2005, the Company issued the earnings release for the period ended June 30, 2005.

     On August 12, 2005, the Board's Audit Committee dismissed Deloitte & Touche LLP and engaged Crowe Chizek and Company LLC as the Company's independent registered public accounting firm.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       STATE BANCORP, INC.







11/9/05                                    /s/ Daniel T. Rowe
--------                                  -------------------------
Date                                      Daniel T. Rowe, President







11/9/05                                    /s/ Brian K. Finneran
--------                                  --------------------------------------
Date                                      Brian K. Finneran, Secretary/Treasurer
                                          (Principal Financial Officer)