Form 10-K
period 2005-12-31
STATE BANCORP INC
filed 2006-03-16
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
Commission File No. 0-14874

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

STATE BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	11-2846511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Hillside Avenue New Hyde Park, N.Y.	11040
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:  (516) 437-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock ($5.00 par value)
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of June 30, 2005, there were 11,000,016 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $207,350,000 as computed using the closing market price of the stock of $18.85 reported by the American Stock Exchange on June 30, 2005.

As of February 27, 2006, there were 11,087,727 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2005

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Proxy Statement to be filed on or about March 31, 2006 (the “2006 Proxy”) are incorporated herein by reference in this Annual Report on Form 10-K in response to items under Part III.

PART I

ITEM 1.	BUSINESS

General

State Bancorp, Inc. (the “Company”), a one-bank holding company, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York state-chartered commercial bank founded in 1966 and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. These Trust Preferred securities are classified as junior subordinated debentures in the financial statements. The Bank is a New York state chartered commercial bank conducting a general banking business focused on the small to mid-sized business, municipal and consumer markets in Long Island and Queens, New York. The Bank, through a strategy of measured, orderly growth emphasizing high-quality personal service, has grown to be the largest independent commercial bank headquartered in Nassau County. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), New Hyde Park Leasing Corporation (“NHPL”) and its subsidiaries, P.W.B. Realty, L.L.C. (“PWB”) and State Title Agency, LLC, Studebaker-Worthington Leasing Corp. (“SWLC”) and SB ORE Corp.

At December 31, 2005, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.4 billion, and stockholders' equity of approximately $56.4 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through sixteen full-service branches in those counties and a lending center in Jericho, NY. The Bank’s deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Additional credit services offered include commercial mortgage loans, construction mortgage loans, letters of credit, equipment leasing, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank’s strategy of establishing and maintaining long-term customer relationships has contributed to the Bank’s relatively stable core deposit base.

The Bank considers its business to be highly competitive in its market areas. The Bank vies with local, regional and national depository financial institutions and other businesses with respect to its lending services and in attracting deposits, including commercial banks, savings banks, insurance companies, credit unions, money market funds and affiliates of consumer goods manufacturers. Although the Bank is considerably smaller in size than many of these institutions operating in its market areas, it has demonstrated the ability to compete effectively with them.

The Bank has various operating subsidiaries. NHPL owns 51% of PWB, which was formed in 2002 to own the Bank’s branch premises located in Port Washington, New York. It also owns 51% of State Title Agency, LLC, formed in 2004, to provide an opportunity for the Bank to offer title insurance for commercial transactions. NHPL, PWB and State Title Agency, LLC, are not material in terms of contributions to the Company’s results of operations. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established SB Portfolio and SB Financial, two wholly owned Delaware-based subsidiaries. SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries. The Bank’s leasing activity is primarily conducted by SWLC (acquired in 2001) which has a thirty year history of nationwide equipment leasing.

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

The Company expects that compliance with provisions regulating environmental controls will have no material effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 368 full-time and part-time officers and employees as of December 31, 2005.

The Company’s Internet address is www.statebankofli.com. The Company makes available on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the Securities and Exchange Commission, as applicable.

Supervision and Regulation

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), and is therefore subject to supervision and regulation by the Federal Reserve Board ("FRB"). The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to the regulation and supervision of the New York Banking Department (the "Banking Department") and the FDIC.

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

As a bank holding company, the Company may not acquire direct or indirect ownership or control of more than 5% of the voting shares of any company, including a bank, without the prior approval of the FRB, except as specifically authorized under the BHCA. Under the BHCA, the Company, subject to the approval of or notice to the FRB, may acquire shares of non-banking corporations, the activities of which are deemed by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Consistent with this “source of strength” policy, the FRB takes the position that a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition.

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

The Company’s primary source of income is dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at December 31, 2005, no dividends could be declared by the Bank without prior approval of those regulatory agencies. The Federal banking regulators have adopted risk-based capital and leverage guidelines that require the Company’s capital-to-assets ratios meet certain minimum standards. The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For a further discussion, see the Notes to the Company’s Consolidated Financial Statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates

The following table presents the average daily balances of the Company's assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34% in 2005, 2004 and 2003. Nonaccruing loans are included in the average balances (dollars in thousands):

For the Years Ended December 31,	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS:
Securities held to maturity and securities available for sale:
Taxable	$472,663	$18,028	3.81%	$496,087	$17,559	3.54%	$491,989	$16,666	3.39%
Tax-exempt	54,692	2,240	4.10	114,905	3,979	3.46	81,687	4,540	5.56
Total securities	527,355	20,268	3.84	610,992	21,538	3.53	573,676	21,206	3.70
Federal Home Loan Bank and other restricted stock	4,139	181	4.37	5,249	89	1.70	3,842	128	3.33
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	59,000	1,740	2.95	36,618	404	1.10	41,665	457	1.10
Loans (net of unearned income):
Taxable	824,210	61,499	7.46	727,945	48,823	6.71	645,338	44,020	6.82
Tax-exempt	6,120	500	8.17	6,966	557	8.00	6,901	572	8.29
Total loans - net	830,330	61,999	7.47	734,911	49,380	6.72	652,239	44,592	6.84
Total interest-earning assets	1,420,824	$84,188	5.93%	1,387,770	$71,411	5.14%	1,271,422	$66,383	5.22%
Allowance for probable loan losses	(14,198)			(11,523)			(10,610)
Cash and due from banks	48,295			49,672			45,575
Bank premises and equipment - net	6,196			6,758			7,581
Other assets	56,530			50,139			41,420
Total Assets	$1,517,647			$1,482,816			$1,355,388

LIABILITIES AND STOCKHOLDERS' EQUITY:
Savings and time deposits:
Savings	$703,173	$12,476	1.77%	$662,087	$5,326	0.80%	$615,571	$4,386	0.71%
Time	289,897	8,739	3.01	268,502	4,545	1.69	305,629	5,735	1.88
Total savings and time deposits	993,070	21,215	2.14	930,589	9,871	1.06	921,200	10,121	1.10
Federal funds purchased	6,341	208	3.28	7,021	99	1.41	6,778	92	1.36
Securities sold under agreements to repurchase	16,092	512	3.18	41,652	600	1.44	17,252	222	1.29
Other borrowed funds	47,626	1,533	3.22	77,953	1,171	1.50	29,451	532	1.81
Junior subordinated debentures	20,620	1,434	6.95	20,620	1,059	5.14	10,356	568	5.48
Total interest-bearing liabilities	1,083,749	24,902	2.30	1,077,835	12,800	1.19	985,037	11,535	1.17
Demand deposits	310,720			290,905			245,840
Other liabilities	22,644			16,816			33,356
Total liabilities	1,417,113			1,385,556			1,264,233
Stockholders' equity	100,534			97,260			91,155
Total Liabilities and Stockholders' Equity	$1,517,647			$1,482,816			$1,355,388
Net interest income/rate-tax-equivalent basis		59,286	4.17%		58,611	4.22%		54,848	4.31%
Less tax-equivalent basis adjustment		767			1,374			1,700
Net Interest Income		$58,519			$57,237			$53,148

Analysis of Changes in Net Interest Income

The following table presents a comparative analysis of the changes in the Company's interest income and interest expense due to the changes in the average volume and the average rates earned on interest-earning assets and due to the changes in the average volume and the average rates paid on interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34% in 2005, 2004 and 2003. Variances in rate/volume relationships have been allocated proportionately to average volume and average rate as they compare to each other (in thousands):

	Year 2005 over 2004			Year 2004 over 2003
	Due to Change in:			Due to Change in:
	Average Volume	Average Rate	Net Increase (Decrease)	Average Volume	Average Rate	Net Increase (Decrease)
INTEREST INCOME:
Securities held to maturity and securities available for sale:
Taxable	$(853)	$1,322	$469	$151	$742	$893
Tax-exempt	(2,368)	629	(1,739)	1,485	(2,046)	(561)
Total securities	(3,221)	1,951	(1,270)	1,636	(1,304)	332
Federal Home Loan Bank and other restricted stock	(22)	114	92	37	(76)	(39)
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	357	979	1,336	(56)	3	(53)
Loans (net of unearned income):
Taxable	6,849	5,827	12,676	5,551	(748)	4,803
Tax-exempt	(69)	12	(57)	5	(20)	(15)
Total loans - net	6,780	5,839	12,619	5,556	(768)	4,788
Total Interest Income	3,894	8,883	12,777	7,173	(2,145)	5,028
INTEREST EXPENSE:
Savings and time deposits:
Savings	350	6,800	7,150	347	593	940
Time	388	3,806	4,194	(659)	(531)	(1,190)
Total savings and time deposits	738	10,606	11,344	(312)	62	(250)
Federal funds purchased	(10)	119	109	3	4	7
Securities sold under agreements to repurchase	(518)	430	(88)	349	29	378
Other borrowed funds	(588)	950	362	742	(103)	639
Junior subordinated debentures	-	375	375	529	(38)	491
Total Interest Expense	(378)	12,480	12,102	1,311	(46)	1,265
Change in Net Interest Income (Tax-equivalent Basis)	$4,272	$(3,597)	$675	$5,862	$(2,099)	$3,763

Investment Portfolio

The following table presents the amortized cost and estimated fair value of held to maturity and available for sale securities held by the Company for each period (in thousands):

At December 31,	2005		2004		2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
TYPE:
Obligations of states and political subdivisions	$18,729	$18,638	$53,247	$53,580	$94,594	$98,214
Mortgage-backed securities and collateralized mortgage obligations	199,537	195,603	259,162	258,917	281,291	280,715
Government Agency securities	307,543	304,900	192,304	191,948	146,876	147,614
Corporate securities	19,307	19,049	34,330	34,212	36,714	36,745
Total	$545,116	$538,190	$539,043	$538,657	$559,475	$563,288

The following table presents the maturity distribution and the weighted-average yield of the Company's investment portfolio at December 31, 2005 (dollars in thousands). The yield information does not give effect to changes in estimated fair value of investments available for sale that are reflected as a component of stockholders’ equity.

	Maturing
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
TYPE:
Obligations of states and political subdivisions	$12,823	4.17%	$372	2.85%	$700	7.46%	$4,743	6.33%
Mortgage-backed securities and collateralized mortgage obligations (2)	6,582	4.56	167,747	3.66	21,274	4.35	-	-
Government Agency securities (3)	35,170	3.87	196,343	3.89	22,656	3.95	50,779	3.84
Corporate securities	-	-	19,049	5.01	-	-	-	-
Total	$54,575	4.02%	$383,511	3.84%	$44,630	4.20%	$55,522	4.05%

(1)	Fully tax-equivalent basis using a tax rate of 34%.
(2)	Assumes maturity dates pursuant to average lives as determined by constant prepayment rates.
(3)
Excluding zero-coupon securities, assumes coupon yields for securities past their call dates and not bought at a discount; yields to call for securities not past their call dates and not bought at a discount; and yields to maturity for securities purchased at a discount. For zero-coupon securities, assumes yields to call.

Loan Portfolio

The following table categorizes the Company's loan portfolio for each period (in thousands):

At December 31,	2005	2004	2003	2002	2001
Commercial and industrial	$297,887	$277,172	$278,216	$243,611	$246,162
Real estate - mortgage	446,004	374,307	334,946	298,187	252,968
Real estate - construction	79,200	73,648	54,293	42,829	16,258
Lease receivables	49,151	34,844	23,962	20,041	18,231
Loans to individuals	9,401	8,724	7,843	7,385	7,514
Tax-exempt and other	10,379	9,496	11,956	8,331	10,465
Loans - net of unearned income	892,022	778,191	711,216	620,384	551,598

The following table presents the maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2005 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total
Commercial and industrial	$200,428	$72,393	$25,066	$297,887
Real estate - construction	50,372	28,389	439	79,200
Total	$250,800	$100,782	$25,505	$377,087
Loans maturing after one year with:
Fixed interest rate		$47,126	$6,730	$53,856
Variable interest rate		$53,656	$18,775	$72,431

The following table presents the Company's nonaccrual, past due and restructured loans for each period (in thousands):

December 31,	2005	2004	2003	2002	2001
Nonaccrual loans	$3,069	$5,274	$8,666	$6,317	$8,920
Loans 90 days or more past due and still accruing interest	$281	$89	$149	$129	$405
Restructured accruing loans	-	-	-	$107	$284
Interest income on nonaccrual and restructured loans which would have been recorded under original loan terms	$(5)	$137	$372	$371	$720
Interest income on nonaccrual and restructured loans recorded during the period	$122	$31	$24	$9	$27

Summary of Loan Loss Experience

The determination of the balance of the allowance for probable loan losses is based upon a review and analysis of the Company's loan portfolio. Management's review includes monthly analyses of past due and nonaccrual loans and detailed, periodic loan-by-loan analyses.

Based on current economic conditions, management has determined that the current level of the allowance for probable loan losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience and local economic conditions.

The following table presents an analysis of the Company's allowance for probable loan losses for each period (dollars in thousands):

	2005	2004	2003	2002	2001
Balance, January 1	$12,020	$10,732	$10,046	$9,255	$9,207
Adjustments	-	-	-	-	542	(1)
Charge-offs:
Commercial and industrial	505	2,957	1,960	2,721	4,021
Real estate - mortgage	-	-	1,251	-	-
Real estate - construction	-	193	-	-	-
Lease receivables	280	250	292	237	190
Loans to individuals	13	5	50	13	44
Total charge-offs	798	3,405	3,553	2,971	4,255
Recoveries:
Commercial and industrial	816	171	293	196	137
Real estate - mortgage	16	3	3	1	4
Lease receivables	10	8	1	2	6
Loans to individuals	3	5	7	3	14
Total recoveries	845	187	304	202	161
Net (recoveries) charge-offs	(47)	3,218	3,249	2,769	4,094
Provision charged to income	3,650	4,506	3,935	3,560	3,600
Balance at end of period	$15,717	$12,020	$10,732	$10,046	$9,255

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.01)%	0.44%	0.50%	0.47%	0.75%

(1)	Opening balance of allowance for probable loan losses of acquired leasing company.

The following table presents the allocation of the Company's allowance for probable loan losses for each period (dollars in thousands):

	2005	Percent of Loans to Total Loans	2004	Percent of Loans to Total Loans	2003	Percent of Loans to Total Loans	2002	Percent of Loans to Total Loans	2001	Percent of Loans to Total Loans
Commercial and industrial	$6,929	33.4%	$5,071	35.6%	$5,781	39.1%	$5,370	39.3%	$5,828	44.6%
Real estate - mortgage	4,733	50.0	3,694	48.1	3,157	47.1	3,327	48.1	2,366	45.9
Real estate - construction	542	8.9	523	9.5	306	7.6	241	6.9	98	2.9
Lease receivables	1,578	5.5	900	4.5	142	3.4	113	3.2	110	3.3
Loans to individuals	77	1.1	38	1.1	44	1.1	46	1.2	49	1.4
Tax-exempt and other	47	1.1	47	1.2	67	1.7	47	1.3	63	1.9
Unallocated	1,811	-	1,747	-	1,235	-	902	-	741	-
Total	$15,717	100.0%	$12,020	100.0%	$10,732	100.0%	$10,046	100.0%	$9,255	100.0%

Deposits

The following table presents the average balance and the average rate paid on the Company's deposits for each period (dollars in thousands):

	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand deposits	$310,720	-	$290,905	-	$245,840	-
Interest-bearing transaction accounts	223,101	1.53%	227,656	0.72%	193,678	0.59%
Money market deposit accounts	158,746	1.69	160,461	0.74	152,130	0.64
Savings deposits	321,326	1.99	273,970	0.91	269,763	0.84
Time certificates of deposit of $100,000 or more	175,495	2.85	186,590	1.54	183,587	1.34
Other time deposits	114,402	3.27	81,912	2.05	122,042	2.68
Total	$1,303,790	1.63%	$1,221,494	0.81%	$1,167,040	0.87%

The following table sets forth, by time remaining to maturity, the Company's certificates of deposit of $100,000 or more at December 31, 2005 (in thousands):

3 months or less	$213,994
Over 3 months through 6 months	25,402
Over 6 months through 12 months	3,690
Over 12 months	6,874
Total	$249,960

Return on Equity and Assets

The following table presents the Company's return on average stockholders’ equity and assets, the dividend payout ratio and the average equity to average assets ratio for each period. The calculations are based on recorded assets and give effect to the changes in fair value of securities available for sale.

	2005		2004	2003
Return on average total assets	(2.41	) %	0.90%	0.89%
Return on average total stockholders' equity	(36.35	) %	13.75%	13.18%
Dividend payout ratio	N/M	(1)	38.98%	38.68%
Average equity to average assets	6.62%		6.56%	6.73%

(1)	N/M - denotes not meaningful.

Short-Term Borrowings

The following information is provided on the Bank's short-term borrowings for each period (dollars in thousands):

	2005	2004	2003
Balance, December 31 -
Securities sold under agreements to repurchase	-	-	$31,601
Federal funds purchased	-	-	$10,000
Federal Home Loan Bank advances	$18,500	$32,000	$50,000

Weighted-average interest rate on balance, December 31 -
Securities sold under agreements to repurchase	-	-	1.20%
Federal funds purchased	-	-	1.25%
Federal Home Loan Bank advances	4.30%	2.41%	1.04%

Maximum outstanding at any month end -
Securities sold under agreements to repurchase	$118,215	$123,275	$36,669
Federal funds purchased	$17,000	$25,000	$31,450
Federal Home Loan Bank advances	$95,000	$122,000	$76,000

Average daily amount outstanding -
Securities sold under agreements to repurchase	$16,092	$41,652	$17,252
Federal funds purchased	$6,341	$7,021	$6,778
Federal Home Loan Bank advances	$47,397	$77,390	$27,485

Weighted-average interest rate on average daily amount outstanding -
Securities sold under agreements to repurchase	3.18%	1.44%	1.29%
Federal funds purchased	3.28%	1.41%	1.36%
Federal Home Loan Bank advances	3.17%	1.41%	1.25%

Selected Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2005				2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Interest income	$19,457	$20,256	$21,033	$22,674	$16,101	$17,258	$18,098	$18,580
Interest expense	4,713	5,891	6,669	7,628	2,871	2,787	3,318	3,824
Net interest income	14,744	14,365	14,364	15,046	13,230	14,471	14,780	14,756
Provision for probable loan losses	1,227	1,233	594	596	1,077	1,086	1,152	1,191
Net interest income after provision for probable loan losses	13,517	13,132	13,770	14,450	12,153	13,385	13,628	13,565
Other income	1,215	2,081	1,268	1,247	3,703	1,305	1,516	526
Operating expenses (1)	11,209	11,074	15,188	87,170	10,286	9,978	10,426	10,353
Income (loss) before income taxes (1)	3,523	4,139	(150)	(71,473)	5,570	4,712	4,718	3,738
Provision (benefit) for income taxes	874	1,130	(235)	(29,182)	1,675	1,347	1,345	995
Net income (loss) (1)	$2,649	$3,009	$85	$(42,291)	$3,895	$3,365	$3,373	$2,743
Basic earnings (loss) per common share (2)	$0.25	$0.27	$0.00	$(3.84)	$0.36	$0.31	$0.31	$0.26
Diluted earnings (loss) per common share (2)	$0.23	$0.27	$0.00	$(3.84)	$0.35	$0.30	$0.30	$0.25

(1)	3rd and 4th quarter 2005 amounts were negatively impacted by litigation results previously disclosed.
(2)	Retroactive recognition has been given for stock dividends and splits.

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to the Company’s business. This should not be viewed as an all inclusive list or in any particular order.

Changes in economic conditions or interest rates may negatively affect the Company’s earnings, capital and liquidity.

The results of operations for financial institutions, including the Bank, may be materially and adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the Federal government. The Company’s profitability is heavily influenced by the spread between the interest rates it earns on investments and loans and the interest rates it pays on deposits and other interest-bearing liabilities. Substantially all of its loans are to businesses and individuals in the New York State counties of Nassau, Suffolk and Queens and any decline in the economy of this area could adversely affect the Company. Like most banking institutions, the Company’s net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and its ability to respond to changes in such rates. At any given time, the Company’s assets and liabilities may be such that they are affected differently by a given change in interest rates.

The Company’s credit losses could increase and the Company’s allowance for probable loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse effect on the Company’s earnings and overall financial condition as well as the value of its common stock. A downturn in the economy or the real estate market in its market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for potential losses based on a number of factors. If the Company’s assumptions are wrong, the allowance for probable loan and lease losses may not be sufficient to cover its losses, thereby having an adverse effect on operating results, and may cause an increase in the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions. Additionally, Federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for probable loan losses. These regulatory agencies may require the Company to increase its provision for probable loan losses or to recognize further loan or lease charge-offs based upon their judgments, which may be different from those of the Company. Any increase in the allowance for probable loan losses could have a negative effect on net income, financial condition and results of operations.

Litigation may have a material effect on the Company’s financial condition.

Item 3 of this Form 10-K includes detailed information about litigation arising out of the Bank’s deposit relationship with Island Mortgage Network, Inc. (“IMN”) and its affiliates. The Company has recorded the full $74.2 million nonrecurring expense for the awarded compensatory damages and prejudgment interest in its 2005 financial statements. The Company expects to continue to devote significant time and resources to defending itself, including costs related to a post-verdict motion to the District Court and if that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the accrual of post-judgment interest during the pendency of such an appeal. The Bank believes it has a number of meritorious arguments for the post-verdict motion and a possible appeal and will pursue its rights vigorously; however, the ultimate outcome of the IMN lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with IMN and its affiliates.

The Company’s success is dependent on its ability to compete effectively in the highly competitive banking industry.

The Company faces competition in attracting and retaining deposits, making loans, and providing other financial services throughout its market area. Many of its competitors have been in business for many years, have established customer bases, are larger and have higher lending limits. The Company’s competitors include other community banks, larger banking institutions and a wide range of other financial institutions such as credit unions, mutual fund and insurance companies and other non-bank businesses. Some of the financial institutions and financial services organizations with which it competes are not subject to the same degree of regulation. The Company is subject to extensive state and Federal legislation, supervision and legislation that govern almost all aspects of its operations. The impact of any changes to laws or regulations or their interpretations and/or financial accounting and reporting standards could be materially adverse to the Company and its shareholders.

The Company’s ability to pay dividends is limited by law and contract.

The Company is a holding company and substantially all of its assets are held by the Bank. Its ability to continue to make dividend payments to its shareholders will depend primarily on available cash resources at the holding company and dividends from the Bank. Dividend payments or extensions of credit from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to declare dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. Currently, based on its capital levels and current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval and it is unknown whether such approval will be granted. The Bank presently intends to make application for permission to declare dividends when deemed appropriate. However, the Company cannot make any assurances that the Bank will be able to declare dividends at any specific time in the future.

The Company is also prohibited from declaring dividends on its common stock if the required payments on its subordinated debentures have not been made. Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company.

The Company continually encounters technological change, and may have fewer resources than its competitors to continue to invest in technological improvements.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.

The market price for the Company’s common stock fluctuates.

The market price for the Company’s common stock fluctuates, ranging between $16.56 and $23.58 for 2005. There may be significant impact on the market price for the Company’s common stock due to, among other things:

•	Variances in the Company’s anticipated or actual operating results or the results of its competitors;
•	Changes in investors’ or analysts’ perceptions of the risks and conditions of its business;
•	The Company’s announcements of developments related to its business;
•	Regulatory developments;
•	News reports of trends, concerns and other issues related to the financial services industry;
•	Market or general economic conditions.

The overall market price of the Company’s common stock may fluctuate significantly in the future, and those fluctuations may be unrelated to the Company’s performance. General market price decline or market volatility in the future could adversely affect the price of its common stock, and the current market price may not be indicative of future market prices.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company's banking activities at
December 31, 2005:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms
Main Office:
699 Hillside Avenue	Building owned, land leased	3/27/2009	One ten-year renewal option
New Hyde Park, NY
Lending Facility:
Two Jericho Plaza	Leased	3/31/2012	None
Jericho, NY
Nassau County Branch Offices:
222 Old Country Road	Leased	4/30/2010	One ten-year renewal option
Mineola, NY			and two five-year renewal options
339 Nassau Boulevard	Owned	N/A	N/A
Garden City South, NY
501 North Broadway	Leased	10/31/2011	Two twelve-year renewal options
Jericho, NY
135 South Street	Owned	N/A	N/A
Oyster Bay, NY
2 Lincoln Avenue	Leased	5/31/2007	None
Rockville Centre, NY
960 Port Washington Boulevard	Leased	4/24/2012	Five five-year renewal options
Port Washington, NY
Suffolk County Branch Offices:
27 Smith Street	Leased	10/31/2007	Two five-year renewal options
Farmingdale, NY
740 Veterans Memorial Highway	Leased	6/30/2010	One ten-year renewal option
Hauppauge, NY
580 East Jericho Turnpike	Leased	12/31/2008	None
Huntington Station, NY
4250 Veterans Memorial Highway	Leased	12/31/2008	One five-year renewal option
Holbrook, NY
234 Route 25A	Leased	5/31/2010	One five-year renewal option
East Setauket, NY
Queens County Branch Offices:
49-01 Grand Avenue	Leased	4/30/2006	Two five-year renewal options
Maspeth, NY
75-20 Astoria Boulevard	Leased	5/30/2006	Two five-year renewal options
Jackson Heights, NY
21-31 46th Avenue	Leased	1/31/2006	One five-year renewal option
Long Island City, NY
Subsidiary and Other Facilities:
1403 Foulk Road	Leased	6/30/2006	One-year renewal options
Wilmington, DE
100 Jericho Quadrangle	Leased	12/31/2009	None
Jericho, NY
716 N. Bethlehem Pike	Leased	8/31/2006	One-year renewal options
Lower Gwynedd, PA
300 Park Avenue	Leased	10/1/2006	One one-year renewal option
New York, NY

The fixtures and equipment contained in these operating facilities are owned or leased by the Bank. The Company considers that all of its premises, fixtures and equipment are adequate for the conduct of its business.

ITEM 3.	LEGAL PROCEEDINGS

The largest component of the Company’s legal expenses relates to ongoing litigation arising out of the Bank’s deposit relationship with Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) and its affiliates, as previously disclosed in the Company’s Form 10-Q,10-K, and 8-K filings with the Securities and Exchange Commission. These expenses totaled $82.8 million, $2.3 million and $3.8 million in 2005, 2004 and 2003, respectively. The sharp increase in expenses in 2005 was principally the result of an adverse jury verdict rendered on January 30, 2006, in one of the IMN-related cases, as described further below. The Company expects to incur additional costs related to this litigation during 2006; however, these costs are not specifically quantifiable at this point in time.

Island Mortgage established and maintained dozens of deposit accounts at the Bank commencing in mid-February 1999 and continuing through early July 2000. Island Mortgage was principally engaged in offering and providing mortgages to consumers. Island Mortgage apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by lenders not related to the Bank. The Bank never had a lending relationship with Island Mortgage.

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

In the course of those bankruptcy cases, it has been alleged that Island Mortgage engaged in a widespread pattern of fraud directed at lenders, title agents, closing companies and others with whom Island Mortgage regularly dealt. A number of Island Mortgage’s creditors have since asserted that the Bank participated in Island Mortgage’s alleged fraudulent scheme. Currently, there are two Island Mortgage-related litigations pending in which claims have been asserted against the Bank (and, in one case, the Company.) Those litigations are:

  --  Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date.

  --  HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage’s alleged scheme to defraud plaintiffs and unjustly enrich defendants. Plaintiffs claim the following with respect to the Bank: 1) the Bank aided and abetted the allegedly fraudulent scheme perpetrated by Island Mortgage; 2) the Bank aided and abetted in a breach of the fiduciary duties an Island Mortgage affiliate allegedly owed to plaintiffs; and, 3) the Bank was negligent in failing to recognize and act on signs that Island Mortgage was allegedly misappropriating the funds plaintiffs advanced to Island Mortgage. Plaintiffs claim they are entitled to not less than $52 million, plus interest and punitive damages.

On January 31, 2005, the bankruptcy court ruled on the Bank’s motion for summary judgment. The plaintiffs’ claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. On October 17, 2005, the Bank announced a settlement with Household and an agreement in principle with Matrix with respect to each of their separate claims. The Matrix agreement is now fully executed.

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to plaintiff RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion to the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

The Bank believes it has a number of meritorious arguments for its post-verdict motion and a possible appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of the IMN lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with IMN and its affiliates. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank’s results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2005, the approximate number of equity stockholders was as follows:

Title of Class:  Common Stock
Number of Record Holders:  1,477

The Company’s common stock commenced trading on the NASDAQ National Market under the symbol STBC on October 5, 2005. Prior to that date, it traded on the American Stock Exchange under the symbol STB. The approximate high and low closing prices, with retroactive recognition given for stock dividends and splits, for the Company’s common stock for the years ended December 31, 2005, 2004 and 2003, were as follows:

	2005		2004		2003
	High Close	Low Close	High Close	Low Close	High Close	Low Close
1st Quarter	$23.58	$20.96	$20.66	$18.89	$15.13	$13.51
2nd Quarter	21.42	16.92	21.42	16.03	15.53	13.84
3rd Quarter	20.79	17.54	20.10	16.63	17.71	15.53
4th Quarter	19.40	16.56	23.49	17.68	19.44	15.50

The Company’s primary source of income is dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at December 31, 2005, no dividends could be declared without prior approval of those regulatory agencies. The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2005, 2004 and 2003:

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share (1)	Stock Dividends/Splits
December 10, 2004	January 7, 2005	$0.12
March 11, 2005	April 8, 2005	0.13
June 17, 2005	July 8, 2005	0.13	6 for 5 stock split (2)
September 9, 2005	October 7, 2005	0.15

December 12, 2003	January 9, 2004	$0.11
March 12, 2004	April 9, 2004	0.11
June 11, 2004	July 9, 2004	0.12	5% stock dividend
September 10, 2004	October 8, 2004	0.13

December 13, 2002	January 10, 2003	$0.10
March 14, 2003	April 11, 2003	0.11
June 13, 2003	July 11, 2003	0.11	5% stock dividend
September 12, 2003	October 10, 2003	0.11

(1)	Retroactive recognition has been given for stock dividends and splits.
(2)	6 for 5 stock split effected in a manner similar to a 20% stock dividend.

The following table discloses the Company’s repurchases of its common stock made during the quarter.

Period	Total number of shares purchased	Average price paid per share ($)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1 - 31, 2005	-	-	-	542,094
November 1 - 30, 2005	13,175	18.19	13,175	528,919
December 1 - 31, 2005	16,571	18.33	16,571	512,348
Total	29,746	18.27	29,746	512,348

On February 24, 1998, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock. Subsequently, on November 24, 1998, February 29, 2000, June 26, 2001 and April 27, 2004, the Board authorized increases in the Company’s stock repurchase program under which the Company was then able to buy back up to a cumulative total of 200,000, 500,000, 1,000,000 and 1,500,000 shares of its common stock, respectively. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time. The Company does not presently intend to repurchase stock in 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The Company's selected financial data for the last five years are set forth below.

As of or for the Fiscal Year Ended December 31,	2005	2004	2003	2002	2001
OPERATING RESULTS
Interest income	$83,420,469	$70,037,106	$64,682,876	$67,132,444	$69,937,207
Interest expense	24,901,496	12,800,553	11,534,977	15,239,307	26,745,029
Net interest income	58,518,973	57,236,553	53,147,899	51,893,137	43,192,178
Provision for probable loan losses	3,650,000	4,506,000	3,935,004	3,560,000	3,600,000
Net interest income after provision for probable loan losses	54,868,973	52,730,553	49,212,895	48,333,137	39,592,178
Other income	5,810,464	7,050,925	9,142,923	4,477,615	4,973,313
Operating expenses	124,640,683	41,043,230	41,089,081	37,477,362	31,587,765
Net (loss) income	$(36,548,251)	$13,376,009	$12,015,173	$11,302,611	$10,820,834
COMMON SHARE DATA
Basic (loss) earnings per common share (1)	$(3.32)	$1.24	$1.13	$1.06	$0.99
Diluted (loss) earnings per common share (1)	$(3.32)	$1.20	$1.10	$1.04	$0.97
Stock dividends/splits	20% (3)	5%	5%	5%	5%
Cash dividends per common share (1)	$0.55	$0.48	$0.44	$0.41	$0.39
FINANCIAL POSITION
Total assets	$1,598,152,513	$1,437,290,967	$1,441,000,363	$1,362,282,184	$985,770,997
Total loans (2)	$892,021,546	$778,191,228	$711,216,134	$620,383,873	$551,597,698
Total deposits	$1,411,573,946	$1,269,634,078	$1,216,286,903	$1,147,026,508	$884,709,462
Total stockholders' equity	$56,422,118	$101,049,842	$94,711,522	$87,682,631	$76,288,429
Weighted average number of common shares outstanding (1)	10,996,601	10,827,816	10,678,935	10,711,392	10,898,797
OTHER DATA
Return on average total assets	(2.41)%	0.90%	0.89%	0.95%	1.08%
Return on average total stockholders' equity	(36.35)%	13.75%	13.18%	13.66%	13.94%
Tier I leverage ratio	5.04%	7.82%	8.08%	6.95%	7.79%
Net interest margin (FTE)	4.17%	4.22%	4.31%	4.77%	4.79%
Operating efficiency ratio	192.5%	64.2%	70.7%	66.0%	64.5%
Dividend payout ratio	N/M (4)	38.98%	38.68%	39.06%	38.79%

(1)	Retroactive recognition has been given for stock dividends and splits
(2)	Net of unearned income and before allowance for probable loan losses.
(3)	6 for 5 stock split effected in a manner similar to a 20% stock dividend.
(4)	N/M - denotes not meaningful.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly-owned subsidiaries, State Bancorp Capital Trust I and II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue Trust Preferred securities. The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), Studebaker-Worthington Leasing Corp. (“SWLC”), New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY. Of the Bank’s branch locations, eight are in Nassau County, five are in Suffolk County and three are in Queens County. The Bank offers a full range of banking services to individuals, corporations, municipalities and small to medium-sized businesses. Retail and commercial products include checking accounts, NOW accounts, money market accounts, passbook and statement savings accounts, certificates of deposit, individual retirement accounts, commercial loans, personal loans, residential loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products, mutual funds, discount brokerage services, sweep and lock box products and, through its association with U.S. Trust Company, a full range of wealth management and financial planning services.

SB Portfolio and SB Financial, based in Wilmington, Delaware, are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank and the Company while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank.

The Company also owns SWLC, a nationwide provider of business equipment leasing that has been conducting business for over thirty years.

For the year ended December 31, 2005, the Company recorded record levels of loans, core deposits and total deposits. The Company also recognized legal and litigation expenses totaling $83.6 million, resulting in a net loss for the year of $36.5 million. The following discussion is intended to provide the reader with further insight into the principal factors contributing to the financial results of the Company and its subsidiaries for the periods shown. It should be read in conjunction with the consolidated financial statements and notes thereto for a full understanding of this analysis.

Financial performance of State Bancorp, Inc. (dollars in thousands, except per share data) As of or for the years ended December 31,	2005	2004	Over/ (under) 2004
Revenue (1)	$64,329	$64,288	-%
Operating expenses	124,641	41,043	204
Provision for probable loan losses	3,650	4,506	(19)
Net (loss) income	(36,548)	13,376	(373)
Net (loss) income per share - diluted (2)	(3.32)	1.20	(377)
Dividend payout ratio	N/M (3)	38.98%	N/M	(3)
Return on average total stockholders' equity	(36.35)%	13.75%	N/M	(3)
Tier I leverage ratio	5.04%	7.82%	(278)	bp
Tier I capital ratio	7.00%	12.46%	(546)
Total capital ratio	8.26%	13.71%	(545)

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total other income. See Revenue of State Bancorp, Inc. table in Results of Operations and Financial Condition section.
(2)	Retroactive recognition has been given for stock dividends and splits.
(3)	N/M - denotes not meaningful.

Opportunities, Risks and Threats

The Company’s 2005 performance is discussed in detail on the following pages. Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations regarding a range of issues that could potentially impact the Company’s performance in future periods. Forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those discussed herein. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by the use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “is confident that” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the company’s primary trade area, accounting principles and guidelines and other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services.

As noted elsewhere in this annual report to stockholders, the Company experienced its most difficult year ever in 2005. The adverse jury verdict in the Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) litigation coupled with a difficult interest rate environment resulting from an essentially flat yield curve provided significant operating and non-operating challenges for management and the Board of Directors throughout the past year. Management expects that the upcoming year will again provide difficult challenges as the Company appeals the IMN decision while facing similar interest rate issues as well as a host of competitors for its traditional small business and middle market commercial and industrial customer base. Competition in the Company’s tri-county trade area continues to intensify with each passing year from a variety of new and existing competitors through de novo branching, acquisition and strategic alliances. The Company will continue to focus on its core business strengths of careful expansion of the loan and lease portfolios, expense reduction initiatives, capital management and strategies to improve noninterest income generation. State Bank of Long Island opened its sixteenth branch facility in Westbury, Long Island in January of 2006 and early indications are that this location will provide excellent deposit and loan growth opportunities from a strategic location on a main thoroughfare contiguous to an industrial park in the heart of Nassau County. During 2005, the Company continued to expand its staff of professional bankers in the areas of branch banking, professional services deposit generation and commercial lending. Industry consolidation continues to provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration. Several strategic technology upgrades and new products are expected to be introduced in 2006 to support branch deposit growth and improve cross-selling efforts in all areas of the organization. By continuing our long-standing philosophy of Measured, Orderly Growth, maintaining a “Customer First” attitude and adhering to the ideals contained in our mission statement which are continually reinforced by our Board of Directors and executive management team, the Company has been able to apply a consistent standard of excellence honed over many years that management is hopeful will again produce a productive year during 2006.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations of the Company are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. Management evaluates those estimates and assumptions on an ongoing basis, including those related to the allowance for probable loan losses, income taxes, other-than-temporary impairment of investment securities and recognition of contingent liabilities. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Management of the Company recognizes that, despite its best efforts to minimize risk through a rigorous credit review process, losses will occur. In times of economic slowdown, either regional or national, the risk inherent in the Company's loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in this evaluation include, but are not limited to, estimated losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and nonaccruals. The allowance for probable loan losses is available to absorb charge-offs from any loan category. Additions to the allowance are made through the provision for probable loan losses, which is a charge to operating earnings. The adequacy of the provision and the resulting allowance for probable loan losses is determined by management's continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and nonperforming loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. Thus, an increase in the size of the loan portfolio or in any of its components could necessitate an increase in the allowance even though credit quality and problem loan totals may be improving.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

The Company’s New York State income taxes are under examination for the years ended December 31, 1999, 2000 and 2001. At this time, management believes it is more likely than not that tax positions taken by the Company will be upheld and that no material additional taxes will be due. As such, no liability has been recognized in the consolidated balance sheets at December 31, 2005 or 2004.

Other-Than-Temporary Impairment of Investment Securities

If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2005, there were no other-than-temporary impairments of the Company’s investment securities.

Recognition of Contingent Liabilities

The Company and the Bank are subject to proceedings and claims that arise in the normal course of business. Management assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. There can be no assurance that actual outcomes will not differ from those assessments. A liability is recognized in the Company’s consolidated balance sheets if such liability is both probable and estimable.

Results of Operations and Financial Condition

Summary of Financial Performance

The Company recorded a net loss of $36.5 million during 2005 versus net income of $13.4 million in 2004. The 2005 loss resulted from expenses incurred as a result of the IMN litigation. A basic loss per common share of $3.32 was recorded in 2005 versus earnings per common share of $1.24 a year ago (per share earnings have been adjusted to reflect the impact of a six for five stock split paid by the Company during 2005). A diluted loss per common share of $3.32 and diluted earnings per common share of $1.20 were recorded in 2005 and 2004, respectively. A significant increase in legal expenses related to the IMN litigation, in particular a $74.2 million expense resulting from an adverse jury verdict in the warehouse lender case captioned HSA Residential Mortgage Services of Texas v. State Bank of Long Island, along with a slightly narrower net interest margin were the reasons for the 2005 loss. Growth in net interest income coupled with a lower provision for probable loan losses contributed positively to operating income during 2005. The increase in net interest income resulted from an expanded interest-earning asset base, primarily through growth in commercial loans and commercial mortgages and leases originated at SWLC.

Revenue of State Bancorp, Inc. (dollars in thousands) For the years ended December 31,	2005	2004	Over/ (under) 2004
Net interest income	$58,519	$57,237	2%
Service charges on deposit accounts	2,107	2,279	(8)
Net security gains	867	2,150	(60)
Income from bank owned life insurance	1,001	879	14
Other operating income	1,835	1,743	5
Total revenue	$64,329	$64,288	-%

The Company's capital position, by all industry-standard measures, remains strong. The ratio of average total stockholders' equity to average total assets was 6.62% and 6.66% in 2005 and 2004, respectively. Based upon banking industry regulatory guidelines, a "well-capitalized" institution must maintain a Tier I leverage ratio of at least 5.00% and Tier I and total capital to risk-weighted assets ratios of at least 6.00% and 10.00%, respectively. At December 31, 2005, the Company's Tier I leverage ratio was 5.04% while its risk-weighted ratios were 7.00% for Tier I capital and 8.26% for total capital. The Tier I leverage and Tier I capital to risk-weighted assets ratios are in excess of the regulatory guidelines for a well-capitalized institution while the total capital to risk-weighted assets ratio is not. However, the total capital to risk-weighted assets ratio does exceed the regulatory minimum guideline. The decline in the Company’s year-end capital ratios from the comparable 2004 date resulted from the net loss recorded during 2005 as a result of the aforementioned IMN-related legal expenses incurred primarily during the third and fourth quarters of the year.

As a result of the Company’s net loss in 2005, each of the primary measures of financial performance declined during the past year. Return on average equity decreased to (36.35)% from 13.75% a year ago. Return on average assets decreased to (2.41)% in 2005 versus 0.90% in 2004. As a result of the unusually flat slope of the yield curve prevalent throughout 2005, the Company’s net interest margin (tax-equivalent basis) narrowed by five basis points to 4.17% from 4.22% a year ago.

The Company’s primary market area of Nassau, Suffolk and Queens Counties, provides ample opportunity for deposit growth and commercial and residential lending. Well over four million people live and work in this contiguous area and over 120 thousand businesses also call this home. Higher real estate values and consumer spending continued to drive the local economy during 2005, albeit at a slower pace than in recent years. The diversity of the local marketplace combined with a highly educated work force has produced a fertile growth area for small business creation, particularly in the high-tech, medical, biotech and services sectors. The Company’s lending, cash management and deposit products have been developed to address the diverse credit-related needs of the businesses, municipalities and residents in this area. Continued growth in consumer, business, professional services and municipal deposits is expected to fund projected loan growth in 2006. Loan demand once again improved during 2005. On a year over year basis, total gross loans and leases grew, on average, by 13.0% versus 2004. On a spot basis, year-end 2005 loans and leases outstanding were $114 million (or 14.6%) above the comparable 2004 date. Consumer spending again supported the local and national economies during 2005, however, an increase in business demand and investment was also evident during the year. Mortgage refinance activity, while not at levels experienced several years ago, improved somewhat in 2005. Higher real estate values continued to provide a “wealth effect” for consumers that propelled spending throughout the year. However, as a result of the increased volatility of world events, growth in short-term interest rates and the continued overall weakness of the U.S. dollar, many businesses have yet to increase their capital investment in infrastructure to support expansion in a meaningful way. Many economic signs point to a more pronounced economic expansion during 2006 for the corporate sector throughout the country, a critical element of the Company’s core business model. The Company enters 2006 hopeful that an improved outlook for its business clientele will translate into greater demand for all varieties of credit and deposit products. Management of the Company is, however, well aware that any economic improvement is inextricably linked to both the outlook for interest rates and, more importantly, the shape of the yield curve. These issues, coupled with volatile geopolitical events occurring half a world away from the Company’s trade area, may also negatively impact near-term economic growth.

Management of the Company has historically been very conservative with respect to granting credit to current and prospective borrowers. Coupled with the continued economic uncertainty both locally and nationally, management expects that loan growth of approximately 8% to 10% in the Company’s core competencies of commercial and industrial credits, commercial mortgages and equipment leasing will be achieved in 2006. It is expected that spreads will continue to tighten as competitive pressures and a flat interest rate yield curve result in thin margins on most loan offerings. Funding costs are expected to rise during 2006 as the Federal Open Market Committee (“FOMC”), under new leadership, may increase the overnight funds rate by up to an additional 25 to 50 basis points from current levels. Although the asset sensitivity inherent in the Company’s balance sheet would normally result in an improved net interest margin in a period of rising rates, the lack of slope in the yield curve is expected to mitigate this improvement again in 2006. Management expects that, absent a change in the shape of the yield curve, the Company’s net interest margin will decline modestly in 2006 from current levels.

Excluding the loan portfolio, asset growth in 2006 will likely come from the fixed income investment portfolio, primarily in the medium-duration, taxable area. The Company’s branch network is expected to provide low-cost core deposit funding to support anticipated asset growth. The Company will continue to aggressively pursue product delivery expense reductions and operating efficiencies along with revenue-generating sales initiatives to improve net income.

Net Interest Income

2005 versus 2004

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits and borrowed funds, is the Company’s primary source of operating earnings. Net interest income is influenced by the average balance and mix of the Company’s interest-earning assets, the yield on those assets and the current level of market interest rates. These rates are significantly influenced by the actions of the FOMC, which periodically adjusts the Federal funds rate, the rate at which banks borrow funds from one another on an overnight basis. During 2005, the FOMC increased the Federal funds rate eight times from its low of 2.25% to its year-end 2005 level of 4.25%. Since 2004, the FOMC has increased the Fed funds rate 14 consecutive times by a total of 350 basis points.

During 2005, net interest income increased by 2.2% to $58.5 million. This improvement was driven by an increase in average interest-earning assets of $33 million (2.4%), primarily loans and short-term investments. Growth in commercial loans, commercial mortgages and lease receivables led the $95 million or 13.0% increase in average loans outstanding to $830 million in 2005 versus 2004. The loan growth resulted from several sources, most notably our relationships with experienced builders that the Company has successfully worked with for many years, commercial lending opportunities developed in Queens County and expansion of the equipment leasing portfolio. Management of the Company expects that economic growth in 2006 will provide additional opportunity for the Company’s equipment leasing subsidiary, SWLC, to further expand its portfolio. SWLC has expanded beyond its traditional base of computer and office equipment over the past five years through cross-sell opportunities developed by the Bank’s relationship officers. Average short-term investments, principally reverse repurchase agreements used to collateralize municipal balances, increased by $21 million in 2005. Average investment securities declined by $84 million (13.7%) to $527 million primarily due to a lack of economically advantageous reinvestment opportunity due to the flat yield curve prevailing throughout 2005. Cash flows from the Bank’s mortgage-backed portfolio and maturing short-term municipal investments were utilized, in part, to support loan growth. Short-term (under one year) tax-exempt municipal securities and mortgage-backed securities declined by $60 million and $53 million, respectively. Somewhat offsetting this contraction was an increase of $39 million in U.S. Government Agency securities. As of December 31, 2005, approximately 82% of the Company’s investment portfolio was owned and managed by SB Portfolio.

Average interest-earning assets have grown by 2.4%, 9.2% and 12.3% in 2005, 2004 and 2003, respectively. Low-cost core deposits, principally demand deposits, savings accounts and money market accounts, have funded the asset expansion during the past three years. Growth in each of these deposit categories offset reductions in both retail and large denomination certificates of deposit and served to mitigate growth in the Company’s cost of funds in 2005 despite another year of higher short-term interest rates.

Average core deposit balances increased by $61 million or 6.4% to $1 billion in 2005. The growth and retention of low-cost core deposit balances is one of the Company’s top strategic priorities since the growth of these deposits is a key element in the Company’s expansion strategy. These low-cost deposits also are critical to the Company’s efforts to improve net income through the widest possible net interest margin. During 2005, average core deposit balances represented 78% of total deposits, unchanged from 2004 and up from 74% in 2003. The maturation of branches opened in the past three years, the expansion of the Professional Services Group’s book of business and an increase in municipal and commercial deposit relationships were responsible for growth in all core deposit categories. Average demand deposit balances grew by $20 million or 6.8% in 2005 and $45million or 18.3% in 2004. Average savings deposits expanded by $41 million or 6.2% on a year to year basis. This growth resulted primarily from higher levels of rate-indexed savings accounts (up 84%). During 2005, the Company’s fully taxable equivalent (FTE) net interest margin contracted by five basis points to 4.17%, from 4.22% a year ago. The narrower margin resulted from multiple factors, most notably higher short-term interest rates and a flat yield curve which negatively impacted the return on cash flow generated by the Company’s investment portfolio. As a result of a shift in the asset mix to a greater dependence on loans and leases as a percentage of total interest-earning assets, the Company’s yield on average interest-earning assets expanded by 79 basis points to 5.93%. Higher short-term interest rates, partially offset by continued growth in low cost sources of core funding, resulted in an 84 basis point increase in the average rate paid on the Company’s supporting funds to 1.76% in 2005.

The following table summarizes the net interest margin on a quarterly basis for 2005.

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest-earning assets:
Securities	3.84%	3.66%	3.74%	4.14%
Federal Home Loan Bank and other restricted stock	5.60	5.48	4.13	2.70
Federal funds sold	3.90	3.70	2.84	-
Securities purchased under agreements to resell	3.89	3.33	2.87	2.27
Interest-bearing deposits	2.70	2.63	2.43	2.12
Loans	7.78	7.52	7.46	7.07
Total interest-earning assets	6.19%	5.98%	5.88%	5.64%
Interest-bearing liabilities:
Savings deposits	2.09%	1.93%	1.68%	1.39%
Time deposits	3.64	3.27	2.87	2.11
Total savings and time deposits	2.58	2.33	1.99	1.59
Federal funds purchased	4.12	3.53	3.07	2.62
Securities sold under agreements to repurchase	3.95	3.53	2.97	2.86
Other borrowed funds	4.14	3.62	3.13	2.76
Junior subordinated debentures	7.72	7.18	6.69	6.22
Total interest-bearing liabilities	2.72%	2.49%	2.20%	1.76%

Net interest margin - tax-equivalent basis	4.12%	4.10%	4.19%	4.29%

Management anticipates a modest narrowing of the net interest margin in 2006 despite projected growth in low-cost core deposit balances and expansion of the loan and lease portfolio. Further increases in short-term rates will increase the Company’s cost of funds while a continuation of the flat yield curve from overnight funding out to ten years will create additional pricing pressure in the loan portfolio. Management expects that the recently opened Westbury branch, the continued expansion of the Company’s existing retail branches and expected growth in the municipal and professional services sectors will provide access to additional low-cost sources of funds as well as provide significant opportunity to expand the Company’s loan portfolio. The Company has been very successful in its efforts to develop loan growth in Queens County and will continue to strategically target this market during 2006. Other specific geographic areas such as northwestern Nassau County, the Deer Park corridor and the south shore of western Suffolk County along with additional residential development financing are expected to provide ample opportunity for portfolio growth over the next year. Management of the Company expects that the existing formula of high touch personal service delivered by experienced relationship officers, coupled with customers dissatisfied with the degradation of their service quality resulting from consolidation of the local banking market, will again produce numerous commercial and municipal banking relationship opportunities for both deposits and loans that will improve profitability in 2006 and beyond.

Average total loans grew by 13.0%, 12.7% and 11.7% in 2005, 2004 and 2003, respectively. At the same time that this growth has been achieved, credit quality in the Company’s loan portfolio has improved each year. Nonaccrual loans declined to $3 million or 0.3% of total loans as of December 31, 2005, the lowest level in 15 years, while the allowance for probable loan losses as a percentage of nonaccrual loans has risen to 512%, its highest level in 17 years.

Although short-term rates increased again during 2005, they remained low enough to support growth in residential construction and remodeling and commercial real estate development expansion, each of which is only expected to abate in the next few years because of a finite amount of available land in the Bank’s trade area. These factors, along with a targeted Queens County calling effort, the fallout from the exit of a major lender from the local commercial marketplace during 2004 and an expanded commercial lending staff were the primary reasons for the growth in the Company’s loan portfolio during the past year. Management of the Company expects additional opportunity for loan growth during the next twelve months as the result of additional penetration in the Queens marketplace, a large and diverse market with over 50,000 businesses and two million residents, where the Company has only begun to improve its corporate visibility in the past five years. A suite of competitive loan and deposit products, along with numerous equipment leasing options offered by SWLC, provide commercial lenders, business development officers and branch managers with an array of products suitable for most types of relationships. These products, coupled with responsive, personal customer service provided by a group of highly experienced bankers, will enable the Company to take advantage of opportunities presented by the consolidation of the local banking market as well as provide an entrée into any new markets that demonstrate an opportunity to enhance stockholder value.

Average commercial loans, mortgages and leases grew at rates of 9.8%, 13.1% and 44.7%, respectively, in 2005. At December 31, 2005, total gross loans and leases outstanding amounted to $892 million, up 14.6% when compared to the comparable 2004 date. The year-end loan portfolio was composed of approximately 47% commercial mortgages, 34% commercial loans, 10% residential mortgages and home equity lines of credit and 9% all other loans and leases. It is expected that the 2006 loan mix will remain, on a percentage basis, approximately the same as 2005.

Based upon recent local and national economic forecasts, management of the Company anticipates that loans outstanding will grow at a rate of 8% to 10% in 2006. The continued consolidation of the New York City and Long Island banking markets still provides the greatest potential for loan growth. As local and national money center and regional bank competitors continue to enter the local market through acquisition and de novo branching strategies, many retail, commercial and municipal customers will benefit from a stable, locally run community bank with an excellent reputation, a proven service model and a strong capital base.

Management of the Company is committed to high-quality loan growth. A comprehensive credit review process provides a quality control tool that attempts to ensure that only high-quality loans are brought to the credit committee for consideration. This rigorous process is of paramount importance as the Company attempts to grow market share while competing with far larger institutions by offering an improved product mix during 2006 and beyond.

2004 versus 2003

Net interest income increased by 7.7% to $57.2 million during 2004 as the result of growth in average interest-earning assets of $116 million (up 9.2%). Growth in loans and tax-exempt municipal securities accounted for much of the asset expansion. Increases in commercial loans, commercial mortgages and lease receivables led the $83 million or 12.7% increase in average loans outstanding in 2004 versus 2003. Average investment securities grew by $39 million or 6.7% due to growth of $36 million short-term (under one-year) tax-exempt municipal securities. Somewhat offsetting this growth was a $4 million decline in mortgage-backed issues. Primarily funding the growth in interest-earning assets was a $92 million (10.6%) increase in core deposits, representing 78% of total deposits in 2004 versus 74% in 2003. Growth in demand deposits ($45 million) and savings balances ($47 million) accounted for the core deposit expansion in 2004.

During 2004, the Company’s net interest rate margin narrowed to 4.22% from 4.31% in the prior year. The reduced margin resulted from multiple factors, most notably: higher short-term interest rates and a flattening of the yield curve which negatively impacted the return on cash flow generated by the Company’s investment portfolio. Despite a shift in the asset mix to a greater dependence on loans and leases as a percentage of total earning assets, the Company’s earning asset yield declined by eight basis points to 5.14%. Higher short-term interest rates, partially offset by continued growth in low-cost sources of core funding, resulted in a one basis point increase in the average rate paid on supporting funds to 0.92% in 2004.

Investment Securities

SFAS No. 115 requires the Company, at the time of purchase, to designate each investment security as either "available for sale" (“AFS”), "held to maturity" or "trading," depending upon investment objectives, liquidity needs and ultimate intent. AFS securities are stated at market value, with unrealized gains or losses reported as a separate component of stockholders' equity until realized. Securities held to maturity are stated at cost, adjusted for amortization of premium or accretion of discount, if any. Trading securities are generally purchased with the intent of capitalizing on short-term price differences by selling them in the near term. The Company did not hold any trading securities at December 31, 2005 and 2004.

At December 31, 2005, the Company held $522 million in AFS securities (97% of the investment portfolio) at a pre-tax unrealized net loss of $6.9 million versus an unrealized net loss of $344 thousand at year-end 2004. At year-end 2005, the AFS portfolio was divided into the following categories: 4% corporate and other securities; 4% tax-exempt municipal paper; 55% callable U.S. Government Agency securities; and 37% mortgage-backed securities (“MBS”) (mainly FNMA and GNMA obligations). The held to maturity portion of the portfolio, which totaled $16 million, was composed entirely of Agency securities.

After two years of relatively favorable bond market conditions, the yield curve flattened in 2005 creating a challenging interest rate environment. In light of the flat yield curve, along with an upward bias in short-term interest rates, the Company maintained its defensive investment posture. Presented with difficult bond market conditions throughout most of the year, a conservative portfolio was maintained with the objective of generating cash flow to be redeployed opportunistically in a rising rate environment.

The Company’s investment policy is conservative in nature and identifies liquidity and safety as being of paramount importance among its objectives and, as such, the portfolio is largely comprised of Government Agency securities, MBS issues of Government-sponsored entities and local municipal notes. In addition to the creation of liquidity, risk management is another important aspect of the Company’s investment strategy. The Company’s portfolio construction is designed accordingly so as to provide liquidity while managing market risk and avoiding taking on credit risk. Market risk can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates, and is managed, primarily, by investing in shorter-lived securities. A shorter-lived security is preferred to a longer dated maturity in a rising rate environment because the longer the maturity of a security, the greater the sensitivity of its market value to changes in interest rates.

Security selection is governed by the Company’s investment policy, and serves to supplement the Company’s asset/liability position. Securities such as callable Agencies, premium MBS issues and floating rate securities with an anticipated short average life were purchased during the past year with the intention of producing cash flow, as well as limiting the sensitivity of the portfolio’s market value. In addition to attaining a short average life, the securities purchased provide incremental yield due to optionality found in callable Government Agency securities and prepayment activity inherent in MBS issues. Cash flow on the portfolio increases in a lower interest rate environment and moderately extends in a higher interest rate environment. The defensive posture of the portfolio, with a continuing emphasis on liquidity and risk management, remains a prudent strategy and is expected to continue for the foreseeable future.

The Company’s investment portfolio decreased by $460 thousand at year-end 2005 versus the comparable 2004 date primarily as the result of reductions in tax-exempt municipal securities (down $35 million), MBS issues (down $63 million) and corporate securities (down $15 million) which were offset by growth in Government Agency securities (up $113 million). The Company took advantage of accelerated principal paydowns on MBS issues to strategically position a portion of the investment portfolio during the year. Local, short-term municipal paper is sold throughout the year as part of the Company’s asset/liability management function.

The Company’s holdings of Agency securities increased during 2005 as these issues provided the best risk-adjusted reward among the allowable investments in the Company’s investment policy. The Government Agency issues that are callable have call periods within two years and most have final maturities of less than ten years. The notes are AAA credits that provide a competitive yield in excess of the Company’s funding cost and are eligible to pledge to secure municipal deposits and other borrowings and, therefore, are an integral part of the Company’s funding strategy. The MBS issues held by the Company have a medium-term average life with most final maturities less than twenty years. The Company's portfolio of tax-exempt municipal notes decreased as part of a strategic repositioning of the investment portfolio in the first half of 2005 in advance of further anticipated upward trends in rates. The Company continues to expand its municipal relationships and, as a natural outgrowth of that business, purchases short-term (one year or less) municipal paper to support those relationships.

The Company received MBS principal paydowns of $62 million and $89 million in 2005 and 2004, respectively. Management expects that the trend toward lower paydowns will continue in 2006 due to declining refinance opportunities available to the consumer in the face of higher forecasted interest rates.

The Company’s investment portfolio is very low-risk in nature due to its concentration of U.S. Government Agency, local municipal notes and AAA-rated MBS issues. As of December 31, 2005, the MBS portfolio had an average life of approximately 3.1 years after adjusting for historical prepayment patterns. Approximately 77% of the MBS portfolio, including collateralized mortgage obligations (“CMOs”), had final maturities in excess of ten years. In general, principal prepayments on these securities will slow as interest rates rise and, conversely, prepayments will increase as interest rates fall. CMOs accounted for 5% of the total investment portfolio as of year-end 2005. The Government Agency portfolio has final maturities ranging from one to fifteen years and those that are callable have call dates in 2006 and 2007.

The Company’s investment subsidiary, SB Portfolio, contributed significantly to the success of the Company during 2005. This subsidiary now holds and manages approximately 82% of the Company’s investment portfolio. The majority of securities domiciled with SB Portfolio are Government Agency and MBS and a portion of its portfolio also includes long-term tax-exempt paper. SB Portfolio has its own investment policy and Board of Directors; however, it still adheres to the stringent safety and quality standards present throughout the Company in its investment evaluation process. Management of the Company expects that SB Portfolio will continue to grow during 2006 through the reinvestment of its own interest income as well as through additional capital infusions from the parent Company if market conditions warrant. The Company provided $50 million in additional capital to SB Portfolio during 2005.

Summary of Loan Loss Experience and Allowance for Probable Loan Losses

One of management's primary objectives is to maintain a high-quality loan portfolio in all economic climates. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of each borrower's creditworthiness and risk exposure. Management seeks to avoid loan concentrations within industries and customer segments in order to minimize credit exposure. The Company's senior lending personnel work in conjunction with loan officers to determine the level of risk in the Company’s loan-related assets and establish an adequate level for the allowance for probable loan losses. An outside loan review consultant is also utilized to independently verify the loan classifications and the adequacy of the allowance for probable loan losses. Management actively seeks to reduce the level of nonperforming assets, defined as nonaccrual loans and other real estate owned, through aggressive collection efforts and, where necessary, litigation and charge-off. Other real estate owned properties are aggressively marketed for sale utilizing local commercial and residential realtors as appropriate.

As illustrated in Table I, the Company’s nonperforming assets decreased by $4.9 million to $3.0 million at year-end 2005 versus 2004 following a $3.4 million decrease in 2004 versus 2003. At December 31, 2005, total nonperforming assets as a percentage of loans and other real estate owned amounted to 0.3% as compared to 1.0% and 1.6% at year-end 2004 and 2003, respectively. The Company held one commercial property in other real estate owned at year-end 2004 with a carrying value of $2.7 million. This property was sold during 2005 at a small gain. The year-end 2005 decline in nonperforming assets, as defined by the Company, resulted from a $2.2 million decrease in nonaccrual loans coupled with the aforementioned sale of the other real estate owned property of $2.7 million. The reduction in nonaccrual loans during 2005 resulted from the upgrade of several commercial credits to performing status coupled with a combination of paydowns and charge-offs.

Management of the Company actively reviews the level and composition of nonperforming assets. During 2005, this meant a continuation of the strategy of collection through proactive litigation combined with enhanced collateral positions on virtually all nonperforming assets. The decrease in nonperforming assets resulted in improved coverage ratios at year-end. The allowance for probable loan losses as a percentage of nonaccrual loans advanced to 512% from 228% at year-end 2004, while the allowance for probable loan losses as a percentage of nonaccrual loans, restructured accruing loans and loans 90 days or more past due and still accruing interest increased to 469% during 2005 from 224% a year ago. At December 31, 2005, the Company had no restructured accruing loans. Loans in this category are composed mainly of loans that have demonstrated performance in accordance with the terms of their restructure agreements but do not yield a market rate of interest subsequent to their restructuring.

Based on current economic conditions, management has determined that the current level of the allowance for probable loan losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience and local economic conditions. Commercial loans are assigned credit risk grades using a scale of one to ten. Allocations for probable incurred losses are made for pools of similar risk-graded loans. For loans with signs of credit deterioration, generally loans in grades seven through ten, allocations range from 4% to 100% of the loan balance and are based on the Company’s historical loss experience for the respective grade category. Non-accrual loans in excess of $250,000 are individually evaluated for impairment and are not included in historical risk grade pools. Allocations for loans which are performing satisfactorily, generally grades one through six, are based on the Company’s historical experience for other performing loans. Allocations for these loans averaged 0.50% at December 31, 2005. The provision for probable loan losses totaled $3.7 million in 2005, $4.5 million in 2004 and $3.9 million in 2003. The resulting allowance for probable loan losses balance of $15.7 million at December 31, 2005 amounted to 1.8% of loans outstanding compared to 1.5% in 2004 and 2003. The increase in the allowance for probable loan losses in 2005 is a result of growth in the overall loan portfolio of $114 million or 14.6% as well as an increase in the balance of loans graded seven through ten. Loans graded in these categories represented 5.97% of total loans at December 31, 2005 compared to 3.51% at December 31, 2004. The impact of an increase in loans graded adversely was somewhat offset by improvements in non-accrual loans and the net recoveries realized in 2005.

The Company recorded net loan recoveries of $47 thousand in 2005 versus net loan charge-offs of $3.2 million in both 2004 and 2003. Gross recoveries totaled $845 thousand in 2005 versus $187 thousand in 2004 and $304 thousand in 2003. Although the local economy grew moderately during the past year, existing weaknesses in certain sectors of the economy may cause future problems. The potential consequences of a continued increase in interest rates or a prolonged economic slowdown in industries which impact the Company’s borrower base make it difficult to forecast the impact on asset quality that will result during 2006 or any additional charge-offs that may be required during the year.

It is the present intent of management to continue to monitor the level of the allowance for probable loan losses in order to properly reflect the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that that market provides as collateral to certain segments of the loan portfolio. In recognition of the economic uncertainties previously elaborated upon, the normal risks inherent in any credit portfolio and expected growth in the loan portfolio, management anticipates that the 2006 provision for loan losses will approximate the level recorded in 2005. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed throughout the coming year. In addition, various regulatory agencies, as an integral part of their examination process, closely review the allowance for probable loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

The Company has no foreign loans outstanding. The concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $165 million and $120 million to real estate operators, lessors and developers, and to building construction contractors, respectively. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. Management of the Company is not aware of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or future operating results. For loans not separately disclosed herein, management is not aware of information relating to any material credit that would impact the ability of those borrowers to comply with loan repayment terms.

TABLE I	Analysis of Nonperforming Assets at December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$3,069	$5,274	$8,666	$6,317	$8,920
Other real estate	-	2,650	2,650	-	-
Total nonperforming assets	$3,069	$7,924	$11,316	$6,317	$8,920
Restructured accruing loans	-	-	-	$107	$284
Loans 90 days or more past due and still accruing interest	$281	$89	$149	$129	$405
Total loans outstanding	$892,022	$778,191	$711,216	$620,384	$551,598
Allowance for probable loan losses	$15,717	$12,020	$10,732	$10,046	$9,255
Key ratios:
Allowance for probable loan losses as a percent of total loans	1.8%	1.5%	1.5%	1.6%	1.7%
Nonaccrual loans as a percent of total loans	0.3%	0.7%	1.2%	1.0%	1.6%
Nonperforming assets (1) as a percent of total loans and other real estate	0.3%	1.0%	1.6%	1.0%	1.6%
Allowance for probable loan losses as a percent of nonaccrual loans	512.1%	227.9%	123.8%	159.0%	103.8%
Allowance for probable loan losses as a percent of nonaccrual loans, restructured accruing loans and loans 90 days or more past due and still accruing interest	469.2%	224.1%	121.7%	153.3%	96.3%

(1)	Excludes restructured accruing loans and loans 90 days or more past due and still accruing interest.

Other Income

2005 versus 2004

Other income decreased by 17.6% in 2005 when compared to 2004, principally the result of lower net security gains. Excluding the impact of net security transactions in each year, other income totaled $4.9 million in 2005, up 0.9% versus 2004. This nominal improvement resulted from growth in income from bank owned life insurance (BOLI) and other operating income. Somewhat offsetting the aforementioned positive factors was a decline in deposit service charge income (down 7.5%) in 2005.

Return item charges represent the Company’s most significant recurring source of other income. These fees declined by 12.0% in 2005 versus 2004 as the result of fewer collection opportunities in the past year. The significant increase in short-term interest rates resulted in more careful cash management by much of the Bank’s customer base. While the overall collection rate by commercial and retail relationship managers improved slightly in 2005, a smaller amount of fees available for collection offset the higher collection rate. Management of the Bank is committed to further improving the collection rate during 2006 to enhance this valuable source of fee income. Other service charges on deposits, principally account activity fees, were essentially flat in 2005 (up 0.4%) after experiencing growth of 25.0% in 2004.

During 2005, the Company recorded $867 thousand in net security gains as the result of selected sales of investment securities, mainly long-term municipal notes, mortgage-backed securities and Government Agency paper, to achieve certain portfolio restructuring goals related to the current and projected interest rate environment. This compares to net gains of $2.1 million in 2004 and $5.8 million in 2003.

BOLI income improved by $122 thousand in 2005 as the result of the timing of that asset’s purchase in February 2004.

Other operating income improved by $92 thousand or 5.2% in 2005 following an increase of 3.6% in 2004. Growth in several categories accounted for the improvement, principally growth in mortgage loan sale fees, financial products (customer swap) fees, merchant services income and income from the Bank’s recently formed title insurance subsidiary, State Title Agency, LLC. Somewhat offsetting these positive factors were lower foreign exchange fees, letter of credit fees and reduced annuity commission income. The continued expansion of the Company’s commercial, municipal and professional services customer base resulted in improved sales of products such as merchant card processing, debit cards and the Bank’s sweep program during 2005. Two new revenue sources were developed during the past year: customer interest rate swaps and commercial title insurance through State Title Agency, LLC. Customer rate swaps, arranged through a third party financial intermediary, allow Bank customers to achieve their goal of price certainty through a fixed rate, long-term loan product while the Bank is, at the same time, able to more effectively manage its asset/liability structure through a variable rate asset. This product has been well received by both customers and relationship managers as it allows the Bank to satisfy customer needs on loan deals that were previously turned away based on unfavorable product terms, principally final maturity. State Title Agency LLC, a joint venture formed during the fourth quarter of 2004, provides title insurance to the Bank’s commercial and industrial customer base. Each of these products is expected to improve other income generation in 2006 as the Company further penetrates the geographic areas surrounding its branch network throughout Nassau, Suffolk and Queens Counties. While loan growth has been the hallmark of the Company’s success since its formation nearly forty years ago, a strong branch sales culture has been developed throughout the organization over the past ten years. Management of the Company is confident that, armed with competitive products and effective back office support, relationship officers will be able to improve their sales totals and collection rates. The quality of the Company’s staff is the key to further growth of other income in 2006 and in subsequent years. Management of the Company is confident that the right people are in place and they will produce superior results over time. Every effort will continue to be made to speed the development of new products to satisfy customer needs in an effort to provide superior return on investment for our stockholders.

2004 versus 2003

Other income decreased by 22.9% in 2004 when compared to 2003, solely the result of lower net security gains. During 2004, the Company recorded $2.1 million in net security gains versus $5.8 million in 2003. Excluding the impact of net security transactions in each year, other income totaled $4.9 million in 2004, up 48.5% versus 2003. This improvement resulted from growth in several categories, including service charges on deposits (up 40.9%), other operating income (up 3.6%) and the addition of income associated with the purchase of BOLI during 2004. A significant increase in return item charges coupled with higher foreign exchange fees, letter of credit fees, merchant services income and ATM fees accounted for the improvement in income. Somewhat offsetting these positive factors were lower mortgage loan sale fees and reduced sweep account revenue.

Operating Expenses

2005 versus 2004

As noted elsewhere in this report, total operating expenses increased by $83.6 million to $124.6 million in 2005 from a year ago. Higher levels of legal fees, salaries and employee benefits, increased occupancy, marketing and advertising and growth in audit and assessment fees accounted for the increase in 2005 expenses. Partially offsetting these higher costs were reductions in equipment, credit and collection and other operating expenses. Legal expenses grew by $80.7 million during 2005. The largest component of the Company’s legal expenses relates to ongoing litigation arising out of the Bank’s deposit relationship with Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) and its affiliates, as previously disclosed in the Company’s Form 10-Q, 10-K and 8-K filings with the Securities and Exchange Commission (“SEC”). These expenses totaled $82.8 million, $2.3 million and $3.8 million in 2005, 2004 and 2003, respectively. As previously noted in the Company’s form 8-K filed with the SEC on February 1, 2006, the Company received an adverse jury verdict on January 30, 2006, in the warehouse lender case (formerly captioned Household Commercial Financial Services, Inc. et al v. Action Abstract, Inc., et al, and now captioned HSA Residential Mortgage Services of Texas v. State Bank of Long Island) which has been pending since 2002. The jury verdict awarded $43.9 million in compensatory damages to plaintiff, HSA Residential Mortgage Services of Texas, Inc. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. Additional IMN-related legal expenses incurred during 2005, including defense costs and settlements, increased by $6.6 million when compared to 2004. During 2006, the Company expects to incur additional costs related to the IMN jury verdict, including costs related to a post-verdict motion to the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for State Bank of Long Island or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the cost of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred. Certain of these costs, in particular the accrual of post judgment interest, are dependent upon the final amount of the judgment to be ruled upon by the court and are not specifically quantifiable at this point in time.

Island Mortgage established and maintained dozens of deposit accounts at the Bank commencing in mid-February 1999 and continuing through early July 2000. Island Mortgage was principally engaged in offering and providing mortgages to consumers. Island Mortgage apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by lenders not related to the Bank. The Bank never had a lending relationship with Island Mortgage.

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

In the course of those bankruptcy cases, it has been alleged that Island Mortgage engaged in a widespread pattern of fraud directed at lenders, title agents, closing companies and others with whom Island Mortgage regularly dealt. A number of Island Mortgage’s creditors have since asserted that the Bank participated in Island Mortgage’s alleged fraudulent scheme. Currently, there are two Island Mortgage-related litigations pending in which claims have been asserted against the Bank (and, in one case, the Company.) Those litigations are:

  --  Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date.

  --  HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage’s alleged scheme to defraud plaintiffs and unjustly enrich defendants. Plaintiffs claim the following with respect to the Bank: 1) the Bank aided and abetted the allegedly fraudulent scheme perpetrated by Island Mortgage; 2) the Bank aided and abetted in a breach of the fiduciary duties an Island Mortgage affiliate allegedly owed to plaintiffs; and, 3) the Bank was negligent in failing to recognize and act on signs that Island Mortgage was allegedly misappropriating the funds plaintiffs advanced to Island Mortgage. Plaintiffs claim they are entitled to not less than $52 million, plus interest and punitive damages.

On January 31, 2005, the bankruptcy court ruled on the Bank’s motion for summary judgment. The plaintiffs’ claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. On October 17, 2005, the Bank announced a settlement with Household and an agreement in principle with Matrix with respect to each of their separate claims. The Matrix agreement is now fully executed.

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to plaintiff RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion to the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

The Bank believes it has a number of meritorious arguments for its post-verdict motion and a possible appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of the IMN lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with IMN and its affiliates. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank’s results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

Operating expenses of State Bancorp, Inc. (dollars in thousands) For the years ended December 31,	2005	2004	Over/ (under) 2004
Salaries and other employee benefits	$26,205	$23,898	10%
Occupancy	4,733	4,001	18
Equipment	1,389	1,464	(5)
Legal	83,584	2,859	N/M (1)
Marketing and advertising	1,232	1,001	23
Credit and collection	660	748	(12)
Audit and assessment	1,346	1,222	10
Other operating expenses	5,492	5,850	(6)
Total operating expenses	$124,641	$41,043	204%

(1)	N/M - denotes not meaningful.

Salaries and other employee benefits increased by $2.3 million (9.7%) during 2005 as the result of staff expansion coupled with higher medical and pension costs. The creation of a Professional Services Group (PSG) in 2004, the addition of several commercial lending officers in early 2005 and the opening of a new branch in Westbury accounted for much of the Company’s growth in staff. Increased health care costs, FICA and payroll tax expenses, and related increases in 401(k) and employee stock ownership plan (ESOP) contributions added to the growth in salaries and benefits costs during 2005. Also contributing to the growth in operating expenses during 2005 were higher levels of occupancy costs, marketing and advertising expenses and audit and assessment fees. Occupancy costs grew by 18.3% as the result of additional space occupied by the PSG staff, higher utility costs and increased maintenance and repair expenses incurred during 2005. Marketing and advertising expenses increased by 23.1% as the result of additional product promotions and corporate image advertising. Audit and assessment costs grew by 10.1% due to higher costs related to Sarbanes-Oxley compliance. Somewhat offsetting the foregoing increases were reductions in equipment expense (5.1%), credit and collection expenses (11.8%) and other operating expenses (6.1%). Excluding all IMN-related expenses in both 2005 and 2004 would have resulted in a year over year cost increase of 7.9% in 2005 versus 2004.

Excluding IMN-related costs, the growth in total operating expenses recorded by the Company during 2005 is reflective of the Company’s recent trend as it has expanded its branch network and corporate infrastructure since 2001. The expense increases experienced during 2004 and 2003 were primarily due to increases in staff to support growth in the Company’s core business model while the higher expenses recorded in 2002 and 2001 were due primarily to the previously noted IMN litigation, the acquisition of SWLC in 2001 and the opening of five new branch offices during the same period. Wherever possible, the Company strives to embrace and utilize existing and emerging technologies to enhance productivity to reduce the level of staff and infrastructure necessary to support the growth and expansion of the Company’s primary lines of business. Management continues to pursue a goal of reducing the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and other income, excluding net security gains or losses) to a level below 55%, commensurate with our high performing peers. This goal can only be accomplished through a combination of revenue growth and stringent expense control in all areas. Although the expansion of staff and branch facilities in recent years, along with growth in both the lending staff and operational support functions, has resulted in rates of operating expense growth above corporate targets, management is confident that these investments in the Company’s core business model will pay dividends in the coming years. Total operating expenses will decline in 2006 as a result of significant IMN-related costs absorbed during 2005. Significant expenses associated with an appeal of the IMN jury verdict will continue to be incurred in 2006. However, those costs will not be quantifiable until a final judgment amount has been determined by the court. Excluding IMN-related expenses, the Company expects core operating expenses to rise at a rate of approximately 5% to 7% in 2006 as the result of the opening of the new branch in Westbury in January 2006, higher projected medical and pension expenses and the planned addition to staff of several lending officers to support the Company’s core commercial lending function in 2006. Expense control measures, including strict guidelines with respect to increases in base and supplementary compensation for current staff, will continue to be observed. Excluding the impact of any 2006 IMN-related expenses, which are not yet specifically quantifiable, the Company’s management expects that the projected expansion of the Company's asset and revenue bases will offset expected growth in the Company’s operating expenses. The rate of growth in loans, core deposit balances and fee-based sources of revenue planned for the coming year is expected to more than offset the anticipated increase in operating expenses that comes with normal growth and expansion.

The Company’s primary expense control rates of measurement are the operating efficiency ratio and the ratio of total operating expenses to average assets. As a result of the adverse IMN jury verdict, the Company’s 2005 operating efficiency ratio is not statistically meaningful for analytical purposes. Excluding IMN settlement and jury verdict expenses, the Company’s 2005 operating efficiency ratio would have been 71.4% versus 64.2% and 70.7% in 2004 and 2003, respectively. Prior to the IMN litigation and the recent branch expansion program, the Company’s efficiency ratio was 52.5% in 2000. It is one of management’s primary strategic objectives to reduce the efficiency ratio to this level once again. The second measure of expense control utilized by the Company is total operating expenses to average assets. Excluding IMN settlement and jury verdict expenses, the Company recorded ratios of 3.04% in 2005 and 2.77% and 3.03% in 2004 and 2003, respectively, in this category. Management of the Company is extremely cognizant of expense management and places great emphasis on control of operating expenses, but always in the context of prudent growth and expansion of the Company’s branch network and of profitable lines of business with a quantifiable return on equity and accretive impact on earnings per share. Management is also aware, however, that the appropriate resources necessary to grow the Company’s revenue base must also be made available in order to improve earnings for the long term. Along these lines, management also monitors the ratio of average assets per FTE employee and, at over $5 million per employee, the Company ranks in the top 10% of its peer group in this category. This efficient utilization of staff is another reason behind the Company’s historically excellent record of growth in earnings and assets.

Rates of growth in both net interest income and other income are expected to outpace increases in operating expenses (excluding IMN-related expenses) in the coming year, thereby resulting in anticipated improvements in each of the foregoing expense control ratios in 2006. The Company’s long-term goal, as stated in numerous previous stockholder communications, continues to be to reduce its operating efficiency ratio to a level of 55% or less and to lower the operating expenses to average assets ratio to 2.25% or lower. While this is not expected to occur during 2006, largely as the result of costs related to the IMN litigation, it remains a long-term objective to continually improve these ratios in both absolute terms and in relation to the Company’s community bank peer group. An analysis of the remaining components of 2005 operating expenses, by category, follows.

Occupancy expenses totaled $4.7 million in 2005, an increase of 18.3% when compared to 2004. This increase resulted from a combination of higher rental expenses, increased maintenance costs and higher utilities and depreciation expenses. The increase in rental costs in 2005 (up 20.6%) resulted principally from additional space occupied at our Mineola location during the past year coupled with the full year impact of costs associated with a small office leased in New York City for the Professional Services Group in mid-2004. Real estate taxes rose very modestly in 2005 when compared to the prior year as the result of nominally higher commercial property tax rates assessed on the Company’s branches in 2005. Building and leasehold depreciation grew by 12.3% as the result of additional depreciable tenant improvements during 2005 while utility costs rose by 15.8% from year to year. Maintenance and repair costs grew by 30.9%, primarily the result of snow removal costs during the winter of 2004/05. Occupancy costs are expected to rise at a noticeably slower rate in 2006 as the costs of the new branch in Westbury are largely offset by lower projected rates of growth in utilities and maintenance costs and anticipated tax certiorari proceedings which are currently pending.

Equipment expenses decreased by 5.1% to $1.4 million in 2005 as the result of a reduction in computer equipment depreciation related to the Company’s mainframe system. Also contributing to this decrease were lower computer software depreciation and lower equipment maintenance insurance fees. Management of the Company expects equipment expenses to increase moderately in 2006 as several technology initiatives are expected to be funded and additional equipment purchased to support branch expansion.

Legal expenses, as previously noted, increased by $80.7 million during 2005. Ninety-nine percent of the Company’s legal expenses relate to the ongoing IMN litigation previously disclosed in the Company’s Securities and Exchange Commission filings, including a charge of $74.2 million resulting from an adverse jury verdict rendered on January 30, 2006 in one of the IMN-related cases. Management of the Company expects that additional expenses will be incurred related to this litigation during 2006, the extent of which is not specifically quantifiable at this time.

Marketing and advertising costs increased by $231 thousand (23.1%) during 2005 when compared to 2004. This growth resulted principally from additional corporate branding efforts coupled with product specific promotions. A more targeted approach to event sponsorships during 2005 based on customer profitability, coupled with a reduction in promotions-related expenses served to offset somewhat the Company’s other initiatives. It is expected that this expense category will increase next year as the result of the new branch opening and expected costs to be incurred in connection with the Company’s ongoing corporate branding and community outreach efforts. Stringent cost control measures will continue to be applied to this expense category in the next twelve months.

Credit and collection costs declined by $88 thousand (11.8%) in 2005 versus 2004. Reduced expenses associated with loan collection work, principally due to continued improvement in the overall quality of the loan and lease portfolio, accounted for the bulk of the decline in this category. Also contributing to this decrease were lower costs associated with credit reports and credit checks as the result of a reduced level of residential mortgage refinancing activity in 2005.

Audit and assessment fees increased by $124 thousand or 10.1% in 2005 versus 2004 as a result of higher costs associated with the implementation of the Sarbanes Oxley Act (“SOX”). Audit and assessment expenses have increased by approximately 75% over the past two years as costs associated with SOX compliance have been borne by the Company. It is expected that audit and assessment fees will decline in 2006 as a result of a change in outside audit firms during 2005 coupled with reduced SOX-related expenses as the start-up phase of complying with this legislation has concluded.

Other operating expenses declined by 6.1% to $5.5 million in 2005 versus 2004. This reduction resulted from improvements in several expense categories, most notably other real estate expenses, director compensation costs and correspondent bank service charges. Other real estate expenses, specifically real estate taxes paid, decreased during 2005 as a commercial property foreclosed on during 2003 was sold during the year at a small gain. Somewhat offsetting these positive factors were increases in several expense categories, mainly meetings and seminars, travel and entertainment and FDIC and New York State Banking Department assessment expenses. Management of the Company expects that operating expenses, in absolute terms, will continue to grow as the Company expands its operations, the markets it serves and the products it offers. Management anticipates an overall rate of increase of 5% to 7% as an expense growth estimate for 2006, not including litigation expenses associated with IMN.

2004 versus 2003

Operating expenses declined by 0.1% to $41.0 million during 2004. Higher levels of salaries and employee benefits costs, increased occupancy and growth in other operating expenses were more than offset by reductions in legal expenses, marketing and advertising, equipment and credit and collection costs.

Salaries and employee benefits costs rose by $1.2 million (5.3%) in 2004 versus 2003 as the result of the creation of PSG coupled with growth in staff in several other areas of the Company. Increased supplementary compensation costs, health care, FICA expenses, and related increases in 401(k) and employee stock ownership plan contributions also added to the growth in this category.

Occupancy costs grew by 3.9% in 2004 to $4.0 million due principally to higher real estate taxes (up 26.4%), additional space occupied by PSG in New York City and increased utility expenses.

Equipment expenses decreased by 6.2% to $1.5 million in 2004 as the result of a reduction in computer equipment depreciation related to the Company’s mainframe system. Also contributing to this decrease were lower equipment rental and repair costs and lower equipment maintenance insurance fees.

Legal expenses, primarily related to the IMN litigation, declined by $1.0 million or 26.0% during 2004.

Marketing and advertising costs decreased by $415 thousand (29.3%) during 2004. This decrease resulted principally from a more targeted approach to event sponsorships coupled with a reduction in promotions expenses as no new branches were opened by the Company during 2004.

Credit and collection costs declined by $623 thousand (45.4%) in 2004 versus 2003. This improvement was the result of a significant reduction in loan collection work resulting from fewer nonperforming assets due to an improvement in portfolio credit quality.

Other operating expenses increased by 11.6% to $7.1 million in 2004 when compared to 2003. This growth resulted from increases in several expense categories, most notably, other real estate expenses and correspondent bank service charges.

Effective Income Tax Rate

2005 versus 2004 and 2003

An income tax credit of $27.4 million was recorded in 2005 while tax provisions of $5.4 million and $5.3 million were recorded in 2004 and 2003, respectively. The 2005 tax credit resulted from the loss recorded by the Company during 2005. The Company is currently subject to both a statutory incremental Federal tax rate of 35% (34% for the first $10 million of taxable income), and a New York State tax rate of 7.5%, plus a surcharge of 17%. The Company’s overall effective tax rate (for those years that a tax provision was recorded) was 28.6% and 30.4% in 2004 and 2003, respectively.

The decrease in 2004’s effective tax rate was due to a higher level of tax-exempt income coupled with a reduction in fully-taxable net security gains. SB Portfolio, which provides investment management services to the Bank and the Company, managed approximately $441 million, $387 million and $302 million in assets at year-end 2005, 2004 and 2003, respectively, primarily MBS, Government Agency and tax-exempt municipal securities in Delaware. The income from these assets is exempt from New York State income taxes and totaled $17.0 million in 2005, including net gains on the sale of securities of $1.1 million, $14.2 million in 2004, including net gains of $2.2 million and $13.6 million in 2003, including net gains of $4.3 million. Management of the Company anticipates that the consolidated 2006 effective tax rate will be similar to that of 2004 at an approximate rate of between 29.0% and 30.0%.

The Company has received preliminary findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and interest continues to accrue) for the years under examination. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,530,000, the Company’s net tax liability would be approximately $2,970,000. This increase in tax appears to be based on the Department's assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company's New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $3,900,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department's findings and intends to vigorously contest any assessment based upon these findings through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at December 31, 2005 or 2004 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

Off-Balance Sheet Arrangements

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2005 and 2004, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $283,947,000 and $251,502,000, respectively. Approximately $256,018,000 and $209,148,000 of these commitments were at variable rates and $27,929,000 and $42,354,000 were at fixed rates at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the fixed rate commitments had interest rates ranging from approximately 4.25% to 7.75% and 1.85% to 7.25%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2005 and 2004, the Bank had letters of credit outstanding of approximately $14,644,000 and $13,398,000, respectively. At December 31, 2005, the uncollateralized portion was approximately $2,698,000.

The Bank’s use of derivative financial instruments, i.e. interest rate swaps, exposes it to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. During 2005, the Bank executed customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  At December 31, 2005, the total gross notional amount of swap transactions outstanding was $9,550,000.

At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($440,423), inclusive of accrued interest of $17,944, contained within other assets in the consolidated balance sheets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000.  This amount, net of taxes of $359,241, included in accumulated other comprehensive income (loss), is being reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the twelve months ended December 31, 2005, 2004 and 2003, the Company recognized interest income, net of expenses associated with unwinding the swap agreements, of ($169,882), $849,701 and $318,250, respectively, under the agreements.

The Company is also obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2006, $2.8 million; in 2007, $2.8 million; in 2008, $2.8 million; in 2009, $2.5 million; in 2010, $2.2 million; and the remainder to 2016, $2.8 million.

CONTRACTUAL OBLIGATIONS

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2005.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Leases covering various Bank equipment, branches, office space and land	$15,901	$2,837	$5,532	$4,749	$2,783
Federal Home Loan Bank of New York overnight and term borrowings	18,500	18,500	-	-	-
Obligations under equipment lease financing	114	57	57	-	-
Junior subordinated debentures	20,620	-	-	-	20,620
Total	$55,135	$21,394	$5,589	$4,749	$23,403

Capital Resources

The strength of the Company’s capital position has provided the platform for its historically successful financial performance, efficient utilization of resources and its capacity to expand its assets and increase earnings. The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. During 2005, the Company's capital was negatively impacted by the net loss recorded principally as a result of the IMN jury verdict. At December 31, 2005, stockholders' equity totaled $56.4 million versus $101.0 million at year-end 2004. The net loss of $36.5 million, $6.1 million in cash dividends paid on common stock and $1.2 million in capital utilized to repurchase shares of the Company’s common stock reduced stockholders’ equity by $43.8 million in 2005. During 2005, 61,657 shares of common stock were acquired in open market transactions as part of the Company’s stock repurchase plan. Approximately $1.2 million in capital was allocated to purchase these shares at an average price of $19.10 per share. Under the Board of Directors’ revised share repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Company does not presently intend to repurchase stock in 2006. Somewhat offsetting the foregoing reductions to stockholders’ equity during 2005 was an increase of $2.8 million from the reinvestment of dividends by stockholders participating in the Company’s dividend reinvestment plan.

Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst expected to support the Company's future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities, each through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries, State Bancorp Capital Trusts I and II. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The average rate on all trust preferred securities outstanding was 6.49% during 2005 and 4.63% during 2004. As of year-end 2005 and 2004, the company’s Tier I capital ratios were 5.04% and 7.82%, respectively.

Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures.

The Company has no present plans to issue or utilize its authorized preferred stock. These shares afford management additional flexibility with respect to future equity financing to support business expansion.

Management strives to provide stockholders with a competitive return on their investment in the Company. During 2005, the Board of Directors paid a six for five stock split while maintaining the quarterly cash dividend of $0.15 per share, resulting in an effective increase in the cash payout of 20%. Cash dividends on the Company’s common stock amounted to $0.55 per share in 2005. Since the payment of its first cash dividend in 1979, the Company has distributed over $50 million to stockholders. In addition, the Company’s stock split paid in 2005 was the 36th consecutive year that it has paid a stock dividend or split to holders of its common shares.

The Company’s primary source of income is dividends from the Bank. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to declare dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. Currently, based on its capital levels and current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval and it is unknown whether such approval will be granted. The Bank presently intends to make application for permission to declare dividends when deemed appropriate. However, the Company cannot make any assurances that the Bank will be able to declare dividends at any specific time in the future.

The Company’s dividend reinvestment plan allows existing stockholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at a 5% discount from the current market price under either plan option. During 2005 and 2004, $2.8 million and $2.5 million, respectively, were added to stockholders' equity through plan participation. Approximately 17% of the Company’s cash dividends were reinvested in 2005 under this plan, and since inception, approximately $16.1 million in additional equity has been added through plan participation. Management anticipates continued future growth in equity through the program.

State Bancorp, Inc. and its subsidiaries are subject to various regulatory capital requirements administered by the Federal Reserve Board and the Federal Deposit Insurance Corporation. These regulatory authorities measure capital adequacy on a risk-weighted assets basis. Their guidelines provide a method of monitoring capital adequacy that is sensitive to the risk factors inherent in a bank's asset base, including off-balance sheet exposures. The guidelines assign various weights to different asset types depending upon their risk profile. Generally speaking, assets with greater risk require more capital support than do less risky assets. In addition, a leverage standard has been established to supplement the risk-based ratios in assessing an institution's overall capital adequacy. Failure to maintain the Bank’s capital ratios in excess of minimum regulatory guidelines requires bank regulatory authorities to take prompt corrective action in accordance with the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations arising from FDICIA established five categories of capitalization for depository institutions: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. Based upon its December 31, 2005 capital position as outlined in Table II, the Bank's capital ratios exceed the minimum levels established for an adequately-capitalized institution and exceed the minimum requirements under FDICIA. The Bank’s Tier I Leverage and Tier I Capital/Risk-Weighted Assets ratios exceed the minimum requirements for a well - capitalized institution; however, the Total Capital/Risk-Weighted Assets ratio does not, thereby classifying the Bank as adequately capitalized at year-end 2005. As of December 31, 2004 and 2003, the Bank met each of the requirements to be considered a well - capitalized institution. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company’s and the Bank’s operations and financial statements. The Company has no current plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

TABLE II					Regulatory Criteria for a Well-
	Regulatory	The Bank's Ratios as of December 31,			Capitalized
	Minimum	2005	2004	2003	Institution
Leverage ratio - Tier I Capital to Total Adjusted Assets	3.00 - 5.00%	5.01%	7.79%	7.97%	5.00%
Tier I Capital/Risk-Weighted Assets	4.00%	6.96%	12.41%	12.09%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	8.22%	13.66%	13.29%	10.00%

Liquidity

Liquidity management is defined as the Company’s ability to meet its financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, and the ability to fund new and existing loan commitments and also to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

Liquidity at the Company is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost to the Company. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the Company's ability to meet its liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources for the Company, while deposit flows and securities prepayments are somewhat less predictable in nature, as they are often subject to external factors beyond the control of management. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Funds Management Committee and the Asset/Liability Management Committee (ALCO) are jointly responsible for oversight of the Company's liquidity position and management of its asset/liability structure. The ALCO establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future and current liquidity needs. This Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of the Company's liabilities to develop an optimum asset/liability mix. Funding sources available to the Company include retail, commercial and municipal deposits, purchased liabilities and stockholders' equity. If needed for short-term liquidity purposes, the Company has access to $67 million in unsecured lines of credit extended by correspondent banks. In addition, the Company can utilize its secured line of credit with the Federal Home Loan Bank of New York to access up to $124 million in market rate funds with maturities of up to thirty years. Pursuant to authorization limits set by the Board of Directors, management of the Company may, with prior regulatory approval, also access the brokered deposit market for funding. As of year-end 2005, $15 million in such funds, maturing in 2006, were utilized by the Company. As of year-end 2004, brokered deposits totaling $75 million were utilized as a source of funds by the Company.

Asset liquidity is provided by short-term investments and the marketability of securities available for sale. At December 31, 2005, the Company had $505 million in such liquid assets. The Company's loan portfolio and investment securities held to maturity are of high quality and mixed maturity, providing an excellent source of internal liquidity through maturities and periodic repayments of principal. At year-end 2005, approximately $649 million of these assets, including mortgage-backed securities, were due to mature or be repaid within one year. Cash flows provided by the loan and investment portfolios are typically utilized to reduce the Company’s borrowed funds position and/or to fund loan and investment securities growth. The Company's operating, investing and financing activities are conducted within the overall constraints of the Company's liquidity management policy.

In February 2004, the Bank purchased $25 million in Bank Owned Life Insurance. The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. Distributions are made to the Bank only upon the death of an insured officer in accordance with the underlying policy. Accordingly, the BOLI held by the Bank does not generate regular cash flows for reinvestment.

While past performance does not guarantee future results, management believes that the Company's funding sources, including dividends from the Bank, and the Bank's funding sources will be adequate to meet future liquidity requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance. Management must ensure that liquidity, capital, interest rate and market risk are prudently managed. Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company’s Board of Directors. The Board has delegated responsibility for asset/liability and interest rate risk management to the ALCO. The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs. The ALCO, in conjunction with a noted industry consultant, also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

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

Interest rate risk arises from repricing risk, basis risk, yield curve risk and options risk, and is measured using financial modeling techniques including interest rate ramp and shock simulations to measure the impact of changes in interest rates on earnings for periods of up to two years. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company. Asset and liability management strategies may also involve the use of instruments such as interest rate swaps to hedge interest rate risk. Management performs simulation analysis to assess the Company’s asset/liability position on a dynamic repricing basis using software developed by a well known industry vendor. Simulation modeling applies alternative interest rate scenarios to the Company’s balance sheet to estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments.

The Company's asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net income arising from up to +/- 200 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon. The Company’s December 31, 2005 balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

% Change in Net Interest Income
12 Month Interest Rate Ramps
Basis Points

	December 31, 2005					December 31, 2004
Time Horizon	Down 100	Down 50	Base Flat	Up 100	Up 200	Down 100	Down 50	Base Flat	Up 100	Up 200
Year One	3.5%	1.3%	0.0%	-1.0%	-5.2%	0.2%	0.6%	0.0%	-1.7%	-4.3%
Year Two	7.1%	4.9%	3.6%	3.6%	-2.8%	11.8%	11.5%	10.3%	6.3%	1.1%

Management also monitors equity value at risk as a percentage of market value of portfolio equity (“MVPE”). The Company’s MVPE is the difference between the market value of its interest-sensitive assets and the market value of its interest-sensitive liabilities. MVPE at risk is the potential adverse change in the present value (market value) of total equity arising from an immediate hypothetical shock in interest rates. Management uses scenario analysis on a static basis to assess its equity value at risk by modeling MVPE under various interest rate shock scenarios.

When modeling MVPE at risk, management recognizes the high degree of subjectivity when projecting long-term cash flows and reinvestment rates, and therefore uses MVPE at risk as a relative indicator of interest rate risk. Accordingly, the Company does not set policy limits over MVPE at risk.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	December 31, 2005					December 31, 2004
	Down 100	Down 50	Base Flat	Up 100	Up 200	Down 100	Down 50	Base Flat	Up 100	Up 200
% Change in MVPE (1)	-0.1%	0.2%	0.0%	-2.3%	-6.1%	-0.5%	0.1%	0.0%	-3.3%	-7.6%
MVPE Ratio	12.7%	12.9%	12.9%	12.6%	12.0%	13.2%	13.4%	13.4%	12.9%	12.2%

(1)	Assumes 40% marginal tax rate.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
State Bancorp, Inc.
New Hyde Park, New York

We have audited the accompanying consolidated balance sheet of State Bancorp, Inc. as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of State Bancorp, Inc. as of December 31, 2004 and for the years ended December 31, 2004 and 2003 were audited by other auditors whose report dated March 11, 2005 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bancorp, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Livingston, New Jersey
March 3, 2006

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
ASSETS:
Cash and due from banks	$49,652,118	$32,934,976
Securities purchased under agreements to resell	39,500,000	41,000,000
Total cash and cash equivalents	89,152,118	73,934,976
Securities held to maturity (estimated fair value of $15,944,500 in 2005 and $29,949,000 in 2004)	15,992,882	29,990,384
Securities available for sale - at estimated fair value	522,245,615	508,708,155
Federal Home Loan Bank and other restricted stock	2,516,743	3,991,343
Loans (net of allowance for probable loan losses of $15,716,960 in 2005 and $12,020,443 in 2004)	876,304,586	766,170,785
Bank premises and equipment - net	6,171,005	6,491,365
Bank owned life insurance	26,879,935	25,879,180
Other assets	58,889,629	22,124,779
TOTAL ASSETS	$1,598,152,513	$1,437,290,967
LIABILITIES:
Deposits:
Demand	$333,073,091	$294,912,979
Savings	693,822,626	657,315,486
Time	384,678,229	317,405,613
Total deposits	1,411,573,946	1,269,634,078
Other borrowings	18,614,296	32,266,489
Junior subordinated debentures	20,620,000	20,620,000
Accrued legal expenses	77,729,137	395,248
Other accrued expenses, taxes and liabilities	13,193,016	13,325,310
Total liabilities	1,541,730,395	1,336,241,125
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares; issued 12,019,426 shares in 2005 and 11,993,786 shares in 2004; outstanding 11,031,774 shares in 2005 and 10,882,592 shares in 2004	60,097,130	49,974,110
Surplus	56,424,544	63,014,247
Retained earnings (deficit)	(38,601,709)	4,008,970
Treasury stock (987,652 shares in 2005 and 925,995 shares in 2004)	(16,646,426)	(15,468,528)
Accumulated other comprehensive loss (net of taxes of ($2,686,335) in 2005 and ($323,915) in 2004)	(4,851,421)	(478,957)
Total stockholders' equity	56,422,118	101,049,842
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,598,152,513	$1,437,290,967

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
INTEREST INCOME:
Interest and fees on loans	$61,836,169	$49,195,179	$44,401,518
Federal funds sold and securities purchased under agreements to resell	1,613,849	354,616	444,902
Securities held to maturity:
Taxable	537,926	1,879,710	883,161
Tax-exempt	-	1,439	4,233
Securities available for sale:
Taxable	17,561,509	15,337,083	15,417,097
Tax-exempt	1,614,016	2,789,022	3,025,596
Dividends	257,000	480,057	506,369
Total interest income	83,420,469	70,037,106	64,682,876
INTEREST EXPENSE:
Deposits	21,214,704	9,871,241	10,121,206
Temporary borrowings	2,253,112	1,870,008	845,857
Junior subordinated debentures	1,433,680	1,059,304	567,914
Total interest expense	24,901,496	12,800,553	11,534,977
Net interest income	58,518,973	57,236,553	53,147,899
PROVISION FOR PROBABLE LOAN LOSSES	3,650,000	4,506,000	3,935,004
Net interest income after provision for probable loan losses	54,868,973	52,730,553	49,212,895
OTHER INCOME:
Service charges on deposit accounts	2,107,546	2,278,718	1,617,718
Net security gains	867,208	2,149,588	5,841,972
Income from bank owned life insurance	1,000,755	879,180	-
Other operating income	1,834,955	1,743,439	1,683,233
Total other income	5,810,464	7,050,925	9,142,923
Income before operating expenses	60,679,437	59,781,478	58,355,818
OPERATING EXPENSES:
Salaries and other employee benefits	26,204,886	23,897,728	22,691,938
Occupancy	4,733,005	4,001,184	3,852,847
Equipment	1,388,794	1,463,855	1,560,448
Legal	83,583,980	2,858,970	3,862,538
Marketing and advertising	1,232,172	1,001,210	1,415,725
Credit and collection	660,022	748,285	1,371,048
Audit and assessment	1,346,064	1,222,149	774,587
Other operating expenses	5,491,760	5,849,849	5,559,950
Total operating expenses	124,640,683	41,043,230	41,089,081
(LOSS) INCOME BEFORE INCOME TAXES	(63,961,246)	18,738,248	17,266,737
(BENEFIT) PROVISION FOR INCOME TAXES	(27,412,995)	5,362,239	5,251,564
NET (LOSS) INCOME	$(36,548,251)	$13,376,009	$12,015,173
BASIC (LOSS) EARNINGS PER COMMON SHARE	$(3.32)	$1.24	$1.13
DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(3.32)	$1.20	$1.10
CASH DIVIDENDS PAID PER COMMON SHARE	$0.53	$0.47	$0.43
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	10,996,601	10,827,816	10,678,935
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	10,996,601	11,179,986	10,961,596

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(36,548,251)	$13,376,009	$12,015,173
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for probable loan losses	3,650,000	4,506,000	3,935,004
Depreciation and amortization of bank premises and equipment	1,429,278	1,519,631	1,615,482
Amortization of intangibles	36,137	36,137	36,137
Deferred income tax (benefit) expense	(31,005,600)	(864,304)	483,954
Amortization of net premium on securities	3,435,779	6,009,576	7,556,686
Net security gains	(867,208)	(2,149,588)	(5,841,972)
Net gains on sales of other real estate owned ("OREO")	(43,903)	-	-
Income from bank owned life insurance	(1,000,755)	(879,180)	-
Amortization of unearned compensation	-	-	82,601
Accelerated vesting of stock options	36,389	-	-
(Increase) decrease in other assets	(6,284,601)	(1,712,992)	7,097,236
Increase in accrued expenses, taxes and other liabilities	76,905,643	4,482,342	876,463
Net cash provided by operating activities	9,742,908	24,323,631	27,856,764
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	19,997,544	85,060,524	41,694,886
Purchases of securities held to maturity	(5,992,500)	(59,985,000)	(70,000,000)
Proceeds from sales of securities available for sale	311,306,545	302,733,658	724,880,417
Proceeds from maturities of securities available for sale	179,411,568	229,223,404	317,133,091
Purchases of securities available for sale	(513,364,937)	(549,073,823)	(956,088,350)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	1,474,600	(81,992)	(541,200)
Increase in loans - net	(113,783,801)	(70,192,729)	(96,730,703)
Proceeds from sales of OREO	2,693,903	-	-
Purchases of bank premises and equipment - net	(1,108,917)	(927,148)	(819,563)
Increase in bank owned life insurance	-	(25,000,000)	-
Net cash used in investing activities	(119,365,995)	(88,243,106)	(40,471,422)
FINANCING ACTIVITIES:
Increase (decrease) in demand and savings deposits	74,667,252	(2,180,833)	239,765,843
Increase (decrease) in time deposits	67,272,616	55,528,008	(170,505,448)
(Decrease) increase in Federal funds purchased	-	(10,000,000)	5,200,000
Decrease in securities sold under agreements to repurchase	-	(31,601,147)	(18,381,853)
Decrease in other borrowings	(13,652,193)	(18,447,660)	(1,951,495)
Proceeds from issuance of junior subordinated debentures	-	620,000	10,000,000
Cash dividends paid	(5,766,476)	(5,050,091)	(4,565,273)
Proceeds from shares issued under the dividend reinvestment plan	2,841,412	2,461,066	2,812,209
Proceeds from stock options exercised	655,516	719,650	436,103
Proceeds from shares issued under the Directors' Stock Plan	-	30,361	17,226
Purchases of treasury stock	(1,177,898)	(1,987,172)	(1,037,240)
Net cash provided by (used in) financing activities	124,840,229	(9,907,818)	61,790,072
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,217,142	(73,827,293)	49,175,414
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	73,934,976	147,762,269	98,586,855
CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,152,118	$73,934,976	$147,762,269
SUPPLEMENTAL DATA:
Interest paid	$24,619,835	$12,214,917	$11,808,391
Income taxes paid	$5,459,406	$5,699,219	$5,551,010
Transfers from loans to OREO	-	-	$2,650,000
Adjustment to unrealized net gain or loss on securities available for sale	$(6,533,252)	$(3,990,792)	$(4,563,553)
Dividends declared but not paid as of year-end	$1,656,251	$1,360,298	$1,196,071

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2005, 2004 and 2003

	Common Stock	Surplus	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation	Total Stockholders' Equity	Comprehensive Income (Loss)
Balance, January 1, 2003	$43,818,395	$45,714,829	$5,419,517	$(12,444,116)	$5,218,101	$(44,095)	$87,682,631
Comprehensive income:
Net income	-	-	12,015,173	-	-	-	12,015,173	$12,015,173
Other comprehensive loss, net of tax:
Unrealized holding gains during the period (1)	-	-	-	-	-	-		898,631
Reclassification for gains included in net income (2)	-	-	-	-	-	-		(3,730,124)
Cash flow hedges (3)	-	-	-	-	-	-		181,711
Total other comprehensive loss	-	-	-	-	(2,649,782)	-	(2,649,782)	(2,649,782)
Total comprehensive income	-	-	-	-	-	-		$9,365,391
Cash dividend ($.44 per share)	-	-	(4,647,399)	-	-	-	(4,647,399)
5% stock dividend (401,978 shares at market value)	2,009,890	5,587,494	(7,597,384)	-	-	-	-
Shares issued under the dividend reinvestment plan (158,239 shares at 95% of market value)	791,195	2,021,014	-	-	-	-	2,812,209
Stock options exercised (53,102 shares at $5.00 par value)	265,510	170,593	-	-	-	-	436,103
Stock issued under Directors' Stock Plan	4,785	12,441	-	-	-	-	17,226
Treasury stock purchased (54,041 shares)	-	-	-	(1,037,240)	-	-	(1,037,240)
Amortization of unearned compensation	-	38,506	-	-	-	44,095	82,601
Balance, December 31, 2003	46,889,775	53,544,877	5,189,907	(13,481,356)	2,568,319	-	94,711,522
Comprehensive income:
Net income	-	-	13,376,009	-	-	-	13,376,009	$13,376,009
Other comprehensive loss, net of tax:
Unrealized holding losses during the period (1)	-	-	-	-	-	-		(1,166,591)
Reclassification for gains included in net income (2)	-	-	-	-	-	-		(1,423,771)
Cash flow hedges (3)	-	-	-	-	-	-		(456,914)
Total other comprehensive loss	-	-	-	-	(3,047,276)	-	(3,047,276)	(3,047,276)
Total comprehensive income	-	-	-	-	-	-		$10,328,733
Cash dividend ($.48 per share)	-	-	(5,214,318)	-	-	-	(5,214,318)
5% stock dividend (427,776 shares at market value)	2,138,880	7,203,748	(9,342,628)	-	-	-	-
Shares issued under the dividend reinvestment plan (110,744 shares at 95% of market value)	553,720	1,907,346	-	-	-	-	2,461,066
Stock options exercised (77,095 shares at $5.00 par value)	385,475	334,175	-	-	-	-	719,650
Stock issued under Directors' Stock Plan	6,260	24,101	-	-	-	-	30,361
Treasury stock purchased (88,137 shares)	-	-	-	(1,987,172)	-	-	(1,987,172)
Balance, December 31, 2004	49,974,110	63,014,247	4,008,970	(15,468,528)	(478,957)	-	101,049,842
Comprehensive loss:
Net loss	-	-	(36,548,251)	-	-	-	(36,548,251)	$(36,548,251)
Other comprehensive loss, net of tax:
Unrealized holding losses during the period (1)	-	-	-	-	-	-		(3,686,286)
Reclassification for gains included in net income (2)	-	-	-	-	-	-		(565,118)
Cash flow hedges (3)	-	-	-	-	-	-		(121,060)
Total other comprehensive loss	-	-	-	-	(4,372,464)	-	(4,372,464)	(4,372,464)
Total comprehensive loss	-	-	-	-	-	-		$(40,920,715)
Cash dividend ($.55 per share)	-	-	(6,062,428)	-	-	-	(6,062,428)
6 for 5 stock split (1,832,949 shares at $5.00 par value)	9,164,745	(9,164,745)	-	-	-	-	-
Shares issued under the dividend reinvestment plan (131,901 shares at 95% of market value)	659,505	2,181,907	-	-	-	-	2,841,412
Stock options exercised (59,754 shares at $5.00 par value)	298,770	356,746	-	-	-	-	655,516
Accelerated vesting of stock options	-	36,389	-	-	-	-	36,389
Treasury stock purchased (61,657 shares)	-	-	-	(1,177,898)	-	-	(1,177,898)
Balance, December 31, 2005	$60,097,130	$56,424,544	$(38,601,709)	$(16,646,426)	$(4,851,421)	$-	$56,422,118

(1)	Net of taxes of $379,787, ($674,613) and ($1,979,758) in 2003, 2004 and 2005, respectively.
(2)	Net of taxes of $2,111,848, $725,818 and $302,090 in 2003, 2004 and 2005, respectively.
(3)	Net of taxes of $120,938, ($304,103) and ($80,572) in 2003, 2004 and 2005, respectively.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations - The consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the "Bank"). The Bank's consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., Studebaker-Worthington Leasing Corp. (“SWLC”) and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC. SB Portfolio and SB Financial are Delaware-based subsidiaries formed in June 1998. SB Portfolio manages a portfolio of fixed income investments and SB Financial provides balance sheet management services with a focus on interest rate risk management. SWLC is a leasing subsidiary acquired as of February 1, 2001. State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the "Company." All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The allowance for probable loan losses, fair values of financial instruments, litigation liabilities and tax contingencies are particularly subject to change.

Securities Held to Maturity and Securities Available for Sale - At the time of purchase of a security, the Bank designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Bank has the positive intent and ability to hold such securities to maturity. Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders' equity until realized. Interest earned on investment securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Income Recognition - Interest on loans is credited to income when earned. The Bank discontinues the accrual of interest on loans whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due and the loan is not well collateralized and in the process of collection. Income is not accrued for installment loans which are 90 days past due unless the Bank holds cash collateral. Interest received on nonaccrual loans is either applied against principal or reported as income, according to management's judgment as to the collectibility of the principal.

Allowance for Probable Loan Losses - The allowance for probable loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans are credited to the allowance. The balance in the allowance for probable loan losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable incurred losses. To determine that level, management evaluates problem loans based on the financial condition of the borrower, the value of any collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and the procedures regarding impairment described below, an appropriate reserve level is determined. Management also evaluates the quality of, and changes in, the portfolio, while also taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. While management utilizes all available information to estimate the adequacy of the allowance for probable loan losses, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

Commercial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all nonaccrual loans in excess of $250 thousand for impairment. Large groups of smaller-balance homogeneous loans, such as consumer and residential mortgages, are collectively evaluated for impairment.

The allowance for probable loan losses related to loans that are impaired includes reserves which are based upon the expected future cash flows, discounted at the loan’s effective interest rate, or the fair value of the underlying collateral for collateral-dependent loans, or the observable market price. This evaluation is inherently subjective as it requires material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change.

Bank Premises and Equipment - Net - Land is carried at cost. Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed on the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years for furniture and equipment and 30 years for premises and related components. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the leases.

Loan Origination Fees and Costs - Certain loan origination fees and direct origination costs may be capitalized and recognized as an adjustment of the yield on the related loan.

Income Taxes - The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As changes in tax laws are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Treasury Stock - Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.

Stock Dividends and Splits - Stock dividends issued are recorded by transferring the aggregate market value of the shares issued from retained earnings to common stock and surplus. Stock splits are recorded by transferring the aggregate par value of the shares issued from surplus to common stock. All per share information, included in the consolidated financial statements and the notes thereto, has been restated to give retroactive effect to stock dividends and splits.

Earnings Per Common Share - Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options (treasury stock method). These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits. For periods in which a loss is reported, the impact of stock options is not considered as the result would be anti-dilutive.

For the Years Ended December 31,	2005		2004	2003
Net (loss) income	$(36,548,251)		$13,376,009	$12,015,173
Average dilutive stock options outstanding	N/A	(1)	1,009,126	950,121
Average exercise price per share	N/A	(1)	$12.57	$10.95
Average market price	N/A	(1)	$19.31	$15.59
Weighted average common shares outstanding	10,996,601		10,827,816	10,678,935
Increase in shares due to exercise of options - diluted basis	N/A	(1)	352,170	282,661
Adjusted common shares outstanding - diluted	10,996,601		11,179,986	10,961,596
Net (loss) income per share - basic	$(3.32)		$1.24	$1.13
Net (loss) income per share - diluted	$(3.32)		$1.20	$1.10

(1)	N/A - denotes not applicable.

Comprehensive Income (Loss) - Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and cash flow hedges which are also recognized as separate components of equity.

Statements of Cash Flows - For the purpose of presenting the statements of cash flows, the Company considers Federal funds sold and securities purchased under agreements to resell to be cash equivalents because such assets are convertible into fixed amounts of cash within several days of initial purchase. The Company may enter into purchases of U.S. Treasury, Government Agency and mortgage-backed securities under agreements to resell.

Securities Sold Under Agreements to Repurchase - The Company may utilize borrowings collateralized by U.S. Treasury, Government Agency and mortgage-backed securities. These funds generally mature within one to seven days and are reflected on the balance sheet at the amount of the cash received.

Loans Foreclosed - Property acquired through foreclosure (other real estate owned or “OREO”) is stated at the lower of cost or fair value less estimated selling costs. Losses arising at the time of foreclosure are charged against the allowance for probable loan losses. Revenues and expenses from operations or changes in the carrying value of these assets are included in operating expenses.

Intangibles - Intangibles consist of the excess market value of leases acquired. Intangibles are carried at cost less accumulated amortization. Amortization is provided over the period of anticipated benefit (17 to 19 years). Management evaluates the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized an impairment loss based on this evaluation.

Goodwill - The excess of cost over fair value of net assets acquired generated from the acquisition of SWLC in February 2001 is reviewed annually for impairment and no evidence of impairment has been identified.

Accounting for Stock Options - The Company accounts for stock-based compensation using the intrinsic value method which recognizes as expense the difference between the market value of the stock and the exercise price at grant date. The Company discloses the pro forma effects of accounting for stock-based compensation using the fair value method.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of this Statement to the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the Statement).  The effect on the Company's results of operations will depend on the level of future option grants and their relative fair values, as well as the vesting periods provided, and so cannot currently be predicted.

The estimated fair value of options granted during 2005, 2004 and 2003 was $7.62, $5.95 and $4.40 per share, respectively. The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its incentive stock option plans. Had compensation cost for the Company’s four plans been determined at the fair value on the grant dates for awards under those plans, consistent with the method in SFAS No. 123, “Accounting for Stock-based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2005	2004	2003
Net (loss) income, as reported	$(36,548,251)	$13,376,009	$12,015,173
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,141,636)	(389,441)	(278,192)
Pro forma net (loss) income	$(37,689,887)	$12,986,568	$11,736,981

(Loss) earnings per share:
Basic - as reported	$(3.32)	$1.24	$1.13
Basic - pro forma	$(3.43)	$1.20	$1.10
Diluted - as reported	$(3.32)	$1.20	$1.10
Diluted - pro forma	$(3.43)	$1.16	$1.07

The fair value of options granted under the Company’s incentive stock option plans during 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	2005	2004	2003
Dividend yield	2.4%	2.5%	3.1%
Expected volatility	28.3%	25.5%	28.4%
Risk-free interest rate	3.88%	3.55%	3.38%
Expected life of options	7.3 years	7.3 years	7.4 years

Accounting for Derivatives - During 2005, the Bank executed customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized in earnings as other income.  For the twelve months ended December 31, 2005, income associated with these swaps was not material to the financial statements. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk.

The Company does not hold any derivative financial instruments for trading purposes. At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($440,423), inclusive of accrued interest of $17,944, contained within other assets in the consolidated balance sheets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000.  This amount, net of taxes of $359,241, included in accumulated other comprehensive income (loss), is being reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the twelve months ended December 31, 2005, 2004 and 2003, the Company recognized interest income, net of expenses associated with unwinding the swap agreements, of ($169,882), $849,701 and $318,250, respectively, under the agreements.

Accounting for Bank Owned Life Insurance - The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value or the amount that can be realized under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other income.

Retirement Plans - Employee 401(k) expense is the amount of matching contributions. Deferred compensation plan expense allocates the benefits over years of service.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. (See the Regulatory Matters note for more specific disclosure.)

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments - While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Developments - In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” guidance similar to that provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” regarding the accounting for debt securities subsequent to an other-than-temporary impairment. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The Company’s management does not expect the application of this guidance to have a material impact on the Company’s consolidated financial statements.

Reclassifications - Certain reclassifications have been made to prior years' amounts to conform them to the current year's presentation.

2.  Securities Held to Maturity and Securities Available for Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at December 31, 2005 and 2004, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Securities Held to Maturity:
Government Agency securities	$15,992,882	$1,591	$(49,973)	$15,944,500
Securities Available for Sale:
Obligations of states and political subdivisions	18,728,632	18,514	(108,996)	18,638,150
Government Agency securities	291,550,547	7,530	(2,603,275)	288,954,802
Corporate securities	19,306,974	-	(257,435)	19,049,539
Mortgage-backed securities and collateralized mortgage obligations	199,537,218	81,930	(4,016,024)	195,603,124
Total Securities Available for Sale	529,123,371	107,974	(6,985,730)	522,245,615
Total Securities	$545,116,253	$109,565	$(7,035,703)	$538,190,115

December 31, 2004
Securities Held to Maturity:
Government Agency securities	$29,990,384	$-	$(41,384)	$29,949,000
Securities Available for Sale:
Obligations of states and political subdivisions	53,247,451	644,097	(311,301)	53,580,247
Government Agency securities	162,313,981	165,974	(481,537)	161,998,418
Corporate securities	34,329,733	25,000	(142,733)	34,212,000
Mortgage-backed securities and collateralized mortgage obligations	259,161,494	1,108,459	(1,352,463)	258,917,490
Total Securities Available for Sale	509,052,659	1,943,530	(2,288,034)	508,708,155
Total Securities	$539,043,043	$1,943,530	$(2,329,418)	$538,657,155

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Securities Held to Maturity:
Due after ten years	$15,992,882	$15,944,500
Securities Available for Sale:
Due in one year or less	33,723,946	33,429,932
Due after one year through five years	207,268,050	205,371,397
Due after five years through ten years	27,978,087	27,712,489
Due after ten years	60,616,070	60,128,673
Subtotal	329,586,153	326,642,491
Mortgage-backed securities and collateralized mortgage obligations	199,537,218	195,603,124
Total Securities Available for Sale	529,123,371	522,245,615
Total Securities	$545,116,253	$538,190,115

In 2005, 2004 and 2003, gross gains of $1,112,134, $3,021,312 and $6,620,272 and gross losses of $244,926, $871,724 and $778,300, respectively, were realized on the sale of securities available for sale.

At December 31, 2005, the Company owned securities held to maturity and securities available for sale for one issuer in excess of 10% of stockholders’ equity. The issuer was TPREF Funding LTD and the securities had an amortized cost of $10,050,202 and an estimated fair value of $9,850,000.

Securities held to maturity and securities available for sale with an amortized cost of $508,116,789 and $468,170,086 and an estimated fair value of $501,525,645 and $467,596,442 at December 31, 2005 and 2004, respectively, were pledged for public deposits, securities sold under agreements to repurchase and other short-term borrowings.

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2005, there were no other-than-temporary impairments of the Company’s investment securities.

Information pertaining to securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2005
Securities held to maturity:
Government Agency securities	$(49,973)	$14,947,500	$-	$-	$(49,973)	$14,947,500

Securities available for sale:
Obligations of states and political subdivisions	(80,749)	13,360,765	(28,247)	3,026,730	(108,996)	16,387,495
Government Agency securities	(1,283,825)	186,387,521	(1,319,450)	94,559,752	(2,603,275)	280,947,273
Corporate securities	(9,982)	7,042,140	(247,453)	12,007,400	(257,435)	19,049,540
Mortgage-backed securities and collateralized mortgage obligations	(1,271,888)	91,561,270	(2,744,136)	95,865,250	(4,016,024)	187,426,520
Total securities available for sale	(2,646,444)	298,351,696	(4,339,286)	205,459,132	(6,985,730)	503,810,828
Total securities	$(2,696,417)	$313,299,196	$(4,339,286)	$205,459,132	$(7,035,703)	$518,758,328

December 31, 2004
Securities held to maturity:
Government Agency securities	$(41,384)	$29,949,000	$-	$-	$(41,384)	$29,949,000

Securities available for sale:
Obligations of states and political subdivisions	(311,301)	32,599,067	-	-	(311,301)	32,599,067
Government Agency securities	(481,537)	131,183,043	-	-	(481,537)	131,183,043
Corporate securities	(142,733)	19,287,000	-	-	(142,733)	19,287,000
Mortgage-backed securities and collateralized mortgage obligations	(1,116,585)	128,728,492	(235,878)	12,555,592	(1,352,463)	141,284,084
Total securities available for sale	(2,052,156)	311,797,602	(235,878)	12,555,592	(2,288,034)	324,353,194
Total securities	$(2,093,540)	$341,746,602	$(235,878)	$12,555,592	$(2,329,418)	$354,302,194

The securities that have been in a continuous loss position for 12 months or longer at December 31, 2005 may be categorized as either: (1) adjustable rate mortgage-backed securities totaling $24,036,896, (2) adjustable rate U.S. Government Agency securities totaling $38,898,763, (3) fixed rate mortgage-backed securities totaling $71,828,354, (4) fixed rate U.S. Government Agency securities totaling $55,660,989, (5) fixed rate corporate debt securities totaling $12,007,400 or (6) fixed rate municipal securities totaling $3,026,730.

The market value, and therefore the loss position, for each type of security respond differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary. The adjustable rate securities have coupons that reset at some pre-determined point to the then current market rates. When the coupon is reset to current market rates, the security’s market value also resets, reflecting a current market value and therefore, in all likelihood, removing any loss conditions.

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

The securities that have been in a continuous loss position for 12 months or longer at December 31, 2005 were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable rate securities to reset their coupons at higher levels and therefore their market values will increase to reflect the higher coupons. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security’s ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. However, those classified as “available for sale” could be sold, regardless of their market value, should business conditions warrant such sale.

3.  Loans - Net

At December 31, 2005 and 2004, net loans consisted of the following:

	2005	2004
Commercial and industrial	$297,886,701	$277,171,483
Real estate - mortgage	446,003,667	374,307,089
Real estate - construction	79,200,268	73,648,204
Lease receivables	49,151,369	34,844,406
Loans to individuals	9,400,585	8,723,662
Tax exempt and other	10,378,956	9,496,384
Loans - net of unearned income	892,021,546	778,191,228
Less:
Allowance for probable loan losses	15,716,960	12,020,443
Loans - net	$876,304,586	$766,170,785

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York. It is the Bank’s policy to spread risk among a broad range of industries and to monitor concentration and associated levels of risk on an ongoing basis. As of December 31, 2005 and 2004, the concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $164,642,000 and $129,906,000, respectively, to real estate operators, lessors and developers and $120,477,000 and $112,072,000, respectively, to building construction contractors. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. Credit losses arising from lending transactions in these industries compare favorably with the Bank’s credit loss experience on its portfolio as a whole. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $2,922,810 and $2,500,139 at December 31, 2005 and 2004, respectively. New loans totaling $1,224,721 and $905,239 were extended and payments of $802,050 and $439,858 were received during 2005 and 2004, respectively, on these loans.

Activity in the allowance for probable loan losses for the three years ended December 31, 2005 is as follows:

	2005	2004	2003
Balance, January 1	$12,020,443	$10,732,078	$10,045,516
Provision charged to income	3,650,000	4,506,000	3,935,004
Charge-offs, net of recoveries of $844,750 , $187,323 and $303,824	46,517	(3,217,635)	(3,248,442)
Balance, December 31	$15,716,960	$12,020,443	$10,732,078

As of December 31, 2005, 2004 and 2003, the recorded investment in loans that are considered to be impaired is summarized below.

	2005	2004	2003
Amount measured using the present value of expected future cash flows, discounted at each loan's effective interest rate	$-	$-	$433,088
Impaired collateral-dependent loans	1,471,128	3,275,403	7,747,117
Total amount evaluated as impaired	$1,471,128	$3,275,403	$8,180,205
Average impaired loan balance	$2,012,540	$4,579,424	$7,814,272
Interest income recognized on impaired loans	$115,623	$71,665	$67,395

As a result of the Bank’s measurement of impaired loans, an allowance for probable loan losses of approximately $734,000 and $1,492,000 was established for $1,471,128 and $3,275,403 of the total impaired loans at December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, loans with unpaid principal balances on which the Bank is no longer accruing interest income were $3,068,808 and $5,273,807, respectively. Interest income was approximately $5,000 greater in 2005 than it would have been had these loans been current. Interest income would have been approximately $137,000 and $372,000 greater in 2004 and 2003 respectively, had these loans been current. Interest income on total nonaccrual loans, which is recorded only when received, amounted to approximately $122,000, $31,000 and $24,000 for 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, there were no restructured loans still accruing interest. At December 31, 2005 and 2004, loans 90 days or more past due and still accruing interest totaled $281,107 and $88,680, respectively.

At December 31, 2005 and 2004, commercial real estate mortgages of $155,588,328 and $151,439,130, respectively, were pledged at the Federal Home Loan Bank of New York (“FHLB”).

4.  Bank Premises and Equipment - Net

At December 31, 2005 and 2004, Bank premises and equipment consisted of the following:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value
December 31, 2005:
Building	$2,592,950	$1,241,131	$1,351,819
Leasehold improvements	4,176,434	1,866,511	2,309,923
Furniture and fixtures	5,164,429	3,544,110	1,620,319
Computer equipment and software	5,270,633	4,381,689	888,944
Total	$17,204,446	$11,033,441	$6,171,005

December 31, 2004:
Building	$2,537,344	$1,161,351	$1,375,993
Leasehold improvements	3,966,258	1,548,744	2,417,514
Furniture and fixtures	4,924,979	3,199,993	1,724,986
Computer equipment and software	5,167,025	4,194,153	972,872
Total	$16,595,606	$10,104,241	$6,491,365

Depreciation expense totaled $1,429,278, $1,519,631 and $1,615,482 for the years ended December 31, 2005, 2004 and 2003, respectively.

5.  Other Assets

At December 31, 2005 and 2004, other assets consisted of the following:

	2005	2004
Interest receivable - investments	$4,813,303	$4,048,235
Interest receivable - loans	4,283,013	2,823,627
Net deferred income taxes	37,457,832	4,089,815
Current income tax receivable	1,832,138	-
Prepaid expenses	1,256,963	1,115,118
Excess market value of leases acquired (net of accumulated amortization of $475,791 and $439,654)	146,675	182,812
Goodwill (excess of cost over fair value of assets acquired, net of accumulated amortization of $110,000)	2,390,924	2,390,924
Cash surrender value of life insurance policies	1,683,787	1,621,424
Customer sweep accounts, net balances	807,305	1,103,000
Other real estate owned	-	2,650,000
Other	4,217,689	2,099,824
Total	$58,889,629	$22,124,779

6.  Deposits

At December 31, 2005 and 2004, certificates of deposit of $100 thousand or more were $249,959,842 and $254,186,015, respectively. Scheduled maturities of all certificates of deposit for the next five years are as follows: $334,966,420 in 2006; $31,536,832 in 2007; $1,948,136 in 2008; $1,615,893 in 2009; and $9,081,163 in 2010.

7.  Lines Of Credit and Borrowed Funds

At December 31, 2005 and 2004, correspondent banks extended unsecured lines of credit aggregating $67,000,000 and $47,000,000, respectively, as well as $10,000,000 in secured lines at both December 31, 2005 and 2004, to the Bank for the purchase of Federal funds and for foreign exchange transactions. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to seven days from the transaction date.

In addition to the above, the Bank may use a secured line of credit with the FHLB for overnight funding or on a term basis to match fund asset purchases. Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $224,000,000 of collateral, including approximately $156,000,000 in commercial real estate mortgages, it currently has pledged at FHLB, approximately $124,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

As a result of the acquisition of its leasing subsidiary, SWLC, in February of 2001, another component of the Bank’s borrowed funds is obligations under equipment lease financing that are secured by the underlying collateral.

The following summarizes borrowed funds at December 31, 2005 and 2004:

	Outstanding at December 31,		Average Amount Outstanding		Weighted-Average Interest Rate on Average Amount Outstanding
	2005	2004	2005	2004	2005	2004
Federal funds purchased	-	-	$6,341,000	$7,021,000	3.28%	1.41%
Securities sold under agreements to repurchase	-	-	$16,092,000	$41,652,000	3.18%	1.44%
FHLB - overnight and term	$18,500,000	$32,000,000	$47,397,000	$77,390,000	3.17%	1.41%
Obligations under equipment lease financing	$114,296	$266,489	$229,000	$563,000	12.37%	11.60%

Of the total borrowed funds outstanding at December 31, 2005, required payments of $18,557,006 and $57,290 will be made in 2006 and 2007, respectively.

8.  Junior Subordinated Debentures

On December 19, 2003, State Bancorp Capital Trust II (“Trust II”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities. The coupon rate is three-month LIBOR plus 285 basis points and is reset quarterly. Trust II’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the capital securities of Trust II were utilized by Trust II to invest in $10,000,000 of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 285 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust II. The Company has the right to optionally redeem the debentures prior to the maturity date of January 23, 2034, on or after January 23, 2009, at par. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to January 23, 2009.

On October 29, 2002, State Bancorp Capital Trust I (“Trust I”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities. The coupon rate is three-month LIBOR plus 345 basis points and is reset quarterly. Trust I’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company.

The proceeds from the sale of the capital securities of Trust I were utilized by Trust I to invest in $10,000,000 of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 345 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust I. The Company has the right to optionally redeem the debentures prior to the maturity date of November 7, 2032, on or after November 7, 2007, at par. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to November 7, 2007.

Trust I and II are unconsolidated wholly owned subsidiaries of the Company, have no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company. Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures.

During 2005, the weighted-average rate on all of the Company’s junior subordinated debentures was 6.49%.

9.  Income Taxes

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003
Federal:
Current	$6,083,611	$5,845,209	$3,950,960
Deferred	(26,407,049)	(884,000)	517,438
Subtotal	(20,323,438)	4,961,209	4,468,398
State:
Current	(2,491,006)	381,334	816,650
Deferred	(4,598,551)	19,696	(33,484)
Subtotal	(7,089,557)	401,030	783,166
Total	$(27,412,995)	$5,362,239	$5,251,564

Total income tax expense was different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:

	2005			2004		2003
	Amount	% of Pretax Income		Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax expense at statutory rate	$(22,386,436)	(35.0	) %	$6,558,387	35.0%	$6,043,358	35.0%
Surtax exemption	639,612	1.0		(47,783)	(0.3)	(172,667)	(1.0)
(Reduction) increase in taxes resulting from:
Tax-exempt interest on investments, net of interest expense disallowed	(507,109)	(0.8)		(929,975)	(5.0)	(1,122,087)	(6.5)
Bank owned life insurance	(340,257)	(0.5)		(305,471)	(1.6)	-	-
State income tax - net of Federal tax benefit	(4,679,108)	(7.3)		261,692	1.4	516,890	3.0
Other	(139,697)	(0.2)		(174,611)	(0.9)	(13,930)	(0.1)
Income tax expense	$(27,412,995)	(42.8	) %	$5,362,239	28.6%	$5,251,564	30.4%

At December 31, 2005 and 2004, the deferred tax assets and liabilities are composed of the following:

December 31,	2005	2004
Deferred tax assets:
Litigation judgment	$30,382,623	$-
Allowance for probable loan losses	6,068,820	4,836,576
Intangible assets	105,245	198,782
Unrealized holding loss on securities available for sale	2,686,335	323,915
State NOL and other	-	32,232
Subtotal	39,243,023	5,391,505
Deferred tax liabilities:
Leasing activities	(1,567,785)	(1,301,690)
Other	(217,406)	-
Subtotal	(1,785,191)	(1,301,690)
Net deferred tax assets	$37,457,832	$4,089,815

The deferred tax assets and liabilities are netted and presented in a single amount, which is included in other assets in the accompanying consolidated balance sheets. The income tax expense associated with net security gains amounted to $302,090, $725,818 and $2,111,848 in 2005, 2004 and 2003, respectively.

The Company has received preliminary findings of a New York State Department of Taxation and Finance (the "Department") field audit with respect to New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company's tax liability should be increased by $4,500,000 (including almost $1,400,000 in penalties and interest, and interest continues to accrue) for the years under examination. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,530,000, the Company’s net tax liability would be approximately $2,970,000. This increase in tax appears to be based on the Department's assertion that SB Financial and SB Portfolio which are organized and operated entirely outside of the State of New York, should be included in the Company's New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $3,900,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department's findings and intends to vigorously contest any assessment based upon these findings through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at December 31, 2005 or 2004 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

10.  Incentive Stock Option Plans

Under the terms of the Company's incentive stock option plans adopted in January 1987, April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company's common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant. Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.

On December 13, 2005, the Company’s Board of Directors approved the accelerated vesting of certain incentive stock options previously granted under the 1994 Incentive Stock Option Plan, 1999 Incentive Stock Option Plan and Stock Option Plan (2002) (together, the “Plans”). Such approval accelerated the vesting of all unvested incentive stock options granted under the Plans. As a result of the acceleration, unvested options to purchase approximately 399,388 shares of the Company’s common stock became fully vested and immediately exercisable. The affected stock options had exercise prices ranging from $12.45 to $22.63 per share and a weighted average exercise price of $18.77. The affected options included 89,523 options held by the Company’s executive officers. This acceleration was effective as of December 13, 2005. Based upon the December 13, 2005 closing price of the Company’s common stock of $18.35 per share, the Company recorded a one-time pre-tax charge of $36,389 in 2005 as a result of the acceleration. The Company’s decision to accelerate the vesting of the affected incentive stock options was made primarily to eliminate or reduce the compensation expense relating to such options that the Company would otherwise be expected to record in its consolidated statements of income for future periods beginning with the Company’s 2006 fiscal year as a result of the application of SFAS No. 123(R) which would require the Company to record compensation expense with respect to certain stock options that remain unvested as of the first day of fiscal year 2006.

At December 31, 2005, options for the purchase of 1,090,529 shares were outstanding and exercisable and 397,375 shares were reserved for possible issuance. A summary of stock option activity follows after giving retroactive effect to all stock dividends and splits:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding -
January 1, 2003	854,885	$10.08
Granted	165,139	$13.61
Exercised	(68,832)	$6.34
Cancelled or forfeited	(2,020)	$10.49
Outstanding -
December 31, 2003	949,172	$10.97
Granted	162,658	$19.16
Exercised	(95,019)	$7.57
Cancelled or forfeited	(8,260)	$13.45
Outstanding -
December 31, 2004	1,008,551	$12.59
Granted	165,119	$22.63
Exercised	(68,055)	$9.63
Cancelled or forfeited	(15,086)	$17.04
Outstanding -
December 31, 2005	1,090,529	$14.23

The following summarizes shares subject to purchase from options outstanding and exercisable as of December 31, 2005:

Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
$8.25 - $10.37	382,562	2.5 years	$9.86	382,562	$9.86
$12.45 - $13.61	389,905	5.5 years	$13.04	389,905	$13.04
$19.16 - $22.63	318,062	8.6 years	$20.92	318,062	$20.92
	1,090,529	5.4 years	$14.23	1,090,529	$14.23

The following presents information on options exercisable at December 31, 2005, 2004 and 2003 after giving retroactive effect to all stock dividends and splits:

At December 31,	2005	2004	2003
Number of shares exercisable	1,090,529	580,316	503,721
Weighted-average exercise price	$14.23	$10.79	$10.00

11.  Employee Benefit Plans

The Bank has an Employee Stock Ownership Plan (the "ESOP") which is a defined contribution plan covering substantially all full-time employees. Bank contributions to the ESOP represent a minimum of 3% of an employee's annual gross compensation. Employees become 20% vested after two years of employment, with an additional 20% vesting each year. Full vesting takes place upon the completion of six years of employment. Employee contributions are not permitted. At December 31, 2005, the ESOP had all of its assets invested in the Company's common stock. The Bank funds all amounts when due. At December 31, 2005 and 2004, the number of shares of stock held by the ESOP, all of which have been allocated to employees, totaled 1,157,991 and 1,148,847, respectively. None of the allocated shares are subject to a repurchase obligation.

In conjunction with the Rights Offering in July 1996, the ESOP borrowed $1,200,000 from the Company to purchase 210,396 (adjusted for stock dividends and splits) of the Company’s shares. As such, the Company recorded a deduction from stockholders’ equity to reflect the unearned compensation for the shares. As the unearned shares were released from collateral and allocated among participants, the Company recognized compensation expense equal to the current market price of the shares released. As of December 31, 2003, all shares had been released from collateral and allocated among participants. Compensation expense of $108,227 was applicable to the 5,845 shares allocated in 2003. Contributions under the ESOP charged to operations amounted to $1,587,241, $1,382,645 and $1,229,019 in 2005, 2004 and 2003, respectively.

The Bank has a 401(k) Retirement Plan and Trust (the "401(k) Plan"), which covers substantially all full-time employees. Employees may elect to contribute up to 16% of their annual gross compensation to the 401(k) Plan, and the Bank will match one-half of the employee's contribution up to a maximum of 3% of the employee's annual gross compensation. Employees are fully vested in both their own and the Bank’s contributions. Bank contributions under the 401(k) Plan amounted to $477,251, $437,757 and $408,118 in 2005, 2004 and 2003, respectively. The Bank funds all amounts when due. At December 31, 2005, contributions to the 401(k) Plan were invested in various bond, equity, money market or diversified funds as directed by each employee.

During 1995, the Bank adopted nonqualified deferred compensation plans (the “Plans”) for each officer for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. Bank contributions under the Plans totaled $112,471, $90,366 and $71,221 in 2005, 2004 and 2003, respectively.

12.  Commitments and Contingent Liabilities

Leases - The Bank is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are:

2006	$2,837,271
2007	2,752,367
2008	2,779,205
2009	2,537,676
2010	2,211,888
Remainder to 2016	2,783,055
Total	$15,901,462

Rent expense was approximately $2,907,000, $2,394,000 and $2,281,000 for 2005, 2004 and 2003, respectively.

Directors' Incentive Retirement Plan - The Company has a Directors' Incentive Retirement Plan for former directors of the Company who elect to retire after having completed certain minimum service requirements. Under the retirement plan, directors who elect to retire are entitled to receive, for a period of five years after such retirement, certain compensation, as defined in the retirement plan, as long as such director continues to consult with the Company in an advisory capacity (or, if the director were to die prior to the completion of the consulting period, the beneficiary or estate designated by the director is entitled to receive such remaining compensation).

In 1992, the Company adopted a new retirement plan, whereby five individuals (four directors and the secretary to the Board of Directors), who had been eligible to receive benefits under the old retirement plan, agreed to cancel and surrender their rights in the old retirement plan in exchange for the terms of the new retirement plan. The new retirement plan provides for the payment of certain compensation annually to these five individuals through March 1, 2007. These individuals must be available to consult with the Company in an advisory capacity during this period (or, if the director or secretary were to die prior to the completion of the consulting period, the beneficiary or estate designated by the director or secretary is entitled to receive such remaining compensation).

Directors’ Stock Plan - The Company approved a Directors’ Stock Plan in 1998 for each outside director and the secretary to the Board of Directors. Pursuant to the plan, on January 1, 1999 and 2000, each participant received an award of share credits for 100 shares of the Company’s common stock. On January 1, 2001, 2002 and 2003, each participant received an award of 200 share credits. On January 1, 2004, each participant received an award of share credits calculated as follows: (i) for January 1, 2003 through June 30, 2003, an award of 100 share credits, and (ii) for July 1, 2003 through December 31, 2003, an award of share credits equal in amount to $7,000 divided by the market value of one share of stock as of December 31, 2003. Effective as of January 1 of each calendar year starting January 1, 2005, each participant will be granted an award of share credits in respect to the preceding year in an amount equal to $14,000 divided by the market value of one share of stock as of the last reported sale price during the last calendar year. All awards are pro-rated where a participant did not serve for all of the preceding year. After termination of service as a director or secretary, all awards are paid in shares of stock to the participant, or, in the case of death, to his or her designated beneficiary or estate. There are remaining 158,494 shares reserved for possible issuance. During 2004, 1,252 shares were distributed to retired directors. No shares were distributed during 2005.

During 2005, 2004 and 2003, the Bank charged approximately $99,000, $243,000 and $202,000, respectively, to operations relating to the retirement and stock plans.

Severance Commitments - The Company has five Executive Severance Plans (the "Plans") for certain key executives who are full-time employees with the title of Senior Vice President and above and who are designated as Plan participants by the Board of Directors. The Plans provide for certain rights accruing to participants in the event of a termination of the participant's employment within one year after a change in control of the Company. These rights include a cash payment and the continuation of certain employee benefits. In addition, all stock options held by a participant will become immediately exercisable. In the event that the participant enters into an employment contract, as defined in the Plans, all rights to the severance payment and other benefits set forth above will terminate. No amounts have been paid or accrued under the Plans.

Pending Claims and Contingent Liabilities - The largest component of the Company’s legal expenses relates to ongoing litigation arising out of the Bank’s deposit relationship with Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) and its affiliates, as previously disclosed in the Company’s Form 10-Q,10-K, and 8-K filings with the Securities and Exchange Commission. These expenses totaled $82.8 million, $2.3 million and $3.8 million in 2005, 2004 and 2003, respectively. The sharp increase in expenses in 2005 was principally the result of an adverse jury verdict rendered on January 30, 2006, in one of the IMN-related cases, as described further below. The Company expects to incur additional costs related to this litigation during 2006; however, these costs are not specifically quantifiable at this point in time.

Island Mortgage established and maintained dozens of deposit accounts at the Bank commencing in mid-February 1999 and continuing through early July 2000. Island Mortgage was principally engaged in offering and providing mortgages to consumers. Island Mortgage apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by lenders not related to the Bank. The Bank never had a lending relationship with Island Mortgage.

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

In the course of those bankruptcy cases, it has been alleged that Island Mortgage engaged in a widespread pattern of fraud directed at lenders, title agents, closing companies and others with whom Island Mortgage regularly dealt. A number of Island Mortgage’s creditors have since asserted that the Bank participated in Island Mortgage’s alleged fraudulent scheme. Currently, there are two Island Mortgage-related litigations pending in which claims have been asserted against the Bank (and, in one case, the Company.) Those litigations are:

  --  Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date.

  --  HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage’s alleged scheme to defraud plaintiffs and unjustly enrich defendants. Plaintiffs claim the following with respect to the Bank: 1) the Bank aided and abetted the allegedly fraudulent scheme perpetrated by Island Mortgage; 2) the Bank aided and abetted in a breach of the fiduciary duties an Island Mortgage affiliate allegedly owed to plaintiffs; and, 3) the Bank was negligent in failing to recognize and act on signs that Island Mortgage was allegedly misappropriating the funds plaintiffs advanced to Island Mortgage. Plaintiffs claim they are entitled to not less than $52 million, plus interest and punitive damages.

On January 31, 2005, the bankruptcy court ruled on the Bank’s motion for summary judgment. The plaintiffs’ claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. On October 17, 2005, the Bank announced a settlement with Household and an agreement in principle with Matrix with respect to each of their separate claims. The Matrix agreement is now fully executed.

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to plaintiff RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion to the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

The Bank believes it has a number of meritorious arguments for its post-verdict motion and a possible appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of the IMN lawsuits cannot be predicted with certainty. It also remains possible that other parties may pursue additional claims against the Bank related to the Bank’s dealings with IMN and its affiliates. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank’s results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

Other - The Bank is required to maintain balances with the Federal Reserve Bank of New York to satisfy reserve requirements. These balances averaged approximately $2,486,000 and $4,237,000 in 2005 and 2004, respectively.

13.  State Bancorp, Inc. (Parent Company Only)

Certain condensed financial information follows (dollars in thousands):

December 31,	2005	2004
BALANCE SHEET
Assets:
Cash	$483	$411
Dividends receivable and other assets	2,384	2,150
Investment in the Bank	75,926	120,437
Investment in the Trusts	628	626
Total Assets	$79,421	$123,624
Liabilities:
Junior subordinated debentures	$20,620	$20,620
Dividends payable and other liabilities	2,379	1,954
Total Liabilities	22,999	22,574
Stockholders' Equity:
Preferred stock	-	-
Common stock	60,097	49,974
Surplus	56,424	63,014
Retained earnings (deficit)	(38,602)	4,009
Treasury stock	(16,646)	(15,468)
Accumulated other comprehensive loss, net of taxes	(4,851)	(479)
Total Stockholders' Equity	56,422	101,050
Total Liabilities and Stockholders' Equity	$79,421	$123,624

For the years ended December 31,	2005	2004	2003
INCOME STATEMENT
Dividends from the Bank, net of expenses	$8,557	$7,209	$6,642
Interest expense on junior subordinated debentures	1,474	1,088	583
Equity in the undistributed (loss) earnings of the Bank and the Trusts	(43,631)	7,255	5,956
Net (Loss) Income	$(36,548)	$13,376	$12,015

CASH FLOWS
Operating Activities:
Net (loss) income	$(36,548)	$13,376	$12,015
Increase in other assets	(234)	(90)	(258)
Increase in other liabilities	425	310	103
Equity in the undistributed loss (earnings) of the Bank and the Trusts	43,631	(7,255)	(5,956)
Net cash provided by operating activities	7,274	6,341	5,904
Financing Activities:
Cash dividends paid	(5,766)	(5,050)	(4,565)
Junior subordinated debentures	-	-	10,310
Proceeds from issuance of common stock	3,497	3,211	3,266
Capital contribution to the Bank	(3,794)	(3,346)	(13,002)
Capital contribution from (to) the Trusts	39	26	(295)
Payment to repurchase common stock	(1,178)	(1,987)	(1,037)
Net cash used in financing activities	(7,202)	(7,146)	(5,323)
Net Changes in Cash	$72	($805)	$581

14.  Financial Instruments with Off-Balance Sheet Risk

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2005 and 2004, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $283,947,000 and $251,502,000, respectively. Approximately $256,018,000 and $209,148,000 of these commitments were at variable rates and $27,929,000 and $42,354,000 were at fixed rates at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the fixed rate commitments had interest rates ranging from approximately 4.25% to 7.75% and 1.85% to 7.25%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2005 and 2004, the Bank had letters of credit outstanding of approximately $14,644,000 and $13,398,000, respectively. At December 31, 2005, the uncollateralized portion was approximately $2,698,000.

The Bank’s use of derivative financial instruments, i.e. interest rate swaps, exposes it to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. During 2005, the Bank executed customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  At December 31, 2005, the total gross notional amount of swap transactions outstanding was $9,550,000.

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

15.  Disclosures about Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of financial instruments and market information. Where available, quoted market prices are used. However, markets do not exist for a portion of the Company's financial instruments and, as a result, fair value estimates require judgments regarding future cash flows. These judgments are subjective in nature, involve uncertainties and therefore may change significantly at future measurement dates. The fair value information that follows is intended to supplement, but not replace, the basic consolidated financial statements and other traditional financial data presented throughout this report. The calculation of estimated fair values is based on market conditions at December 31, 2005 and 2004 and is not reflective of current or future fair values. Furthermore, the value of long-term relationships with depositors is not reflected. The value of those relationships is significant.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments - For cash and short-term investments (due from banks, Federal funds sold, securities purchased under agreements to resell, accrued interest receivable and certain other short-term assets), the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity and Securities Available for Sale - For securities held to maturity and securities available for sale, the estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities.

Loans - The fair value of loans is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings accounts and time deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the interest rate swap rates of similar term points.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using the interest rate swap rates of similar term and repricing points and spreads of equivalent new issues.

Other Short-Term Liabilities - Other short-term liabilities (Federal funds purchased, securities sold under agreements to repurchase, accrued interest payable and certain other short-term liabilities) are considered to have fair values equal to their carrying amounts due to their short-term nature. These instruments are included in other short-term liabilities in the accompanying table.

Commitments to Extend Credit, Standby Letters of Credit and Commercial Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit and commercial letters of credit is based on fees currently charged for similar agreements, which are not material to the financial statements.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

At December 31,	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and short-term investments	$99,505	$99,505	$81,922	$81,922
Securities held to maturity and securities available for sale	538,238	538,190	538,699	538,657
Loans - net of the allowance for probable loan losses	876,305	866,542	766,171	766,454
Total	$1,514,048	$1,504,237	$1,386,792	$1,387,033
Financial liabilities:
Deposits	$1,411,574	$1,410,601	$1,269,634	$1,268,852
Junior subordinated debentures	20,620	21,133	20,620	21,157
Other short-term liabilities	19,687	19,687	32,905	32,905
Total	$1,451,881	$1,451,421	$1,323,159	$1,322,914

16.  Regulatory Matters

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies. Under these restrictions, at December 31, 2005, no dividends could be declared by the Bank without prior approval of those regulatory agencies.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject. There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy, since the adverse jury verdict in the Island Mortgage litigation previously discussed has been accrued as of December 31, 2005. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$78,735	5.04%	$62,488	4.00%	N/A	N/A
The Bank	$78,239	5.01%	$62,466	4.00%	$78,083	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$78,735	7.00%	$44,991	4.00%	N/A	N/A
The Bank	$78,239	6.96%	$44,965	4.00%	$67,447	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$92,806	8.26%	$89,885	8.00%	N/A	N/A
The Bank	$92,301	8.22%	$89,831	8.00%	$112,288	10.00%
As of December 31, 2004:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$118,955	7.82%	$60,847	4.00%	N/A	N/A
The Bank	$118,342	7.79%	$60,766	4.00%	$75,958	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$118,955	12.46%	$38,188	4.00%	N/A	N/A
The Bank	$118,342	12.41%	$38,144	4.00%	$57,216	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$130,894	13.71%	$76,379	8.00%	N/A	N/A
The Bank	$130,263	13.66%	$76,289	8.00%	$95,361	10.00%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 12, 2005, the Audit Committee of the Company’s Board of Directors (“the Audit Committee”) dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm. This dismissal followed the Audit Committee’s receipt of proposals from other independent auditors to audit the Company’s consolidated financial statements for the fiscal year ended December 31, 2005. The reports of Deloitte on the financial statements of the Company for each of the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years and through August 12, 2005 there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte would have caused them to make reference thereto in their reports on the financial statements of the Company for such years.

On August 12, 2005, the Audit Committee engaged Crowe Chizek and Company LLC as the Company’s independent auditors with respect to the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2005.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2005.

The Company’s independent registered public accounting firm has audited and issued their report on management’s assessment of the Company’s internal control over financial reporting, which appears below.

Thomas F. Goldrick, Jr.
Chairman and Chief Executive Officer
State Bancorp, Inc.

Brian K. Finneran
Secretary/Treasurer
(Principal Financial Officer)
State Bancorp, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that State Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). State Bancorp, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that State Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, State Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of State Bancorp, Inc. as of December 31, 2005 and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Livingston, New Jersey
March 3, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference is the Company's 2006 Proxy. The identification of the directors of the Company may be found under “Election of Directors.” The identification of the executive officers of the Company may be found under "Principal Officers." There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee financial expert may be found under “Corporate Governance.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, and they are posted on the Company's website at www.statebankofli.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 2006 Proxy. Executive compensation may be found under “Management Remuneration.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company's 2006 Proxy. Security ownership of certain beneficial owners and management may be found under “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans may be found below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,090,529	14.23	397,375
Equity compensation plans not approved by security holders (1)	14,378	N/A	158,494
Total	1,104,907	14.23	555,869

(1)  The amounts in column (a) and (c) represent deferred share credits and remaining shares reserved for possible issuance, respectively, under the Directors’ Stock Plan (the “Plan”). The Plan provides that in the event of any merger, reorganization, consolidation, recapitalization, stock split, stock dividend or other change in corporate structure affecting the Company’s stock, the aggregate number of share credits which may be awarded under the Plan and the number of share credits subject to the awards already granted shall be increased or decreased proportionately, as the case may be. For a further discussion of the Plan, see the Notes to the Company’s Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference is the Company's 2006 Proxy. Certain relationships and related transactions may be found under “Certain Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the Company's 2006 Proxy. Audit fees, audited related fees, tax fees and all other fees may be found under “Independent Registered Public Accounting Firm.” Pre-approval policies and procedures may be found under “Corporate Governance.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements may be found in Part II, Item 8 of this 10-K. As to any schedules omitted, they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Reports on Form 8-K:
•	On October 11, 2005, the Company gave notice that its common stock commenced trading on the NASDAQ National Market under the symbol “STBC” as of October 5, 2005.

•
On October 17, 2005, the Company announced the settlement of two claims related to Island Mortgage Network, Inc. and certain related entities resulting in the recording of a legal expense provision in its third quarter consolidated financial statements reducing net income by approximately $3.1 million.

•	On October 21, 2005, the Company issued the earnings release for the period ended September 30, 2005.

•
On December 19, 2005, the Company announced the amendment of the Company’s 1994 Incentive Stock Option Plan and 1999 Incentive Stock Option Plan effective as of December 13, 2005, permitting the payment of all or any part of the exercise price of any incentive stock option by delivery to the Company of common stock of the Company previously owned by the option holder, provided that such shares shall have been owned by the optionee for at least one year. In addition, the Company announced the accelerated vesting of certain incentive stock options previously granted under the 1994 Incentive Stock Option Plan, 1999 Incentive Stock Option Plan and Stock Option Plan (2002)(together, the “Plans”), accelerating the vesting of all unvested incentive stock options granted under the Plans. This acceleration is effective as of December 13, 2005.

Exhibits:
Upon payment of the Company’s reasonable expenses, State Bancorp, Inc. will furnish any exhibit upon written request of the shareholder directly to the Secretary of the Company, State Bancorp, Inc., 699 Hillside Avenue, New Hyde Park, NY 11040.

No.	Item	Method of Filing
(3)	Articles of incorporation and By-Laws
	a) Articles of incorporation	Incorporated by reference from exhibit B to the Company's Registration Statement on Form S-4, file No. 33-2958, Filed February 3, 1986.
	b) By-Laws, as amended	Incorporated by reference from Exhibit 3b to the Company's June 30, 2003 Form 10-Q.
(4)	Instruments defining the rights of security holders	Pages 22-28 of the above referenced Registration Statement.
(10)	Material contracts
	a) Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company's December 31, 2004 Form 10-K.
	a) (i) Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company's December 31, 2004 Form 10-K.
	a) (ii) Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company's December 31, 2004 Form 10-K.
	a) (iii) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iii) to the Company's December 31, 2004 Form 10-K.
	a) (iv) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iv) to the Company's December 31, 2004 Form 10-K.

No.	Item	Method of Filing
	b) (i) Directors' Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company's December 31, 1986 Form 10-K.
	b) (ii) Agreements of participants surrendering their rights under the directors' incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company's December 31, 1992 Form 10-K.
	b) (iii) Agreements of participants modifying agreements described in item b) (ii)	Incorporated by reference from exhibit 10b (iii) to the Company’s December 31, 1995 Form 10-K.
	c) 1987 Incentive Stock Option Plan, as amended	Incorporated by reference from exhibit 10c to the Company's December 31, 1991 Form 10-K.
	d) (i) 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10d to the Company's December 31, 1993 Form 10-K.
	d) (ii) Amendment No. 1 to 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.1 to the Company’s December 19, 2005 Form 8-K.
	e) (i) Change of control agreement no. 1	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e) (ii) Change of control agreement no. 2	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e) (iii) Change of control agreement no. 3	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e) (iv) Change of control agreement no. 4	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	e) (v) Change of control agreement no. 5	Incorporated by reference from exhibit 10e to the Company's December 31, 1997 Form 10-K.
	f) State Bank of Long Island 401(k) Retirement Plan and Trust	Incorporated by reference from exhibit 10g to the Company's December 31, 1987 Form 10-K.
	g) State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company's December 31, 1987 Form 10-K.
	h) Deferred Compensation Agreement	See Exhibit (10) a).
	i) (i) 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s December 31, 1998 Form 10-K.
	i) (ii) Amendment No. 1 to 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.2 to the Company’s December 19, 2005 Form 8-K.
	j) (i) 1998 Directors’ Stock Plan	Incorporated by reference from exhibit 10j to the Company’s December 31, 1999 Form 10-K.
	j) (ii) 1998 Directors’ Stock Plan Amendment No. 1	Incorporated by reference from exhibit 10j to the Company’s December 31, 2000 Form 10-K.
	j) (iii) 1998 Directors’ Stock Plan Amendment No. 2	Incorporated by reference from exhibit 10j (iii) to the Company’s June 30, 2003 Form 10-Q.

No.	Item	Method of Filing
	k) Stock Option Plan (2002)	Incorporated by reference from exhibit 10k to the Company’s December 31, 2002 Form 10-K.
	l) Incentive Award Plan	Incorporated by reference from exhibit 10 l) to the Company’s February 18, 2005 Form 8-K.
(14)	a) Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s December 31, 2003 Form 10-K.
	b) Code of Business Conduct and Ethics, as amended	Filed herein.
(16.1)	Letter re change in certifying accountant	Incorporated by reference from exhibit 16.1 to the Company’s August 18, 2005 Form 8-K.
(23)	Consent of Independent Registered Public Accounting Firm	Filed herein.
(24)	Power of Attorney	Filed herein.
(31.1)	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
(31.2)	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.
(99.1)	Disclosure re Fee Dispute with Deloitte & Touche, LLP	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:	/s/ Thomas F. Goldrick, Jr., Chairman
Thomas F. Goldrick, Jr., Chairman
Date:	March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Goldrick, Jr.	Chairman of the Board	3/16/06
Thomas F. Goldrick, Jr.	(Chief Executive Officer)

/s/ Daniel T. Rowe	President	3/16/06
Daniel T. Rowe

/s/ Richard W. Merzbacher	Vice Chairman	3/16/06
Richard W. Merzbacher

/s/ Brian K. Finneran	Secretary/Treasurer	3/16/06
Brian K. Finneran	(Principal Financial Officer)

Thomas E. Christman*	Director
Arthur Dulik, Jr.*	Director
K. Thomas Liaw*	Director
Gerard J. McKeon*	Director
Joseph F. Munson*	Director
John F. Picciano*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:	/s/ Brian K. Finneran
Brian K. Finneran
Attorney-in-fact
March 16, 2006