Form 10-Q
period 2006-03-31
STATE BANCORP INC
filed 2006-05-10
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________.

STATE BANCORP, INC.
(Exact name of registrant as specified in its charter)

NEW YORK             11-2846511
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

699 HILLSIDE AVENUE, NEW HYDE PARK, NEW YORK 11040
(Address of principal executive offices) (Zip Code)

(516) 437-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]      Accelerated filer [X]     Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No [X]

As of April 27, 2006, there were 11,127,784 shares of registrant's Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2006

		Page
	PART I
Item 1.	Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2006 and December 31, 2005	1
	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2006 and 2005	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2006 and 2005	3
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2006 and 2005	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

	PART II
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities - None	N/A
Item 4.	Submission of Matters to a Vote of Security Holders - None	N/A
Item 5.	Other Information - None	N/A
Item 6.	Exhibits	29

Signatures		31

PART I

ITEM 1.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2006 AND DECEMBER 31, 2005

	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS:
CASH AND DUE FROM BANKS	$43,455,139	$49,652,118
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL	13,000,000	39,500,000
TOTAL CASH AND CASH EQUIVALENTS	56,455,139	89,152,118
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
$16,000,000 IN 2006 AND $15,944,500 IN 2005)	15,997,050	15,992,882
SECURITIES AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE	524,214,505	522,245,615
TOTAL SECURITIES	540,211,555	538,238,497
FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	2,314,243	2,516,743
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
OF $16,182,880 IN 2006 AND $15,716,960 IN 2005)	900,748,652	876,304,586
BANK PREMISES AND EQUIPMENT - NET	6,465,958	6,171,005
BANK OWNED LIFE INSURANCE	27,112,051	26,879,935
NET DEFERRED INCOME TAXES	38,003,217	37,457,832
OTHER ASSETS	19,540,969	21,431,797
TOTAL ASSETS	$1,590,851,784	$1,598,152,513

LIABILITIES:
DEPOSITS:
DEMAND	$326,179,239	$333,073,091
SAVINGS	618,491,129	693,822,626
TIME	456,029,073	384,678,229
TOTAL DEPOSITS	1,400,699,441	1,411,573,946
FEDERAL FUNDS PURCHASED	5,000,000	-
OTHER BORROWINGS	14,095,782	18,614,296
JUNIOR SUBORDINATED DEBENTURES	20,620,000	20,620,000
PAYABLE - SECURITIES PURCHASES	5,000,000	-
ACCRUED LEGAL EXPENSES	76,022,187	77,729,137
OTHER ACCRUED EXPENSES, TAXES AND LIABILITIES	10,460,114	13,193,016
TOTAL LIABILITIES	1,531,897,524	1,541,730,395

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
250,000 SHARES; 0 SHARES ISSUED	-	-
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
20,000,000 SHARES; ISSUED 12,075,379 SHARES IN 2006
AND 12,019,426 SHARES IN 2005; OUTSTANDING 11,087,727
SHARES IN 2006 AND 11,031,774 SHARES IN 2005	60,376,895	60,097,130
SURPLUS	57,022,252	56,424,544
RETAINED DEFICIT	(35,835,362)	(38,601,709)
TREASURY STOCK (987,652 SHARES IN 2006 AND 2005)	(16,646,426)	(16,646,426)
ACCUMULATED OTHER COMPREHENSIVE LOSS
(NET OF TAXES OF ($3,286,184) IN 2006 AND ($2,686,335) IN 2005)	(5,963,099)	(4,851,421)
TOTAL STOCKHOLDERS' EQUITY	58,954,260	56,422,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,590,851,784	$1,598,152,513

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	THREE MONTHS
	2006	2005
INTEREST INCOME:
INTEREST AND FEES ON LOANS	$17,836,714	$13,654,253
FEDERAL FUNDS SOLD AND SECURITIES
PURCHASED UNDER AGREEMENTS TO RESELL	675,535	466,667
SECURITIES HELD TO MATURITY:
TAXABLE	125,668	167,639
TAX-EXEMPT	-	-
SECURITIES AVAILABLE FOR SALE:
TAXABLE	5,235,912	4,562,474
TAX-EXEMPT	153,033	555,260
DIVIDENDS	19,125	19,125
DIVIDENDS ON FEDERAL HOME LOAN BANK
AND OTHER RESTRICTED STOCK	36,581	31,113
TOTAL INTEREST INCOME	24,082,568	19,456,531

INTEREST EXPENSE:
DEPOSITS	8,264,840	3,883,074
TEMPORARY BORROWINGS	382,585	513,403
JUNIOR SUBORDINATED DEBENTURES	415,220	316,034
TOTAL INTEREST EXPENSE	9,062,645	4,712,511

NET INTEREST INCOME	15,019,923	14,744,020
PROVISION FOR PROBABLE LOAN LOSSES	591,666	1,227,000
NET INTEREST INCOME AFTER PROVISION
FOR PROBABLE LOAN LOSSES	14,428,257	13,517,020

NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS	626,420	496,934
NET SECURITY (LOSSES) GAINS	(34,995)	102,554
INCOME FROM BANK OWNED LIFE INSURANCE	232,115	256,315
OTHER OPERATING INCOME	652,527	359,193
TOTAL NONINTEREST INCOME	1,476,067	1,214,996
INCOME BEFORE OPERATING EXPENSES	15,904,324	14,732,016

OPERATING EXPENSES:
SALARIES AND OTHER EMPLOYEE BENEFITS	6,149,331	6,496,085
OCCUPANCY	1,241,326	1,262,572
EQUIPMENT	307,387	327,535
LEGAL	2,189,149	924,572
MARKETING AND ADVERTISING	337,265	273,572
CREDIT AND COLLECTION	150,219	164,760
AUDIT AND ASSESSMENT	276,464	387,784
OTHER OPERATING EXPENSES	1,222,871	1,371,804
TOTAL OPERATING EXPENSES	11,874,012	11,208,684

INCOME BEFORE INCOME TAXES	4,030,312	3,523,332
PROVISION FOR INCOME TAXES	1,263,965	874,168
NET INCOME	$2,766,347	$2,649,164

BASIC EARNINGS PER COMMON SHARE	$0.25	$0.24
DILUTED EARNINGS PER COMMON SHARE	$0.24	$0.23
CASH DIVIDENDS PAID PER COMMON SHARE	$0.15	$0.13
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	11,082,408	10,937,336
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	11,303,449	11,352,410

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES:
NET INCOME	$2,766,347	$2,649,164
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR PROBABLE LOAN LOSSES	591,666	1,227,000
DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT	270,917	366,000
AMORTIZATION OF INTANGIBLES	9,034	9,034
AMORTIZATION OF NET PREMIUM ON SECURITIES	539,106	706,297
NET SECURITY LOSSES (GAINS)	34,995	(102,554)
INCOME FROM BANK OWNED LIFE INSURANCE	(232,115)	(256,315)
DECREASE IN OTHER ASSETS	2,026,258	659,753
DECREASE IN ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES	(2,783,602)	(2,858,441)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,222,606	2,399,938
INVESTING ACTIVITIES:
PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY	-	14,997,544
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE	53,479,177	14,972,081
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	40,672,819	51,202,820
PURCHASES OF SECURITIES HELD TO MATURITY	-	(5,000,000)
PURCHASES OF SECURITIES AVAILABLE FOR SALE	(93,500,682)	(81,638,791)
DECREASE (INCREASE) IN FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	202,500	(2,425,900)
INCREASE IN LOANS - NET	(25,035,732)	(17,510,927)
PURCHASES OF BANK PREMISES AND EQUIPMENT - NET	(565,870)	(164,819)
NET CASH USED IN INVESTING ACTIVITIES	(24,747,788)	(25,567,992)
FINANCING ACTIVITIES:
(DECREASE) INCREASE IN DEMAND AND SAVINGS DEPOSITS	(82,225,349)	15,878,717
INCREASE (DECREASE) IN TIME DEPOSITS	71,350,844	(106,848,754)
INCREASE IN FEDERAL FUNDS PURCHASED	5,000,000	6,500,000
INCREASE IN SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	-	43,307,000
(DECREASE) INCREASE IN OTHER BORROWINGS	(4,518,514)	54,953,741
CASH DIVIDENDS PAID	(1,656,251)	(1,360,298)
PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN	819,995	823,345
PROCEEDS FROM STOCK OPTIONS EXERCISED	57,478	257,324
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11,171,797)	13,511,075
NET DECREASE IN CASH AND CASH EQUIVALENTS	(32,696,979)	(9,656,979)
CASH AND CASH EQUIVALENTS - JANUARY 1	89,152,118	73,934,976
CASH AND CASH EQUIVALENTS - MARCH 31	$56,455,139	$64,277,997
SUPPLEMENTAL DATA:
INTEREST PAID	$8,849,133	$4,832,412
INCOME TAXES PAID	$507,393	$608,205
ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
AVAILABLE FOR SALE	($1,801,527)	($5,202,290)
DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END	-	$1,368,550

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

					ACCUMULATED	TOTAL	COMPRE-
			RETAINED		OTHER	STOCK-	HENSIVE
	COMMON		(DEFICIT )	TREASURY	COMPREHENSIVE	HOLDERS'	INCOME
	STOCK	SURPLUS	EARNINGS	STOCK	LOSS	EQUITY	(LOSS )
BALANCE, JANUARY 1, 2006	$60,097,130	$56,424,544	($38,601,709)	($16,646,426)	($4,851,421)	$56,422,118
COMPREHENSIVE INCOME:
NET INCOME	-	-	2,766,347	-	-	2,766,347	$2,766,347
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
ARISING DURING THE PERIOD (1)	-	-	-	-	-		(1,186,331)
RECLASSIFICATION
ADJUSTMENT FOR LOSSES
INCLUDED IN NET INCOME (2)	-	-	-	-	-		20,617
CASH FLOW HEDGES (3)	-	-	-	-	-		54,036
TOTAL OTHER
COMPREHENSIVE LOSS	-	-	-	-	(1,111,678)	(1,111,678)	(1,111,678)
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$1,654,669
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (51,572 SHARES AT
95% OF MARKET VALUE)	257,860	562,135	-	-	-	819,995
STOCK OPTIONS EXERCISED
(4,381 SHARES AT $5.00 PAR VALUE)	21,905	35,573	-	-	-	57,478
BALANCE, MARCH 31, 2006	$60,376,895	$57,022,252	($35,835,362)	($16,646,426)	($5,963,099)	$58,954,260
BALANCE, JANUARY 1, 2005	$49,974,110	$63,014,247	$4,008,970	($15,468,528)	($478,957)	$101,049,842
COMPREHENSIVE LOSS:
NET INCOME	-	-	2,649,164	-	-	2,649,164	$2,649,164
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
ARISING DURING THE PERIOD (1)	-	-	-	-	-		(3,303,470)
RECLASSIFICATION
ADJUSTMENT FOR GAINS
INCLUDED IN NET INCOME (2)	-	-	-	-	-		(67,380)
CASH FLOW HEDGES (3)	-	-	-	-	-		(446,362)
TOTAL OTHER
COMPREHENSIVE LOSS	-	-	-	-	(3,817,212)	(3,817,212)	(3,817,212)
TOTAL COMPREHENSIVE
LOSS	-	-	-	-	-		($1,168,048)
CASH DIVIDEND
($0.13 PER SHARE)	-	-	(1,368,550)	-	-	(1,368,550)
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (31,925 SHARES AT
95% OF MARKET VALUE)	159,625	663,720	-	-	-	823,345
STOCK OPTIONS EXERCISED
(27,512 SHARES AT $5.00 PAR VALUE)	137,560	119,764	-	-	-	257,324
BALANCE, MARCH 31, 2005	$50,271,295	$63,797,731	$5,289,584	($15,468,528)	($4,296,169)	$99,593,913
(1) Net of taxes of ($650,191) and ($1,796,266) in 2006 and 2005, respectively.
(2) Net of taxes of $14,378 and ($35,174) in 2006 and 2005, respectively.
(3) Net of taxes of $35,964 and ($297,079) in 2006 and 2005, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the "Bank"). The Bank's consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., Studebaker-Worthington Leasing Corp. (“SWLC”) and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC. SB Portfolio and SB Financial are Delaware-based subsidiaries formed in June 1998. SB Portfolio manages a portfolio of fixed income investments and SB Financial provides balance sheet management services with a focus on interest rate risk management. SWLC is a leasing subsidiary acquired as of February 1, 2001. State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the "Company." All intercompany accounts and transactions have been eliminated.

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, its condensed consolidated statements of income for the three months ended March 31, 2006 and 2005, its condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's December 31, 2005 Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

Accounting for Stock Options

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ended December 31, 2005, or before. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” on a modified prospective basis.  However, since no stock-based compensation was granted to employees for the three months ended March 31, 2006 and all stock-based compensation amounts granted in prior periods were fully vested on December 31, 2005, no stock-based employee compensation expense was recognized in the Company’s income statement for the three months ended March 31, 2006. The cost of any future grants of stock-based compensation will be reflected in the income statement at that time in accordance with SFAS No. 123(R).

No options were granted during the three months ended March 31, 2006. The estimated fair value of options granted during 2005 was $7.62 per share. The fair value of options granted under the Company’s incentive stock option plans during 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

2005
Dividend yield	2.4%
Expected volatility	28.3%
Risk-free interest rate	3.88%
Expected life of options	7.3 years

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

At March 31, 2006, options for the purchase of 1,079,066 shares were outstanding and exercisable and 402,568 shares were reserved for possible issuance. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005, is $20,415 and $494,365, respectively. The total intrinsic value of exercisable shares at March 31, 2006, is $1,143,239. A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding - January 1, 2006	1,090,529	$14.23
Granted	-	-
Exercised	(4,381)	$13.12
Cancelled or forfeited	(7,082)	$13.74
Outstanding - March 31, 2006	1,079,066	$14.23

The following summarizes shares subject to purchase from options outstanding and exercisable as of March 31, 2006:

Range of Exercise Prices	Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Shares Exercisable	Weighted - Average Exercise Price
$8.25 - $10.37	379,653	4.3 years	$9.86	379,653	$9.86
$12.45 - $13.61	383,193	5.6 years	$13.04	383,193	$13.04
$19.16 - $22.63	316,220	8.4 years	$20.92	316,220	$20.92
	1,079,066	6.0 years	$14.23	1,079,066	$14.23

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized in earnings as other income.  For the three months ended March 31, 2006 and 2005, income associated with these swaps was not material to the financial statements. At March 31, 2006, the total gross notional amount of swap transactions outstanding was $26,950,000. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk. The Company does not hold any derivative financial instruments for trading purposes.

At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($440,423), inclusive of accrued interest of $17,944, contained within other assets in the consolidated balance sheets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000.  This amount, net of taxes of $359,241, included in accumulated other comprehensive income (loss), is being reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the three months ended March 31, 2006 and 2005, the Company recognized interest income, net of expenses associated with unwinding the swap agreements, of ($90,000) and $71,562, respectively, under the agreements.

Accounting for Bank Owned Life Insurance

The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value or the amount that can be realized under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other income.

2. STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2006.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first quarter, the Company did not repurchase any common shares.

Stock dividends are recorded by transferring the aggregate market value of the shares issued from retained earnings to common stock and surplus. Stock splits are recorded by transferring the aggregate par value of the shares issued from surplus to common stock. All per share information, included in the consolidated financial statements and the notes thereto, has been restated to give retroactive effect to stock dividends and splits.

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

For the Three Months Ended March 31,	2006	2005
Net income	$2,766,347	$2,649,164
Average dilutive stock options outstanding	762,846	975,096
Average exercise price per share	$8.10	$10.89
Average market price	$16.13	$22.16
Weighted average common shares outstanding	11,082,408	10,937,336
Increase in shares due to exercise of options - diluted basis	221,041	415,074
Adjusted common shares outstanding - diluted	11,303,449	11,352,410
Net income per share - basic	$0.25	$0.24
Net income per share - diluted	$0.24	$0.23

Options to purchase 316,220 shares and 137,100 shares were outstanding as of March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common shares for the corresponding year-to-date period.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at March 31, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2006
Securities held to maturity:
Government Agency securities	$15,997,050	$2,950	$-	$16,000,000
Securities available for sale:
Obligations of states and political
subdivisions	18,773,909	13,545	(112,859)	18,674,595
Government Agency securities	306,167,634	27,436	(3,222,322)	302,972,748
Corporate securities	19,276,381	1,089	(295,330)	18,982,140
Mortgage-backed securities and
collateralized mortgage obligations	188,675,864	93,933	(5,184,775)	183,585,022
Total securities available for sale	532,893,788	136,003	(8,815,286)	524,214,505
Total securities	$548,890,838	$138,953	($8,815,286)	$540,214,505

December 31, 2005
Securities held to maturity:
Government Agency securities	$15,992,882	$1,591	($49,973)	$15,944,500
Securities available for sale:
Obligations of states and political
subdivisions	18,728,632	18,514	(108,996)	18,638,150
Government Agency securities	291,550,547	7,530	(2,603,275)	288,954,802
Corporate securities	19,306,974	-	(257,435)	19,049,539
Mortgage-backed securities and
collateralized mortgage obligations	199,537,218	81,930	(4,016,024)	195,603,124
Total securities available for sale	529,123,371	107,974	(6,985,730)	522,245,615
Total securities	$545,116,253	$109,565	($7,035,703)	$538,190,115

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

Information pertaining to securities with gross unrealized losses at March 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2006
Securities held to maturity:
None

Securities available for sale:
Obligations of states and political
subdivisions	($95,803)	$12,908,246	($17,056)	$3,014,430	($112,859)	$15,922,676
Government Agency securities	(1,259,842)	169,802,052	(1,962,480)	108,925,023	(3,222,322)	278,727,075
Corporate securities	(3,062)	5,025,000	(292,268)	11,940,000	(295,330)	16,965,000
Mortgage-backed securities and
collateralized mortgage obligations	(1,545,624)	69,871,970	(3,639,151)	104,638,226	(5,184,775)	174,510,196
Total securities available for sale	(2,904,331)	257,607,268	(5,910,955)	228,517,679	(8,815,286)	486,124,947
Total securities	($2,904,331)	$257,607,268	($5,910,955)	$228,517,679	($8,815,286)	$486,124,947

December 31, 2005
Securities held to maturity:
Government Agency securities	($49,973)	$14,947,500	$-	$-	($49,973)	$14,947,500

Securities available for sale:
Obligations of states and political
subdivisions	(80,749)	13,360,765	(28,247)	3,026,730	(108,996)	16,387,495
Government Agency securities	(1,283,825)	186,387,521	(1,319,450)	94,559,752	(2,603,275)	280,947,273
Corporate securities	(9,982)	7,042,140	(247,453)	12,007,400	(257,435)	19,049,540
Mortgage-backed securities and
collateralized mortgage obligations	(1,271,888)	91,561,270	(2,744,136)	95,865,250	(4,016,024)	187,426,520
Total securities available for sale	(2,646,444)	298,351,696	(4,339,286)	205,459,132	(6,985,730)	503,810,828
Total securities	($2,696,417)	$313,299,196	($4,339,286)	$205,459,132	($7,035,703)	$518,758,328

The securities that have been in a continuous loss position for 12 months or longer at March 31, 2006 are categorized as: (1) adjustable rate mortgage-backed securities totaling $3,509,771, (2) adjustable rate U.S. Government Agency securities totaling $19,660,950, (3) fixed rate mortgage-backed securities totaling $101,128,455, (4) fixed rate U.S. Government Agency securities totaling $89,264,073, (5) fixed rate corporate debt securities totaling $11,940,000 and (6) fixed rate municipal securities totaling $3,014,430.

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

The securities that have been in a continuous loss position for 12 months or longer at March 31, 2006 were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable rate securities to reset their coupons at higher levels and therefore their market values will increase to reflect the higher coupons. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security’s ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. However, those classified as “available for sale” could be sold, regardless of their market value, should business conditions warrant such sale.

5. LOANS

The recorded investment in loans that are considered to be impaired, for the quarter ended March 31, 2006 and for the year ended December 31, 2005, is summarized below.

	For the Quarter Ended March 31, 2006	For the Year Ended December 31, 2005

Amount measured using the present value of expected future cash flows, discounted at each loan’s effective interest rate	$-	$-
Impaired collateral-dependent loans	6,273,465	1,471,128
Total amount evaluated as impaired	$6,273,465	$1,471,128
Average impaired loan balance	$6,271,989	$2,012,540

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,597,000 and $734,000 was established for $3,065,982 and $1,471,128 of the total impaired loans at March 31, 2006 and December 31, 2005, respectively. No specific allowance was required for the remaining balance of impaired loans at March 31, 2006. Interest income of $131,924 was recognized on impaired loans for the three months ended March 31, 2006, while no interest income was recognized for the three months ended March 31, 2005.

Activity in the allowance for probable loan losses for the three months ended March 31, 2006 and 2005 is as follows:

	2006	2005
Balance, January 1	$15,716,960	$12,020,443
Provision charged to income	591,666	1,227,000
Charge-offs, net of recoveries of $151,053 in 2006 and $287,801 in 2005	(125,746)	(132,544)
Balance, March 31	$16,182,880	$13,114,899

6. LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies (“IMN”). Currently, there are two Island Mortgage-related litigations pending in which claims have been asserted against the Bank. Those litigations are:

-- Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. Broward brought three claims against the Bank seeking, in the aggregate, damages of approximately $280,000 plus costs and incidental and consequential damages, including attorneys' fees. On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date.

-- HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage’s alleged scheme to defraud plaintiffs.

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

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to plaintiff RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion presently pending before the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

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

7. INCOME TAX MATTERS

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Department”) with respect to its New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company’s tax liability should be increased by $4,831,837 (including $1,723,864 in penalties and interest through March 13, 2006, and interest continues to accrue) for those years. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,642,825, the Company’s net tax liability would be approximately $3,189,012. This increase in tax is based on the Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $4,019,000, after taking into consideration the estimated Federal tax benefit.

The Company disagrees with the Department’s findings and intends to vigorously contest the notice of deficiency through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at March 31, 2006 or December 31, 2005 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

8. REGULATORY CAPITAL

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies. Under these restrictions, at March 31, 2006, no dividends could be declared by the Bank without prior approval of those regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes, as of March 31, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject. There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$82,388	5.08%	$64,872	4.00%	N/A	N/A
The Bank	$81,932	5.05%	$64,897	4.00%	$81,121	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$82,388	7.26%	$45,393	4.00%	N/A	N/A
The Bank	$81,932	7.22%	$45,392	4.00%	$68,088	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$96,602	8.51%	$90,813	8.00%	N/A	N/A
The Bank	$96,143	8.47%	$90,808	8.00%	$113,510	10.00%

As of March 31, 2005:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$121,325	8.04%	$60,361	4.00%	N/A	N/A
The Bank	$121,028	8.03%	$60,288	4.00%	$75,360	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$121,325	12.54%	$38,700	4.00%	N/A	N/A
The Bank	$121,028	12.52%	$38,667	4.00%	$58,001	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$133,433	13.79%	$77,409	8.00%	N/A	N/A
The Bank	$133,124	13.77%	$77,341	8.00%	$96,677	10.00%

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

SB Portfolio and SB Financial, based in Wilmington, Delaware, are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank and the Company while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank. The Company also owns SWLC, a nationwide provider of business equipment leasing, that has been conducting business for over thirty years.

As of March 31, 2006, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.4 billion and stockholders' equity of approximately $59 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.			Over/
(dollars in thousands, except per share data)			(under )
As of or for the three months ended March 31,	2006	2005	2005
Revenue (1)	$16,496	$15,959	3%
Operating expenses	$11,874	$11,209	6%
Provision for probable loan losses	$592	$1,227	(52)%
Net income	$2,766	$2,649	4%
Net income per share - diluted (2)	$0.24	$0.23	4%
Dividend payout ratio	-	51.7%	N/M	(3)
Return on average total stockholders' equity	19.13%	10.50%	863	bp
Tier I leverage ratio	5.08%	8.04%	(296)	bp
Tier I capital ratio	7.26%	12.54%	(528)	bp
Total capital ratio	8.51%	13.79%	(528)	bp
bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.
(2) Retroactive recognition has been given for stock dividends and splits.
(3) N/M - denotes not meaningful.

Opportunities, Risks and Threats - The Company experienced its most difficult year ever in 2005. The adverse jury verdict in the Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) litigation coupled with a difficult interest rate environment resulting from an essentially flat yield curve provided significant operating and non-operating challenges for management and the Board of Directors throughout the past year. Management expects that 2006 will again provide difficult challenges as the Company appeals the IMN decision while facing similar interest rate issues as well as a host of competitors for its traditional small business and middle market commercial and industrial customer base. Competition in the Company’s tri-county trade area continues to intensify with each passing year from a variety of new and existing competitors through de novo branching, acquisition and strategic alliances. The Company will continue to focus on its core business strengths of careful expansion of the loan and lease portfolios, expense reduction initiatives, capital management and strategies to improve noninterest income generation. The Bank opened its sixteenth branch facility in Westbury, Long Island in January of 2006 and early indications are that this location will provide excellent deposit and loan growth opportunities from a strategic location on a main thoroughfare contiguous to an industrial park in the heart of Nassau County. During 2005, the Company continued to expand its staff of professional bankers in the areas of branch banking, professional services deposit generation and commercial lending. Industry consolidation continues to provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration. Several strategic technology upgrades and new products are expected to be introduced in 2006 to support branch deposit growth and improve cross-selling efforts in all areas of the organization.

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

Allowance for Probable Loan Losses - In management's opinion, one of the most critical accounting policies impacting the Company's financial statements is the evaluation of the allowance for probable loan losses. Management carefully monitors the credit quality of the loan portfolio and, on a quarterly basis, charges off the amounts of those loans deemed uncollectible. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

LOAN PORTFOLIO AND THE ALLOWANCE
FOR PROBABLE LOAN LOSSES

For the Period Ended	Loans (net of unearned income) (in thousands)	Allowance as a % of total loans
12/31/02	$620,384	1.62%
12/31/03	$711,216	1.51%
12/31/04	$778,191	1.54%
12/31/05	$892,022	1.76%
3/31/06	$916,932	1.76%

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

The Company’s New York State income taxes are under examination for the years ended December 31, 1999, 2000 and 2001. At this time, management believes it is more likely than not that tax positions taken by the Company will be upheld and that no material additional taxes will be due. As such, no liability has been recognized in the consolidated balance sheets at March 31, 2006 or December 31, 2005.

Other-Than-Temporary Impairment of Investment Securities - If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at March 31, 2006. When compared to December 31, 2005, total assets decreased by $7 million or less than 1%. The decrease was primarily attributable to declines in overnight securities purchased under agreements to resell and cash and due from banks of $27 million and $6 million, respectively. These were partially offset by growth in the loan and investment portfolios of $24 million and $2 million, respectively. The growth in the loan portfolio resulted primarily from increases in commercial mortgages and commercial loans, while the investment portfolio reflected an increase in U.S. Government agency securities partially offset by a decrease in mortgage-backed securities.

At March 31, 2006, total deposits were $1.4 billion, a decrease of $11 million or 1% when compared to December 31, 2005. This was largely attributable to decreases in NOW, savings and demand deposits of $71 million, $26 million and $7 million, respectively, partially offset by increases in money market and time deposits of $22 million and $71 million, respectively. Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 67% of total deposits at March 31, 2006 compared to 73% at year-end 2005. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost borrowings. Brokered time deposits and time certificates of deposit of $100,000 or more declined $5 million and $43 million, respectively, while other time deposits increased $119 million as the Company made a moderate shift in the funding mix to an increased utilization of such time deposits. Short-term borrowed funds, primarily Federal funds purchased and Federal Home Loan Bank of New York (“FHLB”) advances, totaled $19 million at March 31, 2006, an increase of $500 thousand from year-end.

Capital - The strength of the Company’s capital position has provided the platform for its historically successful financial performance, efficient utilization of resources and its capacity to expand its assets and increase earnings. The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators.

Throughout the year, the Company's capital grows by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders’ equity amounted to $59 million at March 31, 2006, representing a $3 million increase and a $41 million decrease, respectively, from December 31 and March 31, 2005. The decrease from the year ago period reflects the recording in 2005 of a net loss of $36.5 million, $6.1 million in cash dividends paid on common stock and $1.2 million in capital utilized to repurchase the Company’s common shares. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

Based upon banking industry regulatory guidelines, a "well-capitalized" institution must maintain a Tier I leverage ratio of at least 5.00% and Tier I and total capital to risk-weighted assets ratios of at least 6.00% and 10.00%, respectively. At March 31, 2006, the Bank's Tier I leverage ratio was 5.05% while its risk-weighted ratios were 7.22% for Tier I capital and 8.47% for total capital. The Tier I leverage and Tier I capital to risk-weighted assets ratios are in excess of the regulatory guidelines for a well-capitalized institution while the total capital to risk-weighted assets ratio is not. However, the total capital to risk-weighted assets ratio does exceed the regulatory minimum guideline and, therefore, the Bank is deemed “adequately capitalized” under existing regulatory guidelines.

Table 2-1 summarizes the Company's capital ratios as of March 31, 2006 and compares them to current minimum regulatory guidelines and December 31 and March 31, 2005 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
March 31, 2006	5.08%	7.26%	8.51%
December 31, 2005	5.04%	7.00%	8.26%
March 31, 2005	8.04%	12.54%	13.79%

Management strives to provide stockholders with a competitive return on their investment in the Company. During 2005, the Company effected a six for five stock split while maintaining the quarterly cash dividend of $0.15 per share, resulting in an effective increase in the cash payout of 20%. Cash dividends on the Company’s common stock amounted to $0.55 per share in 2005. Since the payment of its first cash dividend in 1979, the Company has distributed over $50 million to stockholders. In addition, the Company’s stock split paid in 2005 was the 36th consecutive year that it has paid a stock dividend or split to holders of its common shares.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

CASH DIVIDENDS AND DIVIDEND PAYOUT RATIOS (1)

For the Period Ended	Dividends	Payout ratio
12/31/02	$4,414,379	39.06%
12/31/03	$4,647,399	38.68%
12/31/04	$5,214,318	38.98%
12/31/05	$6,062,429	-%
3/31/06	$-	-%

(1) Due to the net loss recorded in 2005, the 12/31/05 payout ratio is not statistically meaningful and is therefore not shown.

The Company’s primary source of income is dividends from the Bank. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to declare dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. Currently, based on its capital levels and current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval. No cash dividend was declared during the first quarter of 2006. During April 2006, the Bank made application to declare dividends and regulatory approval was granted. Subsequently, the Company’s Board of Directors (the "Board") declared a cash dividend of $0.15 per share at its April 25, 2006 meeting. The cash dividend will be paid on June 9, 2006 to stockholders of record as of May 8, 2006. It is anticipated that the declaration of future cash dividends, contingent upon regulatory approval, will be considered by the Board on a quarterly basis.

The Company did not repurchase any of its common stock during the first quarter of 2006. Since 1998, a total of 987,652 shares of Company stock have been repurchased at an average cost of $16.85 per share. Under the Board’s existing authorization, an additional 512,348 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and the most efficient use of Company capital. The Company does not presently intend to repurchase stock in 2006.

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. During the first quarter of 2006, the weighted-average rate on all trust preferred securities was 7.72%.

Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures.  During 2006, all required trust preferred interest payments have been made timely.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is defined as the Company’s ability to meet its financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, and the ability to fund new and existing loan commitments and also to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Funds Management Committee and the Asset/Liability Management Committee (ALCO) are jointly responsible for oversight of the Company's liquidity position and management of its asset/liability structure. The ALCO establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future and current liquidity needs. This Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of the Company's liabilities to develop an optimum asset/liability mix. Funding sources available to the Company include retail, commercial and municipal deposits, purchased liabilities and stockholders' equity. At March 31, 2006, the Company had access to approximately $149 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years. At March 31, 2006, the Company also had approximately $10 million in formal and $72 million in informal lines of credit extended by correspondent banks to be utilized, if needed, for short-term funding purposes. Approximately $14 million and $5 million were drawn under the Company’s lines of credit with FHLB and correspondent banks, respectively, at March 31, 2006. Pursuant to authorization limits set by the Board, management of the Company may, with prior regulatory approval, also access the brokered deposit market for funding. As of March 31, 2006, $10 million in such funds, maturing in 2006, were utilized by the Company. Management believes that the Company's funding sources, including dividends from the Bank, and the Bank's funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2006 and 2005, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $307 million and $276 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2006 and 2005, the Bank had letters of credit outstanding of approximately $17 million and $13 million, respectively. At March 31, 2006, the uncollateralized portion was approximately $3 million.

The Bank’s use of derivative financial instruments, i.e. interest rate swaps, exposes it to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  At March 31, 2006, the total gross notional amount of swap transactions outstanding was $27 million.

The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2006, $2.1 million; in 2007, $2.8 million; in 2008, $2.7 million; in 2009, $2.6 million; in 2010, $2.2 million; and the remainder to 2016, $2.8 million.

Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of March 31, 2006.

Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Leases covering various Bank equipment, branches, office space and land	$15,235	$2,884	$5,458	$4,568	$2,325

Federal funds purchased	5,000	5,000	-	-	-
Federal Home Loan Bank of New York overnight and term borrowings	14,000	14,000	-	-	-

Obligations under equipment lease financing	96	46	50	-	-

Junior subordinated debentures	20,620	-	-	-	20,620

	$54,951	$21,930	$5,508	$4,568	$22,945

Material Changes in Results of Operations for the Three Months Ended March 31, 2006 versus 2005 - Net income for the three months ended March 31, 2006 was $2.8 million, an increase of $117 thousand or 4.4%, when compared to the same 2005 period, principally as a result of increases in net interest income and noninterest income and a reduction in the provision for probable loan losses. These positive factors were partially offset by higher operating expenses and an increased effective income tax rate. Diluted earnings per common share were $0.24 in 2006 and $0.23 in 2005. The Company’s returns on average assets and stockholders’ equity were 0.69% and 19.13% in 2006 and 0.71% and 10.50% in 2005, respectively.

As shown in Table 2-2 following this discussion, net interest income increased by 1.9% to $15.0 million as the result of a 6% or $90 million increase in average interest-earning assets. This was largely the result of a $117 million or 15% increase in average loans, primarily commercial loans and commercial mortgages, offset by decreases in securities purchased under agreements to resell, interest-bearing deposits, FHLB and other restricted stock and investments of $20 million, $4 million, $2 million and $1 million, respectively.

Growth in commercial loans, commercial mortgages, installment loans and leases resulted in a $117 million increase in average loans outstanding during 2006. The Company has been able to steadily expand its loan portfolio through conservative underwriting and credit standards. Products such as the Small Business Line of Credit, as well as the Bank’s web-based commercial cash management system and an online banking service, assist in generating loan volume as well as creating cross-sell opportunities for the Company’s full range of deposit and credit products. In addition, the Company has staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

Funding the first quarter growth in average interest-earning assets was an increase in average total deposits of $133 million or 10%. Driving the deposit growth were increases in time deposits and demand accounts of $129 million and $20 million, respectively. Core deposit balances (demand, savings, money fund and Super NOW deposits) rose by $4 million in 2006 to $1.0 billion and provided funding at an average cost of 1.66% that has allowed the Company to reduce its dependence on higher-cost borrowed funds. Average short-term borrowed funds fell $42 million during the first quarter of 2006 as compared to the same period in the prior year, primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $35 million and $7 million, respectively.

These activities resulted in a first quarter fully taxable equivalent (“FTE”) net interest margin of 4.06%, down from 4.29% one year ago. This 23 basis point decline was the result of a 108 basis point increase in the Company’s cost of funds to a weighted average rate of 2.42%, offset in part by an 85 basis point increase in the Company’s FTE yield on interest-earning assets to 6.49%. The higher cost of funds reflects the higher interest rate environment in 2006 coupled with a moderate shift in the funding mix to an increased utilization of time deposits to support asset growth. The widening of the Company’s yield on interest-earning assets was due to a combination of higher rates and growth in higher yielding loans during 2006.

Total noninterest income increased by 21.5% to $1.5 million for the first three months of 2006 as compared to 2005 principally as the result of an increase in service charges on deposit accounts and higher other operating income. Service charges on deposit accounts grew by 26.1% due to an increase in overdraft charges resulting from an improved collection rate in 2006. Other operating income improved by 81.7% during 2006 as the result of growth in several categories, most notably financial products fees, letter of credit fees, deposit sweep income, CDARs fees and income from State Title Agency, LLC. Income from bank owned life insurance decreased by $24 thousand in 2006 versus last year. Net security losses amounted to $35 thousand in 2006 versus net gains of $103 thousand in 2005.

Revenue of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the three months ended March 31,	2006	2005	2005
Net interest income	$15,020	$14,744	2%
Service charges on deposit accounts	626	497	26
Net security (losses) gains	(35)	103	(134)
Income from bank owned life insurance	232	256	(9)
Other operating income	653	359	82
Total revenue	$16,496	$15,959	3%

Total operating expenses increased by 5.9% to $11.9 million during 2006 when compared to last year. The principal reason for this growth was a $1.3 million increase in legal expenses related to the Island Mortgage Network (“IMN”) litigation. As reported in the Company’s news release on January 31, 2006 and its Form 8-K filing with the Securities and Exchange Commission (“SEC”) on February 1, 2006, the Company received an adverse jury verdict in the last pending warehouse lender case (HSA Residential Mortgage Services of Texas v. State Bank of Long Island) which had been outstanding since 2002. The financial impact of the jury verdict, prejudgment interest and certain other potential costs were recorded by the Company during the fourth quarter of 2005. The expenses associated with the January 2006 trial are included in the results for the first quarter of 2006 and account for the increase in this category versus the comparable 2005 period. During the remainder of 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion to the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for State Bank of Long Island. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay enforcement of the judgment and the accrual of post-judgment interest during the pendency of such an appeal will also be incurred. Such costs are not specifically quantifiable at this time. Marketing and advertising expenses increased by

23.3% as the result of corporate branding efforts undertaken in 2006. Somewhat offsetting the higher legal and marketing costs were reductions in salaries and benefits, occupancy, equipment, credit and collection, audit and assessment and other operating expenses. Salaries and benefits declined by 5.3% to $6.1 million as the result of lower pension costs and a reduction in supplementary compensation accrued in prior periods resulting from a decline in executive incentive compensation payments. Occupancy costs declined by 1.7% as the result of lower maintenance and repair costs incurred in 2006. Equipment expenses declined by 6.2% as the result of lower depreciation and equipment maintenance costs. Credit and collection fees declined by 8.8% during 2006 due to a reduction in the number of nonperforming assets. Audit and assessment expenses decreased by 28.7% due to a reduction in external audit fees resulting from the engagement of a new independent registered public accounting firm in August 2005. Other operating expenses decreased by 10.9% to $1.2 million during 2006 as the result of a successful certiorari proceeding associated with an other real estate property formerly owned by the Company.

Operating expenses of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the three months ended March 31,	2006	2005	2005
Salaries and other employee benefits	$6,149	$6,496	(5)%
Occupancy	1,241	1,262	(2)
Equipment	308	327	(6)
Legal	2,189	925	137
Marketing and advertising	337	274	23
Credit and collection	150	165	(9)
Audit and assessment	277	388	(29)
Other operating expenses	1,223	1,372	(11)
Total operating expenses	$11,874	$11,209	6%

The above factors resulted in an operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 70.9% for the first three months of 2006 as compared to 68.9% in 2005. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, decreased slightly during the first three months of 2006 to 2.98% from a level of 3.01% in 2005.

Income tax expense increased by $390 thousand in 2006 versus the year ago period. The Company’s effective tax rate was 31.4% in 2006 and 24.8% in 2005. The increase in the effective tax rate resulted primarily from a substantial reduction in tax-exempt income recorded in 2006.

Asset Quality - Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $5 million at March 31, 2006, a $2 million increase from December 31, 2005 and a $3 million decrease from March 31, 2005. The increase in nonperforming assets at March 31, 2006 was primarily the result of one commercial loan relationship. The reduction in total nonperforming assets at March 31, 2006 versus the comparable 2005 date resulted from the disposal of a commercial other real estate owned property carried at $3 million at March 31, 2005. This property was sold during the third quarter of 2005 with no material impact on the Company’s income statement. At March 31, 2006, December 31, 2005 and March 31, 2005, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $104 thousand at March 31, 2006, reflecting a decrease of $177 thousand and an increase of $38 thousand, respectively, when compared to year-end 2005 and March 31, 2005.

The allowance for probable loan losses amounted to $16 million or 1.8% of total loans at March 31, 2006 versus $13 million and 1.6%, respectively, at the comparable 2005 date. The allowance for probable loan losses as a percentage of total nonperforming assets decreased to 355% at March 31, 2006 from 512% at December 31, 2005 but increased from 267% one year ago. Based on current economic conditions, management has determined that the current level of the allowance for probable loan losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience and local economic conditions.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
FOR PROBABLE LOAN LOSSES

For the Period Ended	Total nonperforming assets (in thousands)	Allowance as a % of total nonperforming assets
12/31/02	$6,317	159.03%
12/31/03	$11,316	94.84%
12/31/04	$7,924	151.69%
12/31/05	$3,069	512.12%
3/31/06	$4,559	354.97%

The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first three months of 2006 and 2005 was $592 thousand and $1.2 million, respectively. The Company recorded net loan charge-offs of $126 thousand and $133 thousand during the same periods, respectively. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2006. Due to the uncertain nature of the factors cited above, management anticipates incurring loan charge-offs during the remainder of 2006. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2

NET INTEREST INCOME ANALYSIS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(DOLLARS IN THOUSANDS)

	2006			2005
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$540,052	$5,586	4.19%	$541,711	$5,524	4.14%
Federal Home Loan Bank and other restricted stock	2,865	36	5.10	4,652	31	2.70
Federal funds sold	433	5	4.68	-	-	-
Securities purchased under agreements to resell	63,328	671	4.30	83,278	467	2.27
Interest-bearing deposits	1,032	12	4.72	4,791	25	2.12
Loans (3)	902,936	17,874	8.03	785,874	13,697	7.07
Total interest-earning assets	1,510,646	$24,184	6.49%	1,420,306	$19,744	5.64%
Non-interest-earning assets	106,276			89,083
Total Assets	$1,616,922			$1,509,389

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$690,743	$4,154	2.44%	$706,335	$2,413	1.39%
Time deposits	411,275	4,111	4.05	281,898	1,470	2.11
Total savings and time deposits	1,102,018	8,265	3.04	988,233	3,883	1.59
Federal funds purchased	7,200	83	4.68	7,288	47	2.62
Securities sold under agreements to repurchase	-	-	-	6,797	48	2.86
Other borrowed funds	26,355	300	4.62	61,524	419	2.76
Junior subordinated debentures	20,620	415	8.16	20,620	316	6.22
Total interest-bearing liabilities	1,156,193	$9,063	3.18%	1,084,462	$4,713	1.76%
Demand deposits	325,056			305,528
Other liabilities	77,027			17,037
Total Liabilities	1,558,276			1,407,027
Stockholders' Equity	58,646			102,362
Total Liabilities and Stockholders' Equity	$1,616,922			$1,509,389
Net interest income/rate - tax-equivalent basis		$15,121	4.06%		$15,031	4.29%
Less tax-equivalent basis adjustment		(101)			(287)
Net interest income		$15,020			$14,744

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $64 and $244 in 2006 and 2005, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $37 and $43 in 2006 and 2005, respectively.

TABLE 2 - 3

ANALYSIS OF NONPERFORMING ASSETS
AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
MARCH 31, 2006 VERSUS DECEMBER 31, 2005 AND MARCH 31, 2005
(DOLLARS IN THOUSANDS)

NONPERFORMING ASSETS BY TYPE:	PERIOD ENDED:
	3/31/2006	12/31/2005	3/31/2005
Nonaccrual Loans	$4,559	$3,069	$4,921
Other Real Estate Owned	-	-	2,650
Total Nonperforming Assets	$4,559	$3,069	$7,571

Loans 90 Days or More Past Due
and Still Accruing	$104	$281	$66
Gross Loans Outstanding	$916,932	$892,022	$795,359

ANALYSIS OF THE ALLOWANCE FOR
PROBABLE LOAN LOSSES:	QUARTER ENDED:
	3/31/2006	12/31/2005	3/31/2005
Beginning Balance	$15,717	$15,199	$12,020
Provision	592	596	1,227
Net Charge-Offs	(126)	(78)	(133)
Ending Balance	$16,183	$15,717	$13,114

KEY RATIOS:	PERIOD ENDED:
	3/31/2006	12/31/2005	3/31/2005
Allowance as a % of Total Loans	1.8%	1.8%	1.6%

Nonaccrual Loans as a % of Total Loans	0.5%	0.3%	0.6%

Nonperforming Assets (1) as a % of Total
Loans and Other Real Estate Owned	0.5%	0.3%	0.9%

Allowance for Probable Loan Losses as
a % of Nonaccrual Loans	355.0%	512.1%	266.5%

Allowance for Probable Loan Losses as a %
of Nonaccrual Loans and Loans 90 days or
More Past Due and Still Accruing	347.1%	469.2%	263.0%

(1) Excludes loans 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2005 in the Company’s Form 10-K. There have been no material changes in the Company’s market risk at March 31, 2006 compared to December 31, 2005.

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

The Company's asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net income arising from up to +/- 200 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

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

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies (“IMN”). Currently, there are two Island Mortgage-related litigations pending in which claims have been asserted against the Bank. Those litigations are:

-- Broward Title Co. v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York. Broward brought three claims against the Bank seeking, in the aggregate, damages of approximately $280,000 plus costs and incidental and consequential damages, including attorneys' fees. On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court. Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002. Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date.

-- HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant Island Mortgage. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by Island Mortgage and its related entities to fund mortgages were misappropriated as the result of Island Mortgage’s alleged scheme to defraud plaintiffs.

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

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to plaintiff RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion presently pending before the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

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

ITEM 1A. - RISK FACTORS

There were no material changes from risk factors as previously disclosed in the Company’s December 31, 2005 Form 10-K in response to Part I, Item 1A.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase any of its common stock during the quarter.

On February 24, 1998, the Board authorized a stock repurchase program enabling the Company to buy back up to 50 thousand shares of its common stock. Subsequently, on November 24, 1998, February 29, 2000, June 26, 2001 and April 27, 2004, the Board authorized increases in the Company’s stock repurchase program under which the Company was then able to buy back up to a cumulative total of 200 thousand, 500 thousand, one million and 1.5 million shares of its common stock, respectively. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time. The Company does not presently intend to repurchase stock in 2006.

The Company’s primary source of income is dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at March 31, 2006, no dividends could be declared without prior approval of those regulatory agencies.

ITEM 6. - EXHIBITS

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

STATE BANCORP, INC.

5/10/06                                                                                                                /s/ Daniel T. Rowe
Date                                                                                                                    Daniel T. Rowe, President

5/10/06               /s/ Brian K. Finneran
Date                                                                                                                    Brian K. Finneran, Secretary/Treasurer
                                                                                                                             (Principal Financial Officer)