Form 10-Q
period 2006-06-30
STATE BANCORP INC
filed 2006-08-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2006

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

Yes [   ]                 No [X]

As of July 27, 2006, there were 11,184,347 shares of registrant's Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2006

PART I

ITEM 1.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2006 AND DECEMBER 31, 2005

	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS:
CASH AND DUE FROM BANKS	$42,657,403	$49,652,118
FEDERAL FUNDS SOLD	12,000,000	-
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL	-	39,500,000
TOTAL CASH AND CASH EQUIVALENTS	54,657,403	89,152,118
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
$7,308,746 IN 2006 AND $15,944,500 IN 2005)	7,359,236	15,992,882
SECURITIES AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE	519,918,187	522,245,615
TOTAL SECURITIES	527,277,423	538,238,497
FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	1,708,343	2,516,743
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
OF $16,403,016 IN 2006 AND $15,716,960 IN 2005)	927,919,659	876,304,586
BANK PREMISES AND EQUIPMENT - NET	6,325,443	6,171,005
BANK OWNED LIFE INSURANCE	27,362,561	26,879,935
RECEIVABLE - SECURITIES SALES	21,648,230	-
NET DEFERRED INCOME TAXES	40,123,139	37,457,832
OTHER ASSETS	24,567,464	21,431,797
TOTAL ASSETS	$1,631,589,665	$1,598,152,513

LIABILITIES:
DEPOSITS:
DEMAND	$322,944,923	$333,073,091
SAVINGS	658,094,508	693,822,626
TIME	446,690,808	384,678,229
TOTAL DEPOSITS	1,427,730,239	1,411,573,946
OTHER BORROWINGS	10,081,021	18,614,296
SUBORDINATED NOTES	10,000,000	-
JUNIOR SUBORDINATED DEBENTURES	20,620,000	20,620,000
PAYABLE - SECURITIES PURCHASES	16,621,811	-
ACCRUED LEGAL EXPENSES	76,929,543	77,729,137
OTHER ACCRUED EXPENSES, TAXES AND LIABILITIES	9,809,968	13,193,016
TOTAL LIABILITIES	1,571,792,582	1,541,730,395

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED
250,000 SHARES; 0 SHARES ISSUED	-	-
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED
20,000,000 SHARES; ISSUED 12,137,650 SHARES IN 2006
AND 12,019,426 SHARES IN 2005; OUTSTANDING 11,149,998
SHARES IN 2006 AND 11,031,774 SHARES IN 2005	60,688,250	60,097,130
SURPLUS	57,609,773	56,424,544
RETAINED DEFICIT	(34,541,825)	(38,601,709)
TREASURY STOCK (987,652 SHARES IN 2006 AND 2005)	(16,646,426)	(16,646,426)
ACCUMULATED OTHER COMPREHENSIVE LOSS
(NET OF TAXES OF ($4,024,665) IN 2006 AND ($2,686,335) IN 2005)	(7,312,689)	(4,851,421)
TOTAL STOCKHOLDERS' EQUITY	59,797,083	56,422,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,631,589,665	$1,598,152,513

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
INTEREST INCOME:
INTEREST AND FEES ON LOANS	$19,263,087	$15,128,732	$37,099,801	$28,782,985
FEDERAL FUNDS SOLD AND SECURITIES
PURCHASED UNDER AGREEMENTS TO RESELL	1,279,734	257,904	1,955,269	724,571
SECURITIES HELD TO MATURITY:
TAXABLE	99,645	124,798	225,313	292,437
TAX-EXEMPT	-	-	-	-
SECURITIES AVAILABLE FOR SALE:
TAXABLE	6,366,118	4,095,030	11,602,030	8,657,504
TAX-EXEMPT	138,909	581,612	291,942	1,136,872
DIVIDENDS	19,125	19,125	38,250	38,250
DIVIDENDS ON FEDERAL HOME LOAN BANK
AND OTHER RESTRICTED STOCK	31,683	49,080	68,264	80,193
TOTAL INTEREST INCOME	27,198,301	20,256,281	51,280,869	39,712,812

INTEREST EXPENSE:
DEPOSITS	10,429,844	4,666,093	18,694,684	8,549,167
TEMPORARY BORROWINGS	65,907	880,851	448,492	1,394,254
SUBORDINATED NOTES	55,982	-	55,982	-
JUNIOR SUBORDINATED DEBENTURES	442,000	344,315	857,220	660,349
TOTAL INTEREST EXPENSE	10,993,733	5,891,259	20,056,378	10,603,770

NET INTEREST INCOME	16,204,568	14,365,022	31,224,491	29,109,042
PROVISION FOR PROBABLE LOAN LOSSES	814,998	1,233,000	1,406,664	2,460,000
NET INTEREST INCOME AFTER PROVISION
FOR PROBABLE LOAN LOSSES	15,389,570	13,132,022	29,817,827	26,649,042

NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS	628,055	527,463	1,254,475	1,024,397
NET SECURITY (LOSSES) GAINS	(24,298)	847,348	(59,293)	949,902
INCOME FROM BANK OWNED LIFE INSURANCE	250,510	265,205	482,625	521,520
OTHER OPERATING INCOME	578,235	440,903	1,230,762	800,096
TOTAL NONINTEREST INCOME	1,432,502	2,080,919	2,908,569	3,295,915
INCOME BEFORE OPERATING EXPENSES	16,822,072	15,212,941	32,726,396	29,944,957

OPERATING EXPENSES:
SALARIES AND OTHER EMPLOYEE BENEFITS	7,040,637	6,428,427	13,189,968	12,924,512
OCCUPANCY	1,219,423	1,142,925	2,460,749	2,405,497
EQUIPMENT	299,741	377,393	607,128	704,928
LEGAL	1,668,942	916,212	3,858,091	1,840,784
MARKETING AND ADVERTISING	357,321	265,569	694,586	539,141
CREDIT AND COLLECTION	223,327	176,191	373,546	340,951
AUDIT AND ASSESSMENT	282,049	391,209	558,513	778,993
OTHER OPERATING EXPENSES	1,384,720	1,376,303	2,607,591	2,748,107
TOTAL OPERATING EXPENSES	12,476,160	11,074,229	24,350,172	22,282,913

INCOME BEFORE INCOME TAXES	4,345,912	4,138,712	8,376,224	7,662,044
PROVISION FOR INCOME TAXES	1,382,780	1,129,627	2,646,745	2,003,795
TOTAL NET INCOME	2,963,132	3,009,085	5,729,479	5,658,249
COMPREHENSIVE (LOSS) INCOME, NET	(1,349,590)	1,825,470	(2,461,268)	(1,991,742)
TOTAL COMPREHENSIVE INCOME	$1,613,542	$4,834,555	$3,268,211	$3,666,507

BASIC EARNINGS PER COMMON SHARE	$0.27	$0.28	$0.52	$0.52
DILUTED EARNINGS PER COMMON SHARE	$0.27	$0.27	$0.51	$0.50
CASH DIVIDENDS PAID PER COMMON SHARE	$0.15	$0.12	$0.30	$0.25
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	11,126,883	10,990,265	11,104,768	10,963,947
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	11,326,610	11,305,636	11,313,061	11,326,513

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES:
NET INCOME	$5,729,479	$5,658,249
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR PROBABLE LOAN LOSSES	1,406,664	2,460,000
DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT	538,576	762,702
AMORTIZATION OF INTANGIBLES	18,068	18,068
AMORTIZATION OF NET PREMIUM ON SECURITIES	310,357	1,809,290
NET SECURITY LOSSES (GAINS)	59,293	(949,902)
INCOME FROM BANK OWNED LIFE INSURANCE	(482,625)	(521,520)
INCREASE IN OTHER ASSETS	(4,300,713)	(294,793)
DECREASE IN ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES	(2,526,391)	(1,928,374)
NET CASH PROVIDED BY OPERATING ACTIVITIES	752,708	7,013,720
INVESTING ACTIVITIES:
PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY	15,000,000	19,997,544
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE	72,594,617	156,015,645
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	54,968,498	73,207,081
PURCHASES OF SECURITIES HELD TO MATURITY	(6,355,173)	(5,000,000)
PURCHASES OF SECURITIES AVAILABLE FOR SALE	(134,622,535)	(184,870,027)
DECREASE (INCREASE) IN FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	808,400	(1,175,900)
INCREASE IN LOANS - NET	(53,021,737)	(59,149,362)
PURCHASES OF BANK PREMISES AND EQUIPMENT - NET	(693,014)	(316,133)
NET CASH USED IN INVESTING ACTIVITIES	(51,320,944)	(1,291,152)
FINANCING ACTIVITIES:
DECREASE IN DEMAND AND SAVINGS DEPOSITS	(45,856,286)	(21,211,364)
INCREASE (DECREASE) IN TIME DEPOSITS	62,012,579	(57,939,696)
INCREASE IN FEDERAL FUNDS PURCHASED	-	17,000,000
(DECREASE) INCREASE IN OTHER BORROWINGS	(8,533,275)	62,912,239
PROCEEDS FROM ISSUANCE OF SUBORDINATED NOTES	10,000,000	-
CASH DIVIDENDS PAID	(3,325,846)	(2,728,848)
PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN	1,657,722	1,614,624
PROCEEDS FROM STOCK OPTIONS EXERCISED	75,096	440,445
PROCEEDS FROM STOCK ISSUED UNDER DIRECTORS' STOCK PLAN	43,531	-
PURCHASES OF TREASURY STOCK	-	(187,708)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,073,521	(100,308)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,494,715)	5,622,260
CASH AND CASH EQUIVALENTS - JANUARY 1	89,152,118	73,934,976
CASH AND CASH EQUIVALENTS - JUNE 30	$54,657,403	$79,557,236
SUPPLEMENTAL DATA:
INTEREST PAID	$19,799,201	$10,818,848
INCOME TAXES PAID	$4,285,093	$2,181,205
ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
AVAILABLE FOR SALE	($3,979,598)	($2,704,943)
DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END	-	$1,385,138

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

					ACCUMULATED	TOTAL	COMPRE-
			RETAINED		OTHER	STOCK-	HENSIVE
	COMMON		(DEFICIT)	TREASURY	COMPREHENSIVE	HOLDERS'	INCOME
	STOCK	SURPLUS	EARNINGS	STOCK	LOSS	EQUITY	(LOSS )
BALANCE, JANUARY 1, 2006	$60,097,130	$56,424,544	($38,601,709)	($16,646,426)	($4,851,421)	$56,422,118
COMPREHENSIVE INCOME:
NET INCOME	-	-	5,729,479	-	-	5,729,479	$5,729,479
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
ARISING DURING THE PERIOD (1)	-	-	-	-	-		(2,604,545)
RECLASSIFICATION
ADJUSTMENT FOR LOSSES
INCLUDED IN NET INCOME (2)	-	-	-	-	-		35,205
CASH FLOW HEDGES (3)	-	-	-	-	-		108,072
TOTAL OTHER
COMPREHENSIVE LOSS	-	-	-	-	(2,461,268)	(2,461,268)	(2,461,268)
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$3,268,211
CASH DIVIDEND
($0.15 PER SHARE)	-	-	(1,669,595)	-	-	(1,669,595)
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (109,227 SHARES AT
95% OF MARKET VALUE)	546,135	1,111,587	-	-	-	1,657,722
STOCK OPTIONS EXERCISED
(6,150 SHARES AT $5.00 PAR VALUE)	30,750	44,346	-	-	-	75,096
STOCK ISSUED UNDER DIRECTORS'
STOCK PLAN (2,847 SHARES AT
$5.00 PAR VALUE)	14,235	29,296	-	-	-	43,531
BALANCE, JUNE 30, 2006	$60,688,250	$57,609,773	($34,541,825)	($16,646,426)	($7,312,689)	$59,797,083
BALANCE, JANUARY 1, 2005	$49,974,110	$63,014,247	$4,008,970	($15,468,528)	($478,957)	$101,049,842
COMPREHENSIVE INCOME:
NET INCOME	-	-	5,658,249	-	-	5,658,249	$5,658,249
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
ARISING DURING THE PERIOD (1)	-	-	-	-	-		(1,140,375)
RECLASSIFICATION
ADJUSTMENT FOR GAINS
INCLUDED IN NET INCOME (2)	-	-	-	-	-		(622,235)
CASH FLOW HEDGES (3)	-	-	-	-	-		(229,132)
TOTAL OTHER
COMPREHENSIVE LOSS	-	-	-	-	(1,991,742)	(1,991,742)	(1,991,742)
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$3,666,507
CASH DIVIDEND
($0.25 PER SHARE)	-	-	(2,753,687)	-	-	(2,753,687)
6 FOR 5 STOCK SPLIT (1,832,949
SHARES AT $5.00 PAR VALUE)	9,164,745	(9,164,745)	-	-	-	-
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (65,158 SHARES AT
95% OF MARKET VALUE)	325,790	1,288,834	-	-	-	1,614,624
STOCK OPTIONS EXERCISED
(41,627 SHARES AT $5.00 PAR VALUE)	208,135	232,310	-	-	-	440,445
TREASURY STOCK PURCHASED	-	-	-	(187,708)	-	(187,708)
BALANCE, JUNE 30, 2005	$59,672,780	$55,370,646	$6,913,532	($15,656,236)	($2,470,699)	$103,830,023
(1) Net of taxes of ($1,434,346) and ($614,666) in 2006 and 2005, respectively.
(2) Net of taxes of $24,088 and $327,667 in 2006 and 2005, respectively.
(3) Net of taxes of $71,928 and ($152,500) in 2006 and 2005, respectively.

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

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, its condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005, its condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's December 31, 2005 Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

Accounting for Stock Options

Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ended December 31, 2005, or before. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” on a modified prospective basis. However, since no stock-based compensation was granted to employees for the six months ended June 30, 2006 and all stock-based compensation amounts granted in prior periods were fully vested on December 31, 2005, no stock-based employee compensation expense was recognized in the Company’s income statement for the six months ended June 30, 2006. The cost of any future grants of stock-based compensation will be reflected in the income statement at that time in accordance with SFAS No. 123(R).

No options were granted during the six months ended June 30, 2006. The estimated fair value of options granted during 2005 was $7.62 per share. The fair value of options granted under the Company’s incentive stock option plans during 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

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

At June 30, 2006, options for the purchase of 1,057,657 shares were outstanding and exercisable and 419,304 shares were reserved for possible issuance. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005, is $29,475 and $634,749, respectively. The total intrinsic value of exercisable shares at June 30, 2006, is $3,206,976. A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding - January 1, 2006	1,090,529	$14.23
Granted	-	-
Exercised	(6,150)	$12.21
Cancelled or forfeited	(26,722)	$14.49
Outstanding - June 30, 2006	1,057,657	$14.23

The following summarizes shares subject to purchase from options outstanding and exercisable as of June 30, 2006:

Range of Exercise Prices	Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Shares Exercisable	Weighted - Average Exercise Price
$8.25 - $10.37	372,053	4.0 years	$9.86	372,053	$9.86
$12.45 - $13.61	376,152	5.4 years	$13.04	376,152	$13.04
$19.16 - $22.63	309,452	8.2 years	$20.92	309,452	$20.92
	1,057,657	5.7 years	$14.23	1,057,657	$14.23

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized in earnings as other income.  For the six months ended June 30, 2006 and 2005, income associated with these swaps was not material to the financial statements. At June 30, 2006, the total gross notional amount of swap transactions outstanding was $31,150,000. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk. The Company does not hold any derivative financial instruments for trading purposes.

At December 31, 2004, the Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. The fair value of the swap agreements was ($440,423), inclusive of accrued interest of $17,944, contained within other assets in the consolidated balance sheets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000.  This amount, net of taxes of $359,241, included in accumulated other comprehensive income (loss), is being reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the six months ended June 30, 2006 and 2005, the Company recognized expenses associated with unwinding the swap agreements of $180,000 and $89,000, respectively, under the agreements.

Accounting for Bank Owned Life Insurance

The Bank is the beneficiary of this policy that insures the lives of certain officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value or the amount that can be realized under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other income.

Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period

In July 2006, the Financial Accounting Standards Board released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

2. STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of June 30, 2006.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the second quarter, the Company did not repurchase any common shares.

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

For the Six Months Ended June 30,	2006	2005
Net income	$5,729,479	$5,658,249
Average dilutive stock options outstanding	748,205	958,004
Average exercise price per share	$8.11	$10.89
Average market price	$15.88	$20.53
Weighted average common shares outstanding	11,104,768	10,963,947
Increase in shares due to exercise of options - diluted basis	208,293	362,566
Adjusted common shares outstanding - diluted	11,313,061	11,326,513
Net income per share - basic	$0.52	$0.52
Net income per share - diluted	$0.51	$0.50

Options to purchase 309,452 shares and 164,519 shares were outstanding as of June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common shares for the corresponding year-to-date period.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at June 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2006
Securities held to maturity:
Government Agency securities	$7,359,236	$-	$(50,490)	$7,308,746
Securities available for sale:
Obligations of states and political
subdivisions	15,569,778	135,469	(117,029)	15,588,218
Government Agency securities	322,460,523	582,158	(4,311,939)	318,730,742
Corporate securities	14,224,645	13,934	(331,885)	13,906,694
Mortgage-backed securities and
collateralized mortgage obligations	178,520,596	26,014	(6,854,077)	171,692,533
Total securities available for sale	530,775,542	757,575	(11,614,930)	519,918,187
Total securities	$538,134,778	$757,575	($11,665,420)	$527,226,933

December 31, 2005
Securities held to maturity:
Government Agency securities	$15,992,882	$1,591	($49,973)	$15,944,500
Securities available for sale:
Obligations of states and political
subdivisions	18,728,632	18,514	(108,996)	18,638,150
Government Agency securities	291,550,547	7,530	(2,603,275)	288,954,802
Corporate securities	19,306,974	-	(257,435)	19,049,539
Mortgage-backed securities and
collateralized mortgage obligations	199,537,218	81,930	(4,016,024)	195,603,124
Total securities available for sale	529,123,371	107,974	(6,985,730)	522,245,615
Total securities	$545,116,253	$109,565	($7,035,703)	$538,190,115

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

Information pertaining to securities with gross unrealized losses at June 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2006
Securities held to maturity:
Government Agency securities	($50,490)	$7,308,746	$-	$-	($50,490)	$7,308,746

Securities available for sale:
Obligations of states and political
subdivisions	($112,799)	$9,766,490	($4,230)	$3,003,660	($117,029)	$12,770,150
Government Agency securities	(2,038,790)	190,441,216	(2,273,149)	117,717,826	(4,311,939)	308,159,042
Corporate securities	(1)	2,014,960	(331,884)	11,877,800	(331,885)	13,892,760
Mortgage-backed securities and
collateralized mortgage obligations	(694,126)	36,213,505	(6,159,951)	128,580,183	(6,854,077)	164,793,688
Total securities available for sale	(2,845,716)	238,436,171	(8,769,214)	261,179,469	(11,614,930)	499,615,640
Total securities	($2,896,206)	$245,744,917	($8,769,214)	$261,179,469	($11,665,420)	$506,924,386

December 31, 2005
Securities held to maturity:
Government Agency securities	($49,973)	$14,947,500	$-	$-	($49,973)	$14,947,500

Securities available for sale:
Obligations of states and political
subdivisions	(80,749)	13,360,765	(28,247)	3,026,730	(108,996)	16,387,495
Government Agency securities	(1,283,825)	186,387,521	(1,319,450)	94,559,752	(2,603,275)	280,947,273
Corporate securities	(9,982)	7,042,140	(247,453)	12,007,400	(257,435)	19,049,540
Mortgage-backed securities and
collateralized mortgage obligations	(1,271,888)	91,561,270	(2,744,136)	95,865,250	(4,016,024)	187,426,520
Total securities available for sale	(2,646,444)	298,351,696	(4,339,286)	205,459,132	(6,985,730)	503,810,828
Total securities	($2,696,417)	$313,299,196	($4,339,286)	$205,459,132	($7,035,703)	$518,758,328

The securities that have been in a continuous loss position for 12 months or longer at June 30, 2006 are categorized as: (1) adjustable rate mortgage-backed securities totaling $29,546,448, (2) adjustable rate U.S. Government Agency securities totaling $19,598,000, (3) fixed rate mortgage-backed securities totaling $99,033,735, (4) fixed rate U.S. Government Agency securities totaling $98,119,826, (5) fixed rate corporate debt securities totaling $11,877,800 and (6) fixed rate municipal securities totaling $3,003,660.

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

The securities that have been in a continuous loss position for 12 months or longer at June 30, 2006 were purchased in an environment of historically low interest rates and the Company expects the likelihood of an increase in interest rates to be greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable rate securities to reset their coupons at higher levels and therefore their market values will increase to reflect the higher coupons. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security’s ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. However, those classified as “available for sale” could be sold, regardless of their market value, should business conditions warrant such sale.

5. LOANS

The recorded investment in loans that are considered to be impaired, for the quarter ended June 30, 2006 and for the year ended December 31, 2005, is summarized below.

	For the Quarter Ended June 30, 2006	For the Year Ended December 31, 2005

Amount measured using the present value of expected future cash flows, discounted at each loan’s effective interest rate	$-	$-
Impaired collateral-dependent loans	2,155,929	1,471,128
Total amount evaluated as impaired	$2,155,929	$1,471,128
Average impaired loan balance	$2,380,680	$2,012,540

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $634,000 and $734,000 was established for $2,155,929 and $1,471,128 of the total impaired loans at June 30, 2006 and December 31, 2005, respectively. Interest income of $182,583 and $46,691 was recognized on impaired loans for the six months ended June 30, 2006 and 2005, respectively, while interest income of $50,659 and $46,691 was recognized on impaired loans for the three months ended June 30, 2006 and 2005, respectively.

Activity in the allowance for probable loan losses for the six months ended June 30, 2006 and 2005 is as follows:

	2006	2005
Balance, January 1	$15,716,960	$12,020,443
Provision charged to income	1,406,664	2,460,000
Charge-offs	(890,400)	(486,091)
Recoveries	169,792	758,526
Balance, June 30	$16,403,016	$14,752,878

6. LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island

Mortgage Network, Inc. and certain related companies (“IMN”). Currently, there are two IMN-related litigations pending in which claims have been asserted against the Bank. Those litigations are:

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

-- HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant IMN. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by IMN to fund mortgages were misappropriated as the result of IMN’s alleged scheme to defraud plaintiffs.

On January 31, 2005, the bankruptcy court ruled on the Bank’s motion for summary judgment. The plaintiffs’ claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000.  In the fourth quarter of 2005, the Bank entered into settlement agreements with Household and Matrix with respect to each of their separate claims.

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During the remainder of 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion presently pending before the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

The Bank believes it has a number of meritorious arguments for its post-verdict motion and a possible appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of the IMN lawsuits cannot be predicted with certainty. It also remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank’s results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

7. INCOME TAX MATTERS

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Department”) with respect to its New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company’s tax liability should be increased by $4,831,837 (including $1,723,864 in penalties and interest through March 13, 2006, and interest continues to accrue) for those years. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,642,825, the Company’s net tax liability would be approximately $3,189,012. This increase in tax is based on the Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $4,019,000, after taking into consideration the estimated Federal tax benefit. A notice of its intention to audit calendar years 2002 - 2004 has recently been received from the Department.

The Company disagrees with the Department’s findings and intends to vigorously contest the notice of deficiency through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at June 30, 2006 or December 31, 2005 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes, as of June 30, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject. There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$71,194	4.24%	$67,164	4.00%	N/A	N/A
The Bank	$80,989	4.82%	$67,211	4.00%	$84,013	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$71,194	6.18%	$46,080	4.00%	N/A	N/A
The Bank	$80,989	7.03%	$46,082	4.00%	$69,123	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$95,630	8.29%	$92,285	8.00%	N/A	N/A
The Bank	$95,416	8.28%	$92,189	8.00%	$115,237	10.00%

As of June 30, 2005:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$123,745	8.26%	$59,925	4.00%	N/A	N/A
The Bank	$122,064	8.15%	$59,909	4.00%	$74,886	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$123,745	12.30%	$40,242	4.00%	N/A	N/A
The Bank	$122,064	12.14%	$40,219	4.00%	$60,328	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$136,344	13.56%	$80,439	8.00%	N/A	N/A
The Bank	$134,658	13.39%	$80,453	8.00%	$100,566	10.00%

Dividends declared by the Company and the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies. At June 30, 2006, based on its current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval.  The Bank will continue to seek the approval of the New York State Banking Department to pay future cash dividends as deemed appropriate.

9. REVOLVING CREDIT AGREEMENT

On June 6, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a correspondent bank. Under the Credit Agreement, the correspondent bank has made available to the Company a revolving line of credit of up to $10,000,000, the full amount of which has been drawn by the Company. All amounts outstanding under the Credit Agreement will bear interest at a rate equal to LIBOR plus 160 basis points and will be due and payable on January 31, 2008. The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including but not limited to limitations on other encumbrances, other indebtedness, mergers, acquisitions, asset sales, and investments, as well as maintenance of the following financial ratios (measured quarterly beginning June 30, 2006).

Maximum Ratio of non-performing assets to Loans plus other real estate owned	1.35%
Minimum Ratio of Loan Loss Reserves to Gross Loans	1.25%
Minimum Tier 1 Capital Ratio	4.00%
Minimum Total Risk-based Capital Ratio	8.00%
Minimum Tier 1 Leverage Ratio	4.00%

As security for its obligations under the Credit Agreement, the Company agreed to pledge all of the outstanding capital stock of the Bank.

10. SUBORDINATED NOTES OFFERING

On June 8, 2006, the Company issued $10,000,000 in aggregate principal amount of its 8.25% Subordinated Notes due June 15, 2013 (the “Notes”) pursuant to a purchase agreement, dated June 6, 2006, between the Company and the initial purchaser named therein. The Notes were issued pursuant to an Indenture, dated as of June 8, 2006, by and between the Company and Wilmington Trust Company, as trustee (the “Indenture”). The Notes are unsecured and rank subordinate and junior to all of the Company’s senior indebtedness to the extent and in the manner set forth in the Indenture. Interest on the Notes is payable semi-annually in arrears at an annual rate of 8.25% on June 15 and December 15 of each year, beginning December 15, 2006. The Notes will mature on June 15, 2013 and are not redeemable before that date. The net proceeds from the sale of the Notes, after deducting offering expenses and the initial purchaser’s discount, were approximately $9,450,000 and qualify as Tier II capital for the Company. The Company intends to use the net proceeds from the offering for general corporate purposes. The Notes have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

SB Portfolio and SB Financial, based in Wilmington, Delaware, are each wholly owned subsidiaries of the Bank. SB Portfolio manages a portfolio of fixed income investments while SB Financial provides balance sheet management services with a focus on interest rate risk management. The Company also owns SWLC, a nationwide provider of business equipment leasing, that has been conducting business for over thirty years.

As of June 30, 2006, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.4 billion and stockholders' equity of approximately $60 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.			Over/
(dollars in thousands, except per share data)			(under )
As of or for the six months ended June 30,	2006	2005	2005
Revenue (1)	$34,133	$32,405	5%
Operating expenses	$24,350	$22,283	9%
Provision for probable loan losses	$1,407	$2,460	(43)%
Net income	$5,729	$5,658	1%
Net income per share - diluted	$0.51	$0.50	2%
Dividend payout ratio	29.1%	48.7%	(1,960)	bp
Return on average total stockholders' equity	19.75%	11.17%	858	bp
Tier I leverage ratio	4.24%	8.26%	(402)	bp
Tier I capital ratio	6.18%	12.30%	(612)	bp
Total capital ratio	8.29%	13.56%	(527)	bp
bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.

Opportunities, Risks and Threats - The Company will continue to focus on its core business strengths of careful expansion of the loan and lease portfolios, deposit generation, capital management and strategies to improve noninterest income. The Bank opened its sixteenth branch facility in Westbury, Long Island in January of 2006 and, thus far, this location has provided deposit and loan growth opportunities from a strategic location on a main thoroughfare contiguous to an industrial park in the heart of Nassau County. The Company continues to expand its staff of professional bankers in the areas of branch banking, professional services deposit generation and commercial lending. Industry consolidation continues to provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration. Additional strategic technology upgrades and new products are expected to be introduced later this year to support branch deposit growth and improve cross-selling efforts in all areas of the organization.

The adverse jury verdict in the IMN litigation coupled with a difficult interest rate environment provides significant operating and non-operating challenges for management and the Board of Directors. Competition in the Company’s tri-county trade area for its traditional small business and middle market commercial and industrial customer base continues to intensify with each passing year from a variety of new and existing competitors through de novo branching, acquisition and strategic alliances.

By continuing our long-standing philosophy of Measured, Orderly Growth, maintaining a “Customer First” attitude and adhering to the ideals contained in our mission statement which are continually reinforced by our Board of Directors and executive management team, the Company has been able to apply a consistent standard of excellence honed over many years that management is hopeful will again produce a productive year in 2006.

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

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

LOAN PORTFOLIO AND THE ALLOWANCE
FOR PROBABLE LOAN LOSSES

	Loans (net of
	unearned income)		Allowance as a %
For the period ended	(in thousands	)	of total loans
12/31/02	$620,384		1.62%
12/31/03	$711,216		1.51%
12/31/04	$778,191		1.54%
12/31/05	$892,022		1.76%
6/30/06	$944,323		1.74%

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

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Department”) with respect to its New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company’s tax liability should be increased by $4,831,837 (including $1,723,864 in penalties and interest through March 13, 2006, and interest continues to accrue) for those years. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,642,825, the Company’s net tax liability would be approximately $3,189,012. This increase in tax is based on the Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003,

2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $4,019,000, after taking into consideration the estimated Federal tax benefit. A notice of its intention to audit calendar years 2002 - 2004 has recently been received from the Department.

The Company disagrees with the Department’s findings and intends to vigorously contest the notice of deficiency through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at June 30, 2006 or December 31, 2005 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

Other-Than-Temporary Impairment of Investment Securities - If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at June 30, 2006. When compared to December 31, 2005, total assets increased by $33 million or 2%. The growth was primarily attributable to increases in the loan portfolio and Federal funds sold of $52 million and $12 million, respectively, partially offset by a decline in overnight securities purchased under agreements to resell. The growth in the loan portfolio resulted primarily from increases in commercial mortgages and commercial loans.

At June 30, 2006, total deposits were $1.4 billion, an increase of $16 million or 1% when compared to December 31, 2005. This was largely attributable to a $179 million increase in time deposits of less than $100,000, partially offset by decreases in brokered time deposits, time deposits of $100,000 or more, NOW, savings and demand deposits of $15 million, $102 million, $11 million, $20 million and $10 million, respectively. Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 69% of total deposits at June 30, 2006 compared to 73% at year-end 2005. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost borrowings. Short-term borrowed funds, primarily Federal funds purchased and Federal Home Loan Bank of New York (“FHLB”) advances, totaled $10 million at June 30, 2006, a decrease of $9 million from year-end.

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

Throughout the year, the Company's capital grows by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders’ equity amounted to $60 million at June 30, 2006, representing a $3 million increase and a $44 million decrease, respectively, from December 31 and June 30, 2005. The decrease from the year ago period reflects the recording in 2005 of a net loss of $36.5 million, $6.1 million in cash dividends paid on common stock and $1.2 million in capital utilized to repurchase the Company’s common shares. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

At June 30, 2006, the Bank's Tier I leverage ratio was 4.82% while its risk-weighted ratios were 7.03% for Tier I capital and 8.28% for total capital. The Bank’s ratios exceed the regulatory minimum guidelines and, therefore, the Bank is deemed “adequately capitalized” under existing regulatory guidelines.

Table 2-1 summarizes the Company's capital ratios as of June 30, 2006 and compares them to current minimum regulatory guidelines and December 31 and June 30, 2005 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
June 30, 2006	4.24%	6.18%	8.29%
December 31, 2005	4.30%	6.00%	7.25%
June 30, 2005	8.26%	12.30%	13.56%

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

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

CASH DIVIDENDS AND DIVIDEND PAYOUT RATIOS (1)

For the period ended	Dividends	Payout ratio
12/31/02	$4,414,379	39.06%
12/31/03	$4,647,399	38.68%
12/31/04	$5,214,318	38.98%
12/31/05	$6,062,429	-
6/30/06	$1,669,595	29.14%

(1) Due to the net loss recorded in 2005, the 12/31/05 payout ratio is not statistically meaningful and is therefore not shown.

The Company’s primary funding sources are proceeds from the Dividend Reinvestment Plan and dividends from the Bank. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to declare dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At June 30, 2006, based on its current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval. No cash dividend was declared during the first quarter of 2006. During April 2006, the Bank made application to declare dividends and regulatory approval was granted. Subsequently, the Company’s Board of Directors (the “Board”) declared a cash dividend of $0.15 per share at its April 25, 2006 meeting. The cash dividend was paid on June 9, 2006 to stockholders of record as of May 8, 2006. It is anticipated that the declaration of future cash dividends, contingent upon regulatory approval, will be considered by the Board on a quarterly basis.  The Bank will continue to seek the approval of the New York State Banking Department to pay future cash dividends as deemed appropriate.

The Company has not repurchased any of its common stock thus far in 2006. Since 1998, a total of 987,652 shares of Company stock have been repurchased at an average cost of $16.85 per share. Under the Board’s existing authorization, an additional 512,348 shares may be repurchased from time to time as conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and the most efficient use of Company capital.

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. During the second quarter of 2006, the weighted-average rate on all trust preferred securities was 8.16%.

Although the Company may be dependent on proceeds from the Dividend Reinvestment Plan and Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures. During 2006, all required trust preferred interest payments have been made as scheduled.

During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013. The notes were sold in a private placement and qualify as Tier II capital for the Company. In addition, in June 2006, the Company contributed $10 million to the Bank as permanent Tier I capital.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, and the ability to fund new and existing loan commitments and also to take advantage of business opportunities as they arise. Liquidity is composed of the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

Liquidity is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources, while deposit flows and securities prepayments are somewhat less predictable in nature, as they are often subject to external factors beyond the control of management. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Funds Management Committee and the Asset/Liability Management Committee (ALCO) are jointly responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs. This

Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Funding sources available include retail, commercial and municipal deposits, purchased liabilities and stockholders' equity. At June 30, 2006, access to approximately $119 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At June 30, 2006, approximately $10 million in formal and $72 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2006 no amounts were outstanding under such lines of credit with FHLB and correspondent banks. In addition, also available was a $10 million secured revolving line of credit with a correspondent bank which matures on January 31, 2008, the full amount of which has been drawn and is currently outstanding. Pursuant to authorization limits set by the Board, management may, with prior regulatory approval, also access the brokered deposit market for funding. As of June 30, 2006, no brokered deposits were utilized. Management believes that funding sources will be adequate to meet future liquidity requirements.

The use of financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers include commitments to extend credit, standby and documentary letters of credit and derivatives. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The same credit policies are used in making commitments and conditional obligations as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2006 and 2005, commitments to originate loans and commitments under unused lines of credit amounted to approximately $309 million and $265 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2006 and 2005, letters of credit outstanding were approximately $17 million and $15 million, respectively. At June 30, 2006, the uncollateralized portion was approximately $2 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At June 30, 2006, the total gross notional amount of swap transactions outstanding was $31 million.

Also outstanding were various leases covering certain equipment, branches, office space and land. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: for the remainder of 2006, $1.4 million; in 2007, $2.8 million; in 2008, $2.7 million; in 2009, $2.6 million; in 2010, $2.2 million; and the remainder to 2016, $2.8 million.

Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of June 30, 2006.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Leases covering various equipment, branches, office space and land	$14,508	$2,848	$5,411	$5,129	$1,120

Obligations under equipment lease financing	81	39	42	-	-

Payable - securities purchases	16,622	16,622	-	-	-

Secured revolving line of credit	10,000	-	10,000	-	-

Subordinated notes	10,000	-	-	-	10,000

Junior subordinated debentures	20,620	-	-	-	20,620

	$71,831	$19,509	$15,453	$5,129	$31,740

Material Changes in Results of Operations for the Six Months Ended June 30, 2006 versus 2005 - Net income for the six months ended June 30, 2006 was $5.7 million, a modest increase of $71 thousand or 1.3%, when compared to the same 2005 period, principally as a result of growth in net interest income and a reduction in the provision for probable loan losses. These positive factors were partially offset by lower noninterest income, higher operating expenses and an increased effective income tax rate. Diluted earnings per common share were $0.51 in 2006 and $0.50 in 2005. The Company’s returns on average assets and stockholders’ equity were 0.70% and 19.75% in 2006 and 0.76% and 11.17% in 2005, respectively.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 7.3% to $31.2 million as the result of a 9% or $128 million increase in average interest-earning assets. This was largely the result of a $112 million or 14% increase in average loans, primarily commercial loans and commercial mortgages, along with increases of $14 million and $10 million in average Federal funds sold and securities purchased under agreements to resell, respectively. Offsetting these were decreases in average investment securities, interest-bearing deposits and FHLB and other restricted stock of $2 million, $4 million and $2 million, respectively. Also positively impacting net interest income was a reduction in mortgage-backed securities premium amortization made during the second quarter as the result of the continued increase in interest rates during the first half of 2006.

The Company has been able to steadily expand its loan portfolio through conservative underwriting and credit standards. Products such as the Small Business Line of Credit, as well as the Bank’s web-based commercial cash management system and online banking, assist in generating loan volume as well as creating cross-sell opportunities for the Company’s full range of deposit and credit products. In addition, the Company has staff that concentrates on the marketing and sales efforts of new and existing retail products, including a full range of lease-financing transactions that are handled by SWLC.

Funding the growth in average interest-earning assets was an increase in average total deposits of $203 million or 16%. Driving the deposit growth were increases in time deposits and demand accounts of $195 million and $23 million, respectively. Core deposit balances (demand, savings, money fund and NOW deposits) rose by $7 million in 2006 to $1.0 billion and provided funding at an average cost of 1.74% that has allowed the Company to reduce its dependence on higher-cost wholesale alternatives. Average short-term borrowed funds fell $77 million during the first six months of 2006 as compared to the same period in 2005, primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $52 million and $23 million, respectively.

These activities resulted in a fully taxable equivalent (“FTE”) net interest margin of 4.12% for the first six months of 2006. While remaining strong, the net interest margin has declined 12 basis points from 4.24% one year ago. This decline was the result of a 111 basis point increase in the Company’s cost of funds to a weighted average rate of 2.63%, offset in part by a 99 basis point increase in the Company’s FTE yield on interest-earning assets to 6.75%. The higher cost of funds reflects the higher interest rate environment in 2006 as well as the growth in time deposit balances and the intense competition for deposits in the marketplace. The widening of the Company’s yield on interest-earning assets was due to a combination of higher rates and growth in higher yielding loans during 2006.

Total noninterest income decreased by 11.8% to $2.9 million for the first six months of 2006 as compared to 2005 principally as a result of a reduction in net security gains. Net security losses amounted to $59 thousand in 2006 versus net gains of $950 thousand in 2005. Service charges on deposit accounts increased by 22.5% due to growth in deposit-related fees and overdraft charges. Other operating income improved by $431 thousand or 53.8% as the result of increases in letter of credit fees, merchant services income, sweep account fees, CDARs fees and financial products income during 2006.

Revenue of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the six months ended June 30,	2006	2005	2005
Net interest income	$31,224	$29,109	7%
Service charges on deposit accounts	1,254	1,024	22
Net security (losses) gains	(59)	950	N/M (1)
Income from bank owned life insurance	483	522	(7)
Other operating income	1,231	800	54
Total revenue	$34,133	$32,405	5%

(1) N/M - denotes not meaningful.

Total operating expenses increased by 9.3% to $24.4 million during 2006 when compared to last year. The principal reason for this growth was a $2.0 million increase in legal expenses related to the IMN litigation. The financial impact of the jury verdict, prejudgment interest and certain other potential costs were recorded by the Company during the fourth quarter of 2005. The expenses associated with the January 2006 trial, the continued accrual of pre-judgment interest at a statutory rate of 9% per annum and costs associated with a post-verdict motion, accounted for the increase in legal expenses in 2006 when compared to 2005. If the post-verdict motion to set aside the jury verdict is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the cost of obtaining a supersedeas bond to stay enforcement of the judgment and the accrual of post-judgment interest during the pendency of such an appeal will also be incurred. Such costs are not specifically quantifiable at this time.

Salaries and benefits rose by 2.1% during the first half of 2006 as the result of growth in staff coupled with higher medical and pension costs. Occupancy costs increased by 2.3% to $2.5 million as the result of the opening of the Bank’s Westbury branch in January 2006 as well as higher utility costs. Marketing and advertising expenses increased by 28.8% due to higher costs associated with various Bank product promotions and the opening of the Westbury branch. Credit and collection fees increased by 9.6% due to higher costs associated with loan collection efforts and increased credit check expenses. Somewhat offsetting the foregoing cost increases were improvements in several expense categories. Equipment expenses declined by 13.9% as the result of lower depreciation costs. Audit and assessment expenses declined by 28.3% due to a reduction in external audit fees resulting from the engagement of a new independent registered public accounting firm in August 2005. Other operating expenses decreased by 5.1% to $2.6 million during 2006 as the result of a successful certiorari proceeding associated with an other real estate property formerly owned by the Company.

Operating expenses of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the six months ended June 30,	2006	2005	2005
Salaries and other employee benefits	$13,190	$12,925	2%
Occupancy	2,461	2,405	2
Equipment	607	705	(14)
Legal	3,858	1,841	110
Marketing and advertising	695	539	29
Credit and collection	373	341	9
Audit and assessment	558	779	(28)
Other operating expenses	2,608	2,748	(5)
Total operating expenses	$24,350	$22,283	9%

The above factors resulted in an operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 70.3% for the first half of 2006 as compared to 69.0% in 2005. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, decreased slightly during the first half of 2006 to 2.97% from a level of 2.99% in 2005.

Income tax expense increased by $643 thousand in 2006 versus the year ago period. The Company’s effective tax rate was 31.6% in 2006 and 26.2% in 2005. The increase in the effective tax rate resulted primarily from a substantial reduction in tax-exempt income recorded in 2006.

Material Changes in Results of Operations for the Three Months Ended June 30, 2006 versus 2005 - Net income for the three months ended June 30, 2006 was $3.0 million, a decrease of $46 thousand or 1.5%, when compared to the same 2005 period. The factors contributing to the decline in second quarter 2006 earnings were a 31.2% reduction in noninterest income, a 12.7% increase in total operating expenses and an increase of $253 thousand in income tax expense. Partially offsetting these negative factors were a 12.8% improvement in net interest income and a $418 thousand reduction in the provision for probable loan losses. Diluted earnings per common share were $0.27 in both 2006 and 2005. The Company’s returns on average assets and stockholders’ equity were 0.70% and 20.36% in 2006 and 0.81% and 11.83% in 2005, respectively.

The reasons supporting the second quarter earnings performance are similar to those already presented in the six-month analysis, except as indicated below. As shown in Table 2-2 (B) following this narrative, the increase of $1.8 million in net interest income resulted from a 12% or $165 million increase in average interest-earning assets. This was largely due to a $108 million or 13% increase in average loans, primarily commercial loans and commercial mortgages, along with increases of $28 million and $40 million in average Federal funds sold and securities purchased under agreements to resell, respectively. Funding the growth in average interest-earning assets was an increase in average total deposits of $271 million or 22%, most notably an increase in time deposits of $260 million. Average short-term borrowed funds fell $111 million during the second quarter of 2006 as compared to the same period in 2005, primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $69 million and $39 million, respectively. These activities resulted in an FTE net interest margin of 4.17% for the second quarter of 2006, declining two basis points from 4.19% one year ago. This was due to a 113 basis point increase in the Company’s cost of funds to a weighted average rate of 2.81%, offset in part by a 111 basis point increase in the Company’s FTE yield on interest-earning assets to 6.99%.

Total noninterest income decreased $648 thousand to $1.4 million for the second quarter of 2006 as compared to 2005 principally as a result of a reduction in net security gains. Net security losses amounted to $24 thousand in 2006 versus net gains of $847 thousand in 2005. Growth in salaries and other employee benefits, occupancy, legal, marketing and advertising and credit and collection expenses accounted for the increase in operating expenses in 2006. The Company’s second quarter operating efficiency ratio was 69.8% in 2006 and 69.2% a year ago. The Company’s ratio of total operating expenses to average total assets was 2.97% in 2006 and 2005.

Asset Quality- Nonperforming assets (defined by the Company as nonaccrual loans and other real estate owned) totaled $3 million at June 30, 2006, unchanged from December 31, 2005 and a $3 million decrease from June 30, 2005. The reduction in total nonperforming assets at June 30, 2006 versus the comparable 2005 date resulted from the disposal of a commercial other real estate owned property carried at $3 million at June 30, 2005. This property was sold during the third quarter of 2005 with no material impact on the Company’s income statement. At June 30, 2006, December 31, 2005 and June 30, 2005, there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $169 thousand at June 30, 2006, reflecting a decrease of $112 thousand and an increase of $133 thousand, respectively, when compared to year-end 2005 and June 30, 2005.

The allowance for probable loan losses amounted to $16 million or 1.7% of total loans at June 30, 2006 versus $15 million and 1.8%, respectively, at the comparable 2005 date. The allowance for probable loan losses as a percentage of total nonperforming assets decreased to 479% at June 30, 2006 from 512% at December 31, 2005 but increased from 231% one year ago. Based on current economic conditions, management has determined that the current level of the allowance for probable loan losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentration within segments of the loan portfolio, recent charge-off experience and local economic conditions.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
FOR PROBABLE LOAN LOSSES

	Total nonperforming		Allowance as a %
	assets (in		of total
For the period ended	thousands	)	nonperforming assets
12/31/02	$6,317		159.03%
12/31/03	$11,316		94.84%
12/31/04	$7,924		151.69%
12/31/05	$3,069		512.12%
6/30/06	$3,428		478.50%

The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first half of 2006 and 2005 was $1.4 million and $2.5 million, respectively. The Company recorded net loan charge-offs of $721 thousand for the first six months of 2006 and net loan recoveries of $272 thousand during the first half of 2005. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2006. Due to the uncertain nature of the factors cited above, management anticipates incurring loan charge-offs during the remainder of 2006. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(DOLLARS IN THOUSANDS)

	2006			2005
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$538,018	$12,248	4.59%	$539,565	$10,529	3.94%
Federal Home Loan Bank and other restricted stock	2,289	68	5.99	4,706	80	3.43
Federal funds sold	14,114	340	4.86	50	1	2.90
Securities purchased under agreements to
resell	69,782	1,615	4.67	59,471	724	2.45
Interest-bearing deposits	984	23	4.71	5,615	64	2.30
Loans (3)	913,353	37,170	8.21	801,024	28,868	7.27
Total interest-earning assets	1,538,540	$51,464	6.75%	1,410,431	$40,266	5.76%
Non-interest-earning assets	113,212			92,281
Total Assets	$1,651,752			$1,502,712

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$684,475	$8,750	2.58%	$699,737	$5,299	1.53%
Time deposits	460,630	9,945	4.35	265,422	3,250	2.47
Total savings and time deposits	1,145,105	18,695	3.29	965,159	8,549	1.79
Federal funds purchased	3,920	92	4.73	6,909	97	2.83
Securities sold under agreements to
repurchase	-	-	-	22,793	334	2.96
Other borrowed funds	14,691	356	4.89	65,747	964	2.96
Subordinated notes	1,271	56	8.88	-	-	-
Junior subordinated debentures	20,620	857	8.38	20,620	660	6.45
Total interest-bearing liabilities	1,185,607	$20,056	3.41%	1,081,228	$10,604	1.98%
Demand deposits	326,983			304,361
Other liabilities	80,650			14,934
Total Liabilities	1,593,240			1,400,523
Stockholders' Equity	58,512			102,189
Total Liabilities and Stockholders' Equity	$1,651,752			$1,502,712
Net interest income/rate - tax-equivalent basis		$31,408	4.12%		$29,662	4.24%
Less tax-equivalent basis adjustment		(184)			(553)
Net interest income		$31,224			$29,109

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $113 and $468 in 2006 and 2005, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $71 and $85 in 2006 and 2005, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(DOLLARS IN THOUSANDS)

	2006			2005
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$536,007	$6,662	4.99%	$537,444	$5,005	3.74%
Federal Home Loan Bank and other restricted stock	1,720	32	7.46	4,759	49	4.13
Federal funds sold	27,645	335	4.86	99	1	2.91
Securities purchased under agreements to
resell	76,165	944	4.97	35,926	257	2.87
Interest-bearing deposits	936	11	4.71	6,429	39	2.43
Loans (3)	923,656	19,298	8.38	816,008	15,171	7.46
Total interest-earning assets	1,566,129	$27,282	6.99%	1,400,665	$20,522	5.88%
Non-interest-earning assets	120,070			95,444
Total Assets	$1,686,199			$1,496,109

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$675,696	$4,596	2.73%	$690,632	$2,886	1.68%
Time deposits	509,443	5,834	4.59	249,126	1,780	2.87
Total savings and time deposits	1,185,139	10,430	3.53	939,758	4,666	1.99
Federal funds purchased	676	9	5.34	6,534	50	3.07
Securities sold under agreements to
repurchase	-	-	-	38,614	286	2.97
Other borrowed funds	3,156	57	7.24	69,923	545	3.13
Subordinated notes	2,527	56	8.89	-	-	-
Junior subordinated debentures	20,620	442	8.60	20,620	344	6.69
Total interest-bearing liabilities	1,212,118	$10,994	3.64%	1,075,449	$5,891	2.20%
Demand deposits	328,888			303,207
Other liabilities	86,813			15,435
Total Liabilities	1,627,819			1,394,091
Stockholders' Equity	58,380			102,018
Total Liabilities and Stockholders' Equity	$1,686,199			$1,496,109
Net interest income/rate - tax-equivalent basis		$16,288	4.17%		$14,631	4.19%
Less tax-equivalent basis adjustment		(83)			(266)
Net interest income		$16,205			$14,365

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $49 and $225 in 2006 and 2005, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $34 and $41 in 2006 and 2005, respectively.

TABLE 2 - 3

ANALYSIS OF NONPERFORMING ASSETS
AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
JUNE 30, 2006 VERSUS DECEMBER 31, 2005 AND JUNE 30, 2005
(DOLLARS IN THOUSANDS)

NONPERFORMING ASSETS BY TYPE:	PERIOD ENDED:
	6/30/2006	12/31/2005	6/30/2005
Nonaccrual Loans	$3,428	$3,069	$3,726
Other Real Estate Owned ("OREO")	-	-	2,650
Total Nonperforming Assets	$3,428	$3,069	$6,376

Loans 90 Days or More Past Due and Still Accruing	$169	$281	$36
Gross Loans Outstanding	$944,323	$892,022	$837,471

ANALYSIS OF THE ALLOWANCE FOR PROBABLE LOAN LOSSES:	QUARTER ENDED:
	6/30/2006	12/31/2005	6/30/2005
Beginning Balance	$16,183	$15,199	$13,114
Provision	815	596	1,233
Net (Charge-Offs) Recoveries	(595)	(78)	406
Ending Balance	$16,403	$15,717	$14,753

KEY RATIOS:	PERIOD ENDED:
	6/30/2006	12/31/2005	6/30/2005
Allowance as a % of Total Loans	1.7%	1.8%	1.8%

Nonaccrual Loans as a % of Total Loans	0.4%	0.3%	0.4%

Nonperforming Assets (1) as a % of Total Loans and OREO	0.4%	0.3%	0.8%

Allowance for Probable Loan Losses as a % of Nonaccrual Loans	478.5%	512.1%	395.9%

Allowance for Probable Loan Losses as a % of Nonaccrual Loans and
Loans 90 days or More Past Due and Still Accruing	456.0%	469.2%	392.2%

(1) Excludes loans 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2005 in the Company’s Form 10-K. There have been no material changes in the Company’s market risk at June 30, 2006 compared to December 31, 2005.

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

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

As previously reported, the Bank has been named (along with other defendants) in lawsuits related to the activities of Island Mortgage Network, Inc. and certain related companies (“IMN”). Currently, there are two IMN-related litigations pending in which claims have been asserted against the Bank. Those litigations are:

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

-- HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). On or about June 4, 2002, plaintiffs Household Commercial Financial Services, Inc. (“Household”), Matrix Capital Bank (“Matrix”), and HSA Residential Mortgage Services of Texas (“RMST”), commenced this adversary proceeding with respect to the Bank. The Complaint alleges that plaintiffs extended lines of credit to, and entered into mortgage purchase agreements with, defendant IMN. According to the Complaint, millions of dollars of funds that plaintiffs deposited into the accounts at the Bank maintained by IMN to fund mortgages were misappropriated as the result of IMN’s alleged scheme to defraud plaintiffs.

On January 31, 2005, the bankruptcy court ruled on the Bank’s motion for summary judgment. The plaintiffs’ claims for negligence and aiding and abetting a breach of fiduciary duty were dismissed. The claim for aiding and abetting fraud was not dismissed, although the court ruled that one of the plaintiffs (Matrix) could not seek damages for the period after June 6, 2000. In the fourth quarter of 2005, the Bank entered into settlement agreements with Household and Matrix with respect to each of their separate claims.

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to RMST. Prejudgment interest (which will exceed $22 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million. The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements. During the remainder of 2006, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to a post-verdict motion presently pending before the District Court for the Eastern District of New York asking the court to set aside the verdict and enter judgment for the Bank, or, in the alternative, grant a new trial, or, in the alternative, reduce the amount of the judgment. If that motion is unsuccessful, the costs of pursuing an appeal to the United States Court of Appeals for the Second Circuit, including the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal will also need to be incurred.

The Bank believes it has a number of meritorious arguments for its post-verdict motion and a possible appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of the IMN lawsuits cannot be predicted with certainty. It also remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with settling the IMN-related litigations or satisfying any adverse judgments, could have a material adverse effect on the Bank’s results of operations or financial position.

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

The Company’s primary funding sources are proceeds from the Dividend Reinvestment Plan and dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at June 30, 2006, no dividends could be declared without prior approval of those regulatory agencies.  The Bank will continue to seek the approval of the New York State Banking Department to pay future cash dividends as deemed appropriate.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on April 25, 2006. At the meeting, shareholders of the Company voted to:

1.	Elect four Directors for three-year terms expiring in 2009 or upon the election and qualification of their successors; and
2.	Approve the Company’s 2006 Equity Compensation Plan.

Election of Directors
Nominees for election as Directors of the Company and the results are as follows:

NOMINEE	FOR	WITHHELD
Thomas E. Christman	9,001,543	242,128
K. Thomas Liaw	9,030,061	213,610
Richard W. Merzbacher	9,025,522	218,149
Andrew J. Simons	8,926,275	317,396

The names of other Directors of the Company whose term of office continued after the meeting are as follows:
Arthur Dulik, Jr., Thomas F. Goldrick, Jr., Gerard J. McKeon, Joseph F. Munson, John F. Picciano, Daniel T. Rowe, Suzanne H. Rueck, Jeffrey S. Wilks

Approval of the Company’s 2006 Equity Compensation Plan

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES
5,286,297	888,989	121,296	2,947,089

ITEM 6. - EXHIBITS

3.1.1	Certificate of Incorporation

3.1.2	Certificate of Correction

3.1.3	Certificate of Amendment 1996

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANCORP, INC.

8/9/06        /s/ Daniel T. Rowe
Date        Daniel T. Rowe, President

8/9/06        /s/ Brian K. Finneran
Date        Brian K. Finneran, Secretary/Treasurer
(Principal Financial Officer)