Form 10-Q
period 2006-09-30
STATE BANCORP INC
filed 2006-11-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2006

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

Yes [   ]                 No [X]

As of October 27, 2006, there were 11,262,557 shares of registrant's Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2006

PART I

ITEM 1.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS:
CASH AND DUE FROM BANKS	$41,645,560	$49,652,118
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL	-	39,500,000
TOTAL CASH AND CASH EQUIVALENTS	41,645,560	89,152,118
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
$6,363,562 IN 2006 AND $15,944,500 IN 2005)	6,365,934	15,992,882
SECURITIES AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE	527,243,575	522,245,615
TOTAL SECURITIES	533,609,509	538,238,497
FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	3,283,343	2,516,743
LOANS (NET OF ALLOWANCE FOR PROBABLE LOAN LOSSES
OF $16,916,598 IN 2006 AND $15,716,960 IN 2005)	935,799,797	876,304,586
BANK PREMISES AND EQUIPMENT - NET	6,131,788	6,171,005
BANK OWNED LIFE INSURANCE	27,626,479	26,879,935
RECEIVABLE - SECURITIES SALES	5,016,850	-
NET DEFERRED INCOME TAXES	38,505,501	37,457,832
OTHER ASSETS	21,455,502	21,431,797
TOTAL ASSETS	$1,613,074,329	$1,598,152,513

LIABILITIES:
DEPOSITS:
DEMAND	$307,021,461	$333,073,091
SAVINGS	573,024,614	693,822,626
TIME	470,493,701	384,678,229
TOTAL DEPOSITS	1,350,539,776	1,411,573,946
FEDERAL FUNDS PURCHASED	6,500,000	-
OTHER BORROWINGS	35,566,640	18,614,296
SUBORDINATED NOTES	10,000,000	-
JUNIOR SUBORDINATED DEBENTURES	20,620,000	20,620,000
PAYABLE - SECURITIES PURCHASES	10,001,152	-
ACCRUED LEGAL EXPENSES	78,019,886	77,729,137
OVERNIGHT SWEEP ACCOUNTS PAYABLE, NET	26,347,800	-
OTHER ACCRUED EXPENSES, TAXES AND LIABILITIES	10,784,647	13,193,016
TOTAL LIABILITIES	1,548,379,901	1,541,730,395

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED	-	-
250,000 SHARES; 0 SHARES ISSUED
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED 20,000,000 SHARES;
ISSUED 12,222,536 SHARES IN 2006 AND 12,019,426 SHARES IN 2005;
OUTSTANDING 11,234,884 SHARES IN 2006 AND 11,031,774 SHARES IN 2005	61,112,680	60,097,130
SURPLUS	58,147,644	56,424,544
RETAINED DEFICIT	(33,835,264)	(38,601,709)
TREASURY STOCK (987,652 SHARES IN 2006 AND 2005)	(16,646,426)	(16,646,426)
ACCUMULATED OTHER COMPREHENSIVE LOSS
(NET OF TAXES OF ($2,256,547) IN 2006 AND ($2,686,335) IN 2005)	(4,084,206)	(4,851,421)
TOTAL STOCKHOLDERS' EQUITY	64,694,428	56,422,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,613,074,329	$1,598,152,513

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
INTEREST INCOME:
INTEREST AND FEES ON LOANS	$20,012,282	$16,037,045	$57,112,083	$44,820,030
FEDERAL FUNDS SOLD AND SECURITIES
PURCHASED UNDER AGREEMENTS TO RESELL	267,946	354,919	2,223,215	1,079,490
SECURITIES HELD TO MATURITY:
TAXABLE	95,439	119,865	320,752	412,302
TAX-EXEMPT	-	-	-	-
SECURITIES AVAILABLE FOR SALE:
TAXABLE	5,758,882	4,127,649	17,360,912	12,785,153
TAX-EXEMPT	92,069	320,457	384,011	1,457,329
DIVIDENDS	26,611	19,124	64,861	57,374
DIVIDENDS ON FEDERAL HOME LOAN BANK
AND OTHER RESTRICTED STOCK	18,673	54,120	86,937	134,313
TOTAL INTEREST INCOME	26,271,902	21,033,179	77,552,771	60,745,991

INTEREST EXPENSE:
DEPOSITS	10,137,429	5,780,139	28,832,113	14,329,306
TEMPORARY BORROWINGS	172,046	516,375	620,538	1,910,629
SUBORDINATED NOTES	229,570	-	285,552	-
JUNIOR SUBORDINATED DEBENTURES	463,987	372,901	1,321,207	1,033,250
TOTAL INTEREST EXPENSE	11,003,032	6,669,415	31,059,410	17,273,185

NET INTEREST INCOME	15,268,870	14,363,764	46,493,361	43,472,806
PROVISION FOR PROBABLE LOAN LOSSES	788,334	594,000	2,194,998	3,054,000
NET INTEREST INCOME AFTER PROVISION
FOR PROBABLE LOAN LOSSES	14,480,536	13,769,764	44,298,363	40,418,806

NONINTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS	563,079	532,086	1,817,554	1,556,483
NET SECURITY (LOSSES) GAINS	(37,676)	(65,159)	(96,969)	884,743
INCOME FROM BANK OWNED LIFE INSURANCE	263,919	251,132	746,544	772,652
OTHER OPERATING INCOME	619,916	549,870	1,850,678	1,349,966
TOTAL NONINTEREST INCOME	1,409,238	1,267,929	4,317,807	4,563,844
INCOME BEFORE OPERATING EXPENSES	15,889,774	15,037,693	48,616,170	44,982,650

OPERATING EXPENSES:
SALARIES AND OTHER EMPLOYEE BENEFITS	6,957,074	6,612,882	20,147,042	19,537,394
OCCUPANCY	1,244,809	1,141,507	3,705,558	3,547,004
EQUIPMENT	300,171	373,650	907,299	1,078,578
LEGAL	1,375,225	4,932,880	5,233,316	6,773,664
MARKETING AND ADVERTISING	345,275	265,212	1,039,861	804,353
CREDIT AND COLLECTION	155,168	173,926	528,714	514,877
AUDIT AND ASSESSMENT	626,897	316,641	1,185,410	1,095,634
OTHER OPERATING EXPENSES	1,475,990	1,370,851	4,083,581	4,118,958
TOTAL OPERATING EXPENSES	12,480,609	15,187,549	36,830,781	37,470,462

INCOME (LOSS) BEFORE INCOME TAXES	3,409,165	(149,856)	11,785,389	7,512,188
PROVISION (BENEFIT) FOR INCOME TAXES	1,024,053	(235,145)	3,670,798	1,768,650
TOTAL NET INCOME	2,385,112	85,289	8,114,591	5,743,538

OTHER COMPREHENSIVE INCOME (LOSS), NET	3,228,483	(1,631,873)	767,215	(3,623,615)
TOTAL COMPREHENSIVE INCOME (LOSS)	$5,613,595	($1,546,584)	$8,881,806	$2,119,923

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.00	$0.73	$0.52
DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.00	$0.71	$0.50
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	11,190,828	11,018,756	11,133,770	10,982,418
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	11,482,753	11,335,114	11,371,422	11,327,976

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES:
NET INCOME	$8,114,591	$5,743,538
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR PROBABLE LOAN LOSSES	2,194,998	3,054,000
DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT	826,118	1,119,589
AMORTIZATION OF INTANGIBLES	27,103	27,103
AMORTIZATION OF NET PREMIUM ON SECURITIES	783,539	2,639,802
NET SECURITY LOSSES (GAINS)	96,969	(884,743)
NET GAINS ON SALE OF OTHER REAL ESTATE OWNED ("OREO")	-	(43,903)
INCOME FROM BANK OWNED LIFE INSURANCE	(746,544)	(772,652)
INCREASE IN OTHER ASSETS	(1,258,264)	(4,673,815)
(DECREASE) INCREASE IN ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES	(461,370)	4,016,531
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,577,140	10,225,450
INVESTING ACTIVITIES:
PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY	16,000,000	19,997,544
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE	155,089,286	291,253,005
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	88,938,450	149,006,971
PURCHASES OF SECURITIES HELD TO MATURITY	(6,355,173)	(5,992,500)
PURCHASES OF SECURITIES AVAILABLE FOR SALE	(244,012,778)	(442,152,451)
(INCREASE) DECREASE IN FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	(766,600)	237,100
INCREASE IN LOANS - NET	(61,690,209)	(87,205,738)
PROCEEDS FROM SALE OF OREO	-	2,774,139
PURCHASES OF BANK PREMISES AND EQUIPMENT - NET	(786,901)	(651,507)
NET CASH USED IN INVESTING ACTIVITIES	(53,583,925)	(72,733,437)
FINANCING ACTIVITIES:
DECREASE IN DEMAND AND SAVINGS DEPOSITS	(146,849,642)	(7,670,724)
INCREASE IN TIME DEPOSITS	85,815,472	15,417,152
INCREASE IN FEDERAL FUNDS PURCHASED	6,500,000	2,500,000
INCREASE IN SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE	-	36,441,000
INCREASE IN OTHER BORROWINGS	16,952,344	12,878,600
PROCEEDS FROM ISSUANCE OF SUBORDINATED NOTES	10,000,000	-
INCREASE IN OVERNIGHT SWEEP ACCOUNTS PAYABLE, NET	26,347,800	-
CASH DIVIDENDS PAID	(5,004,397)	(4,113,986)
PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN	2,501,168	2,269,311
PROCEEDS FROM STOCK OPTIONS EXERCISED	193,951	496,150
PROCEEDS FROM STOCK ISSUED UNDER DIRECTORS' STOCK PLAN	43,531	-
PURCHASES OF TREASURY STOCK	-	(634,479)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,499,773)	57,583,024
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,506,558)	(4,924,963)
CASH AND CASH EQUIVALENTS - JANUARY 1	89,152,118	73,934,976
CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$41,645,560	$69,010,013
SUPPLEMENTAL DATA:
INTEREST PAID	$30,381,381	$17,219,474
INCOME TAXES PAID	$4,720,093	$4,846,205
ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
AVAILABLE FOR SALE	$927,003	($5,277,053)
DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END	-	$1,652,490

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

					ACCUMULATED	TOTAL	COMPRE-
			RETAINED		OTHER	STOCK-	HENSIVE
	COMMON		(DEFICIT )	TREASURY	COMPREHENSIVE	HOLDERS'	INCOME
	STOCK	SURPLUS	EARNINGS	STOCK	LOSS (INCOME )	EQUITY	(LOSS )
BALANCE, JANUARY 1, 2006	$60,097,130	$56,424,544	($38,601,709)	($16,646,426)	($4,851,421)	$56,422,118
COMPREHENSIVE INCOME:
NET INCOME	-	-	8,114,591	-	-	8,114,591	$8,114,591
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS
ARISING DURING THE PERIOD (1)	-	-	-	-	-		543,879
RECLASSIFICATION
ADJUSTMENT FOR LOSSES
INCLUDED IN NET INCOME (2)	-	-	-	-	-		61,228
CASH FLOW HEDGES (3)	-	-	-	-	-		162,108
TOTAL OTHER
COMPREHENSIVE INCOME	-	-	-	-	767,215	767,215	767,215
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$8,881,806
CASH DIVIDEND
($0.30 PER SHARE)	-	-	(3,348,146)	-	-	(3,348,146)
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (159,483 SHARES AT
95% OF MARKET VALUE)	797,415	1,703,753	-	-	-	2,501,168
STOCK OPTIONS EXERCISED
(16,852 SHARES AT $5.00 PAR VALUE)	84,260	109,691	-	-	-	193,951
RESTRICTED STOCK AWARDS
(23,928 SHARES AT $5.00 PAR VALUE)	119,640	(119,640)	-	-	-	-
STOCK ISSUED UNDER DIRECTORS'
STOCK PLAN (2,847 SHARES AT
$5.00 PAR VALUE)	14,235	29,296	-	-	-	43,531
BALANCE, SEPTEMBER 30, 2006	$61,112,680	$58,147,644	($33,835,264)	($16,646,426)	($4,084,206)	$64,694,428
BALANCE, JANUARY 1, 2005	$49,974,110	$63,014,247	$4,008,970	($15,468,528)	($478,957)	$101,049,842
COMPREHENSIVE INCOME:
NET INCOME	-	-	5,743,538	-	-	5,743,538	$5,743,538
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
ARISING DURING THE PERIOD (1)	-	-	-	-	-		(2,871,290)
RECLASSIFICATION
ADJUSTMENT FOR GAINS
INCLUDED IN NET INCOME (2)	-	-	-	-	-		(577,229)
CASH FLOW HEDGES (3)	-	-	-	-	-		(175,096)
TOTAL OTHER
COMPREHENSIVE LOSS	-	-	-	-	(3,623,615)	(3,623,615)	(3,623,615)
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$2,119,923
CASH DIVIDEND
($0.40 PER SHARE)	-	-	(4,406,178)	-	-	(4,406,178)
6 FOR 5 STOCK SPLIT (1,832,949
SHARES AT $5.00 PAR VALUE)	9,164,745	(9,164,745)	-	-	-	-
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (97,827 SHARES AT
95% OF MARKET VALUE)	489,135	1,780,176	-	-	-	2,269,311
STOCK OPTIONS EXERCISED
(46,310 SHARES AT $5.00 PAR VALUE)	231,550	264,600	-	-	-	496,150
TREASURY STOCK PURCHASED
(31,911 SHARES)	-	-	-	(634,479)	-	(634,479)
BALANCE, SEPTEMBER 30, 2005	$59,859,540	$55,894,278	$5,346,330	($16,103,007)	($4,102,572)	$100,894,569
(1) Net of taxes of $286,155 and ($1,521,020) in 2006 and 2005, respectively.
(2) Net of taxes of $35,741 and $307,514 in 2006 and 2005, respectively.
(3) Net of taxes of $107,892 and ($116,536) in 2006 and 2005, respectively.

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

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, its condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005, its condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2006 and 2005, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's December 31, 2005 Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

Accounting for Stock-Based Compensation

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

No stock options were granted during the nine months ended September 30, 2006. The estimated fair value of options granted during 2005 was $7.62 per share. The fair value of options granted under the Company’s incentive stock option plans during 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

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

In December 2005, the Company’s Board of Directors approved the accelerated vesting of certain incentive stock options previously granted under the 1994 Incentive Stock Option Plan, 1999 Incentive Stock Option Plan and Stock Option Plan (2002) (the “2002 Plan”) (together, the “Plans”). Such approval accelerated the vesting of all unvested incentive stock options granted under the Plans. As a result of the acceleration, unvested options to purchase approximately 399,388 shares of the Company’s common stock became fully vested and immediately exercisable. The affected stock options had exercise prices ranging from $12.45 to $22.63 per share and a weighted average exercise price of $18.77. The affected options included 89,523 options held by the Company’s executive officers. This acceleration was effective as of December 13, 2005. Based upon the December 13, 2005 closing price of the Company’s common stock of $18.35 per share, the Company recorded a one-time pre-tax charge of $36,389 in 2005 as a result of the acceleration.

At September 30, 2006, options for the purchase of 1,044,086 shares were outstanding and exercisable. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005, is $115,232 and $669,009, respectively. The total intrinsic value of exercisable shares at September 30, 2006, is $6,488,138. A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding - January 1, 2006	1,090,529	$14.23
Granted	-	-
Exercised	(16,852)	$11.51
Cancelled or forfeited	(29,591)	$14.96
Outstanding - September 30, 2006	1,044,086	$14.25

The following summarizes shares subject to purchase from options outstanding and exercisable as of September 30, 2006:

Range of Exercise Prices	Shares Outstanding	Weighted - Average Remaining Contractual Life	Weighted - Average Exercise Price	Shares Exercisable	Weighted - Average Exercise Price
$8.25 - $10.33	358,356	3.8 years	$9.86	358,356	$9.86
$10.34 - $13.61	378,486	5.0 years	$12.98	378,486	$12.98
$19.16 - $22.63	307,244	7.9 years	$20.92	307,244	$20.92
	1,044,086	5.5 years	$14.25	1,044,086	$14.25

At the Company’s Annual Meeting of Shareholders held on April 25, 2006, shareholders of the Company approved the adoption of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan is an amendment and restatement of the Company’s 2002 Plan to expand the types of equity compensation awards that the Company can make to its employees. Under the 2006 Plan, the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

In September 2006, the Company awarded 23,928 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company. The restricted stock vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. At September 30, 2006, unearned compensation cost related to nonvested shares of restricted stock was $477,364 which will be expensed over a period of three years.

A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Price Per Share
Nonvested - January 1, 2006	-	-
Granted	23,928	$19.95
Vested	-	-
Nonvested - September 30, 2006	23,928	$19.95

At September 30, 2006, 398,245 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the nine months ended September 30, 2006 and 2005, income associated with these swaps was not material to the financial statements. At September 30, 2006, the total gross notional amount of swap transactions outstanding was $34,900,000. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk. The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000.  This amount, net of taxes of $234,000 and $396,000 as of September 30, 2006 and December 31, 2005, respectively, is included in accumulated other comprehensive income (loss), and continues to be reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. For the nine months ended September 30, 2006 and 2005, the Company recognized expenses associated with unwinding the swap agreements of $270,000 and $79,882, respectively, under the agreements.

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

Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The Company is evaluating the potential impact of this guidance at this time.

In July 2006, the Financial Accounting Standards Board released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for the Company on January 1, 2007.

2. STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of September 30, 2006.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During 2006, the Company did not repurchase any common shares.

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

For the Nine Months Ended September 30,	2006	2005
Net income	$8,114,591	$5,743,538
Average dilutive stock options outstanding	736,842	951,020
Average exercise price per share	$8.09	$10.89
Average market price	$16.92	$20.06
Weighted average common shares outstanding	11,133,770	10,982,418
Increase in shares due to exercise of options - diluted basis	237,652	345,558
Adjusted common shares outstanding - diluted	11,371,422	11,327,976
Net income per share - basic	$0.73	$0.52
Net income per share - diluted	$0.71	$0.50

Options to purchase 307,244 shares and 164,039 shares were outstanding as of September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as the exercise price of the options was greater than the average market price of the common shares for the corresponding year-to-date period.

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at September 30, 2006 and December 31, 2005 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2006
Securities held to maturity:
Government Agency securities	$6,365,934	$3,001	$(5,373)	$6,363,562
Securities available for sale:
Obligations of states and political
subdivisions	11,983,492	33,219	(46,490)	11,970,221
Government Agency securities	321,309,049	325,022	(1,880,244)	319,753,827
Corporate securities	15,203,093	9	(189,802)	15,013,300
Mortgage-backed securities and
collateralized mortgage obligations	184,698,696	107,474	(4,299,943)	180,506,227
Total securities available for sale	533,194,330	465,724	(6,416,479)	527,243,575
Total securities	$539,560,264	$468,725	($6,421,852)	$533,607,137

December 31, 2005
Securities held to maturity:
Government Agency securities	$15,992,882	$1,591	($49,973)	$15,944,500
Securities available for sale:
Obligations of states and political
subdivisions	18,728,632	18,514	(108,996)	18,638,150
Government Agency securities	291,550,547	7,530	(2,603,275)	288,954,802
Corporate securities	19,306,974	-	(257,435)	19,049,539
Mortgage-backed securities and
collateralized mortgage obligations	199,537,218	81,930	(4,016,024)	195,603,124
Total securities available for sale	529,123,371	107,974	(6,985,730)	522,245,615
Total securities	$545,116,253	$109,565	($7,035,703)	$538,190,115

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

Information pertaining to securities with gross unrealized losses at September 30, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2006
Securities held to maturity:
Government Agency securities	($5,373)	$3,935,188	$-	$-	($5,373)	$3,935,188

Securities available for sale:
Obligations of states and political
subdivisions	(18,382)	4,627,190	(28,108)	4,753,812	(46,490)	9,381,002
Government Agency securities	(181,261)	84,547,393	(1,698,983)	189,823,481	(1,880,244)	274,370,874
Corporate securities	(3)	1,002,120	(189,799)	11,997,300	(189,802)	12,999,420
Mortgage-backed securities and
collateralized mortgage obligations	(83,585)	10,796,429	(4,216,358)	148,254,920	(4,299,943)	159,051,349
Total securities available for sale	(283,231)	100,973,132	(6,133,248)	354,829,513	(6,416,479)	455,802,645
Total securities	($288,604)	$104,908,320	($6,133,248)	$354,829,513	($6,421,852)	$459,737,833

December 31, 2005
Securities held to maturity:
Government Agency securities	($49,973)	$14,947,500	$-	$-	($49,973)	$14,947,500

Securities available for sale:
Obligations of states and political
subdivisions	(80,749)	13,360,765	(28,247)	3,026,730	(108,996)	16,387,495
Government Agency securities	(1,283,825)	186,387,521	(1,319,450)	94,559,752	(2,603,275)	280,947,273
Corporate securities	(9,982)	7,042,140	(247,453)	12,007,400	(257,435)	19,049,540
Mortgage-backed securities and
collateralized mortgage obligations	(1,271,888)	91,561,270	(2,744,136)	95,865,250	(4,016,024)	187,426,520
Total securities available for sale	(2,646,444)	298,351,696	(4,339,286)	205,459,132	(6,985,730)	503,810,828
Total securities	($2,696,417)	$313,299,196	($4,339,286)	$205,459,132	($7,035,703)	$518,758,328

The securities that have been in a continuous loss position for 12 months or longer at September 30, 2006 are categorized as: (1) adjustable rate mortgage-backed securities totaling $46,167,730, (2) fixed rate mortgage-backed securities totaling $102,087,190, (3) fixed rate U.S. Government Agency securities totaling $189,823,481, (5) fixed rate corporate debt securities totaling $11,997,300 and (6) fixed rate municipal securities totaling $4,753,812.

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

The securities that have been in a continuous loss position for 12 months or longer at September 30, 2006 were purchased in an environment of historically low interest rates. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security’s ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, the ability to hold these securities until maturity exists. However, those classified as “available for sale” could be sold, regardless of their market value, should business conditions warrant such sale.

5. LOANS

The recorded investment in loans that are considered to be impaired, for the quarter ended September 30, 2006 and for the year ended December 31, 2005, is summarized below.

	For the Quarter Ended September 30, 2006	For the Year Ended December 31, 2005
Amount measured using the present value of expected future cash flows, discounted at each loan’s effective interest rate	$-	$-
Impaired collateral-dependent loans	1,901,371	1,471,128
Total amount evaluated as impaired	$1,901,371	$1,471,128
Average impaired loan balance	$1,965,487	$2,012,540

As a result of the Company's evaluation of impaired loans, an allowance for probable loan losses of approximately $1,000,000 and $734,000 was established for $1,901,371 and $1,471,128 of the total impaired loans at September 30, 2006 and December 31, 2005, respectively. Interest income of $201,305 and $70,024 was recognized on impaired loans for the nine months ended September 30, 2006 and 2005, respectively, while interest income of $18,722 and $23,333 was recognized on impaired loans for the three months ended September 30, 2006 and 2005, respectively.

Activity in the allowance for probable loan losses for the nine months ended September 30, 2006 and 2005 is as follows:

	2006	2005
Balance, January 1	$15,716,960	$12,020,443
Provision charged to income	2,194,998	3,054,000
Charge-offs	(1,260,557)	(705,404)
Recoveries	265,197	830,009
Balance, September 30	$16,916,598	$15,199,048

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

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York.  On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to RMST.  Prejudgment interest (which will exceed $25 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million.  The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements.  As previously disclosed in a September 28, 2006 Form 8-K filing, a post-verdict motion to set aside or modify the verdict was denied. Although the entry of a formal judgment has been postponed, pending resolution of a claim by RMST for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the above $74.2 million), the Company intends to pursue an appeal to the United States Court of Appeals for the Second Circuit. During the remainder of 2006 and into 2007, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to pursuing the appeal, the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal.

The Bank believes it has a number of meritorious arguments for its appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of such an appeal cannot be predicted. It also remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims.  The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with any additional claims, could have a material adverse effect on the Bank’s results of operations or financial position.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

7. INCOME TAX MATTERS

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Department”) with respect to its New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company’s tax liability should be increased by $4,831,837 (including $1,723,864 in penalties and interest through March 13, 2006, and interest continues to accrue) for those years. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,642,825, the Company’s net tax liability would be approximately $3,189,012. This increase in tax is based on the Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $4,019,000, after taking into consideration the estimated Federal tax benefit. A notice of its intention to audit calendar years 2002 - 2004 has been received from the Department.

The Company disagrees with the Department’s findings and intends to vigorously contest the notice of deficiency through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at September 30, 2006 or December 31, 2005 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Management believes, as of September 30, 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject. There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

				To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$72,721	4.48%	$64,929	4.00%	N/A	N/A
The Bank	$82,349	5.08%	$64,842	4.00%	$81,052	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$72,721	6.47%	$44,959	4.00%	N/A	N/A
The Bank	$82,349	7.33%	$44,938	4.00%	$67,407	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$96,813	8.61%	$89,954	8.00%	N/A	N/A
The Bank	$96,426	8.58%	$89,908	8.00%	$112,385	10.00%

As of September 30, 2005:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$122,450	8.12%	$60,320	4.00%	N/A	N/A
The Bank	$121,266	8.04%	$60,331	4.00%	$75,414	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$122,450	11.60%	$42,224	4.00%	N/A	N/A
The Bank	$121,266	11.49%	$42,216	4.00%	$63,324	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$135,673	12.85%	$84,466	8.00%	N/A	N/A
The Bank	$134,482	12.74%	$84,447	8.00%	$105,559	10.00%

Dividends declared by the Company and the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies. At September 30, 2006, based on its current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval. The Bank will continue to seek the approval of the New York State Banking Department to pay future cash dividends as deemed appropriate.

9. REVOLVING CREDIT AGREEMENT

On June 6, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a correspondent bank. Under the Credit Agreement, the correspondent bank has made available to the Company a revolving line of credit of up to $10,000,000, of which $500,000 was outstanding at September 30, 2006. All amounts outstanding under the Credit Agreement will bear interest at a rate equal to LIBOR plus 160 basis points and will be due and payable on January 31, 2008. The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including but not limited to limitations on other encumbrances, other indebtedness, mergers, acquisitions, asset sales, and investments, as well as maintenance of the following financial ratios (measured quarterly beginning June 30, 2006).

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

11. SUBSEQUENT EVENT

As disclosed in the Company’s Current Report on Form 8-K, filed on November 7, 2006 (incorporated by reference into this Report), effective November 6, 2006, the Board of Directors of the Company and the Bank have appointed Thomas M. O’Brien as the President and Chief Operating Officer (“COO”) of the Company and the Bank, respectively. Mr. O’Brien has also been elected to the Board of Directors of the Company and the Board of Directors of the Bank for terms expiring at the next annual meeting of shareholders. The Company and the Bank have entered into an employment agreement with Mr. O’Brien for a term of five years. The employment agreement provides for him to continue as the President and COO of the Bank and the Company until such time as the incumbent Chief Executive Officer (“CEO”) relinquishes the CEO title, at which time he will become the CEO of the Company and the Bank. Also effective November 6, 2006, Richard Merzbacher was appointed a Vice Chairman and Chief Administrative Officer of the Bank and Daniel T. Rowe was appointed a Vice Chairman and Chief Administrative Officer of the Company. Prior to November 6, 2006, Mr. Merzbacher had been President of the Bank and Mr. Rowe had been President of the Company.

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

As of September 30, 2006, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.4 billion and stockholders' equity of approximately $65 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.			Over/
(dollars in thousands, except per share data)			(under )
As of or for the nine months ended September 30,	2006	2005	2005
Revenue (1)	$50,811	$48,037	6%
Operating expenses	$36,831	$37,470	(2)%
Provision for probable loan losses	$2,195	$3,054	(28)%
Net income	$8,115	$5,744	41%
Net income per share - diluted	$0.71	$0.50	42%
Dividend payout ratio	41.2%	76.7%	(3,550)	bp
Return on average total stockholders' equity	18.16%	7.47%	1,069	bp
Tier I leverage ratio	4.48%	8.12%	(364)	bp
Tier I risk-based capital ratio	6.47%	11.60%	(513)	bp
Total risk-based capital ratio	8.61%	12.85%	(424)	bp
bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total noninterest income.

Opportunities, Risks and Threats - The Company will continue to focus on its core business strengths of careful expansion of the loan and lease portfolios, deposit generation, capital management and strategies to improve noninterest income. The Bank opened its sixteenth branch facility in Westbury, Long Island in January of 2006 and, thus far, this location has provided deposit and loan growth opportunities from a strategic location on a main thoroughfare contiguous to an industrial park in the heart of Nassau County. The Company continues to expand its staff of professional bankers in the areas of branch banking, professional services deposit generation and commercial lending. Industry consolidation continues to provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration. Additional strategic technology upgrades and new products as they are introduced are expected to support branch deposit growth and improve cross-selling efforts in all areas of the organization.

The adverse jury verdict in the IMN litigation coupled with a difficult interest rate environment provides significant operating and non-operating challenges for management and the Board of Directors. Competition in the Company’s tri-county trade area for its traditional small business and middle market commercial and industrial customer base continues to intensify with each passing day from a variety of new and existing competitors through de novo branching, acquisition and strategic alliances.

By continuing our long-standing philosophy of Measured, Orderly Growth, maintaining a “Customer First” attitude and adhering to the ideals contained in our mission statement which are continually reinforced by our Board of Directors and executive management team, the Company has been able to apply a consistent standard of excellence honed over many years that management is hopeful will again lead to productive results throughout the current year and beyond.

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

THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

LOAN PORTFOLIO AND THE ALLOWANCE
FOR PROBABLE LOAN LOSSES

	Loans (net of
	unearned income)		Allowance as a %
For the period ended	(in thousands	)	of total loans
12/31/02	$620,384		1.62%
12/31/03	$711,216		1.51%
12/31/04	$778,191		1.54%
12/31/05	$892,022		1.76%
9/30/06	$952,716		1.78%

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

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Department”) with respect to its New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that the Company’s tax liability should be increased by $4,831,837 (including $1,723,864 in penalties and interest through March 13, 2006, and interest continues to accrue) for those years. After deducting the estimated Federal tax benefit arising from this matter in the amount of $1,642,825, the Company’s net tax liability would be approximately $3,189,012. This increase in tax is based on the Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years including interest would be approximately $4,019,000, after taking into consideration the estimated Federal tax benefit. A notice of its intention to audit calendar years 2002 - 2004 has been received from the Department.

The Company disagrees with the Department’s findings and intends to vigorously contest the notice of deficiency through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that the Company will succeed in refuting the Department’s position. Accordingly, no liability or reserve has been recognized in the consolidated balance sheets at September 30, 2006 or December 31, 2005 with respect to this matter. However, no assurance can be given as to whether or to what extent the Company will be required to pay the amount of the tax liability asserted by the Department or whether additional tax will be assessed for years subsequent to calendar year 2001.

Other-Than-Temporary Impairment of Investment Securities - If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at September 30, 2006. When compared to December 31, 2005, total assets increased by $15 million or 1%. This growth was primarily attributable to an increase in the loan portfolio of $60 million, partially offset by declines in overnight securities purchased under agreements to resell and total investment securities of $40 million and $5 million, respectively. The growth in the loan portfolio resulted primarily from increases in commercial mortgages and commercial loans.

At September 30, 2006, total deposits were $1.4 billion, a decrease of $61 million or 4% when compared to December 31, 2005. This was largely attributable to decreases in brokered time deposits, time deposits of $100,000 or more, NOW, savings, money market and demand deposits of $15 million, $45 million, $68 million, $30 million, $23 million and $26 million, respectively. Partially offsetting these declines was a $146 million increase in time deposits of less than $100,000 resulting primarily from a retail certificate of deposit promotion conducted by the Bank earlier this year. Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 65% of total deposits at September 30, 2006 compared to 73% at year-end 2005. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost borrowings. Short-term borrowed funds, primarily Federal funds purchased and Federal Home Loan Bank of New York (“FHLB”) advances, totaled $42 million at September 30, 2006, an increase of $23 million from year-end. In addition, $26 million in overnight sweep accounts payable, net, was outstanding at September 30, 2006. This amount represents various customer funds awaiting transfer to a sweep product.

Capital - The Company’s capital position has provided the platform for its historically successful financial performance, efficient utilization of resources and its capacity to expand its assets and increase earnings. The Company strives to maintain a level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators.

Throughout the year, the Company's capital grows by the amount of its net income earned and common stock issued net of cash dividends paid to stockholders and shares repurchased. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst supporting the Company's future growth of assets and stockholder value. Total stockholders’ equity amounted to $65 million at September 30, 2006, representing an $8 million increase and a $36 million decrease, respectively, from December 31 and September 30, 2005. The decrease from the year ago period reflects the recording in 2005 of a net loss of $36.5 million, $6.1 million in cash dividends paid on common stock and $1.2 million in capital utilized to repurchase the Company’s common shares. The Company has no plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

At September 30, 2006, the Bank's Tier I leverage ratio was 5.08% while its risk-based ratios were 7.33% for Tier I capital and 8.58% for total capital. The Bank’s ratios exceed the regulatory minimum guidelines and, therefore, the Bank is deemed “adequately capitalized” under existing regulatory guidelines.

Table 2-1 summarizes the Company's capital ratios as of September 30, 2006 and compares them to current minimum regulatory guidelines and December 31 and September 30, 2005 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
September 30, 2006	4.48%	6.47%	8.61%
December 31, 2005	4.30%	6.00%	7.25%
September 30, 2005	8.12%	11.60%	12.85%

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

CASH DIVIDENDS AND DIVIDEND PAYOUT RATIOS (1)

For the period ended	Dividends	Payout ratio
12/31/02	$4,414,379	39.06%
12/31/03	$4,647,399	38.68%
12/31/04	$5,214,318	38.98%
12/31/05	$6,062,429	-
9/30/06	$3,348,146	41.26%

(1) Due to the net loss recorded in 2005, the 12/31/05 payout ratio is not statistically meaningful and is therefore not shown.

The Company’s primary funding sources are proceeds from the Dividend Reinvestment and Stock Purchase Plan (“DRP”) and dividends from the Bank. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to declare dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. At September 30, 2006, based on its current and retained earnings, the Bank is prohibited from declaring dividends without regulatory approval. Upon application by the Bank to declare dividends and the subsequent granting of regulatory approval, for the first nine months of 2006 the Company’s Board of Directors (the “Board”) declared cash dividends on the Company’s common stock amounting to $0.30 per share and a total of $3.3 million distributed to shareholders. It is anticipated that the declaration of future cash dividends, contingent upon regulatory approval, will be considered by the Board on a quarterly basis. The Bank will continue to seek the approval of the New York State Banking Department to pay future cash dividends as deemed appropriate.

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

During 2002 and 2003, the Company enhanced its Tier I capital position through the issuance of a total of $20 million in trust preferred securities through pooled offering structures. The trust preferred securities, which currently qualify as Tier I capital for regulatory capital purposes, were issued by newly established subsidiaries. The securities bear an interest rate tied to three-month LIBOR and are redeemable by the Company in whole or in part after five years or earlier under certain circumstances. During the third quarter of 2006, the weighted-average rate on all trust preferred securities was 8.51%.

Although the Company may be dependent on proceeds from the DRP and Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures. During 2006, all required trust preferred interest payments have been made as scheduled.

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

The Funds Management Committee and the Asset/Liability Management Committee (ALCO) are jointly responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs. This Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Funding sources available include retail, commercial and municipal deposits, purchased liabilities and stockholders' equity. At September 30, 2006, access to approximately $117 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At September 30, 2006, approximately $10 million in formal and $72 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2006 approximately $42 million was outstanding under such lines of credit with FHLB and correspondent banks. In addition, also available was a $10 million secured revolving line of credit with a correspondent bank which matures on January 31, 2008, of which $500 thousand was outstanding at September 30, 2006. Pursuant to authorization limits set by the Board, management may, with prior regulatory approval, also access the brokered deposit market for funding. As of September 30, 2006, no brokered deposits were utilized. Management believes that funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2006 and 2005, commitments to originate loans and commitments under unused lines of credit amounted to approximately $301 million and $273 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2006 and 2005, letters of credit outstanding were approximately $18 million and $12 million, respectively. At September 30, 2006, the uncollateralized portion was approximately $2 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At September 30, 2006, the total gross notional amount of swap transactions outstanding was $35 million.

Also outstanding were various leases covering certain equipment, branches, office space and land. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: for the remainder of 2006, $700 thousand; in 2007, $2.8 million; in 2008, $2.7 million; in 2009, $2.6 million; in 2010, $2.2 million; and the remainder to 2016, $2.8 million.

Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of September 30, 2006.

Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Leases covering various equipment, branches, office space and land	$13,781	$2,828	$5,347	$4,101	$1,505
Overnight sweep accounts payable, net	26,348	26,348	-	-	-
Federal funds purchased	6,500	6,500	-	-	-
FHLB overnight borrowings	35,000	35,000	-	-	-
Obligations under equipment lease financing	67	31	36	-	-
Payable - securities purchases	10,001	10,001	-	-	-
Secured revolving line of credit	500	-	500	-	-
Subordinated notes	10,000	-	-	-	10,000
Junior subordinated debentures	20,620	-	-	-	20,620
	$122,817	$80,708	$5,883	$4,101	$32,125

Material Changes in Results of Operations for the Nine Months Ended September 30, 2006 versus 2005 - Net income for the nine months ended September 30, 2006 was $8.1 million, an increase of $2.4 million or 41.3%, when compared to the same 2005 period, principally as a result of growth in net interest income and reductions in the provision for probable loan losses and total operating expenses. These positive factors were partially offset by lower noninterest income and an increased effective income tax rate. Diluted earnings per common share were $0.71 in 2006 and $0.50 in 2005. The Company’s returns on average stockholders’ equity and assets were 18.16% and 0.66% in 2006 and 7.47% and 0.51% in 2005, respectively.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 6.9% to $46.5 million as the result of an 8% or $119 million increase in average interest-earning assets. This was largely the result of a $109 million or 13% increase in average loans, primarily commercial loans and commercial mortgages, along with increases of $5 million and $4 million in average investment securities, including FHLB and other restricted stock, and money market investments, respectively. The growth in the investment portfolio was attributable to an increase in Government Agency securities, offset in part by declines in mortgage-backed and short-term tax-exempt municipal securities.

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

Funding the growth in average interest-earning assets was an increase in average total deposits of $181 million or 14%. Driving the deposit growth were increases in time deposits and demand accounts of $198 million and $19 million, respectively. Core deposit balances (demand, savings, money fund and NOW deposits) declined $17 million or 2% in 2006 and provided funding at an average cost of 1.75% that has allowed the Company to reduce its dependence on higher-cost wholesale alternatives. Average short-term borrowed funds fell $67 million during the first nine months of 2006 as compared to the same period in 2005, primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $48 million and $19 million, respectively.

These activities resulted in a fully taxable equivalent (“FTE”) net interest margin of 4.09% for the first nine months of 2006. While remaining strong, the net interest margin has declined 10 basis points from 4.19% one year ago. This decline was the result of a 108 basis point increase in the Company’s cost of funds to a weighted average rate of 2.72%, offset in part by a 98 basis point increase in the Company’s FTE yield on interest-earning assets to 6.81%. The higher cost of funds reflects the higher interest rate environment in 2006 as well as growth in time deposit balances and intense competition for deposits within the Company’s market area. The widening of the Company’s yield on interest-earning assets was primarily due to growth in the loan portfolio during 2006.

Total noninterest income decreased by 5.4% to $4.3 million for the first nine months of 2006 as compared to 2005 principally as a result of a reduction in net security gains. Net security losses amounted to $97 thousand in 2006 versus net gains of $885 thousand in 2005. Service charges on deposit accounts increased by 16.8% due to growth in deposit-related fees and overdraft charges. Other operating income improved by $501 thousand or 37.1% as the result of increases in letter of credit fees, merchant services income, sweep account fees, Certificate of Deposit Account Registry Service (“CDARS”) fees and financial products income during 2006.

Revenue of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the nine months ended September 30,	2006	2005	2005
Net interest income	$46,493	$43,473	7%
Service charges on deposit accounts	1,818	1,556	17%
Net security (losses) gains	(97)	885	N/M (1)
Income from bank owned life insurance	747	773	(3)%
Other operating income	1,850	1,350	37%
Total revenue	$50,811	$48,037	6%

(1) N/M - denotes not meaningful.

Total operating expenses decreased by 1.7% to $36.8 million during 2006 when compared to last year. The principal reason for this reduction was a $1.5 million decrease in legal expenses related to the IMN litigation. The financial impact of the adverse jury verdict in the last pending warehouse lender case (HSA Residential Mortgage Services of Texas v. State Bank of Long Island), prejudgment interest and certain other potential costs were recorded by the Company during the fourth quarter of 2005. The expenses associated with the January 2006 trial, the continued accrual of pre-judgment interest at a statutory rate of 9% per annum and costs associated with a post-verdict motion, accounted for the legal expenses in 2006. Total legal expenses declined when compared to the comparable 2005 period due to settlement expenses recorded during last year’s third quarter. As disclosed in a September 28, 2006 Form 8-K filing, the post-verdict motion was denied. Although no formal judgment has been entered to date, the Company intends to pursue an appeal to the United States Court of Appeals for the Second Circuit. The cost of such an appeal, including the cost of obtaining a supersedeas bond to stay enforcement of the judgment and the accrual of post-judgment interest during the pendency of such an appeal, is expected to be incurred during the fourth quarter of 2006 and in 2007. Such costs are not specifically quantifiable at this time. In addition, equipment expenses declined 15.9% as the result of lower depreciation costs. Other operating expenses decreased during 2006 as the result of a successful certiorari proceeding associated with an other real estate owned property formerly owned by the Company.

Somewhat offsetting these expense improvements were increases in several expense categories. Salaries and benefits rose by 3.1% during the first nine months of 2006 as the result of growth in staff coupled with higher medical and other benefit-related costs. Occupancy costs increased by 4.5% to $3.7 million as the result of the opening of the Bank’s Westbury branch in January 2006 as well as higher utility costs and real estate taxes. Marketing and advertising expenses increased by 29.3% due to higher costs associated with various Bank product promotions and the opening of the Westbury branch. Credit and collection fees increased by 2.7% due to higher costs associated with loan collection efforts and increased credit check expenses. Audit and assessment expenses increased 8.2% largely due to higher Federal Deposit Insurance Corporation (“FDIC”) deposit assessment fees.

Operating expenses of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the nine months ended September 30,	2006	2005	2005
Salaries and other employee benefits	$20,147	$19,537	3%
Occupancy	3,706	3,547	4%
Equipment	907	1,078	(16)%
Legal	5,233	6,774	(23)%
Marketing and advertising	1,040	804	29%
Credit and collection	529	515	3%
Audit and assessment	1,185	1,096	8%
Other operating expenses	4,084	4,119	(1)%
Total operating expenses	$36,831	$37,470	(2)%

The above factors resulted in an operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and noninterest income, excluding net securities gains) of 71.4% for the first nine months of 2006 as compared to 77.7% in 2005. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, decreased during the first nine months of 2006 to 2.99% from a level of 3.33% in 2005.

Income tax expense increased by $1.9 million in 2006 versus last year. The Company’s effective tax rate was 31.1% in 2006 and 23.5% in 2005. The increase in the effective tax rate resulted primarily from a reduction in tax-exempt income recorded in 2006.

Material Changes in Results of Operations for the Three Months Ended September 30, 2006 versus 2005 - Net income for the three months ended September 30, 2006 was $2.4 million, an increase of $2.3 million when compared to the same 2005 period. The factors contributing to the growth in third quarter 2006 earnings were a 6.3% improvement in net interest income, an 11.1% increase in noninterest income and a 17.8% decline in total operating expenses. Partially offsetting these positive factors were a $194 thousand increase in the provision for probable loan losses primarily related to one credit at the Bank’s leasing subsidiary and an increase of $1.3 million in income tax expense as a tax benefit was recorded during the third quarter of 2005. Diluted earnings per common share were $0.20 in 2006 and $0.00 in 2005. The Company’s returns on average stockholders’ equity and assets were 15.22% and 0.58% in 2006 and 0.33% and 0.02% in 2005, respectively.

The reasons supporting the third quarter earnings performance are similar to those already presented in the nine-month analysis, except as indicated below. As shown in Table 2-2 (B) following this narrative, the increase of $905 thousand in net interest income resulted from a 7% or $100 million increase in average interest-earning assets. This was largely due to a $104 million or 12% increase in average loans, primarily commercial loans and commercial mortgages, along with an increase of $26 million in average investment securities, offset in part by a decline of $27 million in money market investments. Funding the growth in average interest-earning assets was an increase in average time deposits of $204 million or 69%. Average short-term borrowed funds fell $47 million during the third quarter of 2006 as compared to the same period in 2005, primarily attributable to decreases in FHLB advances and securities sold under agreements to repurchase of $38 million and $10 million, respectively. These activities resulted in an FTE net interest margin of 4.05% for the third quarter of 2006, declining five basis points from 4.10% one year ago and resulting from the impact of higher interest rates, continued flatness of the yield curve and a shift in the Company’s funding mix to a greater percentage of time deposits versus core funding during 2006. A 102 basis point increase in the Company’s cost of funds to a weighted average rate of 2.90% was offset in part by a 97 basis point increase in the Company’s FTE yield on interest-earning assets to 6.95%.

Total noninterest income increased $141 thousand to $1.4 million for the third quarter of 2006 as compared to 2005 principally as a result of higher financial products and CDARS fee income. Net security losses amounted to $38 thousand in 2006 versus $65 thousand in 2005. Reductions in legal, equipment and credit and collection expenses accounted for the decline in operating expenses in 2006. The Company’s third quarter operating efficiency ratio was 73.7% in 2006 and 95.1% a year ago. The Company’s third quarter ratio of total operating expenses to average total assets decreased to 3.04% from a level of 4.00% in 2005.

Asset Quality - Nonperforming assets, defined by the Company as nonaccrual loans and other real estate owned (“OREO”), totaled $3 million at September 30, 2006, unchanged from December 31, 2005 and September 30, 2005. At September 30, 2006, December 31, 2005 and September 30, 2005, the Company held no OREO and there were no restructured accruing loans. Loans 90 days or more past due and still accruing interest totaled $51 thousand at September 30, 2006, reflecting decreases of $230 thousand and $242 thousand, respectively, when compared to year-end 2005 and September 30, 2005.

The allowance for probable loan losses amounted to $17 million or 1.8% of total loans at September 30, 2006 versus $15 million and 1.8%, respectively, at the comparable 2005 date. The allowance for probable loan losses as a percentage of total nonperforming assets increased to 549% at September 30, 2006 from 512% at December 31, 2005 and 478% one year ago. Based on current economic conditions, management has determined that the current level of the allowance for probable loan losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentration within segments of the loan portfolio, recent charge-off experience and local economic conditions.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

TOTAL NONPERFORMING ASSETS AND THE ALLOWANCE
FOR PROBABLE LOAN LOSSES

	Total nonperforming		Allowance as a %
	assets (in		of total
For the period ended	thousands	)	nonperforming assets
12/31/02	$6,317		159.03%
12/31/03	$11,316		94.84%
12/31/04	$7,924		151.69%
12/31/05	$3,069		512.12%
9/30/06	$3,079		549.43%

The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The provision for probable loan losses for the first nine months of 2006 and 2005 was $2.2 million and $3.1 million, respectively. The Company recorded net loan charge-offs of $995 thousand for the first nine months of 2006 and net loan recoveries of $125 thousand during the first nine months of 2005. The provision for probable loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2006. Due to the uncertain nature of the factors cited above, management anticipates incurring loan charge-offs during the remainder of 2006. A further review of the Company's nonperforming assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(DOLLARS IN THOUSANDS)

	2006			2005
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$535,254	$18,251	4.56%	$527,632	$15,175	3.85%
Federal Home Loan Bank and other restricted stock	2,122	87	5.48	4,437	134	4.04
Federal funds sold	15,724	588	5.00	513	14	3.65
Securities purchased under agreements to
resell	46,778	1,635	4.67	53,119	1,065	2.68
Interest-bearing deposits	1,096	39	4.76	6,009	109	2.43
Loans (3)	926,351	57,216	8.26	816,938	44,944	7.36
Total interest-earning assets	1,527,325	$77,816	6.81%	1,408,648	$61,441	5.83%
Non-interest-earning assets	117,043			95,415
Total Assets	$1,644,368			$1,504,063

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$659,720	$12,925	2.62%	$695,783	$8,652	1.66%
Time deposits	473,294	15,907	4.49	275,215	5,677	2.76
Total savings and time deposits	1,133,014	28,832	3.40	970,998	14,329	1.97
Federal funds purchased	3,740	139	4.97	6,661	152	3.05
Securities sold under agreements to
repurchase	-	-	-	18,639	427	3.06
Other borrowed funds	12,088	481	5.32	57,181	1,332	3.11
Subordinated notes	4,212	286	9.08	-	-	-
Junior subordinated debentures	20,620	1,321	8.57	20,620	1,033	6.70
Total interest-bearing liabilities	1,173,674	$31,059	3.54%	1,074,099	$17,273	2.15%
Demand deposits	325,127			306,216
Other liabilities	85,821			20,968
Total Liabilities	1,584,622			1,401,283
Stockholders' Equity	59,746			102,780
Total Liabilities and Stockholders' Equity	$1,644,368			$1,504,063
Net interest income/rate - tax-equivalent basis		$46,757	4.09%		$44,168	4.19%
Less tax-equivalent basis adjustment		(264)			(695)
Net interest income		$46,493			$43,473

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $160 and $571 in 2006 and 2005, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $104 and $124 in 2006 and 2005, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(DOLLARS IN THOUSANDS)

	2006			2005
	Average		Average	Average		Average
	Balance(1)	Interest	Yield/Cost	Balance(1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$529,816	$6,003	4.50%	$504,156	$4,646	3.66%
Federal Home Loan Bank and other restricted stock	1,794	19	4.20	3,907	54	5.48
Federal funds sold	18,891	248	5.21	1,425	13	3.70
Securities purchased under agreements to
resell	1,522	20	5.21	40,621	341	3.33
Interest-bearing deposits	1,318	16	4.82	6,784	45	2.63
Loans (3)	951,922	20,046	8.35	848,245	16,076	7.52
Total interest-earning assets	1,505,263	$26,352	6.95%	1,405,138	$21,175	5.98%
Non-interest-earning assets	124,577			101,582
Total Assets	$1,629,840			$1,506,720

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$613,572	$4,175	2.70%	$690,558	$3,353	1.93%
Time deposits	498,208	5,962	4.75	294,481	2,427	3.27
Total savings and time deposits	1,111,780	10,137	3.62	985,039	5,780	2.33
Federal funds purchased	3,386	47	5.51	6,174	55	3.53
Securities sold under agreements to
repurchase	-	-	-	10,465	93	3.53
Other borrowed funds	6,966	125	7.12	40,327	368	3.62
Subordinated notes	10,000	230	9.13	-	-	-
Junior subordinated debentures	20,620	464	8.93	20,620	373	7.18
Total interest-bearing liabilities	1,152,752	$11,003	3.79%	1,062,625	$6,669	2.49%
Demand deposits	321,475			309,864
Other liabilities	93,440			30,288
Total Liabilities	1,567,667			1,402,777
Stockholders' Equity	62,173			103,943
Total Liabilities and Stockholders' Equity	$1,629,840			$1,506,720
Net interest income/rate - tax-equivalent basis		$15,349	4.05%		$14,506	4.10%
Less tax-equivalent basis adjustment		(80)			(142)
Net interest income		$15,269			$14,364

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $47 and $102 in 2006 and 2005, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $33 and $40 in 2006 and 2005, respectively.

TABLE 2 - 3

ANALYSIS OF NONPERFORMING ASSETS
AND THE ALLOWANCE FOR PROBABLE LOAN LOSSES
SEPTEMBER 30, 2006 VERSUS DECEMBER 31, 2005 AND SEPTEMBER 30, 2005
(DOLLARS IN THOUSANDS)

NONPERFORMING ASSETS BY TYPE:
	PERIOD ENDED:
	9/30/2006	12/31/2005	9/30/2005
Nonaccrual Loans	$3,079	$3,069	$3,182
Other Real Estate Owned ("OREO")	-	-	-
Total Nonperforming Assets	$3,079	$3,069	$3,182

Loans 90 Days or More Past Due and Still Accruing	$51	$281	$293
Gross Loans Outstanding	$952,716	$892,022	$865,013

ANALYSIS OF THE ALLOWANCE FOR PROBABLE LOAN LOSSES:
	QUARTER ENDED:
	9/30/2006	12/31/2005	9/30/2005
Beginning Balance	$16,403	$15,199	$14,753
Provision	788	596	594
Net Charge-Offs	(275)	(78)	(148)
Ending Balance	$16,916	$15,717	$15,199

KEY RATIOS:
	PERIOD ENDED:
	9/30/2006	12/31/2005	9/30/2005
Allowance as a % of Total Loans	1.8%	1.8%	1.8%

Nonaccrual Loans as a % of Total Loans	0.3%	0.3%	0.4%

Nonperforming Assets (1) as a % of Total Loans and OREO	0.3%	0.3%	0.4%

Allowance for Probable Loan Losses as a % of Nonaccrual Loans	549.4%	512.1%	477.7%

Allowance for Probable Loan Losses as a % of Nonaccrual Loans and
Loans 90 days or More Past Due and Still Accruing	540.4%	469.2%	437.4%

(1) Excludes loans 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at December 31, 2005 in the Company’s Form 10-K. There have been no material changes in the Company’s market risk at September 30, 2006 compared to December 31, 2005.

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

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On January 3, 2006, a trial on the remaining claim, aiding and abetting fraud, brought by the remaining plaintiff, RMST, commenced in the District Court for the Eastern District of New York.  On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to RMST.  Prejudgment interest (which will exceed $25 million), in addition to certain other potential compensatory damages which have not yet been ruled upon by the court, could bring the total judgment to approximately $74.2 million.  The Company has recorded the full $74.2 million nonrecurring expense in its 2005 financial statements.  As previously disclosed in a September 28, 2006 Form 8-K filing, a post-verdict motion to set aside or modify the verdict was denied. Although the entry of a formal judgment has been postponed, pending resolution of a claim by RMST for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the above $74.2 million), the Company intends to pursue an appeal to the United States Court of Appeals for the Second Circuit. During the remainder of 2006 and into 2007, the Company expects to continue to incur costs related to the IMN jury verdict, including costs related to pursuing the appeal, the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal.

The Bank believes it has a number of meritorious arguments for its appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of such an appeal cannot be predicted. It also remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims.  The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with any additional claims, could have a material adverse effect on the Bank’s results of operations or financial position.

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

The Company’s primary funding sources are proceeds from the DRP and dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at September 30, 2006, no dividends could be declared without prior approval of those regulatory agencies. The Bank will continue to seek the approval of the New York State Banking Department to pay future cash dividends as deemed appropriate.

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

STATE BANCORP, INC.

11/9/06        /s/ Daniel T. Rowe
Date        Daniel T. Rowe,
                      Vice Chairman and Chief Administrative Officer

11/9/06        /s/ Brian K. Finneran
Date        Brian K. Finneran, Secretary/Treasurer
(Principal Financial Officer)