Form 10-Q/A
period 2006-09-30
STATE BANCORP INC
filed 2006-12-18
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

State Bancorp, Inc. (the “Company”) is voluntarily filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Form 10-Q/A”), as originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2006, for the sole purpose of amending and restating the risk factors contained Item 1A of Part II of the original report on Form 10-Q. The amended risk factors are being disclosed in part to comply with the new disclosure requirements implemented in connection with the SEC’s securities offering reform (See SEC Release 33-8591).  The amended risk factors reflect ongoing strategic evaluations and reorganizational initiatives by the Company, including the naming of a new President and Chief Operating Officer on November 7, 2006. To the extent the amended risk factors contain risk factors similar to those that have been previously disclosed by the Company, such amended risk factors do not necessarily represent a material change to such previously disclosed risk factors.

For the convenience of the reader, this Form 10-Q/A includes all of the information contained in the original report on Form 10-Q, and no attempt has been made in this Form 10-Q/A to modify or update the disclosures presented in the original report on Form 10-Q, except as required to reflect the amended risk factors. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Other than the risk factors contained in Item 1A of Part II of this Form 10-Q/A, all other information in the Form 10-Q is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 9, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

STATE BANCORP, INC.
Form 10-Q/A
(Amendment No. 1)
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

ITEM 1A. - RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2005. These risk factors should not be viewed as an all inclusive list or in any particular order.

Although we believe that State Bancorp and the Bank are adequately capitalized for regulatory capital purposes, the Bank’s low capital ratios will restrict our growth, which may materially and adversely affect our results of operations, financial condition and liquidity.

Both State Bancorp and the Bank were adequately capitalized for regulatory capital purposes as of September 30, 2006. Because, however, as of such date certain of the Bank’s regulatory capital ratios were only slightly above the minimum requirements under the federal banking regulations for a bank to be considered adequately capitalized, the Bank’s future growth will be restricted until it raises its regulatory capital ratios well above the minimum requirements to be considered adequately capitalized. Any future growth of the Bank may subject the Bank to the risk that such growth, absent an increase in the Bank’s regulatory capital, would cause the Bank to fall below the minimum requirements to be considered adequately capitalized. Moreover, the risk-based capital guidelines promulgated by the federal banking authorities provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. If we are not able to grow our assets, our results of operations, financial condition and liquidity may be adversely affected. For additional information concerning the regulatory capital amounts and ratios of State Bancorp and the Bank, see Note 8 to the Unaudited Condensed Consolidated Financial Statements beginning on page 13. Pursuant to the FDIC’s risk-based deposit assessment system, the Bank’s rate of insurance assessment may increase as a result of its adequately capitalized status. Any increase in insurance assessments would have an adverse effect on the earnings of the Bank and State Bancorp.

If the Bank’s current capital ratios decline below the regulatory threshold for an adequately capitalized institution, we will be considered undercapitalized, which will have a material and adverse effect on us.

Although we believe that both State Bancorp and the Bank now meet the requisite capital ratios to be considered adequately capitalized, if the Bank’s current capital ratios decline below the minimum requirements to be considered adequately capitalized, the Bank will be considered undercapitalized, which will have a material and adverse effect on us. In addition, there can be no assurance that the regulatory authorities will agree to treat State Bancorp and the Bank as adequately capitalized or that they will not bring enforcement actions or impose operational and other restrictions as a result of the current regulatory capital of State Bancorp and the Bank, which also may have a material and adverse effect on us. Actions by other third parties, including the SEC and the New York State Banking Department, may also be brought against State Bancorp and the Bank, which also may have a material and adverse effect on us.

The Federal Deposit Insurance Act (“FDIA”) requires each federal banking agency to take prompt corrective action with respect to banks that do not meet minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition on the payment of capital distributions and management fees, restrictions on the growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized institution must file a capital restoration plan with its principal federal regulator demonstrating how it plans to return to capital compliance. In order for the plan to be accepted by the regulator, any holding company of the bank must guarantee such plan up to certain specified limitations.

If an undercapitalized bank either does not submit a capitalization plan or fails in any material respect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. These include, among others, requiring the recapitalization or sale of the bank, restricting transactions with affiliates, limiting interest rates the bank may pay on deposits, and prohibiting any holding company of the bank from making capital distributions without the prior approval of the Federal Reserve Board (the “FRB”) or requiring a holding company to divest its subsidiary depository institution or non-depository affiliates. Further, even after the bank has attained adequately capitalized status, which we believe to be the case with State Bancorp and the Bank, the appropriate federal banking agency may, if it determines, after notice and hearing, that the bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, treat the bank as if it were undercapitalized and subject the bank to the regulatory restrictions of such lower classification.

In addition to measures taken under the prompt corrective action provisions with respect to undercapitalized institutions, insured banks and their holding companies may be subject to potential enforcement actions by their regulators for unsafe and unsound practices in conducting their business or for violations of law or regulation, including the filing of a false or misleading regulatory report. Enforcement actions under this authority may include the issuance of cease and desist orders, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliates parties” (generally bank insiders). Further, the FRB may bring an enforcement action against a bank holding company either to address undercapitalization in the holding company or to require the holding company to take measures to remediate undercapitalization in a subsidiary.

State Bancorp was considered undercapitalized for regulatory purposes as a result of the IMN litigation adverse jury verdict rendered in January 2006 causing the Bank to incur a net operating loss, which was booked in 2005. Though State Bancorp and the Bank properly booked the tax impact of the net operating loss under GAAP as a deferred tax asset, regulations of the FDIC and the FRB require more restrictive treatment of the deferred tax asset for regulatory capital computation purposes than is allowed under GAAP, which caused State Bancorp and the Bank to become undercapitalized. We believe that both State Bancorp and the Bank have returned to adequately capitalized status as of September 30, 2006.

Banking laws and regulations could limit our access to funds from the Bank, our primary source of liquidity.

As a bank holding company, our principal source of funds is dividends from our subsidiaries. These funds are used to service our debt as well as to pay expenses and dividends on our common stock. In 2005, our non-consolidated interest expense on our debt obligations was $1.5 million and our non-consolidated operating expenses were $5,000 and for the nine months ended September 30, 2006, our non-consolidated interest expense on our debt obligations was $1.6 million and our non-consolidated operating expenses were $10,060. State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As a result of the net operating loss we incurred in 2005, the Bank is currently required to obtain regulatory approval from the New York State Banking Department to pay dividends to us. Although we have received such approval for each request made in 2006, there can be no assurances that we will be able to obtain such approval for future dividends.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations. In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value. Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus. As of September 30, 2006, a maximum of approximately $19.9 million was available to us from the Bank according to these limitations. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms. We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Another source of funding is our Dividend Reinvestment and Stock Purchase Plan (“DRP”), which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at a 5% discount from the current market price under either plan option. No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

We may be subject to enforcement action resulting from the payment of the dividend on our common stock.

We have borrowed funds under a new line of credit facility obtained in June, 2006 in order to recapitalize the Bank and to facilitate the payment of our quarterly cash dividend paid in June, 2006. As of September 30, 2006, we had $500,000 in borrowings under this facility. The FRB, in a policy statement, has indicated that dividend distributions funded through borrowings are disfavored and considered an unsafe and unsound banking practice. Although we believe that the considerations underlying such policy were intended to apply to troubled institutions with diminished earning capacity, we nevertheless may be subject to enforcement action resulting from our payment of this dividend. In the event enforcement action is taken, such action could have a material and adverse effect on us.

Litigation claims may have a material adverse effect on our financial condition, results of operations and liquidity.

We have recorded in our 2005 financial statements the full $74.2 million nonrecurring expense for the compensatory damages and prejudgment interest arising out of the adverse jury verdict in the IMN litigation. We have incurred additional costs of $4.7 million in the first nine months of 2006 related to this litigation. As previously disclosed in a September 28, 2006 Form 8-K filing, a post-verdict motion to set aside or modify the verdict was denied. Although the entry of a formal judgment has been postponed, pending resolution of a claim by the plaintiff for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the $74.2 million nonrecurring expense recorded in 2005), we intend to pursue an appeal to the United States Court of Appeals for the Second Circuit. During the remainder of 2006 and into 2007, we expect to continue to incur costs related to the IMN jury verdict, including costs related to pursuing the appeal, the costs of obtaining a supersedeas bond to stay the enforcement of the judgment, and the accrual of post-judgment interest during the pendency of such an appeal. The Bank believes it has a number of meritorious arguments for its appeal to the United States Court of Appeals for the Second Circuit and will pursue its rights vigorously; however, the ultimate outcome of such an appeal cannot be predicted. It also remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims. The Bank’s legal fees and expenses will continue to be significant, and those costs, in addition to any costs associated with any additional claims, could have a material adverse effect on the Bank’s results of operations, financial position and liquidity.

Tax claims may have a material adverse effect on our financial condition, results of operations and liquidity.

We have received a notice of deficiency from the New York State Department of Taxation and Finance (the “Department”) with respect to our New York franchise tax for the years ended December 31, 1999, 2000 and 2001. The Department contends that our tax liability should be increased by $4.8 million (including $1.7 million in penalties and interest through March 31, 2006), and interest continues to accrue for those years. After deducting the estimated federal tax benefit arising from this matter in the amount of $1.6 million, our net tax liability would be approximately $3.2 million. This increase in tax is based on the

Department’s assertion that SB Financial Services Corp. (“SB Financial”) and SB Portfolio Management Corp. (“SB Portfolio”), which are organized and operated entirely outside of the State of New York, should be included in our New York State combined franchise tax reports. If the Department were to successfully assert the same position for calendar years 2002, 2003, 2004 and 2005, management estimates that the additional franchise tax liability for these years, including interest, would be approximately $4.0 million, after taking into consideration the estimated federal tax benefit. We disagree with the Department’s findings and intend to vigorously contest the notice of deficiency through appropriate administrative and, if necessary, court proceedings. At this time, management believes it is more likely than not that we will succeed in refuting the Department’s position although defense costs may be significant. Accordingly, no liability or reserve has been recognized in our consolidated balance sheets at September 30, 2006 or December 31, 2005 with respect to this matter. As part of a reevaluation of our business strategy, we are evaluating our strategy for the Department’s claim for additional taxes prior to closing our accounting records for the year ending December 31, 2006. In the event we decide to alter our strategy, we may incur a liability or be required to establish a reserve with respect to this matter. No assurance can be given as to the size of any such liability or reserve, whether or to what extent we will be required to pay the amount of the tax liability asserted by the Department, whether additional tax will be assessed for years subsequent to calendar year 2001 or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware and, accordingly, the resulting impact on our results of operations, financial condition and liquidity, could be material and adverse.

We may incur additional costs and experience impaired operating results if we are unable to retain our key management.

Thomas M. O’Brien was named the President and Chief Operating Officer of our holding company and our bank on November 7, 2006. Mr. O’Brien and our executive management team, along with our board of directors, are in the process of re-evaluating numerous aspects of our current business strategy, as well as succession for our senior officers. The successful evaluation and the implementation of that strategy depends heavily upon the active involvement of Mr. O’Brien and our executive management team and the successful identification and recruitment of successors for our senior officers, where appropriate. The loss of the services of Mr. O’Brien or other senior officers who are part of our succession planning could adversely affect our business strategy and could cause us to incur additional costs and experience impaired operating results while we seek suitable replacements.

Commercial real estate and commercial business loans expose us to increased lending risks.

Commercial real estate and commercial and industrial loans comprise a significant portion of our loan portfolio. At September 30, 2006, our portfolio of commercial and industrial loans totaled approximately $287.6 million and our commercial real estate loans amounted to approximately $472.5 million, in comparison to total loans of $952.7 million. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial loans often depends on the successful operation and cash flow of the borrowers. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to a commercial real estate loan or commercial business loan can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan or a non-commercial loan. Commercial real estate loans may present special lending risks and may expose lenders to unanticipated earnings and capital volatility due to adverse changes in the general commercial real estate market.

Our credit losses could increase, and our allowance for probable loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse effect on our earnings and overall financial condition as well as the value of our common stock. A downturn in the economy, the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for probable losses based on a number of factors. If our assumptions are wrong, the allowance for probable loan losses may not be sufficient to cover our losses and could require us to charge-off a higher percentage of our loans and/or increase our allowance for probable loan losses, which would reduce our income. The amount of future provisions for loan losses cannot be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators periodically review the allowance for probable loan losses. These regulators may require us to increase our provision for probable loan losses or to recognize further charge-offs. Any increase in the allowance for probable loan losses could have a negative effect on our financial condition and results of operations.

Our geographic concentration may adversely affect our results of operations if business conditions in our market area decline.

Our operations are located almost entirely in New York, with close to 100% of our loan portfolio as of September 30, 2006 derived from operations in Nassau, Suffolk and Queens Counties. Due to this geographic concentration, our results depend largely upon New York economic and business conditions and real estate values. Deterioration in economic and business conditions and real estate values in our market area could adversely affect the quality of our loan portfolio and the demand for our products and services, which in turn may adversely affect our results of operations to a greater extent than if our operations were geographically diverse. Even if the economy remains healthy, a sustained downturn in New York real estate values would adversely affect our results of operations.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

The results of operations for financial institutions, including the Bank, may be materially adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Substantially all of our loans are to businesses and individuals in the New York State Counties of Nassau, Suffolk and Queens and any decline in the economy of this area could adversely affect our results of operations and financial condition. Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a change in interest rates.

We experience significant competition in our market area, which may reduce our customer base.

There is significant competition among commercial banks in our market area. In addition, as a result of the deregulation of the financial industry, the Bank also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than we are with respect to the products and services they provide. Some of our competitors, including certain regional bank holding companies that have made acquisitions in our market area, have greater resources than we have, including access to capital, and as such, may have higher lending limits and may offer other services not offered by us.

We also experience competition from a variety of institutions outside our market areas. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Changes in banking laws could have a material adverse effect on us.

We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, we are subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies. We cannot predict whether any of these changes may materially adversely affect us. Federal and state banking regulators also possess broad powers to take enforcement actions as they deem appropriate. These enforcement actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.

We continually encounter technological change, and may have fewer resources than our competitors to continue to invest in technological improvements.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

12/18/06                      /s/ Daniel T. Rowe
Date               Daniel T. Rowe,
                       Vice Chairman and Chief Administrative Officer

12/18/06              /s/ Brian K. Finneran
Date             Brian K. Finneran, Secretary/Treasurer
  (Principal Financial Officer)