Form 10-K
period 2006-12-31
STATE BANCORP INC
filed 2007-03-16
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant's telephone number, including area code: (516) 437-1000

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
Yes ☒        No ☐

Indicate by check mark if disclosure or delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐         No ☒

As of June 30, 2006, there were 11,149,998 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by nonaffiliates was approximately $192,449,000 as computed using the closing market price of the stock of $17.26 reported by the NASDAQ National Market on June 30, 2006.

As of February 26, 2007, there were 13,653,594 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement to be filed on or about March 31, 2007 (the “2007 Proxy”) are incorporated herein by reference in this Annual Report on Form 10-K in response to items under Part III.

PART I

ITEM 1.	BUSINESS

General

State Bancorp, Inc. (the “Company”), a one-bank holding company headquartered in New Hyde Park, New York, was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island (the "Bank"), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The Bank conducts a general banking business focused on the small to mid-sized business, municipal and consumer markets in Long Island and Queens, New York. The Bank, through a strategy of measured, orderly growth emphasizing high-quality personal service, has grown to be the largest independent commercial bank headquartered on Long Island. The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), New Hyde Park Leasing Corporation (“NHPL”) and its subsidiaries, P.W.B. Realty, L.L.C. (“PWB”) and State Title Agency, LLC, Studebaker-Worthington Leasing Corp. (“SWLC”) and SB ORE Corp.

At December 31, 2006, the Company, on a consolidated basis, had total assets of approximately $1.8 billion, total deposits of approximately $1.6 billion, and stockholders' equity of approximately $104 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Bank provides a full range of banking services to customers located primarily in Nassau, Suffolk and Queens Counties. The Bank serves its customer base through sixteen full-service branches in those counties and a lending center in Jericho, NY. The Bank’s deposit products include checking, savings, time, money market and IRA accounts. The Bank offers secured and unsecured commercial and consumer loans. Additional credit services offered include commercial mortgage loans, construction mortgage loans, letters of credit, equipment leasing, other commercial installment loans and lines of credit, home equity lines of credit, residential mortgage loans and auto and other personal loans. In addition, the Bank provides safe deposit services, merchant credit card services, access to annuity products and mutual funds and a consumer debit card with membership in a national ATM network. Through an alliance with U.S. Trust Company, the Bank also offers its customers access to financial planning and wealth management services. The Bank also offers its customers on-line banking, bill payment and cash management services. The Bank’s strategy of establishing and maintaining long-term customer relationships has contributed to its relatively stable core deposit base.

The Bank has various operating subsidiaries. NHPL owns 51% of PWB, which was formed in 2002 to own the Bank’s branch premises located in Port Washington, New York. It also owns 51% of State Title Agency, LLC, formed in 2004, to provide an opportunity for the Bank to offer title insurance for commercial transactions. NHPL, PWB and State Title Agency, LLC, are not material in terms of contributions to the Company’s results of operations. The Bank owns 100% of SB ORE Corp., formed in 1994 to hold foreclosed property. In 1998, the Bank established SB Portfolio and SB Financial, two wholly owned Delaware-based subsidiaries. SB Portfolio holds and manages a portfolio of fixed income investments while SB Financial provides balance sheet management services such as interest rate risk modeling and asset/liability management reporting along with general advisory services to the Company and its subsidiaries. The Bank’s leasing activity is primarily conducted by SWLC (acquired in 2001) which has over thirty years of nationwide business equipment leasing experience.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single customer or very few customers. No material amount of deposits is obtained from a single depositor. The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its customers. The Bank's nature and conduct of business have remained substantially unchanged since year-end 2005.

The Company expects that compliance with provisions regulating environmental controls will have no material effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 371 full-time and part-time officers and employees as of December 31, 2006.

The Company’s Internet address is www.statebankofli.com. The Company makes available on its website, free of charge, its periodic and current reports, proxy and information statements and other information we file with the Securities and Exchange Commission (“SEC”) and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC, as applicable. Unless specifically incorporated by reference, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area and Competition

The Company considers its business to be highly competitive in its market areas. The Company vies with local, regional and national depository financial institutions and other businesses with respect to its lending services and in attracting deposits, including commercial banks, savings banks, insurance companies, credit unions, money market funds and affiliates of consumer goods manufacturers. Although the Bank is considerably smaller in size than many of these institutions operating in its market areas, it has demonstrated the ability to compete effectively with them.

Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits comes from commercial banks, savings banks, savings and loan associations and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies.

The Company’s current market area consists of Nassau, Suffolk and Queens Counties in New York. The Company believes that there are a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services. Many of these businesses have been displaced as a result of recent bank mergers in the area. Given the variety of financial products and services offered by the Company, its focus on customer service, and its local management, the Company believes that it can better serve the growing needs of both new and existing customers in its current market areas.

The Company’s current markets have attractive per capita income and median household income demographics. ESRI, a leading provider of demographic data, has projected that per capita income between 2006 and 2011 in Nassau, Suffolk and Queens Counties will grow by 24.5%, 24.9% and 21.7%, respectively. The 2006 median household income for these three counties are an impressive $90,227, $81,248 and $53,351, respectively. Nassau County’s 2006 median household income is the tenth highest in the United States. Although these three counties are mature in terms of population growth, residents of these counties continue to experience favorable income trends.

The Company believes that the projected economic growth in its current market area will provide it with significant opportunities to continue to grow. The Company expects that strong growth in these market areas will create a need for all types of commercial expansion opportunities as well as retail services. These developments should provide the Company with significant future banking and lending opportunities.

Competitive Strengths

The Company believes that the following business strengths differentiate the Company from its peers:

•
History of Strong Earnings. Until 2005, the Company had achieved 34 consecutive years of record earnings. The Company’s strong historical earnings have been driven by its impressive net interest margin. For the year ended December 31, 2006 and the year ended December 31, 2005, the Company’s net interest margin was 4.01% and 4.17%, respectively. The Company’s strong margin results from its stable low-cost core deposit base coupled with a business mix which emphasizes high-yielding commercial loans, commercial mortgages and equipment leases.

The Company’s 2005 earnings were adversely affected by a January 2006 verdict rendered against the Company related to the activities of Island Mortgage Network, Inc. (“IMN”) and certain related companies that had deposit relationships with the Bank. The Company recorded a $74.2 million expense related to IMN in its 2005 financial statements and, as a result, reported a $36.5 million loss for that year. During 2006, the Company continued to incur additional expenses related to the IMN warehouse lender litigation. On January 24, 2007, the Bank entered into a settlement agreement finally resolving the last of the IMN warehouse lender claims. See discussion of the IMN litigation that follows under “Legal Proceedings.” The amount of the settlement payment was less than the Company’s related litigation reserve of $77 million, resulting in a credit, net of ongoing IMN-related legal fees incurred, of $6.2 million for all IMN-related matters in 2006 compared to IMN-related expenses of $82.8 million in 2005. The Company reported net income of $11.5 million in 2006 as a result of this credit and other positive factors including an increase in net interest income and a reduction in the provision for loan and lease losses. Offsetting these positive factors were a modest reduction in non-interest income and a higher provision for income taxes in 2006 related to the Bank’s Delaware subsidiaries. See discussion that follows under “Legal Proceedings.”

•
Largest Independent Commercial Bank Headquartered on Long Island. The Bank is the largest independent commercial bank headquartered on Long Island, with a network of 16 branches stretching from the Three Village area, located in Suffolk County, to Long Island City, Queens, New York. According to data published by the Federal Deposit Insurance Corporation (the “FDIC”), the Company’s deposit market share increased in each of the counties in which it operates from June 30, 2005 to June 30, 2006, the latest dates for which deposit data is available. Based on total deposits as of June 30, 2006, the Company’s market share in Nassau, Suffolk and Queens Counties was 1.72%, 1.51% and 0.21%, respectively.

•
Strong Credit Quality. The Company emphasizes a strong credit culture based on traditional credit measures and underwriting standards. The results of the Company’s continued focus on credit quality are evidenced by a ratio of non-performing assets to total loans and leases of 0.22% at December 31, 2006 and 0.34% at December 31, 2005 and a net charge-offs to average total loans and leases ratio of 0.19% for the year ended December 31, 2006 and a net recoveries to average total loans and leases ratio of 0.01% for the year ended December 31, 2005. At December 31, 2006 and December 31, 2005, the Company held no other real estate owned (“OREO”) and there were no restructured accruing loans and leases.

•
New President and Chief Operating Officer. On November 7, 2006, the Board appointed Thomas M. O’Brien as President and Chief Operating Officer of the Company and the Bank, effective immediately. In addition, the Board announced that Thomas F. Goldrick, Jr., Chairman and Chief Executive Officer of the Company and the Bank, had informed the Board of his intention to step down as Chief Executive Officer in 2007, at which time he will be succeeded as Chief Executive Officer by Mr. O’Brien.

Mr. O’Brien, 55, was President and Chief Executive Officer of Atlantic Bank of New York when it was acquired by New York Community Bancorp, Inc. in 2006. Mr. O’Brien began his banking career in 1977 at North Side Savings Bank. He was appointed Chief Executive Officer in 1984 at age 33. In 1986, he led North Side’s initial public offering. Mr. O’Brien joined North Fork Bancorporation, Inc. as Vice Chairman and a member of the board of directors in 1996 in conjunction with North Fork’s acquisition of North Side. In 2000, Mr. O’Brien joined Atlantic Bank of New York as President and Chief Executive Officer and a member of the board of directors.

Supervision and Regulation

General

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956 (the “BHCA”), and is therefore subject to supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). The Bank’s deposits are insured by the FDIC. The Bank is subject to the regulation and supervision and examination of the New York Banking Department (the "Banking Department") and the FDIC.

The following summary discussion sets forth certain of the material elements of the legal and regulatory framework applicable to banks and bank holding companies and their subsidiaries. The regulation of banks and bank holding companies is extremely complex and this summary is qualified in its entirety by reference to the applicable statutes, regulations and regulatory guidance. Management believes the Company is in compliance in all material respects with these laws and regulations. A change in applicable statutes and regulations or regulatory policy cannot be predicted, but may have a material effect on the business of the Company and/or the Bank.

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

A bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Consistent with this “source of strength” policy, the FRB takes the position that a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders is sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the company’s capital needs, asset quality and overall financial condition. In addition, any loans by the Company to the Bank would be subordinate in right of payment to depositors and to certain other indebtedness of the Bank.

Acquisitions

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

Capital Adequacy

The federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“Total Capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the Total Capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies, a limited amount of non-cumulative perpetual preferred stock, trust preferred securities and certain other so-called “restricted core capital elements” less most intangibles including goodwill (“Tier 1 Capital”). The remainder (“Tier 2 Capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. Restricted core capital elements are currently limited to 25% of Tier 1 Capital.

In addition, the FRB has established minimum guidelines for the “Leverage Ratio” of Tier 1 Capital to average total assets for bank holding companies and banks. The FRB’s guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations will be required to maintain a Leverage Ratio of at least 4%. At December 31, 2006, the FRB had not advised the Company of any specific minimum Leverage Ratio applicable to it.

The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio of at least 6% and a Total Capital Ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a Leverage Ratio of at least 4% (or a Leverage Ratio of at least 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines, and is not experiencing or anticipating significant growth), a Tier 1 Capital Ratio of 4% and a Total Capital Ratio of at least 8% and is not defined to be well capitalized; (iii) undercapitalized if it has a Leverage Ratio of less than 4% (or a Leverage Ratio that is less than 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines, and is not experiencing or anticipating significant growth), a Tier 1 Capital Ratio less than 4% or a Total Capital Ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a Leverage Ratio of less than 3%, a Tier 1 Capital Ratio of less than 3% or a Total Capital Ratio of less than 6% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital of less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is subject to certain limitations on brokered deposits.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve and to growth limitations, and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, any holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it became undercapitalized and the amount of the capital deficiency at the time it fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

Deposit Insurance

Pursuant to Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of its most recent quarterly financial report filed with the applicable bank regulatory agency prior to the commencement of the assessment period. The three capital categories are (1) well-capitalized, (2) adequately capitalized and (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. The assessment rates for our BIF assessable deposits are seven (7) basis points. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future.

Under the Deposit Insurance Funds Act of 1996 (“Funds Act”), the assessment base for the payments on the bonds (“FICO bonds”) issued in the late 1980’s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of BIF-insured institutions, such as the Bank. Our total expense in 2006 for the assessment for deposit insurance and the FICO payments was $864 thousand.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On February 8, 2006, President Bush signed the “Federal Deposit Insurance Reform Act of 2005,” or the 2005 Deposit Act, into law. The 2005 Deposit Act contains provisions designed to reform and modernize the Federal deposit insurance system. Effective in 2006, the 2005 Deposit Act merged the BIF and SAIF into the new DIF; indexed the current $100,000 deposit insurance limit to inflation beginning in 2011 and every succeeding five years; and increased the deposit insurance limit for certain retirement accounts to $250,000 and indexed that limit to inflation as well. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. The FDIC consolidated the previous nine assessment rate categories into four new categories. Base assessment rates will range from two to four basis points for Risk Category I institutions and will be seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates will depend upon a combination of CAMELS component ratings and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC has set the assessment rates at three basis points above the base rates. Assessment rates will, therefore, range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a one-time assessment credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank is entitled to a one-time assessment credit which may be used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments. Any remaining credit can be used to offset up to 90% of the 2008 deposit insurance assessment. We estimate that our credit will fully offset our 2007 deposit insurance assessment as well as a portion of our 2008 deposit insurance assessment.

Transactions with Affiliates and the Bank

The Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), and Regulation W issued by the Federal Reserve Board (“FRB”). These provisions, among other things, prohibit or limit an insured bank from extending credit to, or entering into certain transactions with, its affiliates (which for the Bank would include the Company) and principal stockholders, directors and executive officers. The FRB requires depository institutions that are subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W regarding transactions with affiliates.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

Privacy Standards

The Bank is subject to the FDIC’s regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (“Gramm-Leach”). These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions. The implementation of these regulations did not have a material adverse effect on the Bank.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of Gramm-Leach. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act

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

Dividend Limitations

The Company’s primary source of income is dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at December 31, 2006, no dividends could be declared by the Bank without prior approval of the New York State Superintendent of Banks. The Federal banking regulators have adopted risk-based capital and leverage guidelines that require the Company’s and the Bank’s capital-to-assets ratios meet certain minimum standards. The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For a further discussion, see the Notes to the Company’s Consolidated Financial Statements.

Anti-Money Laundering and the USA Patriot Act

The Company is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“the USA PATRIOT Act”). The USA PATRIOT Act amended the Bank Secrecy Act and gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and other anti-money laundering and anti-terrorists financing requirements. The USA PATRIOT Act and the Bank Secrecy Act and implementing regulations impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money service businesses and others.

Among other requirements, the USA PATRIOT Act and the Bank Secrecy Act and implementing regulations impose the following requirements with respect to financial institutions:
•	Establishment of anti-money laundering programs.
•	Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts (“Customer Identification Programs”).
•	Establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering.
•	Prohibition on correspondent accounts for foreign shell banks and compliance with recordkeeping obligations with respect to correspondent accounts of foreign banks.
•	Establishment of policies and procedures relating to foreign private banking customers and politically exposed persons.

Substantial civil and criminal penalties may be imposed for violations of the USA PATRIOT Act and the Bank Secrecy Act and implementing regulations. Bank regulators may also require banks to take costly corrective action. Further, bank regulators are directed to consider a financial institution's effectiveness in combating money laundering and terrorists financing when ruling on applications for approval of proposed corporate transactions.

Legislative and Regulatory Initiatives

Various legislative initiatives are from time to time introduced in Congress, and various regulatory initiatives are from time to time introduced, that would apply to the Company. The Company cannot determine the ultimate effect that any such potential legislation or regulations, if adopted, would have upon its financial condition or operations.

Federal Securities Laws
The Company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Securities Exchange Act of 1934.

New York Business Corporation Law
The Company is incorporated under the laws of the State of New York, and is therefore subject to regulation by the State of New York. In addition, the rights of the Company’s shareholders are governed by the New York Business Corporation Law.

Interagency Guidance on Concentrations in Commercial Real Estate Lending

On December 6, 2006, the FRB, OCC and FDIC adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices” (“CRE Guidance”) to address concentrations of commercial real estate loans in financial institutions. Although the CRE Guidance does not establish specific commercial real estate lending limits, the FRB, OCC and FDIC use the following criteria to evaluate whether an institution has a commercial real estate concentration risk. An institution may be identified for further supervisory analysis if it has experienced rapid growth in commercial real estate lending or has notable exposure to a specific type of commercial real estate. An institution may also be subject to further supervisory analysis if its total reported loans for construction, land development and other land represent 100 percent or more of that institution’s total capital, or if the institution’s total commercial real estate loans represent 300 percent or more of its total capital and the outstanding balance of its commercial real estate portfolio has increased by 50 percent or more during the prior 36 months. The CRE Guidance applies to financial institutions with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. Such quantification should include the stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.

Government Monetary Policies and Economic Control

The earnings of the Company and the Bank are affected by the policies of regulatory authorities including the FRB and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against member bank deposits and changes in the Federal discount rate. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid for deposits. Changes in government monetary policies and economic controls could have a material effect on the business of the Bank.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Securities Exchange Act of 1934.

Investment Portfolio

The following table presents the amortized cost and estimated fair value of held to maturity and available for sale securities held by the Company for each period (in thousands):

At December 31,	2006		2005		2004
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
TYPE:
Obligations of states and political subdivisions	$14,328	$14,251	$18,729	$18,638	$53,247	$53,580
Mortgage-backed securities and collateralized mortgage obligations	192,770	188,922	199,537	195,603	259,162	258,917
Government Agency securities	301,165	299,570	307,543	304,900	192,304	191,948
Corporate securities	15,179	15,027	19,307	19,049	34,330	34,212
Total	$523,442	$517,770	$545,116	$538,190	$539,043	$538,657

Included in the above table are held to maturity securities (amortized cost) totaling $6,372, $15,993 and $29,990 at December 31, 2006, 2005 and 2004, respectively.

The following table presents the maturity distribution and the weighted-average yield of the Company's investment portfolio at December 31, 2006 (dollars in thousands). The yield information does not give effect to changes in estimated fair value of investments available for sale that are reflected as a component of stockholders’ equity.

	Maturing
	Within			After One but			After Five but			After
	One Year			Within Five Years			Within Ten Years			Ten Years
	Amount	Yield	(1)	Amount	Yield	(1)	Amount	Yield	(1)	Amount	Yield	(1)
TYPE:
Obligations of states and political subdivisions	$7,773	5.33%		$245	2.91%		$1,500	6.66%		$4,733	6.33%
Mortgage-backed securities and collateralized mortgage obligations (2)	4,471	4.43		158,332	4.39		20,269	4.52		5,850	5.40
Government Agency securities (3)	138,033	4.44		134,759	4.87		16,841	5.21		9,948	5.00
Corporate securities	2,104	4.12		12,923	4.85		-	-		-	-
Total	$152,381	4.48%		$306,259	4.62%		$38,610	4.90%		$20,531	5.42%

(1)	Fully taxable-equivalent basis using a tax rate of 34%.
(2)	Assumes maturity dates pursuant to average lives as determined by constant prepayment rates.
(3)
Excluding zero-coupon securities, assumes coupon yields for securities past their call dates and not bought at a discount; yields to call for securities not past their call dates and not bought at a discount; and yields to maturity for securities purchased at a discount. For zero-coupon securities, assumes yields to call.

Loan and Lease Portfolio

The following table categorizes the Company's loan and lease portfolio for each period (in thousands):

At December 31,	2006	2005	2004	2003	2002
Commercial and industrial	$297,256	$297,887	$277,172	$278,216	$243,611
Real estate - mortgage	497,930	446,004	374,307	334,946	298,187
Real estate - construction	105,720	79,200	73,648	54,293	42,829
Lease receivables	62,649	49,151	34,844	23,962	20,041
Loans to individuals	11,315	9,401	8,724	7,843	7,385
Tax-exempt and other	8,855	10,379	9,496	11,956	8,331
Loans and leases - net of unearned income	$983,725	$892,022	$778,191	$711,216	$620,384

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2006 (in thousands):

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total
Commercial and industrial	$189,557	$76,570	$31,129	$297,256
Real estate - construction	56,770	48,535	415	105,720
Total	$246,327	$125,105	$31,544	$402,976
Loans maturing after one year with:
Fixed interest rate		$61,960	$10,605	$72,565
Variable interest rate		$63,145	$20,939	$84,084

The following table presents the Company's non-accrual, past due and restructured loans and leases for each period (in thousands):

December 31,	2006	2005	2004	2003	2002
Non-accrual loans and leases	$2,177	$3,069	$5,274	$8,666	$6,317
Loans and leases 90 days or more past due and still accruing interest	$13	$281	$89	$149	$129
Restructured accruing loans and leases	-	-	-	-	$107
Interest income on non-accrual and restructured loans and leases which would have been recorded under original loan or lease terms	$78	$(5)	$137	$372	$371
Interest income on non-accrual and restructured loans and leases recorded during the period	$117	$122	$31	$24	$9

Summary of Loan and Lease Loss Experience

The determination of the balance of the allowance for loan and lease losses is based upon a review and analysis of the Company's loan and lease portfolio. Management's review includes monthly analyses of past due and non-accrual loans and leases and detailed, periodic loan-by-loan or lease-by-lease analyses.

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.

The following table presents an analysis of the Company's allowance for loan and lease losses for each period (dollars in thousands):

	2006	2005	2004	2003	2002
Balance, January 1	$15,717	$12,020	$10,732	$10,046	$9,255
Charge-offs:
Commercial and industrial	773	505	2,957	1,960	2,721
Real estate - mortgage	-	-	-	1,251	-
Real estate - construction	-	-	193	-	-
Lease receivables	1,382	280	250	292	237
Loans to individuals	18	13	5	50	13
Total charge-offs	2,173	798	3,405	3,553	2,971
Recoveries:
Commercial and industrial	343	816	171	293	196
Real estate - mortgage	12	16	3	3	1
Lease receivables	13	10	8	1	2
Loans to individuals	10	3	5	7	3
Total recoveries	378	845	187	304	202
Net charge-offs (recoveries)	1,795	(47)	3,218	3,249	2,769
Provision charged to income	2,490	3,650	4,506	3,935	3,560
Balance at end of period	$16,412	$15,717	$12,020	$10,732	$10,046

Ratio of net charge-offs (recoveries) during the period to average loans and leases outstanding during the period	0.19%	(0.01%)	0.44%	0.50%	0.47%

The following table presents the allocation of the Company's allowance for loan and lease losses for each period (dollars in thousands):

	2006	Percent of Loans and Leases to Total Loans and Leases	2005	Percent of Loans and Leases to Total Loans and Leases	2004	Percent of Loans and Leases to Total Loans and Leases	2003	Percent of Loans and Leases to Total Loans and Leases	2002	Percent of Loans and Leases to Total Loans and Leases
Commercial and industrial	$7,965	30.2%	$6,929	33.4%	$5,071	35.6%	$5,781	39.1%	$5,370	39.3%
Real estate - mortgage	5,357	50.6	4,733	50.0	3,694	48.1	3,157	47.1	3,327	48.1
Real estate - construction	577	10.7	542	8.9	523	9.5	306	7.6	241	6.9
Lease receivables	1,072	6.4	1,578	5.5	900	4.5	142	3.4	113	3.2
Loans to individuals	73	1.2	77	1.1	38	1.1	44	1.1	46	1.2
Tax-exempt and other	34	0.9	47	1.1	47	1.2	67	1.7	47	1.3
Unallocated	1,334	-	1,811	-	1,747	-	1,235	-	902	-
Total	$16,412	100.0%	$15,717	100.0%	$12,020	100.0%	$10,732	100.0%	$10,046	100.0%

Deposits

The following table presents the average balance and the average rate paid on the Company's deposits for each period (dollars in thousands):

	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$324,551	-	$310,720	-	$290,905	-
Interest-bearing transaction accounts	220,001	2.65%	223,101	1.53%	227,656	0.72%
Money market deposit accounts	164,325	3.14	158,746	1.69	160,461	0.74
Savings deposits	272,476	2.43	321,326	1.99	273,970	0.91
Time certificates of deposit of $100,000 or more	219,723	4.52	175,495	2.85	186,590	1.54
Other time deposits	289,645	4.73	114,402	3.27	81,912	2.05
Total	$1,490,721	2.76%	$1,303,790	1.63%	$1,221,494	0.81%

The following table sets forth, by time remaining to maturity, the Company's certificates of deposit of $100,000 or more at December 31, 2006 (in thousands):

3 months or less	$202,360
Over 3 months through 6 months	36,823
Over 6 months through 12 months	11,180
Over 12 months	6,839
Total	$257,202

Short-Term Borrowings

The following information is provided on the Bank's short-term borrowings for each period (dollars in thousands):

	2006	2005	2004
Balance, December 31 -
Securities sold under agreements to repurchase	-	-	-
Federal funds purchased	-	-	-
Federal Home Loan Bank advances	-	$18,500	$32,000

Weighted-average interest rate on balance, December 31 -
Securities sold under agreements to repurchase	-	-	-
Federal funds purchased	-	-	-
Federal Home Loan Bank advances	-	4.30%	2.41%

Maximum outstanding at any month end -
Securities sold under agreements to repurchase	-	$118,215	$123,275
Federal funds purchased	$15,500	$17,000	$25,000
Federal Home Loan Bank advances	$44,000	$95,000	$122,000

Average daily amount outstanding -
Securities sold under agreements to repurchase	-	$16,092	$41,652
Federal funds purchased	$2,997	$6,341	$7,021
Federal Home Loan Bank advances	$8,241	$47,397	$77,390

Weighted-average interest rate on average daily amount outstanding -
Securities sold under agreements to repurchase	-	3.18%	1.44%
Federal funds purchased	5.01%	3.28%	1.41%
Federal Home Loan Bank advances	4.76%	3.17%	1.41%

Selected Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2006				2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$24,082	$27,199	$26,272	$28,936	$19,457	$20,256	$21,033	$22,674
Interest expense	9,063	10,994	11,003	13,193	4,713	5,891	6,669	7,628
Net interest income	15,019	16,205	15,269	15,743	14,744	14,365	14,364	15,046
Provision for loan and lease losses	592	815	788	295	1,227	1,233	594	596
Net interest income after provision for loan and lease losses	14,427	15,390	14,481	15,448	13,517	13,132	13,770	14,450
Other income	1,476	1,433	1,409	1,373	1,215	2,081	1,268	1,247
Operating expenses (1) (2)	11,873	12,476	12,481	796	11,209	11,074	15,188	87,170
Income (loss) before income taxes (1) (2)	4,030	4,347	3,409	16,025	3,523	4,139	(150)	(71,473)
Provision (benefit) for income taxes (2)	1,264	1,383	1,024	12,646	874	1,130	(235)	(29,182)
Net income (loss) (1) (2)	$2,766	$2,964	$2,385	$3,379	$2,649	$3,009	$85	$(42,291)
Basic earnings (loss) per common share	$0.25	$0.27	$0.21	$0.29	$0.25	$0.27	$0.00	$(3.84)
Diluted earnings (loss) per common share	$0.24	$0.27	$0.20	$0.29	$0.23	$0.27	$0.00	$(3.84)

(1) 3rd and 4th quarter 2005 amounts were negatively impacted by litigation results previously disclosed.
(2) 4th quarter 2006 amounts were impacted by settlement of litigation and accrual of estimated state taxes.

ITEM 1A.	RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

If the Bank’s current capital ratios decline below the regulatory threshold for an adequately capitalized institution, we will be considered undercapitalized, which will have a material and adverse effect on us.

We believe that both the Company and the Bank exceed applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be considered well-capitalized as of December 31, 2006. If the Bank’s current capital ratios decline below the minimum requirements to be considered adequately capitalized, the Bank will be considered undercapitalized, which will have a material and adverse effect on us. In addition, there can be no assurance that the regulatory authorities will agree to treat the Company and the Bank as adequately capitalized or that they will not bring enforcement actions or impose operational and other restrictions as a result of the current regulatory capital of the Company and the Bank, which also may have a material and adverse effect on us. Actions by other third parties, including the SEC and the Banking Department, may also be brought against the Company and the Bank, which also may have a material and adverse effect on us.

The FDIA requires each federal banking agency to take prompt corrective action with respect to banks that do not meet minimum capital requirements. Once a bank becomes undercapitalized, it is subject to various requirements and restrictions, including a prohibition on the payment of capital distributions and management fees, restrictions on the growth of the bank’s assets, and a requirement for prior regulatory approval of certain expansion proposals. In addition, an undercapitalized institution must file a capital restoration plan with its principal federal regulator demonstrating how it plans to return to capital compliance. In order for the plan to be accepted by the regulator, any holding company of the bank must guarantee such plan up to certain specified limitations.

If an undercapitalized bank either does not submit a capitalization plan or fails in any material respect to implement a plan approved by its regulator, the agency may impose additional restrictions on the bank. These include, among others, requiring the recapitalization or sale of the bank, restricting transactions with affiliates, limiting interest rates the bank may pay on deposits, and prohibiting any holding company of the bank from making capital distributions without the prior approval of the FRB or requiring a holding company to divest its subsidiary depository institution or non-depository affiliates. Further, even after the bank has attained adequately capitalized status, which we believe to be the case with the Company and the Bank, the appropriate federal banking agency may, if it determines, after notice and hearing, that the bank is in an unsafe or unsound condition or has not corrected a deficiency from its most recent examination, treat the bank as if it were undercapitalized and subject the bank to the regulatory restrictions of such lower classification.

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

The Company was considered undercapitalized for regulatory purposes as a result of the IMN litigation adverse jury verdict rendered in January 2006 causing the Bank to incur a net operating loss, which was booked in 2005. Though the Company and the Bank properly booked the tax impact of the net operating loss under accounting principles generally accepted in the United States of America (“GAAP”) as a deferred tax asset, regulations of the FDIC and the FRB require more restrictive treatment of the deferred tax asset for regulatory capital computation purposes than is allowed under GAAP, which caused the Company and the Bank to become undercapitalized. We believe that both the Company and the Bank exceed applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be considered well-capitalized as of December 31, 2006. See “Item 1, Business-Regulation and Supervision-Capital Adequacy.”

Banking laws and regulations could limit our access to funds from the Bank, our primary source of liquidity.

As a bank holding company, our principal source of funds is dividends from our subsidiaries. These funds are used to service our debt as well as to pay expenses and dividends on our common stock. Our non-consolidated interest expense on our debt obligations was $2.5 million and $1.5 million and our non-consolidated operating expenses were $10,000 and $5,000 in 2006 and 2005, respectively. State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As a result of the net operating loss we incurred in 2005, the Bank is currently required to obtain advance regulatory approval from the  Banking Department to pay dividends to us. The Bank presently intends to make application for permission to declare dividends when deemed appropriate.  However, the Company cannot make any assurances that the Bank will, or will be able to, declare dividends at any specific time in the future.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations. In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value. Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus. As of December 31, 2006, a maximum of approximately $27.0 million was available to us from the Bank according to these limitations. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms. We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Another source of funding is our Dividend Reinvestment and Stock Purchase Plan (“DRP”), which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at up to a 5% discount from the current market price under either plan option. No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

We may be subject to enforcement action resulting from the payment of the dividend on our common stock.

During 2006 the Company borrowed funds under a new line of credit facility obtained in June, 2006 in order to recapitalize the Bank and to facilitate the payment of our quarterly cash dividend paid in June, 2006. As of December 31, 2006, we had no borrowings under this facility. The FRB, in a policy statement, has indicated that dividend distributions funded through borrowings are disfavored and considered an unsafe and unsound banking practice. Although we believe that the considerations underlying such policy were intended to apply to troubled institutions with diminished earning capacity, we nevertheless may be subject to enforcement action resulting from our payment of this dividend. In the event enforcement action is taken, such action could have a material and adverse effect on us.

Tax claims may have a material adverse effect on our financial condition, results of operations and liquidity.

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.1 million (including $2.0 million in penalties and interest through December 2006), and interest continues to accrue for those years. After deducting the estimated Federal tax benefit of $1.7 million arising from this, the Company’s net tax liability would be approximately $3.4 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined banking corporation franchise tax returns (the “Company’s Combined Returns”). In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion of the Delaware Subsidiaries with the Company's income for calculation of the Company's New York State taxes. A notice of intention to audit calendar years 2002 -2004 has been received from the Tax Department. If the Tax Department were to successfully assert the same position for calendar years 2002 - 2006, management estimates that the additional tax liability for these years, including estimated interest and penalties, would be approximately $5.7 million after taking into consideration the estimated Federal tax benefit.

On June 7, 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001. No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether additional tax will be assessed for years subsequent to calendar year 2001 or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware and, accordingly, the resulting impact on our results of operations, financial condition and liquidity, could be material and adverse.

Following a lengthy fourth quarter internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the significant time and cost to litigate, the Company established a reserve of $10 million for potential tax liability during the fourth quarter of 2006. This reserve reflects the deficiency notice covering the 1999 - 2001 periods and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006, although no formal assessment has been received by the Company thus far for those periods. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department prior to a scheduled hearing with an Administrative Law Judge in July 2007.

We may incur additional costs and experience impaired operating results if we are unable to retain our key management.

Thomas M. O’Brien was named the President and Chief Operating Officer of the Company and the Bank on November 7, 2006. Mr. O’Brien and our executive management team, along with our board of directors, are in the process of re-evaluating numerous aspects of our current business strategy, as well as succession for our senior officers. The successful evaluation and the implementation of that strategy depend heavily upon the active involvement of Mr. O’Brien and our executive management team and the successful identification and recruitment of successors for our senior officers, where appropriate. The loss of the services of Mr. O’Brien or other senior officers who are part of our succession planning could adversely affect our business strategy and could cause us to incur additional costs and experience impaired operating results while we seek suitable replacements.

Commercial real estate and commercial business loans expose us to increased lending risks.

Commercial real estate and commercial and industrial loans comprise a significant portion of our loan portfolio. At December 31, 2006, our portfolio of commercial and industrial loans totaled approximately $297 million and our commercial real estate loans amounted to approximately $404 million, in comparison to total loans of $984 million. Commercial loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of commercial loans often depends on the successful operation and cash flow of the borrowers. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to a commercial real estate loan or commercial business loan can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan or a non-commercial loan. Commercial real estate loans may present special lending risks and may expose lenders to unanticipated earnings and capital volatility due to adverse changes in the general commercial real estate market.

Our credit losses could increase, and our allowance for loan and lease losses may not be adequate to cover actual loan and lease losses.

The risk of nonpayment of loans and leases is inherent in all lending activities and nonpayment, if it occurs, may have a material adverse effect on our earnings and overall financial condition as well as the value of our common stock. A downturn in the economy, the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. The Bank makes various assumptions and judgments about the collectibility of our loan and lease portfolio and provides an allowance for loan and lease losses based on a number of factors. If our assumptions are wrong, the allowance for loan and lease losses may not be sufficient to cover our losses and could require us to charge-off a higher percentage of our loans and leases and/or increase our allowance for loan and lease losses, which would reduce our income. The amount of future provisions for loan and lease losses cannot be determined and may exceed the amounts of past provisions. Additionally, federal banking regulators periodically review the allowance for loan and lease losses. These regulators may require us to increase our provision for loan and lease losses or to recognize further charge-offs. Any increase in the allowance for loan and lease losses could have a negative effect on our financial condition and results of operations.

Our geographic concentration may adversely affect our results of operations if business conditions in our market area decline.

Our operations are located almost entirely in New York, with close to 100% of our loan portfolio as of December 31, 2006 derived from operations in Nassau, Suffolk and Queens Counties. Due to this geographic concentration, our results depend largely upon New York economic and business conditions and real estate values. Deterioration in economic and business conditions and real estate values in our market area could adversely affect the quality of our loan portfolio and the demand for our products and services, which in turn may adversely affect our results of operations to a greater extent than if our operations were geographically diverse. Even if the economy remains healthy, a sustained downturn in New York real estate values would adversely affect our results of operations.

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

We also experience competition from a variety of institutions outside our market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
The following table sets forth certain information relating to properties owned or used in the Company's banking activities at December 31, 2006:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms
Main Office:
699 Hillside Avenue	Building owned, land leased	3/27/2009	One ten-year renewal option
New Hyde Park, NY
Executive, Lending and
Administrative Facilities:
Two Jericho Plaza	Leased	3/31/2012	None
Jericho, NY
Nassau County Branch Offices:
222 Old Country Road	Leased	4/30/2010	One ten-year renewal option
Mineola, NY			and two five-year renewal options
339 Nassau Boulevard	Owned	N/A	N/A
Garden City South, NY
501 North Broadway	Leased	10/31/2011	Two twelve-year renewal options
Jericho, NY
135 South Street	Owned	N/A	N/A
Oyster Bay, NY
2 Lincoln Avenue	Leased	5/31/2008	None
Rockville Centre, NY
960 Port Washington Boulevard	Leased	4/24/2012	Five five-year renewal options
Port Washington, NY
1055 Old Country Road	Leased	6/30/2015	Two five-year renewal options
Westbury, NY
Suffolk County Branch Offices:
27 Smith Street	Leased	10/31/2007	Two five-year renewal options
Farmingdale, NY
740 Veterans Memorial Highway	Leased	6/30/2010	One ten-year renewal option
Hauppauge, NY
580 East Jericho Turnpike	Leased	12/31/2008	None
Huntington Station, NY
4250 Veterans Memorial Highway	Leased	12/31/2008	One five-year renewal option
Holbrook, NY
234 Route 25A	Leased	5/31/2010	One five-year renewal option
East Setauket, NY
Queens County Branch Offices:
49-01 Grand Avenue	Leased	4/30/2011	One five-year renewal option
Maspeth, NY
75-20 Astoria Boulevard	Leased	5/30/2011	One five-year renewal option
Jackson Heights, NY
21-31 46th Avenue	Leased	1/31/2011	None
Long Island City, NY
Subsidiary and Other Facilities:
1403 Foulk Road	Leased	6/30/2007	One-year renewal options
Wilmington, DE
100 Jericho Quadrangle	Leased	12/31/2009	None
Jericho, NY
716 N. Bethlehem Pike	Leased	8/31/2007	One-year renewal options
Lower Gwynedd, PA
300 Park Avenue	Leased	10/1/2007	One one-year renewal option
New York, NY

The fixtures and equipment contained in these operating facilities are owned or leased by the Bank. The Company considers that all of its premises, fixtures and equipment are adequate for the conduct of its business.

ITEM 3.	LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.1 million (including $2.0 million in penalties and interest through December 2006), and interest continues to accrue for those years. After deducting the estimated Federal tax benefit of $1.7 million arising from this, the Company’s net tax liability would be approximately $3.4 million as of December 31, 2006. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion of the Delaware Subsidiaries with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years, including interest and penalties, would be approximately $5.7 million, after taking into consideration the estimated Federal tax benefit. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

On June 7, 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.

Discovery in the proceeding in the Division of Tax Appeals has not been completed. A hearing before an administrative law judge (“ALJ”) is scheduled to occur in July of this year. The determination of the ALJ may be appealed to the Tax Appeals Tribunal. The Company may contest an adverse decision of the Tax Appeals Tribunal in the New York State Supreme Court. The Tax Department may not contest the decision of the Tax Appeals Tribunal.

Following a lengthy fourth quarter internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the significant time and cost to litigate, the Company established a reserve of $10 million for potential tax liability during the fourth quarter of 2006. This reserve reflects the deficiency notice covering the 1999 - 2001 period and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006, although no formal assessment has been received by the Company thus far for those periods. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department prior to the ALJ hearing.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether additional tax will be assessed for years subsequent to calendar year 2001 or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware and, accordingly, the resulting impact on our results of operations, financial condition and liquidity, could be material and adverse.

Island Mortgage Network-Related Litigation

In 2001 and 2002, the Bank and the Company were named (along with other defendants) in lawsuits related to the Bank's deposit relationship with Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) and its affiliates.

Island Mortgage established and maintained dozens of deposit accounts at the Bank commencing in mid-February 1999 and continuing through early July 2000. Island Mortgage was principally engaged in offering and providing mortgages to consumers. Island Mortgage apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by warehouse lenders not related to the Bank. The Bank never had a lending relationship with Island Mortgage.

On June 30, 2000, the Banking Department suspended Island Mortgage’s mortgage banker license. On July 19, 2000, Island Mortgage and its publicly held parent company, AppOnline.com, Inc., filed a petition under Chapter 11 of the Bankruptcy Code in the Eastern District of New York. Subsequently, certain of Island Mortgage’s lenders filed an involuntary bankruptcy petition against Action Abstract, Inc., an entity to which they apparently had regularly wired funds in connection with their dealings with Island Mortgage. In the course of certain bankruptcy cases, it was alleged that Island Mortgage engaged in a widespread pattern of fraud directed at lenders, title agents, closing companies and others with whom Island Mortgage regularly dealt. A number of Island Mortgage’s creditors asserted that the Bank participated in Island Mortgage’s alleged fraudulent scheme or was otherwise liable for losses arising from the bankruptcy of Island Mortgage.

During 2006 two Island Mortgage-related litigations remained pending against the Bank (and, in one case, the Company). Those litigations are:

HSA Residential Mortgage Services of Texas (“RMST”) in HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). This action involved claims made by three warehouse lenders. As previously reported, prior to 2006 the claims of the two warehouse lenders other than RMST were settled and all claims of RMST other than its claim of aiding and abetting fraud were dismissed by the bankruptcy court. A trial on RMST’s aiding and abetting fraud claim commenced in the District Court for the Eastern District of New York on January 3, 2006. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to RMST. The Company recorded a $74.2 million expense related to this verdict in its 2005 financial statements, which reflected the amount of the verdict, prejudgment interest and a claim by RMST for legal fees for other IMN-related litigations. During 2006 prejudgment interest continued to accrue and the Bank continued to incur litigation expenses.   As previously disclosed in a September 28, 2006 Form 8-K filing, a post-verdict motion to set aside or modify the verdict was denied.

In December 2006, following a fourth quarter review of its alternatives, the Bank initiated settlement discussions with RMST. On January 24, 2007, the Bank and RMST agreed to settle all of the outstanding claims pursuant to the terms of a settlement agreement. As of that date, the entry of a formal judgment had been postponed, pending resolution of RMST’s claim for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the above $74.2 million). Under the settlement agreement, the Bank agreed to pay RMST $65 million, and this payment was made in full by the Bank on January 24, 2007. The amount of the settlement payment was less than the Company’s related litigation reserve of $77 million, resulting in a credit of $6.2 million in 2006 IMN-related legal expenses compared to IMN-related legal expenses of $82.8 million in 2005.

Broward Title Co. (“Broward”) v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York.  Broward brought three claims against the Bank seeking, in the aggregate, damages of approximately $280,000 plus costs and incidental and consequential damages, including attorneys' fees.  On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court.  Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002.  Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date. In the opinion of management, the amount of ultimate liability, if any, with respect to this case will not materially affect future operations and will not have a material impact on the Company’s financial statements.

It remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2006, the approximate number of equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,515

The Company’s common stock commenced trading on the NASDAQ National Market under the symbol STBC on October 5, 2005. Prior to that date, it traded on the American Stock Exchange under the symbol STB. The approximate high and low closing prices, with retroactive recognition given for stock dividends and splits, for the Company’s common stock for the years ended December 31, 2006 and 2005, were as follows:

	2006		2005
	High Close	Low Close	High Close	Low Close
1st Quarter	$19.02	$14.17	$23.58	$20.96
2nd Quarter	$17.26	$14.25	$21.42	$16.92
3rd Quarter	$20.90	$17.23	$20.79	$17.54
4th Quarter	$20.10	$17.20	$19.40	$16.56

The Company’s primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (“DRP”). Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at December 31, 2006, no dividends could be declared without prior approval of the Banking Department. The Bank intends to seek the approval of the Banking Department to pay future cash dividends as deemed appropriate. The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2006 and 2005:

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share (1)	Stock Dividends/Splits
December 4, 2006	December 22, 2006	$0.15
August 25, 2006	September 8, 2006	$0.15
May 8, 2006	June 9, 2006	$0.15
December 16, 2005	January 6, 2006	$0.15

September 9, 2005	October 7, 2005	$0.15
June 17, 2005	July 8, 2005	$0.13
March 11, 2005	April 8, 2005	$0.13	6 for 5 stock split (2)
December 10, 2004	January 7, 2005	$0.12

(1)	Retroactive recognition has been given for stock dividends and splits.
(2)	6 for 5 stock split effected in a manner similar to a 20% stock dividend.

The Company did not repurchase any of its common stock during the fourth quarter of 2006. In 1998, the Board authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock. Subsequently, the Board authorized increases in the Company’s stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time. At December 31, 2006, 512,348 shares were still available for repurchase under the existing plan. The Company does not presently expect to repurchase stock in 2007.

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ Market Index and the cumulative total returns of eighty-three (83) Northeast NASDAQ Banks.

ITEM 6.	SELECTED FINANCIAL DATA

The Company's selected financial data for the last five years are set forth below.

As of or for the Fiscal Year Ended December 31,	2006		2005		2004	2003	2002
OPERATING RESULTS
Interest income	$106,489,337		$83,420,469		$70,037,106	$64,682,876	$67,132,444
Interest expense	$44,252,825		$24,901,496		$12,800,553	$11,534,977	$15,239,307
Net interest income	$62,236,512		$58,518,973		$57,236,553	$53,147,899	$51,893,137
Provision for loan and lease losses	$2,489,998		$3,650,000		$4,506,000	$3,935,004	$3,560,000
Net interest income after provision for loan and lease losses	$59,746,514		$54,868,973		$52,730,553	$49,212,895	$48,333,137
Other income	$5,690,766		$5,810,464		$7,050,925	$9,142,923	$4,477,615
Operating expenses	$37,626,469		$124,640,683		$41,043,230	$41,089,081	$37,477,362
Net income (loss)	$11,493,879		$(36,548,251)		$13,376,009	$12,015,173	$11,302,611
COMMON SHARE DATA
Basic earnings (loss) per common share (1)	$1.02		$(3.32)		$1.24	$1.13	$1.06
Diluted earnings (loss) per common share (1)	$1.00		$(3.32)		$1.20	$1.10	$1.04
Stock dividends/splits	-		20	%(2)	5%	5%	5%
Cash dividends per common share (1)	$0.45		$0.55		$0.48	$0.44	$0.41
FINANCIAL POSITION
Total assets	$1,788,722,476		$1,598,152,513		$1,437,290,967	$1,441,000,363	$1,362,282,184
Total loans and leases (3)	$983,724,774		$892,021,546		$778,191,228	$711,216,134	$620,383,873
Total deposits	$1,566,183,479		$1,411,573,946		$1,269,634,078	$1,216,286,903	$1,147,026,508
Total stockholders' equity	$104,140,510		$56,422,118		$101,049,842	$94,711,522	$87,682,631
Weighted average number of common shares outstanding (1) (4)	11,227,278		10,996,601		10,827,816	10,678,935	10,711,392
OTHER DATA
Return on average total assets	0.68%		(2.41%)		0.90%	0.89%	0.95%
Return on average total stockholders' equity	18.39%		(36.35%)		13.75%	13.18%	13.66%
Tier I leverage ratio	6.30%		4.30%		7.82%	8.08%	6.95%
Net interest margin (FTE)	4.01%		4.17%		4.22%	4.31%	4.77%
Operating efficiency ratio (5)	54.6	%(6)	192.5	%(7)	64.2%	70.7%	66.0%
Dividend payout ratio	43.94%		N/M	*	38.98%	38.68%	39.06%
Average equity to average assets	3.71%		6.62%		6.56%	6.73%	6.94%

(1)	Retroactive recognition has been given for stock dividends and splits.
(2)	6 for 5 stock split in 2005 effected in a manner similar to a 20% stock dividend.
(3)	Net of unearned income and before allowance for loan and lease losses.
(4)	Amount used for earnings per common share computation.
(5)	Operating expenses divided by the sum of net interest income (FTE) and other income (excluding net security gains/losses).
(6)	Ratio includes $12.1 million reversal of previously accrued IMN-related expenses.
(7)	Ratio includes $74.2 million expense accrual related to IMN adverse jury verdict.
*	N/M - denotes not meaningful.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company’s 2006 performance is discussed in detail on the following pages. Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan and lease or investment portfolios, demand for loan and lease products, demand for financial services in the Company’s primary trade area, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the company’s periodic reports filed with the Securities and Exchange Commission (“SEC”).

Executive Summary

The Company is a one-bank holding company, which was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries, a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly-owned subsidiaries, State Bancorp Capital Trust I and II, entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio Management Corp., SB Financial Services Corp., Studebaker-Worthington Leasing Corp., New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY. Of the Bank’s branch locations, eight are in Nassau County, five are in Suffolk County and three are in Queens County. The Bank offers a full range of banking services to individuals, corporations, municipalities and small to medium-sized businesses. Retail and commercial products include checking accounts, NOW accounts, money market accounts, passbook and statement savings accounts, certificates of deposit, individual retirement accounts, commercial loans, personal loans, residential loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products, mutual funds and, through its association with U.S. Trust Company, a full range of wealth management and financial planning services.

SB Portfolio and SB Financial, based in Wilmington, Delaware, are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank and the Company while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank.

The Company also owns SWLC, a nationwide provider of business equipment leasing that has been conducting business for over thirty years.

Financial performance of State Bancorp, Inc.			Over/
(dollars in thousands, except per share data)			(under)
As of or for the years ended December 31,	2006	2005	2005
Revenue (1)	$67,928	$64,329	6%
Operating expenses	$37,626	$124,641	(70)%
Provision for loan and lease losses	$2,490	$3,650	(32)%
Net income (loss)	$11,494	$(36,548)	N/M	(2)
Net income (loss) per share - diluted	$1.00	$(3.32)	N/M	(2)
Dividend payout ratio	43.94%	N/M (2)	N/M	(2)
Return on average total stockholders' equity	18.39%	(36.35%)	N/M	(2)
Tier I leverage ratio	6.30%	4.30%	200	bp
Tier I risk-weighted capital ratio	9.48%	6.00%	348	bp
Total risk-weighted capital ratio	11.58%	7.25%	433	bp

bp - denotes basis points; 100 bp equals 1%.
(1)	Represents net interest income plus total other income. See Revenue of State Bancorp, Inc. table that follows.
(2)	N/M - denotes not meaningful.

As noted elsewhere in this annual report to stockholders, 2006 was a year of great change for the Company. For the year ended December 31, 2006, the Company recorded record levels of loans and leases, deposits and stockholders’ equity. The adverse jury verdict in the IMN litigation was rendered on January 30, 2006 resulting in the establishment of a $74.2 million reserve contributing to $83.6 million in total legal expenses which resulted in a net loss in 2005. Following a review of its alternatives, the Company initiated settlement discussions in December with the plaintiff in this matter. On January 24, 2007, the parties agreed to settle all of the outstanding issues pursuant to the terms of a settlement agreement. The settlement agreement provided for, among other things, the payment of $65 million to the plaintiff which was less than the $77.1 million that had been reserved for this matter. The Company reluctantly determined that the time, cost, distraction and significant uncertainty in pursuing an appeal necessitated its efforts to settle the dispute in a manner as favorable to the Company as the circumstances would allow. The Company believes that this settlement is in the best long-term interest of its stockholders.

The Company also strengthened its executive management team during 2006 with the addition of Thomas M. O’Brien as President and Chief Operating Officer of the Company and the Bank in November. Shortly after Mr. O’Brien’s arrival, we undertook a successful recapitalization effort culminating in the issuance of 2.25 million shares of common stock in a December 2006 private placement which raised a total of approximately $36 million after expenses. As of December 31, 2006, the Company’s primary subsidiary, the Bank, is once again well capitalized by all regulatory standards.

Following a lengthy fourth quarter internal management review of the issues related to the notice of deficiency received by the Company from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001, including the risk of an adverse outcome and a projection of the significant time and cost to litigate, the Company established a reserve of $10 million for this potential tax liability during the fourth quarter of 2006. This reserve reflects the deficiency notice covering the 1999-2001 period and assumes that the Tax Department will likely assert the same claims for the calendar years 2002-2006, although no formal assessment has been received by the Company for those years.

As for our core operations, the interest rate environment in 2006, marked by an inverted yield curve, continued to provide significant challenges for management and the Board of Directors throughout the past year. Although the Company’s net interest margin declined during 2006, it remained above 4.00% for the year. Continued consolidation in the Company’s trade area during the past year coupled with liquidity in the capital markets resulted in deposit and loan pricing pressures that are not expected to abate during 2007. The Company’s core niche of small business, middle market commercial and industrial and municipal customers is under siege from an ever expanding array of competitors entering the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation. During 2007, the Company expects to expand its staff of professional bankers in several areas to achieve the foregoing objectives. Industry consolidation continues to provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration and the Company expects such opportunities will be available in 2007. With many of the issues that had consumed much of management and the Board’s time now behind us, the Company is poised to get back to the basics of commercial banking: loan and lease portfolio growth, deposit generation, increased market share, improved operational efficiency and enhanced brand building.

The Company recorded net income of $11.5 million during 2006 versus a net loss of $36.5 million in 2005. The improvement in net income during 2006 reflects the final settlement of the IMN warehouse lender litigation, which resulted in a net IMN-related credit of $6.2 million in 2006 compared to IMN-related expenses of $82.8 million in 2005. Other factors positively impacting net income during 2006 were an increase in net interest income and a reduction in the provision for loan and lease losses. The 2005 loss resulted from expenses incurred as a result of the IMN litigation. Basic earnings per common share of $1.02 were recorded in 2006 versus a loss per common share of $3.32 a year ago. Diluted earnings per common share of $1.00 and a diluted loss per common share of $3.32 were recorded in 2006 and 2005, respectively. The primary reason for the 2006 improvement in net income was an $89.1 million reduction in legal expenses largely related to the IMN litigation, growth in net interest income and a decline in the provision for loan and lease losses. The increase in net interest income resulted from an expanded interest-earning asset base, primarily through growth in the Bank’s portfolio of commercial loans and commercial mortgages as well as leases originated at SWLC.

Revenue of State Bancorp, Inc.			Over/
(dollars in thousands)			(under)
For the years ended December 31,	2006	2005	2005
Net interest income	$62,237	$58,519	6%
Service charges on deposit accounts	2,399	2,107	14%
Net security (losses) gains	(69)	867	N/M (1)
Income from bank owned life insurance	1,011	1,001	1%
Other operating income	2,350	1,835	28%
Total revenue	$67,928	$64,329	6%

(1) N/M - denotes not meaningful.

As a result of the improvement in the Company’s net income in 2006, return on average equity improved to 18.39% from (36.35)% a year ago. Return on average assets increased to 0.68% in 2006 versus (2.41)% in 2005. However, as a result of the inverted interest rate yield curve prevalent throughout 2006, the Company’s net interest margin (tax-equivalent basis) narrowed by 16 basis points to 4.01% from 4.17% a year ago.

The Company’s primary market area of Nassau, Suffolk and Queens Counties, provides tremendous opportunity for deposit growth and commercial and industrial lending. Well over four million people live and work in the tri-county area and over 120,000 businesses are located here. The recent softening of the real estate market does not appear to have impacted the local economy to any significant degree during 2006; however, management and staff at the Company attempt to monitor this market closely. Loan demand was strong during 2006. The average balance of total loans and leases for 2006 increased by 13% versus 2005. At December 31, 2006 gross loans and leases outstanding were $92 million (or 10%) above the comparable 2005 date. Consumer and business spending supported the local and national economies during 2006. Real estate values, although below the peak levels of 2005, continued to provide a “wealth effect” for consumers that again supported spending throughout the year. Business expansion showed signs of improvement in 2006 but still fell victim to the volatility of world events, the uncertain outlook for interest rates and the continued overall weakness of the U.S. dollar. Many economists are predicting more pronounced economic expansion throughout most areas of the country during 2007 led by the corporate sector, a key element of the Company’s core business model. The Company enters 2007 poised to expand our loan and lease portfolio as the dual challenges of capital and IMN are now behind us. Management of the Company is, however, aware that any economic improvement is inextricably linked to both the outlook for interest rates and consumer and business confidence. These issues, coupled with an uncertain long-term outlook for local real estate values, may negatively impact near-term economic growth in the Company’s trade area.

Recognizing the economic uncertainty previously noted, we intend to achieve loan and lease growth of approximately 8% to 10% in the Company’s core competencies of commercial and industrial credits, commercial mortgages and equipment leasing in 2007. We expect that spreads will continue to tighten due to competitive pressures and the effects of an inverted interest rate yield curve, resulting in  a narrowing of our interest rate margin on most loan and lease offerings. Funding costs are expected to rise slightly during 2007 as competitive pressures are expected to push up deposit rates and the continued disintermediation of low cost core deposit balances into CD products remains a factor. Management expects that, absent a change in the shape of the yield curve, the Company’s net interest margin may decline modestly in 2007 from current levels.

Excluding the loan and lease portfolio, asset growth in 2007 may also come from the fixed income investment portfolio, primarily in the U.S. Government Agency sector. The Company’s branch network is expected to provide funding to support anticipated asset growth. The Company will continue to pursue product delivery and back office expense reductions and operating efficiencies along with revenue-generating sales initiatives to improve net income. Some of these initiatives may result in the occurrence of initial implementation costs to allow the realization of longer term financial benefits.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations of the Company are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. Management evaluates those estimates and assumptions on an ongoing basis, including those related to the allowance for loan and lease losses, income taxes, other-than-temporary impairment of investment securities and recognition of contingent liabilities. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Allowance for Loan and Lease Losses

In management's opinion, one of the most critical accounting policies impacting the Company's financial statements is the evaluation of the allowance for loan and lease losses. Management carefully monitors the credit quality of the loan and lease portfolio and, on a quarterly basis, charges off the amounts of those loans and leases deemed uncollectible. Management evaluates the fair value of collateral supporting the impaired loans and leases using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Management of the Company recognizes that, despite its best efforts to minimize risk through a rigorous credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company's loan and lease portfolio will increase. The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in this evaluation include, but are not limited to, estimated losses from loan and lease and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb loan and lease charge-offs. Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management's continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower's ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio. Despite such a review, the level of the allowance for loan and lease losses remains an estimate and cannot be precisely determined. Thus, an increase in the size of the loan and lease portfolio or in any of its components could necessitate an increase in the allowance even though credit quality and problem loan and lease totals may be improving.

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions. Commercial loans are assigned credit risk grades using a scale of one to ten. Allocations for probable incurred losses are made for pools of similar risk-graded loans. For loans with signs of credit deterioration, generally loans in grades seven through ten, allocations range from 4% to 100% of the loan balance and are based on the Company’s historical loss experience for the respective grade category and the specific issues relating to the problem credit. Non-accrual loans in excess of $250,000 are individually evaluated for impairment and are not included in historical risk grade pools. Allocations for loans which are performing satisfactorily, generally grades one through six, are based on the Company’s historical experience for other performing loans. Allocations for these loans averaged 0.50% at December 31, 2006.

It is the present intent of management to continue to monitor the level of the allowance for loan and lease losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that that market provides as collateral to certain segments of the loan and lease portfolio. In recognition of the economic uncertainties previously discussed, the normal risks inherent in any credit portfolio and expected growth in the loan and lease portfolio, management anticipates that the 2007 provision for loan and lease losses may approximate the level recorded in 2006. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed throughout the coming year. In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

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

The Company has received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001 described under “Risk Factors.” Following a lengthy fourth quarter internal management review of the issues cited in the deficiency notice, including an assessment of the risk of an adverse outcome and a projection of the time and cost to litigate, the Company established a reserve of $10 million for this potential tax liability in the fourth quarter of 2006. This reserve reflects the deficiency notice covering the 1999 - 2001 period and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006, although no formal assessment has been received by the Company thus far for that period. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department. Management believes that the amount recognized in the 2006 financial statements represents the Company's best estimate of the potential liability related to this matter based upon the information available to the Company.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether additional tax will be assessed for years subsequent to calendar year 2001 or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware and, accordingly, the resulting impact on our results of operations, financial condition and liquidity, could be material and adverse.

Other-Than-Temporary Impairment of Investment Securities

If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

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

Net Interest Income

Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates

The following table presents the average daily balances of the Company's assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34%. Non-accruing loans and leases are included in the average balances (dollars in thousands):

For the Years Ended December 31,	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Securities held to maturity and securities available for sale:
Taxable	$518,940	$23,745	4.58%	$472,663	$18,028	3.81%	$496,087	$17,559	3.54%
Tax-exempt	15,653	733	4.68	54,692	2,240	4.10	114,905	3,979	3.46
Total securities	534,593	24,478	4.58	527,355	20,268	3.84	610,992	21,538	3.53
Federal Home Loan Bank and other restricted stock	2,073	109	5.26	4,139	181	4.37	5,249	89	1.70
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	87,675	4,377	4.99	59,000	1,740	2.95	36,618	404	1.10
Loans and leases (net of unearned income):
Taxable	931,798	77,447	8.31	824,210	61,499	7.46	727,945	48,823	6.71
Tax-exempt	5,223	426	8.16	6,120	500	8.17	6,966	557	8.00
Total loans and leases - net	937,021	77,873	8.31	830,330	61,999	7.47	734,911	49,380	6.72
Total interest-earning assets	1,561,362	$106,837	6.84%	1,420,824	$84,188	5.93%	1,387,770	$71,411	5.14%
Allowance for loan and lease losses	(16,579)			(14,198)			(11,523)
Cash and due from banks	46,215			48,295			49,672
Bank premises and equipment - net	6,305			6,196			6,758
Other assets	85,337			56,530			50,139
Total Assets	$1,682,640			$1,517,647			$1,482,816

LIABILITIES AND STOCKHOLDERS' EQUITY:
Savings and time deposits:
Savings	$656,802	$17,600	2.68%	$703,173	$12,476	1.77%	$662,087	$5,326	0.80%
Time	509,368	23,630	4.64	289,897	8,739	3.01	268,502	4,545	1.69
Total savings and time deposits	1,166,170	41,230	3.54	993,070	21,215	2.14	930,589	9,871	1.06
Federal funds purchased	2,997	150	5.01	6,341	208	3.28	7,021	99	1.41
Securities sold under agreements to repurchase	-	-	-	16,092	512	3.18	41,652	600	1.44
Other borrowed funds	10,392	570	5.48	47,626	1,533	3.22	77,953	1,171	1.50
Subordinated notes	5,671	516	9.10	-	-	-	-	-	-
Junior subordinated debentures	20,620	1,787	8.67	20,620	1,434	6.95	20,620	1,059	5.14
Total interest-bearing liabilities	1,205,850	44,253	3.67	1,083,749	24,902	2.30	1,077,835	12,800	1.19
Demand deposits	324,551			310,720			290,905
Other liabilities	89,751			22,644			16,816
Total liabilities	1,620,152			1,417,113			1,385,556
Stockholders' equity	62,488			100,534			97,260
Total Liabilities and
Stockholders' Equity	$1,682,640			$1,517,647			$1,482,816
Net interest income/margin -tax-equivalent basis		62,584	4.01%		59,286	4.17%		58,611	4.22%
Less tax-equivalent basis adjustment		347			767			1,374
Net Interest Income		$62,237			$58,519			$57,237

Analysis of Changes in Net Interest Income

The following table presents a comparative analysis of the changes in the Company's interest income and interest expense due to the changes in the average volume and the average rates earned on interest-earning assets and due to the changes in the average volume and the average rates paid on interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34%. Variances in rate/volume relationships have been allocated proportionately to average volume and average rate as they compare to each other (in thousands):

	Year 2006 over 2005			Year 2005 over 2004
	Due to Change in:			Due to Change in:
	Average	Average	Net Increase	Average	Average	Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME:
Securities held to maturity and securities available for sale:
Taxable	$1,881	$3,836	$5,717	$(853)	$1,322	$469
Tax-exempt	(1,790)	283	(1,507)	(2,368)	629	(1,739)
Total securities	91	4,119	4,210	(3,221)	1,951	(1,270)
Federal Home Loan Bank and other restricted stock	(103)	31	(72)	(22)	114	92
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	1,087	1,550	2,637	357	979	1,336
Loans and leases (net of unearned income):
Taxable	8,516	7,432	15,948	6,849	5,827	12,676
Tax-exempt	(73)	(1)	(74)	(69)	12	(57)
Total loans and leases - net	8,443	7,431	15,874	6,780	5,839	12,619
Total Interest Income	9,518	13,131	22,649	3,894	8,883	12,777
INTEREST EXPENSE:
Savings and time deposits:
Savings	(871)	5,995	5,124	350	6,800	7,150
Time	8,699	6,192	14,891	388	3,806	4,194
Total savings and time deposits	7,828	12,187	20,015	738	10,606	11,344
Federal funds purchased	(139)	81	(58)	(10)	119	109
Securities sold under agreements to repurchase	(256)	(256)	(512)	(518)	430	(88)
Other borrowed funds	(1,642)	679	(963)	(588)	950	362
Subordinated notes	258	258	516	-	-	-
Junior subordinated debentures	-	353	353	-	375	375
Total Interest Expense	6,049	13,302	19,351	(378)	12,480	12,102
Change in Net Interest Income (Tax-equivalent Basis)	$3,469	$(171)	$3,298	$4,272	$(3,597)	$675

2006 versus 2005

Net interest income, the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowed funds, is the Company’s primary source of operating earnings. Net interest income is influenced by the average balance and mix of the Company’s interest-earning assets, the yield on those assets and the current level of market interest rates. These rates are significantly influenced by the actions of the Federal Reserve Open Market Committee (“FOMC”), which periodically adjusts the Federal funds rate, the rate at which banks borrow funds from one another on an overnight basis. During 2006, the FOMC increased the Federal funds rate four times from 4.25% to its year-end 2006 level of 5.25%. Since 2004, the FOMC increased the Fed funds rate 17 times by a total of 425 basis points.

Net interest income increased by 6.4% to $62.2 million in 2006. This improvement was driven by an increase in average interest-earning assets of $141 million (10%), primarily loans and leases and short-term investments, offset partially by a 16 basis point contraction of the Company’s net interest margin to 4.01% in 2006. Growth in commercial loans, commercial mortgages and lease receivables led the $107 million or 13% increase in average loans and leases outstanding to $937 million in 2006 versus 2005. The loan and lease growth resulted from the Company’s business development activities coupled with the ongoing consolidation of banks in the Company’s trade area. Average short-term investments, principally reverse repurchase agreements used to collateralize municipal balances, increased by $29 million in 2006. Average investment securities grew by $7 million to $535 million primarily due to a lack of economically advantageous reinvestment opportunities due to the inverted yield curve prevailing throughout 2006. Cash flows from the Bank’s mortgage-backed portfolio and maturing short-term municipal investments were utilized, in part, to support loan and lease growth. Tax-exempt municipal securities and mortgage-backed securities declined by $39 million and $36 million, respectively. Offsetting this contraction was an increase of $87 million in U.S. Government Agency securities. As of December 31, 2006, the average duration of the Company’s investment portfolio was 2.75 years.

Average interest-earning assets have grown by 10%, 2% and 9% in 2006, 2005 and 2004, respectively. Low-cost core deposits, principally demand deposits, savings accounts and money market accounts, have funded 63% to 71% of the Company’s average interest-earning assets during the past three years. Average core deposit balances decreased by $33 million or 3% to $981 million in 2006 following rates of growth of 6% and 11% in 2005 and 2004, respectively. During 2006, average core deposit balances represented 66% of total deposits, versus 78% in 2005 and 2004. The reduction in core deposits in 2006 coupled with a very successful retail CD campaign accounted for the decline in this funding ratio during the past year. As interest rates have risen, customers are no longer indifferent about leaving deposits in core accounts versus CDs. During 2006, average demand deposit balances grew by $14 million or 5% while average money market and NOW accounts increased by $2 million. Average savings deposits declined by $49 million or 15% on a year to year basis. This decline resulted primarily from an outflow of deposits after the Company ceased indexing a portion of this funding source to the three-month T-bill rate. During 2006, the Company’s fully taxable equivalent (FTE) net interest margin contracted by 16 basis points to 4.01%, from 4.17% a year ago. The narrower margin resulted from multiple factors, most notably higher short-term interest rates and an inverted yield curve which negatively impacted the Company’s cost of funds. As a result of a shift in the asset mix to a greater dependence on loans and leases as a percentage of total interest-earning assets, the Company’s yield on average interest-earning assets expanded by 91 basis points to 6.84%. Higher short-term interest rates, coupled with the aforementioned shift in the Company’s funding mix, resulted in a 107 basis point increase in the average rate paid on the Company’s supporting funds to 2.83% in 2006.

The following table summarizes the components of net interest margin (FTE) on a quarterly basis for 2006.

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest-earning assets:
Securities	4.64%	4.50%	4.99%	4.19%
Federal Home Loan Bank and other restricted stock	4.53%	4.20%	7.46%	5.10%
Federal funds sold	5.19%	5.21%	4.86%	4.68%
Securities purchased under agreements to resell	5.28%	5.21%	4.97%	4.30%
Interest-bearing deposits	5.95%	4.82%	4.71%	4.72%
Loans and leases	8.46%	8.35%	8.38%	8.03%
Total interest-earning assets	6.93%	6.95%	6.99%	6.49%
Interest-bearing liabilities:
Savings deposits	2.86%	2.70%	2.73%	2.44%
Time deposits	4.97%	4.75%	4.59%	4.05%
Total savings and time deposits	3.89%	3.62%	3.53%	3.04%
Federal funds purchased	5.51%	5.51%	5.34%	4.68%
Other borrowed funds	6.59%	7.12%	7.24%	4.62%
Subordinated notes	9.13%	9.13%	8.89%	-%
Junior subordinated debentures	8.97%	8.93%	8.60%	8.16%
Total interest-bearing liabilities	4.02%	3.79%	3.64%	3.18%

Net interest margin - tax-equivalent basis	3.78%	4.05%	4.17%	4.06%

Average total loans and leases have grown by 13% in each of the past three years. At the same time that this growth has been achieved, credit quality in the Company’s loan and lease portfolio has improved each year. Non-accrual loans and leases declined to $2 million or 0.2% of total loans and leases as of December 31, 2006, the lowest level in 16 years, while the allowance for loan and lease losses as a percentage of non-accrual loans and leases has risen to 754%, its highest level ever.

Despite further increases in 2006, short-term rates remained low enough, in both absolute and historical terms, to support continued growth in residential construction and remodeling and commercial real estate development. Each of these areas of growth is expected to abate in the next few years only because of a finite amount of available land in the Bank’s trade area. These factors, along with a targeted Queens and Brooklyn calling effort, were the primary reasons for the growth in the Company’s loan and lease portfolio during the past year.

Average commercial loans, mortgages and leases grew at rates of 11%, 12% and 36%, respectively, in 2006. At December 31, 2006, total gross loans and leases outstanding amounted to $984 million, up 10% when compared to the comparable 2005 date. The year-end loan and lease portfolio was composed of approximately 47% commercial mortgages, 33% commercial loans, 10% residential mortgages and home equity lines of credit and 10% all other loans and leases. It is expected that the 2007 loan and lease mix will remain, on a percentage basis, approximately the same as 2006.

2005 versus 2004

Net interest income increased by 2.2% to $58.5 million during 2005 as the result of growth in average interest-earning assets of $33 million (up 2%). Growth in loans and leases and short-term investments accounted for much of the asset expansion. Increases in commercial loans, commercial mortgages and lease receivables led the $95 million or 13% increase in average loans and leases outstanding in 2005 versus 2004. Average investment securities declined by $84 million or 14% due to a lack of economically advantageous reinvestment opportunity due to the flat yield curve prevailing throughout 2005. Primarily funding the growth in interest-earning assets was a $61 million (6%) increase in core deposits, representing 78% of total deposits in 2005. Growth in demand deposits ($20 million) and savings balances ($41 million) accounted for the core deposit expansion in 2005. Cash flows from the Company’s mortgage-backed securities portfolio and maturing municipal investments were also utilized to support loan and lease growth.

During 2005, the Company’s net interest rate margin narrowed slightly to 4.17% from 4.22% in the prior year. The reduced margin resulted from multiple factors, most notably higher short-term interest rates and a flattening of the yield curve which negatively impacted the return on cash flow generated by the Company’s investment portfolio. As a result of a shift in the asset mix to a greater dependence on loans and leases as a percentage of total earning assets, the Company’s earning asset yield expanded by 79 basis points to 5.93%. Higher short-term interest rates, partially offset by continued growth in low-cost sources of core funding, resulted in an 84 basis point increase in the average rate paid on supporting funds to 1.76% in 2005.

Investment Securities

SFAS No. 115 requires the Company, at the time of purchase, to designate each investment security as either "available for sale" (“AFS”), "held to maturity" or "trading," depending upon investment objectives, liquidity needs and ultimate intent. AFS securities are stated at market value, with unrealized gains or losses reported as a separate component of stockholders' equity until realized. Securities held to maturity are stated at cost, adjusted for amortization of premium or accretion of discount, if any. Trading securities are generally purchased with the intent of capitalizing on perceived short-term price inefficiencies by selling them in the near term. The Company did not hold any trading securities at December 31, 2006 and 2005.

At December 31, 2006, the Company held $511 million in AFS securities (99% of the investment portfolio) at a pre-tax unrealized net loss of $5.7 million versus an unrealized net loss of $6.9 million at year-end 2005. At year-end 2006, the AFS portfolio was divided into the following categories: 3% corporate and other securities; 3% tax-exempt municipal paper; 57% callable U.S. Government Agency securities; and 37% mortgage-backed securities (“MBS”) (mainly FNMA and GNMA obligations). The held to maturity portion of the portfolio, which totaled $6 million, was composed entirely of U.S. Government Agency securities.

The inversion of the yield curve during the past year only made the existing portfolio management challenges even greater. In light of the inverted yield curve, along with an upward bias in short-term interest rates, the Company maintained its defensive investment posture during 2006. Presented with difficult bond market conditions throughout most of the year, a conservative portfolio was maintained with the objective of generating cash flow to be redeployed opportunistically in a rising rate environment.

The Company’s investment policy is conservative in nature and identifies liquidity and safety as being of paramount importance among its objectives and, as such, the portfolio is largely comprised of Government Agency securities, MBS issues of Government-sponsored entities and local municipal notes. In addition to the creation of liquidity, risk management is another important aspect of the Company’s investment strategy. The Company’s portfolio construction is designed to provide liquidity while managing market risk and avoiding taking on credit risk. Market risk can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates, and is managed, primarily, by investing in securities with shorter durations. A security with a shorter duration is preferred to one with a longer duration in a rising rate environment because the longer the duration of a security, the greater the sensitivity of its market value to changes in interest rates.

Security selection is governed by the Company’s investment policy, and serves to supplement the Company’s asset/liability position. Securities such as callable Government Agency securities, premium MBS issues and floating rate securities with an anticipated short average life were purchased during the past year with the intention of producing cash flow, as well as limiting the sensitivity of the portfolio’s market value. In addition to attaining a short average life, the securities purchased provide incremental yield due to optionality found in callable Government Agency securities and prepayment activity inherent in MBS issues. Cash flow on the portfolio increases in a lower interest rate environment and moderately extends in a higher interest rate environment. The defensive posture of the portfolio, with a continuing emphasis on liquidity and risk management, is expected to continue for the foreseeable future.

The Company’s investment portfolio decreased by $20 million at year-end 2006 versus the comparable 2005 date primarily as the result of reductions in tax-exempt municipal securities (down $4 million), MBS issues (down $6 million), corporate securities (down $4 million) and Government Agency securities (down $6 million). The Company took advantage of accelerated principal paydowns on MBS issues to strategically position a portion of the investment portfolio during the year. Local, short-term municipal paper is sold throughout the year as part of the Company’s asset/liability management function.

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

The Company received MBS principal paydowns of $43 million and $62 million in 2006 and 2005, respectively. Management expects that the trend toward lower paydowns will continue in 2007 due to declining refinance opportunities available to the consumer in the face of higher forecasted interest rates.

The Company’s investment portfolio is low-risk in nature due to its concentration of U.S. Government Agency, local municipal notes and AAA-rated MBS issues. As of December 31, 2006, the MBS portfolio had an average life of approximately 3.6 years after adjusting for historical prepayment patterns. Approximately 76% of the MBS portfolio, including collateralized mortgage obligations (“CMOs”), had final maturities in excess of ten years. In general, principal prepayments on these securities will slow as interest rates rise and, conversely, prepayments will increase as interest rates fall. CMOs accounted for 6% of the total investment portfolio as of year-end 2006. The Government Agency portfolio has final maturities ranging from one to ten years and those that are callable have call dates in 2007 and 2008.

Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses

One of management's primary objectives is to maintain a high-quality loan and lease portfolio in all economic climates. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of each borrower's creditworthiness and risk exposure. Management seeks to avoid concentrations within industries and customer segments in order to minimize credit exposure. The Company's senior lending personnel work in conjunction with loan officers to determine the level of risk in the Company’s loan- and lease- related assets and establish an adequate level for the allowance for loan and lease losses. An outside loan review consultant is also utilized to independently verify the loan classifications and the adequacy of the allowance for loan and lease losses. Management actively seeks to reduce the level of non-performing assets, defined as non-accrual loans and leases and other real estate owned, through aggressive collection efforts and, where necessary, litigation and charge-off. Other real estate owned properties are aggressively marketed for sale utilizing local commercial and residential realtors as appropriate.

As illustrated in Table I, the Company’s non-performing assets decreased by $1 million to $2 million at year-end 2006 versus 2005 following a $5 million decrease in 2005 versus 2004. At December 31, 2006, total non-performing assets as a percentage of loans and leases and other real estate owned amounted to 0.2% as compared to 0.3% and 1.0% at year-end 2005 and 2004, respectively. The Company held one commercial property in other real estate owned at year-end 2004 with a carrying value of $3 million. This property was sold during 2005 at a small gain. The year-end 2006 decline in non-performing assets, as defined by the Company, resulted from a $1 million decrease in non-accrual loans and leases. The reduction in non-accrual loans and leases during 2006 resulted from the upgrade of several commercial credits to performing status coupled with a combination of paydowns and charge-offs.

Management of the Company actively reviews the level and composition of non-performing assets and during 2006 continued its strategy of collection and recovery efforts though proactive litigation. The decrease in non-performing assets resulted in improved coverage ratios at year-end. The allowance for loan and lease losses as a percentage of non-accrual loans and leases advanced to 754% from 512% at year-end 2005, while the allowance for loan and lease losses as a percentage of non-accrual loans and leases, restructured accruing loans and leases, and loans and leases 90 days or more past due and still accruing interest increased to 749% during 2006 from 469% a year ago. At December 31, 2006, the Company had no restructured accruing loans and leases. Loans and leases in this category are composed mainly of loans and leases that have demonstrated performance in accordance with the terms of their restructure agreements but do not yield a market rate of interest subsequent to their restructuring. For a further description of our methodology for determining the adequacy of the allowance for loan and lease losses, see “Critical Accounting Policies, Judgments and Estimates.”

The provision for loan and lease losses totaled $2.5 million in 2006, $3.7 million in 2005 and $4.5 million in 2004. The resulting allowance for loan and lease losses balance of $16 million at December 31, 2006 amounted to 1.7% of loans and leases outstanding compared to 1.8% in 2005 and 1.5% in 2004. The increase in the allowance for loan and lease losses in 2006 is a result of growth in the overall loan and lease portfolio of $92 million or 10.3% partially offset by a decrease in the balance of loans graded seven through ten. Loans graded in these categories represented 5.32% of total loans and leases at December 31, 2006 compared to 5.97% at December 31, 2005. The impact of a decrease in loans graded adversely and an improvement in non-accrual loans and leases was somewhat offset by net charge-offs in 2006.

The Company recorded net loan and lease charge-offs of $1.8 million in 2006 versus net loan and lease recoveries of $47 thousand in 2005 and net loan and lease charge-offs of $3.2 million in 2004. Gross recoveries totaled $378 thousand in 2006 versus $845 thousand in 2005 and $187 thousand in 2004. Although the local economy grew moderately during the past year, existing weaknesses in certain sectors of the economy may cause future problems. The potential consequences of a continued increase in interest rates or a prolonged economic slowdown in industries which impact the Company’s borrower base make it difficult to forecast the impact on asset quality that will result during 2007 or any additional charge-offs that may be required during the year.

The Company has no foreign loans outstanding. The concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $165 million and $132 million to real estate operators, lessors and developers, and to building construction contractors, respectively. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. Management of the Company is not aware of any trends, events or uncertainties that will have, or that are reasonably likely to have, a material effect on the Company’s liquidity, capital resources or future operating results. For loans and leases not separately disclosed herein, management is not aware of information relating to any material credit that would impact the ability of those borrowers to comply with loan and lease repayment terms.

TABLE I	Analysis of Non-Performing Assets at December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Non-accrual loans and leases	$2,177	$3,069	$5,274	$8,666	$6,317
Other real estate	-	-	2,650	2,650	-
Total non-performing assets	$2,177	$3,069	$7,924	$11,316	$6,317
Restructured accruing loans and leases	-	-	-	-	$107
Loans and leases 90 days or more past due and still accruing interest	$13	$281	$89	$149	$129
Total loans and leases outstanding	$983,725	$892,022	$778,191	$711,216	$620,384
Allowance for loan and lease losses	$16,412	$15,717	$12,020	$10,732	$10,046
Key ratios:
Allowance for loan and lease losses as a percent of total loans and leases	1.7%	1.8%	1.5%	1.5%	1.6%
Non-accrual loans and leases as a percent of total loans and leases	0.2%	0.3%	0.7%	1.2%	1.0%
Non-performing assets (1) as a percent of total loans and leases and other real estate	0.2%	0.3%	1.0%	1.6%	1.0%
Allowance for loan and lease losses as a percent of non-accrual loans and leases	753.9%	512.1%	227.9%	123.8%	159.0%
Allowance for loan and lease losses as a percent of non-accrual loans and leases, restructured accruing loans and leases, and loans and leases 90 days or more past due and still accruing interest	749.4%	469.2%	224.1%	121.7%	153.3%

(1) Excludes restructured accruing loans and leases, and loans and leases 90 days or more past due and still accruing interest.

Other Income

2006 versus 2005

Other income decreased by 2.1% in 2006 when compared to 2005, largely as a result of lower net security gains. The decline in net security gains was offset in part by growth in service charges on deposits and other operating income. Income from Bank Owned Life Insurance (“BOLI”) also improved nominally in 2006.

Return item charges represent the Company’s most significant recurring source of other income. These fees increased by 20.5% in 2006 versus 2005 as the result of increased collection opportunities in the past year. Although higher short-term interest rates resulted in more careful cash management by much of the Bank’s customer base, the overall collection rate by commercial and retail relationship managers improved in 2006, thereby increasing fees collected. Management of the Bank is committed to improving the collection rate again during 2007 to enhance this important source of fee income. Other service charges on deposits, principally account activity fees, increased by 3.5% in 2006 after being flat in 2005 versus 2004.

During 2006, the Company recorded $69 thousand in net security losses primarily due to sales of local municipal notes. This compares to net gains of $867 thousand in 2005 and $2.1 million in 2004 as the result of the sale of selected securities to achieve certain portfolio restructuring goals.

Other operating income improved by $515 thousand or 28.1% in 2006 following an increase of 5.2% in 2005. Growth in several categories accounted for the improvement, principally growth in letter of credit fees, financial products (customer swap) fees, merchant services income, sweep account fees and income from the Bank’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) program. Somewhat offsetting these positive factors were lower collection and foreign exchange, cash management and annuity commission fees. The continued expansion of the Company’s commercial, municipal and professional services customer base resulted in improved sales of products such as merchant card processing, debit cards, CDARS and the Bank’s sweep program during 2006. Another growing source of fee income is the Bank’s customer swap program. Customer rate swaps, arranged through a third party financial intermediary, allow Bank customers to achieve their goal of price certainty through a fixed rate, long-term loan product while the Bank is, at the same time, able to more effectively manage its asset/liability structure through a variable rate asset. This product has been well received by both customers and relationship managers as it allows the Bank to satisfy customer needs on loan deals that were previously turned away based on unfavorable product terms, principally final maturity.

2005 versus 2004

Other income decreased by 17.6% in 2005 when compared to 2004, primarily the result of lower net security gains. During 2005, the Company recorded $867 thousand in net security gains versus $2.1 million in 2004. Excluding the impact of net security transactions in each year, other income totaled $4.9 million in 2005, up 0.9% versus 2004. This nominal improvement resulted from growth in other operating income (up 5.2%) and BOLI (up 13.8%) during 2005. Increases in mortgage loan sale fees, customer swap fees, merchant services income and income from the Bank’s title agency subsidiary, State Title Agency, LLC accounted for the improvement in other income. Somewhat offsetting these positive factors were lower return item charges, foreign exchange fees, letter of credit fees and reduced annuity commission income. The improvement in BOLI income resulted from the timing of that asset’s purchase in February 2004 versus a full year of income in 2005.

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

During 2005, the Company recorded $867 thousand in net security gains as the result of selected sales of investment securities, mainly long-term municipal notes, mortgage-backed securities and Government Agency paper, to achieve certain portfolio restructuring goals related to the current and projected interest rate environment. This compares to net gains of $2.1 million in 2004.

Operating Expenses

2006 versus 2005

Total operating expenses decreased by $87.0 million to $37.6 million in 2006 from a year ago. An $89.1 million reduction in legal expenses accounted for this decline. Higher levels of salaries and employee benefits, increased occupancy, marketing and advertising, credit and collection and growth in audit and assessment fees partially offset the lower level of legal expenses in 2006. The largest component of the Company’s legal expenses relates to ongoing litigation arising out of the Bank’s deposit relationship with Island Mortgage and its affiliates. The Company entered into a final settlement agreement with the plaintiff in the final pending warehouse lender litigation (HSA Residential Mortgage Services of Texas v. State Bank of Long Island) on January 24, 2007. In 2005, the Company recorded a $74.2 million expense related to the financial impact of the adverse jury verdict, including pre-judgment interest and certain other costs, in this litigation. The January 2007 settlement, totaling $65 million, resulted in a $12.1 million reversal of the previously accrued compensatory damages and related interest thereon during the fourth quarter of 2006. Consequently, total legal expenses, including non IMN-related expenses, amounted to a $5.5 million credit in 2006 versus an expense of $83.6 million in 2005. IMN legal expenses totaled $82.8 million and $2.3 million in 2005 and 2004, respectively. See “Legal Proceedings.”

Operating expenses of State Bancorp, Inc.			Over/
(dollars in thousands)			(under)
For the years ended December 31,	2006	2005	2005
Salaries and other employee benefits	$27,095	$26,205	3%
Occupancy	4,968	4,733	5%
Equipment	1,227	1,389	(12)%
Legal	(5,544)	83,584	N/M (1)
Marketing and advertising	1,743	1,232	41%
Credit and collection	829	660	26%
Audit and assessment	1,558	1,346	16%
Other operating expenses	5,750	5,492	5%
Total operating expenses	$37,626	$124,641	(70)%

(1) N/M - denotes not meaningful.

As noted in the table above, salaries and other employee benefits increased by $890 thousand (3.4%) during 2006 as the result of staff expansion coupled with higher medical and equity compensation costs. The addition of staff in several support areas of the Bank and the opening of a new branch in Westbury accounted for much of the Company’s growth in staff in 2006. Increased health care costs, FICA and payroll tax expenses, and equity compensation awards also added to the growth in salaries and benefits costs during 2006. Also contributing to the growth in operating expenses during 2006 were higher levels of occupancy costs, marketing and advertising expenses, credit and collection costs, audit and assessment fees and other operating expenses. Occupancy costs grew by 5.0% as the result of the new Westbury branch, higher utility costs and increased real estate taxes incurred during 2006. Marketing and advertising expenses increased by 41.5% as the result of additional Bank product promotions and the opening of a new branch. Credit and collection fees increased by 25.7% primarily due to costs associated with an expansion of the Bank’s home equity loan program. Audit and assessment costs grew by 15.7% related to increased FDIC deposit insurance fees. Other operating expenses increased by 4.7% as the result of higher costs in several categories, most notably stationery and supplies, telecommunications costs, computer software maintenance and consulting fees. Partially offsetting the foregoing increases was an 11.7% reduction in equipment expenses due to lower depreciation costs in 2006. Excluding all IMN-related expenses (and the related 2006 credit) in both 2006 and 2005 would have resulted in a year over year cost increase of 4.8% in 2006 versus 2005.

Excluding IMN-related costs, the growth in total operating expenses recorded by the Company during 2006 is reflective of the Company’s recent trend as it has expanded its branch network and corporate infrastructure during the past five years. Management continues to pursue a goal of reducing the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and other income, excluding net security gains or losses) to a level below 55%. This goal can only be accomplished through a combination of revenue growth and strict expense control in all areas. The expansion of staff and branch facilities in recent years, along with growth in both the lending area and operational support functions, has resulted in rates of operating expense growth above corporate targets. We anticipate that investment in additional staff and facilities will be required in order to grow top-line revenue in 2007. However, we also will conduct an extensive review of all business lines in 2007 in an effort to improve efficiencies and allocate capital only to those areas that meet pre-determined performance metrics. Management is assessing various strategies with respect to operating efficiency, cost control and revenue growth. Improvements in operating efficiency may entail restructuring-type charges in 2007 as various strategies are considered and implemented. Expense control measures, including strict guidelines with respect to increases in base and supplementary compensation for current staff, will continue to be observed on an ongoing basis.

The Company’s primary expense control rates of measurement are the operating efficiency ratio and the ratio of total operating expenses to average assets. The Company’s operating efficiency ratio was 54.6% in 2006. As a result of the adverse IMN jury verdict, the Company’s 2005 operating efficiency ratio is not statistically meaningful for analytical purposes. Excluding IMN settlement-related credits and expenses, the Company’s operating efficiency ratios would have been 63.7% and 64.6% in 2006 and 2005, respectively.

Occupancy expenses totaled $5.0 million in 2006, an increase of 5.0% when compared to 2005. This increase resulted from a combination of higher rental expenses, increased utility expenses and higher real estate taxes. The increase in rental costs in 2006 (up 6.1%) resulted principally from the opening of the Westbury branch in January 2006. Real estate taxes rose by 12.4% in 2006 when compared to the prior year as the result of higher commercial property tax rates assessed on the Company’s branches, including Westbury, in 2006. Utility costs rose by 16.0% from year to year. Maintenance and repair costs declined by 14.9%, primarily the result of a lower level of snow removal costs during the winter of 2005/06. Occupancy costs are expected to rise at a similar rate in 2007 as the projected rates of growth in utilities, real estate taxes and maintenance costs offset the reduced rate of growth in rental expense forecast for the coming year.

Equipment expenses decreased by 11.7% to $1.2 million in 2006 as the result of a reduction in computer equipment depreciation related to the Company’s mainframe system. Also contributing to this decrease were lower computer software depreciation and lower equipment maintenance insurance costs. Management of the Company expects equipment expenses to increase moderately in 2007 as additional technology initiatives are expected to be funded and additional equipment purchased to support the projected growth in staff.

Legal expenses, as previously noted, decreased by $89.1 million during 2006. Excluding IMN-related expenses, the Company’s legal expenses amounted to $661 thousand in 2006 and $784 thousand in 2005. Management of the Company expects that corporate legal expenses will increase during 2007 as the result of additional regulations currently in place and pending, specifically related to proxy statement disclosure and various SEC filings.

Marketing and advertising costs increased by $511 thousand (41.5%) during 2006 when compared to 2005. This growth resulted principally from additional product specific promotions and advertising and marketing related to the new branch opened in 2006.

Credit and collection costs grew by $169 thousand (25.7%) in 2006 versus 2005. Additional costs associated with growth in the Company’s residential mortgage and home equity line of credit program accounted for the growth in this expense category. Reduced expenses associated with loan collection work, principally due to continued improvement in the overall quality of the loan and lease portfolio, partially offset these cost increases.

Audit and assessment fees increased by $212 thousand or 15.7% in 2006 versus 2005 as a result of higher FDIC deposit insurance costs. Audit and assessment expenses have increased by approximately 27% over the past two years as higher costs associated with SOX compliance and FDIC insurance have been borne by the Company. It is expected that costs in this category will decline in 2007 as a result of the lower projected FDIC costs, due in part to an expense credit to be used to offset a significant portion of 2007 deposit insurance fees, coupled with a lower FDIC assessment rate due to the improved capital position of the Bank.

Other operating expenses increased by 4.7% to $5.8 million in 2006 versus 2005. This growth resulted from increases in several expense categories, most notably director compensation costs, stationery and supplies, consulting fees and computer software expenses. Somewhat offsetting these factors were reductions in several expense categories, mainly other real estate expenses and meeting and seminar costs. Management of the Company expects that operating expenses, in absolute terms, will continue to grow as the Company expands its operations, the markets it serves and the products it offers.

2005 versus 2004

Operating expenses increased by $83.6 million to $124.6 million during 2005 due primarily to costs associated with the adverse jury verdict in the IMN litigation. Legal expenses grew by $80.7 million in 2005 versus 2004. The Company recorded a non-recurring expense of $74.2 million in the fourth quarter of 2005 as a result of compensatory damages, pre-judgment interest and other costs associated with the verdict in the January 2006 trial. Total IMN-related expenses were $82.8 million in 2005 including legal defense costs and settlements. In addition to the growth in legal costs, higher levels of salaries and employee benefits costs, occupancy, marketing and advertising and audit and assessment expenses also contributed to the growth in expenses during 2005. Reductions in equipment and credit and collection costs were recorded in 2005 when compared to 2004.

Salaries and employee benefits costs increased by $2.3 million (9.7%) in 2005 versus 2004 as the result of staff expansion coupled with higher medical and pension costs. The growth in staff resulted from the establishment of the Professional Services Group (“PSG”) in 2004 and the addition of several commercial lenders in 2005. Increased health care, FICA expenses, and related increases in 401(k) and employee stock ownership plan contributions also added to the growth in this category.

Occupancy costs grew by 18.3% in 2005 to $4.7 million due principally to additional space occupied by PSG in New York City, higher utility costs and increased maintenance and repair expenses. Real estate taxes rose very modestly in 2005 when compared to the prior year as the result of nominally higher commercial property tax rates assessed on the Company’s branches in 2005. Building and leasehold depreciation grew by 12.3% as the result of additional depreciable tenant improvements during 2005 while utility costs rose by 15.8% from year to year. Maintenance and repair costs grew by 30.9%, primarily the result of snow removal costs during the winter of 2004/05.

Equipment expenses decreased by 5.1% to $1.4 million in 2005 as the result of a reduction in computer equipment depreciation related to the Company’s mainframe system. Also contributing to this decrease were lower equipment rental and repair costs and lower equipment maintenance insurance fees.

Marketing and advertising costs increased by 23.1% during 2005. This growth resulted principally from additional corporate branding efforts coupled with product specific promotions. A more targeted approach to event sponsorships during 2005 based on customer profitability, coupled with a reduction in promotions-related expenses served to offset somewhat the Company’s other initiatives.

Credit and collection costs declined by 11.8% in 2005 versus 2004. This improvement was the result of a significant reduction in loan collection work resulting from fewer non-performing assets due to an improvement in portfolio credit quality. Also contributing to this decline were lower costs associated with credit reports and credit checks as the result of a reduced level of residential mortgage refinancing activity in 2005.

Audit and assessment fees increased by $124 thousand or 10.1% in 2005 versus 2004 as a result of higher costs associated with the implementation of the Sarbanes Oxley Act (“SOX”).

Other operating expenses decreased by 6.1% to $5.5 million in 2005 when compared to 2004. This resulted from reductions in several expense categories, most notably other real estate expenses, director compensation costs and correspondent bank service charges. Other real estate expenses, specifically real estate taxes paid, decreased during 2005 as a commercial property foreclosed on during 2003 was sold during the year at a small gain. Somewhat offsetting these positive factors were increases in several expense categories, mainly meetings and seminars, travel and entertainment and FDIC and Banking Department assessment expenses.

Effective Income Tax Rate

2006 versus 2005 and 2004

An income tax provision of $16.3 million was recorded in 2006 as compared to an income tax benefit of $27.4 million in 2005 and an income tax provision of $5.4 million in 2004. The 2005 tax credit resulted from the loss recorded by the Company during 2005. The Company is currently subject to both a statutory incremental Federal tax rate of 35% (34% for the first $10 million of taxable income), and a New York State tax rate of 7.5%, plus an MTA surcharge of 17% on New York State taxes paid. The Company’s overall effective tax rate (for those years that a tax provision was recorded) was 58.7% and 28.6% in 2006 and 2004, respectively.

The increase in 2006’s effective tax rate was due to a $10 million New York State tax reserve related to an audit by the Tax Department coupled with a significantly lower level of tax-exempt income in 2006. For a description of this audit and the related notice of deficiency received from the Tax Department, see “Legal Proceedings.” The effective tax rate in 2006 without the additional reserve approximates 35%. Tax-exempt income totaled $800 thousand in 2006 as compared to $2 million in 2005. Management of the Company anticipates that the consolidated 2007 effective tax rate will approximate 35% - 40%.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2006 and 2005, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $326,277,000 and $283,947,000, respectively. Approximately $276,651,000 and $256,018,000 of these commitments were at variable rates and $49,626,000 and $27,929,000 were at fixed rates at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the fixed rate commitments had interest rates ranging from approximately 5.05% to 8.57% and 4.25% to 7.75%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2006 and 2005, the Bank had letters of credit outstanding of approximately $16,808,000 and $14,644,000, respectively. At December 31, 2006, the uncollateralized portion was approximately $2,263,000.

The Bank’s use of derivative financial instruments, i.e. interest rate swaps, exposes it to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, the Bank deals only with counterparties of good credit standing and requires the exchange of collateral over a certain credit threshold. The Bank executes customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  At December 31, 2006 and 2005, the total gross notional amount of swap transactions outstanding was $40,900,000 and $9,550,000, respectively. The increase in 2006 resulted from four additional customer swap transactions.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term (to September 2007) of the interest rate swaps in accordance with SFAS No. 133. The amount included in accumulated other comprehensive income (loss), is $180,000 and $396,000 as of December 31, 2006 and 2005, respectively. For the twelve months ended December 31, 2006 and 2005, the Company recognized expenses associated with unwinding the swap agreements, of $360,000 and $170,000, respectively, under the agreements.

The Company is also obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2007, $2.9 million; in 2008, $2.8 million; in 2009, $2.6 million; in 2010, $2.2 million; in 2011, $1.6 million; and the remainder to 2015, $900 thousand.

CONTRACTUAL OBLIGATIONS

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2006.

	Payments due by period (in thousands)
		Less than			More than	Footnote
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	reference
Leases covering various equipment, branches, office space and land	$13,018	$2,933	$5,353	$3,847	$885	12
Time deposits	627,595	561,920	42,485	23,190	-	6
Obligations under equipment lease
financing	56	27	29	-	-	7
Subordinated notes	10,000	-	-	-	10,000	8
Junior subordinated debentures	20,620	-	-	-	20,620	8
IMN warehouse lender litigation settlement	65,000	65,000	-	-	-	12
Total	$736,289	$629,880	$47,867	$27,037	$31,505

Capital Resources

The strength of the Company’s capital position has provided the platform for its historically successful financial performance, efficient utilization of resources and its capacity to expand its assets and increase earnings. The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators. During 2005, the Company's capital was negatively impacted by the net loss recorded principally as a result of the IMN jury verdict. On December 21, 2006, the Company consummated a private placement transaction pursuant to which the Company issued 2,250,000 shares of its common stock, par value $5.00 per share, to certain accredited investors. The offering price for the shares was $16.75 per share, except in the case of 53,700 shares sold to Mr. O’Brien, for whom the price per share was $18.63, the closing bid price of the Company’s common stock on December 18, 2006, which is considered to be the market value of the common stock for purposes of Mr. O’Brien’s purchase in accordance with The NASDAQ Global Market listing requirements. The gross proceeds of the offering were approximately $37.8 million. The net proceeds of the offering, after deducting commissions and expenses, were approximately $36.5 million. The offering was made in reliance upon the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) and Rule 506 of Regulation D promulgated thereunder. Each of the investors represented to the Company that it is an accredited investor, as defined by Rule 501 promulgated under the Securities Act, and certificates representing purchased shares of common stock issued in connection with the offering will contain appropriate legends to reflect the restrictions on transfer imposed by the Securities Act. At December 31, 2006, stockholders' equity totaled $104.1 million versus $56.4 million at year-end 2005. The Company declared $5.1 million in dividends during 2006. The Company did not repurchase any shares of common stock during 2006 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Company does not presently expect to repurchase stock in 2007. During 2006, the Company received $3.3 million from the reinvestment of dividends by stockholders participating in the Company’s dividend reinvestment plan.

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

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which currently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The average rate on all trust preferred securities outstanding was 8.24% during 2006 and 6.49% during 2005. As of year-end 2006 and 2005, the Company’s Tier I capital to total adjusted average assets ratios were 6.30% and 4.30%, respectively.

Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the trust preferred issues allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on these junior subordinated debentures.

The Company has no present plans to issue or utilize its authorized preferred stock. These shares afford management additional flexibility with respect to future equity financing to support business expansion.

Management strives to provide stockholders with a competitive return on their investment in the Company. Cash dividends on the Company’s common stock amounted to $0.45 per share in 2006.

The Company’s primary source of income is dividends from the Bank. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. The ability of the Bank to declare dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. Currently, based on a New York State dividend restriction law, the Bank is prohibited from declaring dividends without advance regulatory approval and it is unknown whether such approval will be granted. The Bank presently intends to make application for permission to declare dividends when deemed appropriate. However, the Company cannot make any assurances that the Bank will, or will be able to, declare dividends at any specific time in the future.

The Company’s dividend reinvestment plan allows existing stockholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at up to a 5% discount from the current market price under either plan option. During 2006 and 2005, $3.3 million and $2.8 million, respectively, were added to stockholders' equity through plan participation. Approximately 22% of the Company’s cash dividends were reinvested in 2006 under this plan, and since inception, approximately $19.4 million in additional equity has been added through plan participation. Management anticipates continued future growth in equity through the program.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the FRB and the FDIC. These regulatory authorities measure capital adequacy on a risk-weighted assets basis. Their guidelines provide a method of monitoring capital adequacy that is sensitive to the risk factors inherent in a bank's asset base, including off-balance sheet exposures. The guidelines assign various weights to different asset types depending upon their risk profile. Generally speaking, assets with greater risk require more capital support than do less risky assets. In addition, a leverage standard has been established to supplement the risk-based ratios in assessing an institution's overall capital adequacy. Failure to maintain the Bank’s capital ratios in excess of minimum regulatory guidelines requires bank regulatory authorities to take prompt corrective action in accordance with the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations arising from FDICIA established five categories of capitalization for depository institutions: (1) well-capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized and (5) critically undercapitalized. Based upon its December 31, 2006 capital position as outlined in Table II, the Bank's capital ratios exceed the minimum levels established for an adequately-capitalized institution and exceed the minimum requirements under FDICIA. The Bank’s Tier I Leverage, Tier I Capital/Risk-Weighted Assets and Total Capital to Risk-Weighted Assets ratios exceed the minimum requirements for a well - capitalized institution at the same date. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company’s and the Bank’s operations and financial statements. See “Supervision and Regulation.” The Company has no current plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

TABLE II					Regulatory
					Criteria for a
					Well-
	Regulatory	The Bank's Ratios as of December 31,			Capitalized
	Minimum	2006	2005	2004	Institution
Leverage ratio - Tier I Capital to Total Adjusted Average Assets	3.00 - 5.00%	6.69%	4.27%	7.79%	5.00%
Tier I Capital/Risk-Weighted Assets	4.00%	10.07%	5.96%	12.41%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	11.32%	7.21%	13.66%	10.00%

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. In 2006, the Company also issued common stock in a private placement.

Deposits increased by $155 million in 2006 and $142 million in 2005. The growth in deposits in 2006 was due to two successful retail CD campaigns while the increase in 2005 was due to growth in core deposits and retail and jumbo CDs.

During 2006 and 2005, proceeds from maturities of securities available for sale totaled $139 million and $179 million, respectively. Proceeds from sales of securities available for sale were $162 million in 2006 and $311 million in 2005. The Company’s investment portfolio includes a significant amount of short-term tax-exempt securities which are purchased to support the Company’s municipal banking business. These securities typically mature in less than one year and are often sold prior to maturity.

In 2006, the Company issued 2.25 million shares of common stock in a private placement and received $36 million in cash, net of issuance costs.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the years ended December 31, 2006 and 2005, the Company originated $93 million and $114 million, respectively, net of principal paydowns. The Company did not purchase any loans in 2006 or 2005. The Company purchased securities available for sale totaling $291 million and $513 million in 2006 and 2005, respectively. The reduction in securities purchased in 2006 resulted from the inverted U.S. Treasury yield curve which limited opportunity to invest at an acceptable spread to the Company’s marginal cost of funds.

The Funds Management Committee and the Asset/Liability Management Committee (ALCO) are jointly responsible for oversight of the Company's liquidity position and management of its asset/liability structure. The ALCO establishes specific policies and operating procedures governing the Company’s liquidity levels and develops plans to address future and current liquidity needs. This Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of the Company's liabilities to develop an optimum asset/liability mix. Funding sources available to the Company include retail, commercial and municipal deposits, purchased liabilities and stockholders' equity. If needed for short-term liquidity purposes, the Company has access to $82 million in unsecured lines of credit extended by correspondent banks. In addition, the Company can utilize its secured line of credit with the Federal Home Loan Bank of New York to access up to $170 million in market rate funds with maturities of up to thirty years. Pursuant to authorization limits set by the Board of Directors, management of the Company may, with prior regulatory approval, also access the brokered deposit market for funding. As of year-end 2006, the Company had no brokered deposits outstanding. At December 31, 2005, brokered deposits totaling $15 million were utilized as a source of funds by the Company.

Asset liquidity is provided by short-term investments and the marketability of securities available for sale. At December 31, 2006, the Company had $671million in such liquid assets. The Company's loan and lease portfolio and investment securities are of high quality and mixed maturity, providing an excellent source of internal liquidity through maturities and periodic repayments of principal. At year-end 2006, approximately $695 million of these assets, including mortgage-backed securities, were due to mature or be repaid within one year. Cash flows provided by the loan and lease and investment portfolios are typically utilized to reduce the Company’s borrowed funds position and/or to fund loan and lease and investment securities growth. The Company's operating, investing and financing activities are conducted within the overall constraints of the Company's liquidity management policy.

In February 2004, the Bank purchased $25 million in BOLI. The Bank is the beneficiary of this policy that insures the lives of certain senior officers of the Bank and its subsidiaries. Distributions are made to the Bank only upon the death of an insured officer in accordance with the underlying policy. Accordingly, the BOLI held by the Bank does not generate regular cash flows for reinvestment.

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

The Company's asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to +/- 200 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon. The Company’s December 31, 2006 balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

% Change in Net Interest Income
12 Month Interest Rate Ramps
December 31, 2006

	Basis Points
Time Horizon	Down 200	Down 100	Base Flat	Up 100	Up 200
Year One	0.4%	0.7%	0.0%	-0.8%	-2.5%
Year Two	6.0%	6.9%	6.2%	5.6%	3.6%

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

MVPE Variability
Immediate Interest Rate Shocks
December 31, 2006

	Basis Points
	Down 200	Down 100	Base Flat	Up 100	Up 200
% Change in MVPE (1)	-0.4%	0.6%	0.0%	-2.0%	-5.1%
MVPE Ratio	13.0%	13.3%	13.4%	13.1%	12.6%

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

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
State Bancorp, Inc.
New Hyde Park, New York

We have audited the accompanying consolidated balance sheets of State Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders' equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of State Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Livingston, New Jersey
March 13, 2007

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
	2006	2005
ASSETS:
Cash and due from banks	$46,210,873	$49,652,118
Federal funds sold	29,000,000	-
Securities purchased under agreements to resell	131,000,000	39,500,000
Total cash and cash equivalents	206,210,873	89,152,118
Securities held to maturity (estimated fair value of $6,361,036 in 2006 and $15,944,500 in 2005)	6,372,080	15,992,882
Securities available for sale - at estimated fair value	511,408,685	522,245,615
Federal Home Loan Bank and other restricted stock	1,708,343	2,516,743
Loans and leases (net of allowance for loan and lease losses of $16,411,925 in 2006 and $15,716,960 in 2005)	967,312,849	876,304,586
Bank premises and equipment - net	6,043,450	6,171,005
Bank owned life insurance	27,891,017	26,879,935
Net deferred income taxes	36,665,263	37,457,832
Other assets	25,109,916	21,431,797
TOTAL ASSETS	$1,788,722,476	$1,598,152,513
LIABILITIES:
Deposits:
Demand	$316,618,448	$333,073,091
Savings	621,969,615	693,822,626
Time	627,595,416	384,678,229
Total deposits	1,566,183,479	1,411,573,946
Other borrowings	56,400	18,614,296
Subordinated notes	10,000,000	-
Junior subordinated debentures	20,620,000	20,620,000
Accrued legal expenses	66,050,208	77,729,137
Accrued income taxes	9,013,155	-
Other accrued expenses and liabilities	12,658,724	13,193,016
Total liabilities	1,684,581,966	1,541,730,395
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares; issued 14,604,203 shares in 2006 and 12,019,426 shares in 2005; outstanding 13,616,551 shares in 2006 and 11,031,774 shares in 2005	73,021,015	60,097,130
Surplus	83,767,505	56,424,544
Retained deficit	(32,158,439)	(38,601,709)
Treasury stock (987,652 shares in 2006 and 2005)	(16,646,426)	(16,646,426)
Accumulated other comprehensive loss (net of taxes of ($2,118,436) in 2006 and ($2,686,335) in 2005)	(3,843,145)	(4,851,421)
Total stockholders' equity	104,140,510	56,422,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,788,722,476	$1,598,152,513

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans and leases	$77,737,172	$61,836,169	$49,195,179
Federal funds sold and securities purchased under agreements to resell	4,319,772	1,613,849	354,616
Securities held to maturity - taxable	412,737	537,926	1,879,710
Securities held to maturity - tax-exempt	-	-	1,439
Securities available for sale - taxable	23,314,553	17,561,509	15,337,083
Securities available for sale - tax-exempt	500,617	1,614,016	2,789,022
Securities available for sale - dividends	95,861	76,500	391,003
Dividends on Federal Home Loan Bank and other restricted stock	108,625	180,500	89,054
Total interest income	106,489,337	83,420,469	70,037,106
INTEREST EXPENSE:
Deposits	41,230,176	21,214,704	9,871,241
Temporary borrowings	719,720	2,253,112	1,870,008
Subordinated notes	515,764	-	-
Junior subordinated debentures	1,787,165	1,433,680	1,059,304
Total interest expense	44,252,825	24,901,496	12,800,553
Net interest income	62,236,512	58,518,973	57,236,553
PROVISION FOR LOAN AND LEASE LOSSES	2,489,998	3,650,000	4,506,000
Net interest income after provision for loan and lease losses	59,746,514	54,868,973	52,730,553
OTHER INCOME:
Service charges on deposit accounts	2,398,992	2,107,546	2,278,718
Net security (losses) gains	(69,475)	867,208	2,149,588
Income from bank owned life insurance	1,011,081	1,000,755	879,180
Other operating income	2,350,168	1,834,955	1,743,439
Total other income	5,690,766	5,810,464	7,050,925
Income before operating expenses	65,437,280	60,679,437	59,781,478
OPERATING EXPENSES:
Salaries and other employee benefits	27,094,530	26,204,886	23,897,728
Occupancy	4,968,083	4,733,005	4,001,184
Equipment	1,226,505	1,388,794	1,463,855
Legal	(5,543,603)	83,583,980	2,858,970
Marketing and advertising	1,743,341	1,232,172	1,001,210
Credit and collection	829,521	660,022	748,285
Audit and assessment	1,557,693	1,346,064	1,222,149
Other operating expenses	5,750,399	5,491,760	5,849,849
Total operating expenses	37,626,469	124,640,683	41,043,230
INCOME (LOSS) BEFORE INCOME TAXES	27,810,811	(63,961,246)	18,738,248
PROVISION (BENEFIT) FOR INCOME TAXES	16,316,932	(27,412,995)	5,362,239
NET INCOME (LOSS)	11,493,879	(36,548,251)	13,376,009

OTHER COMPREHENSIVE INCOME (LOSS), NET	1,008,276	(4,372,464)	(3,047,276)
TOTAL COMPREHENSIVE INCOME (LOSS)	$12,502,155	$(40,920,715)	$10,328,733
BASIC EARNINGS (LOSS) PER COMMON SHARE	$1.02	$(3.32)	$1.24
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$1.00	$(3.32)	$1.20
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	11,227,278	10,996,601	10,827,816
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	11,486,982	10,996,601	11,179,986

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004	2006	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$11,493,879	$(36,548,251)	$13,376,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	2,489,998	3,650,000	4,506,000
Depreciation and amortization of bank premises and equipment	1,130,716	1,429,278	1,519,631
Amortization of intangibles	36,137	36,137	36,137
Deferred income tax expense (benefit)	224,670	(31,005,600)	(864,304)
Amortization of net premium on securities	1,129,688	3,435,779	6,009,576
Net security losses (gains)	69,475	(867,208)	(2,149,588)
Net gains on sales of other real estate owned ("OREO")	-	(43,903)	-
Income from bank owned life insurance	(1,011,081)	(1,000,755)	(879,180)
Stock-based compensation expense	119,584	36,389	-
Increase in other assets	(3,354,256)	(6,284,601)	(1,712,992)
(Decrease) increase in accrued expenses, taxes and other liabilities	(1,543,815)	76,905,643	4,482,342
Net cash provided by operating activities	10,784,995	9,742,908	24,323,631
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	16,000,000	19,997,544	85,060,524
Purchases of securities held to maturity	(6,355,173)	(5,992,500)	(59,985,000)
Proceeds from sales of securities available for sale	162,149,456	311,306,545	302,733,658
Proceeds from maturities of securities available for sale	139,493,132	179,411,568	229,223,404
Purchases of securities available for sale	(290,812,672)	(513,364,937)	(549,073,823)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	808,400	1,474,600	(81,992)
Increase in loans and leases - net	(93,498,261)	(113,783,801)	(70,192,729)
Proceeds from sales of OREO	-	2,693,903	-
Purchases of bank premises and equipment - net	(1,003,162)	(1,108,917)	(927,148)
Increase in bank owned life insurance	-	-	(25,000,000)
Net cash used in investing activities	(73,218,280)	(119,365,995)	(88,243,106)
FINANCING ACTIVITIES:
(Decrease) increase in demand and savings deposits	(88,307,654)	74,667,252	(2,180,833)
Increase in time deposits	242,917,187	67,272,616	55,528,008
Decrease in Federal funds purchased	-	-	(10,000,000)
Decrease in securities sold under agreements to repurchase	-	-	(31,601,147)
Decrease in other borrowings	(18,557,896)	(13,652,193)	(18,447,660)
Proceeds from issuance of subordinated notes	10,000,000	-	-
Proceeds from issuance of junior subordinated debentures	-	-	620,000
Cash dividends paid	(6,706,859)	(5,766,476)	(5,050,091)
Proceeds from shares issued under private placement	36,542,406	-	-
Proceeds from shares issued under the dividend reinvestment plan	3,313,558	2,841,412	2,461,066
Proceeds from shares issued pursuant to compensation awards	247,768	655,516	719,650
Proceeds from shares issued under the Directors' Stock Plan	43,530	-	30,361
Purchases of treasury stock	-	(1,177,898)	(1,987,172)
Net cash provided by (used in) financing activities	179,492,040	124,840,229	(9,907,818)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,058,755	15,217,142	(73,827,293)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	89,152,118	73,934,976	147,762,269
CASH AND CASH EQUIVALENTS AT END OF YEAR	$206,210,873	$89,152,118	$73,934,976
SUPPLEMENTAL DATA:
Interest paid	$43,227,466	$24,619,835	$12,214,917
Income taxes paid	$5,231,690	$5,459,406	$5,699,219
Adjustment to unrealized net gain or loss on securities available for sale	$1,216,175	$(6,533,252)	$(3,990,792)
Dividends declared but not paid as of year-end	$-	$1,656,251	$1,360,298

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2006, 2005 and 2004
			Retained		Accumulated Other	Total
	Common		Earnings	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	(Deficit)	Stock	Income (Loss)	Equity	Income (Loss)
Balance, January 1, 2004	$46,889,775	$53,544,877	$5,189,907	$(13,481,356)	$2,568,319	$94,711,522
Comprehensive income:
Net income	-	-	13,376,009	-	-	13,376,009	$13,376,009
Other comprehensive loss, net of tax:
Unrealized holding losses during the period (1)	-	-	-	-	-		(1,166,591)
Reclassification for gains included in net income (2)	-	-	-	-	-		(1,423,771)
Cash flow hedges (3)	-	-	-	-	-		(456,914)
Total other comprehensive loss	-	-	-	-	(3,047,276)	(3,047,276)	(3,047,276)
Total comprehensive income	-	-	-	-	-		$10,328,733
Cash dividend ($.48 per share)	-	-	(5,214,318)	-	-	(5,214,318)
5% stock dividend (427,776 shares at market value)	2,138,880	7,203,748	(9,342,628)	-	-	-
Shares issued under the dividend reinvestment plan (110,744 shares at 95% of market value)	553,720	1,907,346	-	-	-	2,461,066
Stock options exercised (77,095 shares)	385,475	334,175	-	-	-	719,650
Stock issued under Directors' Stock Plan (1,252 shares)	6,260	24,101	-	-	-	30,361
Treasury stock purchased (88,137 shares)	-	-	-	(1,987,172)	-	(1,987,172)
Balance, December 31, 2004	49,974,110	63,014,247	4,008,970	(15,468,528)	(478,957)	101,049,842
Comprehensive loss:
Net loss	-	-	(36,548,251)	-	-	(36,548,251)	$(36,548,251)
Other comprehensive loss, net of tax:
Unrealized holding losses during the period (1)	-	-	-	-	-		(3,686,286)
Reclassification for gains included in net income (2)	-	-	-	-	-		(565,118)
Cash flow hedges (3)	-	-	-	-	-		(121,060)
Total other comprehensive loss	-	-	-	-	(4,372,464)	(4,372,464)	(4,372,464)
Total comprehensive loss	-	-	-	-	-		$(40,920,715)
Cash dividend ($.55 per share)	-	-	(6,062,428)	-	-	(6,062,428)
6 for 5 stock split (1,832,949 shares)	9,164,745	(9,164,745)	-	-	-	-
Shares issued under the dividend reinvestment plan (131,901 shares at 95% of market value)	659,505	2,181,907	-	-	-	2,841,412
Stock options exercised (59,754 shares)	298,770	356,746	-	-	-	655,516
Accelerated vesting of stock options	-	36,389	-	-	-	36,389
Treasury stock purchased (61,657 shares)	-	-	-	(1,177,898)	-	(1,177,898)
Balance, December 31, 2005	60,097,130	56,424,544	(38,601,709)	(16,646,426)	(4,851,421)	56,422,118
Comprehensive income:
Net income	-	-	11,493,879	-	-	11,493,879	$11,493,879
Other comprehensive income, net of tax:
Unrealized holding gains during the period (1)	-	-	-	-	-		748,973
Reclassification for losses included in net income (2)	-	-	-	-	-		43,159
Cash flow hedges (3)	-	-	-	-	-		216,144
Total other comprehensive income	-	-	-	-	1,008,276	1,008,276	1,008,276
Total comprehensive income	-	-	-	-	-		$12,502,155
Shares issued under private placement (2,250,000 shares)	11,250,000	25,292,406	-	-	-	36,542,406
Cash dividend ($.45 per share)	-	-	(5,050,609)	-	-	(5,050,609)
Shares issued under the dividend reinvestment plan (203,167 shares at 95% of market value)	1,015,835	2,297,723	-	-	-	3,313,558
Stock options exercised (21,223 shares)	106,115	141,653	-	-	-	247,768
Vesting of non-qualified stock options	-	29,800	-	-	-	29,800
Restricted stock awards (107,540 shares)	537,700	(447,916)	-	-	-	89,784
Stock issued under Directors' Stock Plan (2,847 shares)	14,235	29,295	-	-	-	43,530
Balance, December 31, 2006	$73,021,015	$83,767,505	$(32,158,439)	$(16,646,426)	$(3,843,145)	$104,140,510
(1) Net of taxes of ($674,613), ($1,979,758) and $397,727 in 2004, 2005 and 2006, respectively.
(2) Net of taxes of $725,818, $302,090 and ($26,316) in 2004, 2005 and 2006, respectively.
(3) Net of taxes of ($304,103), ($80,572) and $143,856 in 2004, 2005 and 2006, respectively.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The allowance for loan and lease losses, fair values of financial instruments, litigation liabilities and tax contingencies are particularly subject to change.

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

Income Recognition - Interest on loans and leases is credited to income when earned. The Bank discontinues the accrual of interest on loans and leases whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due and the loan or lease is not well collateralized and in the process of collection. Income is not accrued for installment loans which are 90 days past due unless the Bank holds cash collateral. Interest received on nonaccrual loans and leases is either applied against principal or reported as income, according to management's judgment as to the collectibility of the principal.

Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans and leases are credited to the allowance. The balance in the allowance for loan and lease losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable incurred losses. To determine that level, management evaluates problem loans and leases based on the financial condition of the borrower, the value of collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and lease and the procedures regarding impairment described below, an appropriate reserve level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. While management utilizes all available information to estimate the adequacy of the allowance for loan and lease losses, the ultimate collectibility of a substantial portion of the loan and lease portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

Commercial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all nonaccrual loans in excess of $250 thousand for impairment. Large groups of smaller-balance homogeneous loans and leases, such as consumer and residential mortgages, are collectively evaluated for impairment.

The allowance for loan and lease losses related to loans and leases that are impaired includes reserves which are based upon the expected future cash flows, discounted at the effective interest rate, or the fair value of the underlying collateral for collateral-dependent loans or leases, or the observable market price. This evaluation is inherently subjective as it requires material estimates, including the amount and timing of future cash flows expected to be received on impaired loans and leases, which may be susceptible to significant change.

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

Loan and Lease Origination Fees and Costs - Certain loan and lease origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan or lease.

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

Earnings Per Common Share - Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options and the vesting of restricted stock awards. These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits. For periods in which a loss is reported, the impact of stock options is not considered as the result would be anti-dilutive.

For the Years Ended December 31,	2006	2005	2004
Net income (loss)	$11,493,879	$(36,548,251)	$13,376,009
Average dilutive stock options outstanding	745,091	N/A *	1,009,126
Average exercise price per share	$11.46	N/A *	$12.57
Average market price	$17.29	N/A *	$19.31
Weighted average common shares outstanding	11,227,278	10,996,601	10,827,816
Increase in shares due to exercise of options - diluted basis	259,704	N/A *	352,170
Adjusted common shares outstanding - diluted	11,486,982	10,996,601	11,179,986
Net income (loss) per share - basic	$1.02	$(3.32)	$1.24
Net income (loss) per share - diluted	$1.00	$(3.32)	$1.20

* N/A - denotes not applicable.

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

Loans Foreclosed - Property acquired through foreclosure (other real estate owned or “OREO”) is stated at the lower of cost or fair value less estimated selling costs. Carrying value in excess of net fair value at the time of foreclosure is charged against the allowance for loan and lease losses. Revenues and expenses from operations or changes in the carrying value of these assets are included in operating expenses.

Intangibles - Intangibles consist of the excess market value of leases acquired. Intangibles are carried at cost less accumulated amortization. Amortization is provided over the period of anticipated benefit. Management evaluates the carrying amount of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recognized an impairment loss based on this evaluation.

Goodwill - The excess of cost over fair value of net assets acquired generated from the acquisition of SWLC in February 2001 is reviewed annually for impairment and no evidence of impairment has been identified.

Accounting for Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ended December 31, 2005, or before. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based Payment,” on a modified prospective basis with the cost of any subsequent grants of stock-based compensation to be reflected in the income statement at that time in accordance with SFAS No. 123(R). For 2006, adopting this standard resulted in a reduction of income before income taxes of $119,584, a reduction in net income of $78,925 and no change in basic or diluted earnings per share.

Prior to January 1, 2006, employee compensation expense was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the years ending December 31, 2005 and 2004.

	2005	2004
Net (loss) income, as reported	$(36,548,251)	$13,376,009
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,141,636)	(389,441)
Pro forma net (loss) income	$(37,689,887)	$12,986,568

(Loss) earnings per share:
Basic - as reported	$(3.32)	$1.24
Basic - pro forma	$(3.43)	$1.20
Diluted - as reported	$(3.32)	$1.20
Diluted - pro forma	$(3.43)	$1.16

Accounting for Derivatives - From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the twelve months ended December 31, 2006, 2005 and 2004, income associated with these swaps was not material to the financial statements. At December 31, 2006 and 2005, the total gross notional amount of swap transactions outstanding was $40,900,000 and $9,550,000, respectively. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk. The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with SFAS No. 133. The amount remaining to be amortized is $300,000. The amount included in accumulated other comprehensive income (loss), is $180,120 and $396,264 as of December 31, 2006 and 2005, respectively. For the twelve months ended December 31, 2006 and 2005, the Company recognized expenses associated with unwinding the swap agreements of $360,000 and $169,882, respectively, under the agreements.

Accounting for Bank Owned Life Insurance - The Bank is the beneficiary of this policy that insures the lives of certain senior officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value or the amount that can be realized under the insurance policy as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other income.

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

Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders. (See the “Regulatory Matters” note for more specific disclosure.)

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

Effect of Recently Issued Accounting Standards on the Financial Statements - In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (“SAB”) 108. SAB 108 permits the Company to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The adoption of SAB 108 had no effect on the Company’s consolidated financial statements for the year ending December 31, 2006.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of this issue will have a material impact on the consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the consolidated financial statements.

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the consolidated financial statements.

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits the Company to elect to measure servicing assets and servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the Company's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Company’s financial statements and additional footnote disclosures. This standard is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140.” This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133 and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Reclassifications - Certain reclassifications have been made to prior years' amounts to conform them to the current year's presentation.

2. Securities Held to Maturity and Securities Available for Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at December 31, 2006 and 2005, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2006
Securities Held to Maturity:
Government Agency securities	$6,372,080	$-	$(11,044)	$6,361,036
Securities Available for Sale:
Obligations of states and political subdivisions	14,327,627	194	(76,533)	14,251,288
Government Agency securities	294,793,218	201,199	(1,785,614)	293,208,803
Corporate securities	15,179,296	-	(152,776)	15,026,520
Mortgage-backed securities and collateralized mortgage obligations	192,770,125	96,265	(3,944,316)	188,922,074
Total Securities
Available for Sale	517,070,266	297,658	(5,959,239)	511,408,685
Total Securities	$523,442,346	$297,658	$(5,970,283)	$517,769,721

December 31, 2005
Securities Held to Maturity:
Government Agency securities	$15,992,882	$1,591	$(49,973)	$15,944,500
Securities Available for Sale:
Obligations of states and political subdivisions	18,728,632	18,514	(108,996)	18,638,150
Government Agency securities	291,550,547	7,530	(2,603,275)	288,954,802
Corporate securities	19,306,974	-	(257,435)	19,049,539
Mortgage-backed securities and collateralized mortgage obligations	199,537,218	81,930	(4,016,024)	195,603,124
Total Securities
Available for Sale	529,123,371	107,974	(6,985,730)	522,245,615
Total Securities	$545,116,253	$109,565	$(7,035,703)	$538,190,115

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities Held to Maturity:
Due after one year through five years	$3,946,437	$3,940,125
Due after ten years	2,425,643	2,420,911
Total Securities Held to Maturity	6,372,080	6,361,036
Securities Available for Sale:
Due in one year or less	107,041,231	106,347,493
Due after one year through five years	139,778,230	138,955,992
Due after five years through ten years	47,520,060	47,480,224
Due after ten years	29,960,620	29,702,902
Subtotal	324,300,141	322,486,611
Mortgage-backed securities and collateralized mortgage obligations	192,770,125	188,922,074
Total Securities Available for Sale	517,070,266	511,408,685
Total Securities	$523,442,346	$517,769,721

In 2006, 2005 and 2004, gross gains of $53,435, $1,112,134 and $3,021,312 and gross losses of $122,910, $244,926 and $871,724, respectively, were realized on the sale of securities available for sale.

At December 31, 2006, the Company owned no securities held to maturity and no securities available for sale for one issuer, other than the U.S. Government and its agencies, in excess of 10% of stockholders’ equity. At December 31, 2005, the Company did hold such securities. The issuer was TPREF Funding LTD and the available-for-sale securities had an amortized cost of $10,050,202 and an estimated fair value of $9,850,000.

Securities held to maturity and securities available for sale with an amortized cost of $470,676,153 and $508,116,789 and an estimated fair value of $465,525,300 and $501,525,645 at December 31, 2006 and 2005, respectively, were pledged for public deposits, securities sold under agreements to repurchase and other short-term borrowings.

The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2006, there were no other-than-temporary impairments of the Company’s investment securities.

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2006
Securities held to maturity:
Government Agency securities	$(11,044)	$6,361,036	$-	$-	$(11,044)	$6,361,036
Securities available for sale:
Obligations of states and political subdivisions	(27,791)	7,203,512	(48,742)	4,732,582	(76,533)	11,936,094
Government Agency securities	(65,247)	46,013,294	(1,720,367)	217,008,389	(1,785,614)	263,021,683
Corporate securities	(1)	2,012,780	(152,775)	12,011,740	(152,776)	14,024,520
Mortgage-backed securities and collateralized mortgage obligations	(55,191)	24,855,918	(3,889,125)	141,565,475	(3,944,316)	166,421,393
Total securities available for sale	(148,230)	80,085,504	(5,811,009)	375,318,186	(5,959,239)	455,403,690
Total securities	$(159,274)	$86,446,540	$(5,811,009)	$375,318,186	$(5,970,283)	$461,764,726

December 31, 2005
Securities held to maturity:
Government Agency securities	$(49,973)	$14,947,500	$-	$-	$(49,973)	$14,947,500
Securities available for sale:
Obligations of states and political subdivisions	(80,749)	13,360,765	(28,247)	3,026,730	(108,996)	16,387,495
Government Agency securities	(1,283,825)	186,387,521	(1,319,450)	94,559,752	(2,603,275)	280,947,273
Corporate securities	(9,982)	7,042,140	(247,453)	12,007,400	(257,435)	19,049,540
Mortgage-backed securities and collateralized mortgage obligations	(1,271,888)	91,561,270	(2,744,136)	95,865,250	(4,016,024)	187,426,520
Total securities available for sale	(2,646,444)	298,351,696	(4,339,286)	205,459,132	(6,985,730)	503,810,828
Total securities	$(2,696,417)	$313,299,196	$(4,339,286)	$205,459,132	$(7,035,703)	$518,758,328

The securities that have been in a continuous loss position for 12 months or longer at December 31, 2006 are categorized as: (1) adjustable rate mortgage-backed securities totaling $47,368,591, (2) fixed rate mortgage-backed securities totaling $94,196,884, (3) fixed rate U.S. Government Agency securities totaling $217,008,389, (4) fixed rate corporate debt securities totaling $12,011,740 and (5) fixed rate municipal securities totaling $4,732,582.

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

The securities that have been in a continuous loss position for 12 months or longer at December 31, 2006 were purchased in an environment of historically low interest rates and the Company expects the likelihood of a small increase in interest rates during 2007 to be moderately greater than the likelihood of a decline in interest rates. Higher interest rates will cause the adjustable rate securities to reset their coupons at higher levels and therefore their market values will increase to reflect the higher coupons. The market value of fixed rate securities will increase in either a falling interest rate environment or with the passage of time as the securities approach maturity date. It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security’s ultimate value at maturity.

Management of the Company believes the securities are providing an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, management intends to hold these securities for the foreseeable future. However, those classified as “available for sale” could be sold, regardless of their market value, should business conditions warrant such sale.

3. Loans and Leases - Net

At December 31, 2006 and 2005, net loans and leases consisted of the following:

	2006	2005
Commercial and industrial	$297,255,659	$297,886,701
Real estate - mortgage	497,930,047	446,003,667
Real estate - construction	105,720,534	79,200,268
Lease receivables	62,648,964	49,151,369
Loans to individuals	11,314,608	9,400,585
Tax exempt and other	8,854,962	10,378,956
Loans and leases - net of unearned income	983,724,774	892,021,546
Less: Allowance for loan and lease losses	16,411,925	15,716,960
Loans and leases - net	$967,312,849	$876,304,586

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York. It is the Bank’s policy to spread risk among a broad range of industries and to monitor concentration and associated levels of risk on an ongoing basis. As of December 31, 2006 and 2005, the concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $164,963,000 and $164,642,000, respectively, to real estate operators, lessors and developers and $131,891,000 and $120,477,000, respectively, to building construction contractors. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. Credit losses arising from lending transactions in these industries compare favorably with the Bank’s credit loss experience on its portfolio as a whole. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $2,742,441 and $2,922,810 at December 31, 2006 and 2005, respectively. New loans totaling $1,327,448 and $1,224,721 were extended and payments of $1,507,817 and $802,050 were received during 2006 and 2005, respectively, on these loans.

Activity in the allowance for loan and lease losses for the three years ended December 31, 2006 is as follows:

	2006	2005	2004
Balance, January 1	$15,716,960	$12,020,443	$10,732,078
Provision charged to income	2,489,998	3,650,000	4,506,000
Charge-offs, net of recoveries of $377,680, $844,750and $187,323	(1,795,033)	46,517	(3,217,635)
Balance, December 31	$16,411,925	$15,716,960	$12,020,443

As of December 31, 2006, 2005 and 2004, the recorded investment in loans and leases that are considered to be impaired is summarized below.

	2006	2005	2004
Amount measured using the present value of expected future cash flows, discounted at each loan's and lease's effective interest rate	$-	$-	$-
Impaired collateral-dependent loans and leases	1,490,677	1,471,128	3,275,403
Total amount evaluated as impaired	$1,490,677	$1,471,128	$3,275,403
Average impaired loan and lease balance	$3,035,134	$2,012,540	$4,579,424
Interest income recognized on impaired loans and leases	$236,499	$115,623	$71,665

As a result of the Bank’s measurement of impaired loans and leases, an allowance for loan and lease losses of approximately $775,000 and $734,000 was established for $1,490,677 and $1,471,128 of the total impaired loans and leases at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $2,177,456 and $3,068,808, respectively. Interest income would have been approximately $78,000 and $137,000 greater in 2006 and 2004 respectively, had these loans and leases been current. Interest income was approximately $5,000 greater in 2005 than it would have been had these loans and leases been current. Interest income on total non-accrual loans and leases, which is recorded only when received, amounted to approximately $117,000, $122,000 and $31,000 for 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, there were no restructured loans and leases still accruing interest. At December 31, 2006 and 2005, loans and leases 90 days or more past due and still accruing interest totaled $13,258 and $281,107, respectively.

At December 31, 2006 and 2005, commercial real estate mortgages of $175,513,714 and $155,588,328, respectively, were pledged at the Federal Home Loan Bank of New York (“FHLB”).

4. Bank Premises and Equipment - Net

At December 31, 2006 and 2005, Bank premises and equipment consisted of the following:

		Accumulated
		Depreciation/	Net Book
	Cost	Amortization	Value
December 31, 2006:
Building	$2,697,059	$1,334,994	$1,362,065
Leasehold improvements	4,764,904	2,227,467	2,537,437
Furniture and fixtures	5,167,936	3,717,139	1,450,797
Computer equipment and software	4,615,487	3,922,336	693,151
Total	$17,245,386	$11,201,936	$6,043,450

December 31, 2005:
Building	$2,592,950	$1,241,131	$1,351,819
Leasehold improvements	4,176,434	1,866,511	2,309,923
Furniture and fixtures	5,164,429	3,544,110	1,620,319
Computer equipment and software	5,270,633	4,381,689	888,944
Total	$17,204,446	$11,033,441	$6,171,005

Depreciation expense totaled $1,130,716, $1,429,278 and $1,519,631 for the years ended December 31, 2006, 2005 and 2004, respectively.

5. Other Assets

At December 31, 2006 and 2005, other assets consisted of the following:

	2006	2005
Interest receivable - investments	$5,113,015	$4,813,303
Interest receivable - loans and leases	5,306,326	4,283,013
Current income tax receivable	-	1,832,138
Prepaid expenses	1,151,032	1,256,963
Excess market value of leases acquired (net of accumulated amortization of $511,928 and $475,791)	110,538	146,675
Goodwill (excess of cost over fair value of assets acquired, net of accumulated amortization of $110,000)	2,390,924	2,390,924
Cash surrender value of life insurance policies	1,650,581	1,683,787
Overnight sweep accounts receivable, net	-	807,305
Receivable - security called	5,068,750	-
Other	4,318,750	4,217,689
Total	$25,109,916	$21,431,797

6. Deposits

At December 31, 2006 and 2005, certificates of deposit of $100 thousand or more were $257,201,671 and $249,959,842, respectively. Scheduled maturities of all certificates of deposit are as follows:

2007	$561,919,780
2008	38,258,121
2009	4,226,671
2010	10,409,475
2011	12,781,369
Total	$627,595,416

There were no brokered certificates of deposit at December 31, 2006. At December 31, 2005, brokered certificates of deposit totaled $14,920,000.

7. Lines Of Credit and Borrowed Funds

At December 31, 2006 and 2005, correspondent banks extended unsecured lines of credit aggregating $82,000,000 and $67,000,000, respectively, as well as $10,000,000 in secured lines at December 31, 2005, to the Bank for the purchase of Federal funds and for foreign exchange transactions. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to seven days from the transaction date.

In addition to the above, the Bank may use a secured line of credit with the FHLB for overnight funding or on a term basis to match fund asset purchases. Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $267,000,000 of collateral, including approximately $176,000,000 in commercial real estate mortgages, it currently has pledged at FHLB, approximately $170,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

On June 6, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a correspondent bank. Under the Credit Agreement, the correspondent bank has made available to the Company a revolving line of credit of up to $10,000,000. At December 31, 2006, no amount was outstanding under the Credit Agreement. All amounts outstanding under the Credit Agreement will bear interest at a rate equal to LIBOR plus 160 basis points and will be due and payable on January 31, 2008. The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including but not limited to limitations on other encumbrances, other indebtedness, mergers, acquisitions, asset sales, and investments, as well as maintenance of the following financial ratios (measured quarterly beginning June 30, 2006).

Maximum Ratio of non-performing assets to Loans plus other real estate owned	1.35%
Minimum Ratio of Loan Loss Reserves to Gross Loans	1.25%
Minimum Tier 1 Capital Ratio	4.00%
Minimum Total Risk-weighted Capital Ratio	8.00%
Minimum Tier 1 Leverage Ratio	4.00%

As security for its obligations under the Credit Agreement, the Company agreed to pledge all of the outstanding capital stock of the Bank.

As a result of the acquisition of its leasing subsidiary, SWLC, in February of 2001, another component of the Bank’s borrowed funds is obligations under equipment lease financing that are secured by the underlying collateral.

The following summarizes borrowed funds at December 31, 2006 and 2005:

	Outstanding at December 31,		Average Amount Outstanding		Weighted-Average Interest Rate on Average Amount Outstanding
	2006	2005	2006	2005	2006	2005
Federal funds purchased	-	-	$2,997,000	$6,341,000	5.01%	3.28%
Securities sold under agreements to repurchase	-	-	-	$16,092,000	-	3.18%
FHLB - overnight and term	-	$18,500,000	$8,241,000	$47,397,000	4.76%	3.17%
Secured revolving line of credit	-	-	$2,060,000	-	8.02%	-
Obligations under equipment lease financing	$56,400	$114,296	$91,000	$229,000	13.74%	12.37%

For securities sold under agreements to repurchase, the following table provides additional information:

	2006	2005
Maximum outstanding at any month end	-	$118,215,000

Weighted-average interest rate on balance, December 31,	-	-

Of the total borrowed funds outstanding at December 31, 2006, required payments of $27,219 and $29,181 will be made in 2007 and 2008, respectively.

8. Subordinated Notes and Junior Subordinated Debentures

In 2006, the Company issued $10,000,000 in aggregate principal amount of its 8.25% Subordinated Notes due June 15, 2013 (the “Notes”) pursuant to a purchase agreement, dated June 6, 2006, between the Company and the initial purchaser named therein. The Notes were issued pursuant to an Indenture, dated as of June 8, 2006, by and between the Company and Wilmington Trust Company, as trustee (the “Indenture”). The Notes are unsecured and rank subordinate and junior to all of the Company’s senior indebtedness to the extent and in the manner set forth in the Indenture. Interest on the Notes is payable semi-annually in arrears at an annual rate of 8.25% on June 15 and December 15 of each year, beginning December 15, 2006. The Notes will mature on June 15, 2013 and are not redeemable before that date. The net proceeds from the sale of the Notes, after deducting offering expenses and the initial purchaser’s discount, were approximately $9,450,000 and qualify as Tier II capital for the Company. The Company contributed proceeds from the offering to the Bank whick qualified as Tier I Capital. The Notes have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

In 2003, State Bancorp Capital Trust II (“Trust II”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities. The coupon rate is three-month LIBOR plus 285 basis points and is reset quarterly. Trust II’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the capital securities of Trust II were utilized by Trust II to invest in $10,000,000 of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 285 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust II. The Company has the right to optionally redeem the debentures prior to the maturity date of January 23, 2034, on or after January 23, 2009, at par. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to January 23, 2009.

In 2002, State Bancorp Capital Trust I (“Trust I”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities. The coupon rate is three-month LIBOR plus 345 basis points and is reset quarterly. Trust I’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the capital securities of Trust I were utilized by Trust I to invest in $10,000,000 of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 345 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust I. The Company has the right to optionally redeem the debentures prior to the maturity date of November 7, 2032, on or after November 7, 2007, at par. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to November 7, 2007.

Trust I and II are unconsolidated wholly owned subsidiaries of the Company, have no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company. Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures. During 2006, the weighted-average rate on all of the Company’s junior subordinated debentures was 8.24%.

9. Income Taxes

The components of income tax expense for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Federal:
Current	$5,572,340	$6,083,611	$5,845,209
Deferred	(594,418)	(26,407,049)	(884,000)
Subtotal	4,977,922	(20,323,438)	4,961,209
State:
Current	10,519,922	(2,491,006)	381,334
Deferred	819,088	(4,598,551)	19,696
Subtotal	11,339,010	(7,089,557)	401,030
Total	$16,316,932	$(27,412,995)	$5,362,239

Total income tax expense was different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes due to the following:

	2006		2005		2004
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at statutory rate	$9,733,784	35.0%	$(22,386,436)	(35.0%)	$6,558,387	35.0%
Surtax exemption	(278,108)	(1.0)	639,612	1.0	(47,783)	(0.3)
(Reduction) increase in taxes resulting from:
Tax-exempt interest on investments, net of interest expense disallowed	(250,115)	(0.9)	(507,109)	(0.8)	(929,975)	(5.0)
Bank owned life insurance	(343,768)	(1.2)	(340,257)	(0.5)	(305,471)	(1.6)
State income tax - net of Federal tax benefit	7,483,746	26.9	(4,679,108)	(7.3)	261,692	1.4
Other	(28,607)	(0.1)	(139,697)	(0.2)	(174,611)	(0.9)
Income tax expense	$16,316,932	58.7%	$(27,412,995)	(42.8%)	$5,362,239	28.6%

At December 31, 2006 and 2005, the deferred tax assets and liabilities are composed of the following:

December 31,	2006	2005
Deferred tax assets:
Litigation judgment	$25,131,905	$30,382,623
Franchise tax audit	3,400,000	-
Allowance for loan and lease losses	6,352,892	6,068,820
Intangible assets	12,034	105,245
Bank premises and equipment	266,982	-
Unrealized holding loss on securities available for sale	2,118,436	2,686,335
Other	765,279	-
Subtotal	38,047,528	39,243,023
Deferred tax liabilities:
Leasing activities	(830,943)	(1,567,785)
Equity compensation plans	(305,529)	-
Other	(245,793)	(217,406)
Subtotal	(1,382,265)	(1,785,191)
Net deferred tax assets	$36,665,263	$37,457,832

The deferred tax assets and liabilities are netted and presented in a single amount as net deferred income taxes in the accompanying consolidated balance sheets. The Company believes that it is more likely than not that it will realize the value of the net deferred tax asset as the Company expects to have sufficient future taxable income. The income tax (benefit) expense associated with net security (losses) gains amounted to ($26,316), $302,090 and $725,818 in 2006, 2005 and 2004, respectively.

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.1 million (including $2.0 million in penalties and interest through December 2006), and interest continues to accrue for those years. After deducting the estimated Federal tax benefit of $1.7 million arising from this, the Company’s net tax liability would be approximately $3.4 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion of the Delaware Subsidiaries with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years, including interest and penalties, would be approximately $5.7 million, after taking into consideration the estimated Federal tax benefit. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

On June 7, 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.

Discovery in the proceeding in the Division of Tax Appeals has not been completed. A hearing before an administrative law judge (“ALJ”) is anticipated to occur in July of this year. The determination of the ALJ may be appealed to the Tax Appeals Tribunal. The Company may contest an adverse decision of the Tax Appeals Tribunal in the New York State Supreme Court. The Tax Department may not contest the decision of the Tax Appeals Tribunal.

Following a lengthy fourth quarter internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the significant time and cost to litigate, the Company established a reserve of $10 million for potential tax liability during the fourth quarter of 2006. This reserve reflects the deficiency notice covering the 1999 - 2001 period and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006, although no formal assessment has been received by the Company thus far for those periods. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department prior to the ALJ hearing. Management believes that the amount recognized in the 2006 financial statements represents the Company's best estimate of the potential liability related to this matter based upon the information available to the Company.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether additional tax will be assessed for years subsequent to calendar year 2001 or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware and, accordingly, the resulting impact on our results of operations, financial condition and liquidity, could be material and adverse.

10. Stock-Based Compensation

Incentive Stock Options - Under the terms of the Company's incentive stock option plans adopted in January 1987, April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company's common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant. Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.

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

No incentive stock options were granted during 2006. The estimated fair value of options granted during 2005 and 2004 was $7.62 and $5.95 per share, respectively. The fair value of options granted under the Company’s incentive stock option plans during 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

	2005	2004
Dividend yield	2.4%	2.5%
Expected volatility	28.3%	25.5%
Risk-free interest rate	3.88%	3.55%
Expected life of options	7.3 years	7.3 years

At December 31, 2006, incentive stock options for the purchase of 1,039,715 shares were outstanding and exercisable. The total intrinsic value of options exercised for the twelve months ended December 31, 2006, 2005 and 2004 is $139,058, $753,465 and $1,198,272, respectively. The tax benefit realized from options exercised for the twelve months ended December 31, 2006, 2005 and 2004 is $30,703, $63,457 and $28,458, respectively. The total intrinsic value of exercisable shares at December 31, 2006, is $5,566,780. A summary of stock option activity follows after giving retroactive effect to all stock dividends and splits:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2004	949,172	$10.97
Granted	162,658	$19.16
Exercised	(95,019)	$7.57
Cancelled or forfeited	(8,260)	$13.45
Outstanding -
December 31, 2004	1,008,551	$12.59
Granted	165,119	$22.63
Exercised	(68,055)	$9.63
Cancelled or forfeited	(15,086)	$17.04
Outstanding -
December 31, 2005	1,090,529	$14.23
Granted	-	-
Exercised	(21,223)	$11.67
Cancelled or forfeited	(29,591)	$14.96
Outstanding -
December 31, 2006	1,039,715	$14.25

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of December 31, 2006:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.33	356,991	3.5 years	$9.86	356,991	$9.86
$10.34 - $13.61	375,480	4.8 years	$12.98	375,480	$12.98
$19.16 - $22.63	307,244	7.6 years	$20.92	307,244	$20.92
	1,039,715	5.2 years	$14.25	1,039,715	$14.25

Restricted Stock Awards - At the Company’s Annual Meeting of Stockholders held on April 25, 2006, shareholders of the Company approved the adoption of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan is an amendment and restatement of the Company’s 2002 Plan to expand the types of equity compensation awards that the Company can make to its employees. Under the 2006 Plan, the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

In September 2006, the Company awarded 23,928 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company. The restricted stock vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unearned compensation cost related to nonvested shares of restricted stock is $437,580 to be expensed over the vesting period. For the year ended December 31, 2006, $39,784 was recognized as compensation expense.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2006	-	-
Granted	23,928	$19.95
Vested	-	-
Nonvested - December 31, 2006	23,928	$19.95

At December 31, 2006, 398,245 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation - In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Operating Officer (“COO”), pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years. The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: 1) dividend yield 3.32%, 2) expected volatility 34.7%, 3) risk-free interest rate 4.57% and 4) expected life of options 7.3 years. At December 31, 2006, none of these options was exercised or exercisable.

The restricted stock totals 83,612 shares and was awarded at an average price of $17.94 to be vested in 20 equal quarterly installments over five years. A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2006	-	-
Granted	83,612	$17.94
Vested	(4,181)	17.94
Nonvested - December 31, 2006	79,431	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $2,314,200 to be expensed over the vesting period. For the year ended December 31, 2006, $79,800 was recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

11. Employee Benefit Plans

The Bank has an Employee Stock Ownership Plan (the "ESOP") which is a defined contribution plan covering substantially all full-time employees. Bank contributions to the ESOP represent a minimum of 3% of an employee's annual gross compensation. Employees become 20% vested after two years of employment, with an additional 20% vesting each year. Full vesting takes place upon the completion of six years of employment. Employee contributions are not permitted. At December 31, 2006, the ESOP had all of its assets invested in the Company's common stock. The Bank funds all amounts when due. At December 31, 2006 and 2005, the number of shares of stock held by the ESOP, all of which have been allocated to employees, totaled 1,314,021 and 1,157,991, respectively. None of the allocated shares are subject to a repurchase obligation. Contributions under the ESOP charged to operations amounted to $1,446,286, $1,587,241 and $1,382,645 in 2006, 2005 and 2004, respectively.

The Bank has a 401(k) Retirement Plan and Trust (the "401(k) Plan"), which covers substantially all full-time employees. Employees may elect to contribute up to 16% (or up to 35% for employees with annual earnings less than $100,000) of their annual gross compensation to the 401(k) Plan, and the Bank will match one-half of the employee's contribution up to a maximum of 3% of the employee's annual gross compensation. Employees are fully vested in both their own and the Bank’s contributions. Bank contributions under the 401(k) Plan amounted to $481,683, $477,251 and $437,757 in 2006, 2005 and 2004, respectively. The Bank funds all amounts when due. At December 31, 2006, contributions to the 401(k) Plan were invested in various bond, equity, money market or diversified funds as directed by each employee.

During 1995, the Bank adopted nonqualified deferred compensation plans (the “Plans”) for each officer for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. Bank contributions under the Plans totaled $63,729, $112,471 and $90,366 in 2006, 2005 and 2004, respectively.

12. Commitments and Contingent Liabilities

Leases - The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are:

2007	$2,932,952
2008	2,764,734
2009	2,588,465
2010	2,180,704
2011	1,665,941
Remainder to 2015	884,890
Total	$13,017,686

Rent expense was approximately $3,098,000, $2,907,000 and $2,394,000 for 2006, 2005 and 2004, respectively.

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

Directors’ Stock Plan - The Company approved a Directors’ Stock Plan in 1998 for each outside director and the secretary to the Board of Directors. Pursuant to the plan, on January 1, 1999 and 2000, each participant received an award of share credits for 100 shares of the Company’s common stock. On January 1, 2001, 2002 and 2003, each participant received an award of 200 share credits. On January 1, 2004, each participant received an award of share credits calculated as follows: (i) for January 1, 2003 through June 30, 2003, an award of 100 share credits, and (ii) for July 1, 2003 through December 31, 2003, an award of share credits equal in amount to $7,000 divided by the market value of one share of stock as of December 31, 2003. Effective as of January 1 of each calendar year starting January 1, 2005, each participant will be granted an award of share credits in respect to the preceding year in an amount equal to $14,000 divided by the market value of one share of stock as of the last reported sale price during the last calendar year. All awards are pro-rated where a participant did not serve for all of the preceding year. After termination of service as a director or secretary, all awards are paid in shares of stock to the participant, or, in the case of death, to his or her designated beneficiary or estate. There are remaining 149,616 shares reserved for possible issuance. During 2006, 2,847 shares were distributed to retired directors. No shares were distributed during 2005.

During 2006, 2005 and 2004, the Bank charged approximately $267,000, $99,000 and $243,000, respectively, to operations relating to the Directors' Retirement and Stock Plans.

Severance Commitments - The Company has executive severance plans (the "Plans") for certain key executives who are full-time employees with the title of Senior Vice President and above and who are designated as Plan participants by the Board of Directors. The Plans provide for certain rights accruing to participants in the event of a termination of the participant's employment within one year after a change in control of the Company. These rights include a cash payment and the continuation of certain employee benefits. In addition, all stock-based compensation awards held by a participant will become fully vested. In the event that the participant enters into an employment contract, as defined in the Plans, all rights to the severance payment and other benefits set forth above will terminate. No amounts have been paid or accrued under the Plans.

Employment Agreement - Effective November 6, 2006, the Company and the Bank have entered into an employment agreement with Thomas M. O’Brien for a term of five years. The employment agreement provides for him to continue as the President and COO of the Bank and the Company until such time as the incumbent Chief Executive Officer (“CEO”) relinquishes the CEO title, at which time he will become the CEO of the Company and the Bank. During the term of the agreement, Mr. O’Brien will also serve on the Board of Directors of the Company and the Board of Directors of the Bank. Mr. O’Brien receives an annual base salary of $50,000 and a signing bonus of restricted stock equal to $1,500,000. The restricted stock will vest in 20 equal quarterly installments over five years. Mr. O’Brien will be eligible for annual incentive awards with a target annual bonus of $225,000. Mr. O’Brien was also granted non-qualified stock options to purchase 164,745 shares at an exercise price of $17.84 per share vesting 20% per year over five years. The options have a 10 year term. The stock-based awards were not made under the terms of the Company’s 2006 Equity Compensation Plan.

In the event that Mr. O’Brien’s employment is terminated without cause or he resigns with good reason in the absence of a change in control, he is entitled to receive a cash severance payment equal to two times the sum of the most recent year’s incentive award and base salary rate, all stock options and restricted stock awards vest and life and health insurance is continued until age 65. If he is terminated without cause or resigns with good reason following a change in control, he is entitled to receive a cash severance payment equal to three times the sum of annual salary plus target bonus amount, the most recent year’s annual incentive is paid, all stock options and restricted stock awards vest and life insurance is continued until age 65. Vesting of stock options and restricted stock will be accelerated in the event of death and will continue to vest as if employment had not terminated in the event of disability. No cash severance payments are due in the event of termination of employment as a result of death, disability, discharge with cause or voluntary resignation without good reason.

For the year ended December 31, 2006, $79,800 was recognized as compensation expense for the non-qualified stock options and the restricted stock awards.

Pending Claims and Contingent Liabilities -The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. See Note 9, Income Taxes.

In 2001 and 2002, the Bank and the Company were named (along with other defendants) in lawsuits related to the Bank's deposit relationship with Island Mortgage Network, Inc. (“Island Mortgage” or “IMN”) and its affiliates.

Island Mortgage established and maintained dozens of deposit accounts at the Bank commencing in mid-February 1999 and continuing through early July 2000. Island Mortgage was principally engaged in offering and providing mortgages to consumers. Island Mortgage apparently financed its operations in significant part through the use of loans and/or revolving lines of credit provided by warehouse lenders not related to the Bank. The Bank never had a lending relationship with Island Mortgage.

On June 30, 2000, the New York State Banking Department suspended Island Mortgage’s mortgage banker license. On July 19, 2000, Island Mortgage and its publicly held parent company, AppOnline.com, Inc., filed a petition under Chapter 11 of the Bankruptcy Code in the Eastern District of New York. Subsequently, certain of Island Mortgage’s lenders filed an involuntary bankruptcy petition against Action Abstract, Inc., an entity to which they apparently had regularly wired funds in connection with their dealings with Island Mortgage. In the course of certain bankruptcy cases, it was alleged that Island Mortgage engaged in a widespread pattern of fraud directed at lenders, title agents, closing companies and others with whom Island Mortgage regularly dealt. A number of Island Mortgage’s creditors asserted that the Bank participated in Island Mortgage’s alleged fraudulent scheme or was otherwise liable for losses arising from the bankruptcy of Island Mortgage.

During 2006 two Island Mortgage-related litigations remained pending against the Bank (and, in one case, the Company). Those litigations are:

HSA Residential Mortgage Services of Texas (“RMST”) in HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York). This action involved claims made by three warehouse lenders. As previously reported, prior to 2006 the claims of the two warehouse lenders other than RMST were settled and all claims of RMST other than its claim of aiding and abetting fraud were dismissed by the bankruptcy court. A trial on RMST’s aiding and abetting fraud claim commenced in the District Court for the Eastern District of New York on January 3, 2006. On January 30, 2006, the jury rendered a verdict awarding $43.9 million in compensatory damages to RMST. The Company recorded a $74.2 million expense related to this verdict in its 2005 financial statements, which reflected the amount of the verdict, prejudgment interest and a claim by RMST for legal fees for other IMN-related litigations. During 2006 prejudgment interest continued to accrue and the Bank continued to incur litigation expenses.   As previously disclosed in a September 28, 2006 Form 8-K filing, a post-verdict motion to set aside or modify the verdict was denied.

In December 2006, following a fourth quarter review of its alternatives, the Bank initiated settlement discussions with RMST. On January 24, 2007, the Bank and RMST agreed to settle all of the outstanding claims pursuant to the terms of a settlement agreement. As of that date, the entry of a formal judgment had been postponed, pending resolution of RMST’s claim for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the above $74.2 million). Under the settlement agreement, the Bank agreed to pay RMST $65 million, and this payment was made in full by the Bank on January 24, 2007. The amount of the settlement payment was less than the Company’s related litigation reserve of $77 million, resulting in a credit of $6.2 million in 2006 IMN-related legal expenses compared to IMN-related legal expenses of $82.8 million in 2005.

Broward Title Co. (“Broward”) v. Alan Jacobs, et al., Adv. Proc. No. 01-8181, Bankruptcy Court for the Eastern District of New York.  Broward brought three claims against the Bank seeking, in the aggregate, damages of approximately $280,000 plus costs and incidental and consequential damages, including attorneys' fees.  On or about July 9, 2002, Broward’s motion to sever its claims against the Bank (and certain other defendants) was granted, allowing Broward to conduct a nonjury trial of its claims against the remaining defendants in the bankruptcy court.  Broward’s claims against the Bank and those other, severed defendants were referred to the United States District Court for the Eastern District of New York on or about August 6, 2002.  Since that time, Broward has not made any affirmative attempts to prosecute its case against the Bank in the district court, although it may attempt to do so at a later date. In the opinion of management, the amount of ultimate liability, if any, with respect to this case will not materially affect future operations and will not have a material impact on the Company’s financial statements.

It remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims.

In addition to the litigations noted above, the Company and the Bank are subject to other legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

Other - The Bank is required to maintain balances with the Federal Reserve Bank of New York to satisfy reserve requirements. These balances averaged approximately $2,641,000 and $2,486,000 in 2006 and 2005, respectively.

13. State Bancorp, Inc. (Parent Company Only)

Certain condensed financial information follows (dollars in thousands):

December 31,	2006	2005
BALANCE SHEET
Assets:
Cash	$2,581	$483
Dividends receivable and other assets	1,467	2,384
Investment in the Bank	131,002	75,926
Investment in the Trusts	629	628
Total Assets	$135,679	$79,421
Liabilities:
Subordinated notes	$10,000	$-
Junior subordinated debentures	20,620	20,620
Dividends payable and other liabilities	918	2,379
Total Liabilities	31,538	22,999
Stockholders' Equity:
Preferred stock	-	-
Common stock	73,021	60,097
Surplus	83,767	56,424
Retained deficit	(32,158)	(38,602)
Treasury stock	(16,646)	(16,646)
Accumulated other comprehensive loss,net of taxes	(3,843)	(4,851)
Total Stockholders' Equity	104,141	56,422
Total Liabilities and Stockholders' Equity	$135,679	$79,421

For the years ended December 31,	2006	2005	2004
INCOME STATEMENT
Dividends from the Bank, net of expenses	$5,083	$8,557	$7,209
Interest expense on temporary borrowings	165	-	-
Interest expense on subordinated notes	516	-	-
Interest expense on junior subordinated debentures	1,839	1,474	1,088
Equity in the undistributed earnings (loss)of the Bank and the Trusts	8,931	(43,631)	7,255
Net Income (Loss)	$11,494	$(36,548)	$13,376

CASH FLOWS
Operating Activities:
Net income (loss)	$11,494	$(36,548)	$13,376
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	120	-	-
Decrease (increase) in other assets	917	(234)	(90)
Increase in other liabilities	195	425	310
Equity in the undistributed (earnings) loss of the Bank and the Trusts	(8,931)	43,631	(7,255)
Net cash provided by operating activities	3,795	7,274	6,341
Financing Activities:
Proceeds from issuance of subordinated notes	10,000	-	-
Cash dividends paid	(6,707)	(5,766)	(5,050)
Proceeds from issuance of common stock	40,147	3,497	3,211
Capital contribution to the Bank	(45,188)	(3,794)	(3,346)
Capital contribution from the Trusts	51	39	26
Payment to repurchase common stock	-	(1,178)	(1,987)
Net cash used in financing activities	(1,697)	(7,202)	(7,146)
Net Changes in Cash	$2,098	$72	$(805)

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2006 and 2005, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $326,277,000 and $283,947,000, respectively. Approximately $276,651,000 and $256,018,000 of these commitments were at variable rates and $49,626,000 and $27,929,000 were at fixed rates at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the fixed rate commitments had interest rates ranging from approximately 5.05% to 8.57% and 4.25% to 7.75%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. Most letters of credit expire within one year. At December 31, 2006 and 2005, the Bank had letters of credit outstanding of approximately $16,808,000 and $14,644,000, respectively. At December 31, 2006, the uncollateralized portion was approximately $2,263,000.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At December 31, 2006 and 2005, the total gross notional amount of swap transactions outstanding was $40,900,000 and $9,550,000, respectively.

15. Disclosures about Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of financial instruments and market information. Where available, quoted market prices are used. However, markets do not exist for a portion of the Company's financial instruments and, as a result, fair value estimates require judgments regarding future cash flows. These judgments are subjective in nature, involve uncertainties and therefore may change significantly at future measurement dates. The fair value information that follows is intended to supplement, but not replace, the basic consolidated financial statements and other traditional financial data presented throughout this report. The calculation of estimated fair values is based on market conditions at December 31, 2006 and 2005 and is not reflective of current or future fair values. Furthermore, the value of long-term relationships with depositors is not reflected. The value of those relationships is significant.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Short-Term Investments and Accrued Interest Receivable - For cash and short-term investments (due from banks, Federal funds sold, securities purchased under agreements to resell and certain other short-term assets) and accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity and Securities Available for Sale - For securities held to maturity and securities available for sale, the estimated fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities.

Federal Home Loan Bank and Other Restricted Stock - For Federal Home Loan Bank and other restricted stock, the carrying amount is a reasonable estimate of fair value.

Loans and Leases - The fair value of loans and leases is estimated by discounting the expected future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings accounts and time deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the interest rate swap rates of similar term points.

Subordinated Notes and Junior Subordinated Debentures - The fair value of subordinated notes and junior subordinated debentures is estimated using the interest rate swap rates of similar term and repricing points and spreads of equivalent new issues.

Short-Term Liabilities and Accrued Interest Payable - Short-term liabilities (Federal funds purchased, securities sold under agreements to repurchase and certain other short-term liabilities) and accrued interest payable are considered to have fair values equal to their carrying amounts due to their short-term nature.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

At December 31,	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and short-term investments	$207,362	$207,362	$90,409	$90,409
Accrued interest receivable	10,419	10,419	9,096	9,096
Securities held to maturity	6,372	6,361	15,993	15,945
Securities available for sale	511,409	511,409	522,245	522,245
Federal Home Loan Bank and other restricted stock	1,708	1,708	2,517	2,517
Loans and leases - net of the allowance for loan and lease losses	967,313	956,463	876,305	866,542
Total	$1,704,583	$1,693,722	$1,516,565	$1,506,754
Financial liabilities:
Deposits	$1,566,183	$1,565,924	$1,411,574	$1,410,601
Subordinated notes	10,000	10,308	-	-
Junior subordinated debentures	20,620	20,947	20,620	21,133
Accrued interest payable	2,212	2,212	1,187	1,187
Short-term liabilities	-	-	18,500	18,500
Total	$1,599,015	$1,599,391	$1,451,881	$1,451,421

16. Regulatory Matters

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies. Under these restrictions, at December 31, 2006, no dividends could be declared by the Bank without prior approval of those regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. At year-end 2005, the Company and the Bank were undercapitalized. One of the recapitalization measures taken by the Company was the December 2006 completion of a private placement of 2.25 million shares of common stock that raised a total of $36 million after expenses. We believe that both the Company and the Bank exceed applicable regulatory capital requirements and that the Bank meets the requisite capital ratios to be well-capitalized as of December 31, 2006. There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$111,764	6.30%	$70,953	4.00%	N/A	N/A
The Bank	$118,625	6.69%	$70,904	4.00%	$88,629	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$111,764	9.48%	$47,166	4.00%	N/A	N/A
The Bank	$118,625	10.07%	$47,111	4.00%	$70,666	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$136,524	11.58%	$94,333	8.00%	N/A	N/A
The Bank	$133,368	11.32%	$94,221	8.00%	$117,777	10.00%
As of December 31, 2005:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$66,665	4.30%	$61,960	4.00%	N/A	N/A
The Bank	$66,169	4.27%	$61,931	4.00%	$77,413	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$66,665	6.00%	$44,474	4.00%	N/A	N/A
The Bank	$66,169	5.96%	$44,445	4.00%	$66,667	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$80,586	7.25%	$88,948	8.00%	N/A	N/A
The Bank	$80,080	7.21%	$88,889	8.00%	$111,111	10.00%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes to the Company's internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control - Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2006.

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
Secretary/Treasurer
(Principal Financial Officer)
State Bancorp, Inc.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that State Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. State Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that State Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, State Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of State Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders' equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Livingston, New Jersey
March 13, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the Company's 2007 Proxy. The identification of the directors of the Company may be found under “Election of Directors.” The identification of the executive officers of the Company may be found under "Executive Officers." There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee financial expert may be found under “Corporate Governance.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, and they are posted on the Company's website at www.statebankofli.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company's 2007 Proxy. Executive compensation may be found under “Management Remuneration.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company's 2007 Proxy. Security ownership of certain beneficial owners and management may be found under “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,039,715	14.25	398,245
Equity compensation plans not approved by security holders (1)	185,154	17.84	149,616
Total	1,224,869	14.50	547,861

(1) Of the total amounts in column (a) and (c), 20,409 and 149,616 represent deferred share credits and remaining shares reserved for possible issuance, respectively, under the Directors’ Stock Plan (the “Plan”). The Plan provides that in the event of any merger, reorganization, consolidation, recapitalization, stock split, stock dividend or other change in corporate structure affecting the Company’s stock, the aggregate number of share credits which may be awarded under the Plan and the number of share credits subject to the awards already granted shall be increased or decreased proportionately, as the case may be. Of the total amount in column (a), 164,745 represents non-qualified stock options granted to Mr. O’Brien pursuant to the terms of his employment agreement. The amount in column (b) represents the exercise price of the options granted to Mr. O’Brien. For a further discussion, see the Notes to the Company’s Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the Company's 2007 Proxy. Certain relationships and related transactions may be found under “Certain Relationships and Related Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the Company's 2007 Proxy. Audit fees, audit-related fees, tax fees and all other fees may be found under “Audit Fees.” Pre-approval policies and procedures may be found under “Corporate Governance.”

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

Exhibits:
Upon payment of the Company’s reasonable expenses, State Bancorp, Inc. will furnish any exhibit upon written request of the stockholder directly to the Secretary of the Company, State Bancorp, Inc., 699 Hillside Avenue, New Hyde Park, NY 11040.

No.	Item	Method of Filing
(3)	Articles of incorporation and By-Laws
	a) Certificate of Incorporation	Incorporated by reference from Exhibit 3.1.1 to the Company’s June 30, 2006 Form 10-Q.
	a) (i) Certificate of Correction	Incorporated by reference from Exhibit 3.1.2 to the Company’s June 30, 2006 Form 10-Q.
	a) (ii) Certificate of Amendment	Incorporated by reference from Exhibit 3.1.3 to the Company’s June 30, 2006 Form 10-Q.
	b) By-Laws, as amended	Incorporated by reference from Exhibit 3b to the Company's June 30, 2003 Form 10-Q.
(4)	Instruments defining the rights of security holders	Pages 22-28 of the above referenced Registration Statement.
	a) Form of Registration Rights Agreement	Incorporated by reference from Exhibit 4.1 to the Company’s December 21, 2006 Form 8-K.
(10)	Material contracts
	a) Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company's December 31, 2004 Form 10-K.
	a) (i) Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company's December 31, 2004 Form 10-K.
	a) (ii) Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company's December 31, 2004 Form 10-K.
	a) (iii) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iii) to the Company's December 31, 2004 Form 10-K.
	a) (iv) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iv) to the Company's December 31, 2004 Form 10-K.
	b) (i) Directors' Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company's December 31, 1986 Form 10-K.
	b) (ii) Agreements of participants surrendering their rights under the directors' incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company's December 31, 1992 Form 10-K.

No.	Item	Method of Filing
	b) (iii) Agreements of participants modifying agreements described in item b) (ii)	Incorporated by reference from exhibit 10b (iii) to the Company’s December 31, 1995 Form 10-K.
	c) 1987 Incentive Stock Option Plan, as amended	Incorporated by reference from exhibit 10c to the Company's December 31, 1991 Form 10-K.
	d) (i) 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10d to the Company's December 31, 1993 Form 10-K.
	d) (ii) Amendment No. 1 to 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.1 to the Company’s December 19, 2005 Form 8-K.
	e) (i) Change of control agreement no. 1, as amended	Incorporated by reference from exhibit 99.1 to the Company’s October 3, 2006 Form 8-K.
	e) (ii) Change of control agreement no. 2, as amended	Incorporated by reference from exhibit 99.2 to the Company’s October 3, 2006 Form 8-K.
	e) (iii) Change of control agreement no. 3, as amended	Incorporated by reference from exhibit 99.3 to the Company’s October 3, 2006 Form 8-K.
	e) (iv) Change of control agreement no. 4, as amended	Incorporated by reference from exhibit 99.4 to the Company’s October 3, 2006 Form 8-K.
	e) (v) Change of control agreement no. 5, as amended	Incorporated by reference from exhibit 99.5 to the Company’s October 3, 2006 Form 8-K.
	f) State Bank of Long Island 401(k) Retirement Plan and Trust	Incorporated by reference from exhibit 10g to the Company's December 31, 1987 Form 10-K.
	g) State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company's December 31, 1987 Form 10-K.
	h) Deferred Compensation Agreement	See Exhibit (10) a).
	i) (i) 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s December 31, 1998 Form 10-K.
	i) (ii) Amendment No. 1 to 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.2 to the Company’s December 19, 2005 Form 8-K.
	j) (i) 1998 Directors’ Stock Plan	Incorporated by reference from exhibit 10j to the Company’s December 31, 1999 Form 10-K.
	j) (ii) 1998 Directors’ Stock Plan Amendment No. 1	Incorporated by reference from exhibit 10j to the Company’s December 31, 2000 Form 10-K.
	j) (iii) 1998 Directors’ Stock Plan Amendment No. 2	Incorporated by reference from exhibit 10j (iii) to the Company’s June 30, 2003 Form 10-Q.
	k) Stock Option Plan (2002)	Incorporated by reference from exhibit 10k to the Company’s December 31, 2002 Form 10-K.
	l) Incentive Award Plan	Incorporated by reference from exhibit 10 l) to the Company’s February 18, 2005 Form 8-K.
	m) Employment Agreement	Incorporated by reference from exhibit 10 (m) to the Company’s November 7, 2006 Form 8-K.

No.	Item	Method of Filing
	m) (i) Nonqualified Stock Option Agreement	Incorporated by reference from exhibit 10 (m)(i) to the Company’s November 15, 2006 Form 8-K.
	m) (ii) Restricted Stock Award Agreement	Incorporated by reference from exhibit 10 (m)(ii) to the Company’s November 21, 2006 Form 8-K/A.
	n) 2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Proxy Statement filed on March 23, 2006.
(14)	a) Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s December 31, 2003 Form 10-K.
	b) Code of Business Conduct and Ethics, as amended	Incorporated by reference from exhibit 14b to the Company’s December 31, 2005 Form 10-K.
(16.1)	Letter re change in certifying accountant	Incorporated by reference from exhibit 16.1 to the Company’s August 18, 2005 Form 8-K.
(23)	Consent of Independent Registered Public Accounting Firm	Filed herein.
(24)	Power of Attorney	Filed herein.
(31.1)	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
(31.2)	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:	/s/ Thomas F. Goldrick, Jr., Chairman
Thomas F. Goldrick, Jr., Chairman
Date:	March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Thomas F. Goldrick, Jr.	Chairman of the Board	3/16/07
Thomas F. Goldrick, Jr.	(Chief Executive Officer)

/s/ Thomas M. O’Brien	President and	3/16/07
Thomas M. O’Brien	Chief Operating Officer

/s/ Daniel T. Rowe	Vice Chairman and	3/16/07
Daniel T. Rowe	Chief Administrative Officer

/s/ Richard W. Merzbacher	Vice Chairman	3/16/07
Richard W. Merzbacher

/s/ Brian K. Finneran	Secretary/Treasurer	3/16/07
Brian K. Finneran	(Principal Financial Officer)

Thomas E. Christman*	Director
Arthur Dulik, Jr.*	Director
K. Thomas Liaw*	Director
Gerard J. McKeon*	Director
Joseph F. Munson*	Director
John F. Picciano*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:	/s/ Brian K. Finneran
Brian K. Finneran
Attorney-in-fact
March 16, 2007