Form 10-Q
period 2007-03-31
STATE BANCORP INC
filed 2007-05-10
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission File No. 001-14783

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

Yes [  ]     No [X]

    As of April 27, 2007, there were 13,741,154 shares of registrant's Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2007

PART I
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets (Unaudited) - March 31, 2007 and December 31, 2006
Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2007 and 2006
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2007 and 2006
Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2007 and 2006
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities - None
Item 4.	Submission of Matters to a Vote of Security Holders - None
Item 5.	Other Information - None
Item 6.	Exhibits

Signatures

PART I

ITEM 1.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2007 AND DECEMBER 31, 2006

	MARCH 31, 2007	DECEMBER 31, 2006
ASSETS:
CASH AND DUE FROM BANKS	$33,011,669	$46,210,873
FEDERAL FUNDS SOLD	-	29,000,000
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL	-	131,000,000
TOTAL CASH AND CASH EQUIVALENTS	33,011,669	206,210,873
SECURITIES HELD TO MATURITY (ESTIMATED FAIR VALUE -
$2,428,180 IN 2007 AND $6,361,036 IN 2006)	2,425,917	6,372,080
SECURITIES AVAILABLE FOR SALE - AT ESTIMATED FAIR VALUE	523,742,967	511,408,685
TOTAL SECURITIES	526,168,884	517,780,765
FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	3,328,343	1,708,343
LOANS AND LEASES (NET OF ALLOWANCE FOR LOAN AND LEASE
LOSSES OF $16,038,244 IN 2007 AND $16,411,925 IN 2006)	973,751,073	967,312,849
BANK PREMISES AND EQUIPMENT - NET	5,765,506	6,043,450
BANK OWNED LIFE INSURANCE	28,169,153	27,891,017
NET DEFERRED INCOME TAXES	35,959,541	36,665,263
OTHER ASSETS	22,008,323	25,109,916
TOTAL ASSETS	$1,628,162,492	$1,788,722,476

LIABILITIES:
DEPOSITS:
DEMAND	$312,254,206	$316,618,448
SAVINGS	561,555,179	621,969,615
TIME	545,289,102	627,595,416
TOTAL DEPOSITS	1,419,098,487	1,566,183,479
FEDERAL FUNDS PURCHASED	3,200,000	-
OTHER BORROWINGS	36,049,770	56,400
SUBORDINATED NOTES	10,000,000	10,000,000
JUNIOR SUBORDINATED DEBENTURES	20,620,000	20,620,000
ACCRUED LEGAL EXPENSES	913,216	66,050,208
OVERNIGHT SWEEP ACCOUNTS PAYABLE, NET	7,786,330	137,465
OTHER ACCRUED EXPENSES, TAXES AND LIABILITIES	24,496,896	21,534,414
TOTAL LIABILITIES	1,522,164,699	1,684,581,966

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE, AUTHORIZED	-	-
250,000 SHARES; 0 SHARES ISSUED
COMMON STOCK, $5.00 PAR VALUE, AUTHORIZED 20,000,000 SHARES;
ISSUED 14,656,787 SHARES IN 2007 AND 14,604,203 SHARES IN 2006;
OUTSTANDING 13,669,135 SHARES IN 2007 AND 13,616,551 SHARES IN 2006	73,283,935	73,021,015
SURPLUS	84,363,740	83,767,505
RETAINED DEFICIT	(32,462,080)	(32,158,439)
TREASURY STOCK (987,652 SHARES IN 2007 AND 2006)	(16,646,426)	(16,646,426)
ACCUMULATED OTHER COMPREHENSIVE LOSS
(NET OF TAXES OF ($1,412,714) IN 2007 AND ($2,118,436) IN 2006)	(2,541,376)	(3,843,145)
TOTAL STOCKHOLDERS' EQUITY	105,997,793	104,140,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,628,162,492	$1,788,722,476

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	THREE MONTHS
	2007	2006
INTEREST INCOME:
INTEREST AND FEES ON LOANS AND LEASES	$20,341,656	$17,836,714
FEDERAL FUNDS SOLD AND SECURITIES
PURCHASED UNDER AGREEMENTS TO RESELL	1,260,641	675,535
SECURITIES HELD TO MATURITY - TAXABLE	69,927	125,668
SECURITIES AVAILABLE FOR SALE - TAXABLE	5,847,937	5,235,912
SECURITIES AVAILABLE FOR SALE - TAX-EXEMPT	132,175	153,033
SECURITIES AVAILABLE FOR SALE - DIVIDENDS	29,750	19,125
DIVIDENDS ON FEDERAL HOME LOAN BANK
AND OTHER RESTRICTED STOCK	26,612	36,581
TOTAL INTEREST INCOME	27,708,698	24,082,568

INTEREST EXPENSE:
DEPOSITS	12,326,783	8,264,840
TEMPORARY BORROWINGS	106,491	382,585
SUBORDINATED NOTES	231,185	-
JUNIOR SUBORDINATED DEBENTURES	454,991	415,220
TOTAL INTEREST EXPENSE	13,119,450	9,062,645

NET INTEREST INCOME	14,589,248	15,019,923
PROVISION FOR LOAN AND LEASE LOSSES	1,574,000	591,666
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	13,015,248	14,428,257

NON-INTEREST INCOME:
SERVICE CHARGES ON DEPOSIT ACCOUNTS	590,321	626,420
NET SECURITY LOSSES	(19,401)	(34,995)
INCOME FROM BANK OWNED LIFE INSURANCE	278,136	232,115
OTHER OPERATING INCOME	507,428	652,527
TOTAL NON-INTEREST INCOME	1,356,484	1,476,067
INCOME BEFORE OPERATING EXPENSES	14,371,732	15,904,324

OPERATING EXPENSES:
SALARIES AND OTHER EMPLOYEE BENEFITS	7,506,139	6,149,331
OCCUPANCY	1,317,492	1,241,326
EQUIPMENT	313,078	307,387
LEGAL	147,430	2,189,149
MARKETING AND ADVERTISING	448,751	337,265
CREDIT AND COLLECTION	211,380	150,219
AUDIT AND ASSESSMENT	291,387	276,464
OTHER OPERATING EXPENSES	1,579,141	1,222,871
TOTAL OPERATING EXPENSES	11,814,798	11,874,012

INCOME BEFORE INCOME TAXES	2,556,934	4,030,312
PROVISION FOR INCOME TAXES	810,234	1,263,965
TOTAL NET INCOME	1,746,700	2,766,347

OTHER COMPREHENSIVE INCOME (LOSS), NET	1,301,769	(1,111,678)
TOTAL COMPREHENSIVE INCOME	$3,048,469	$1,654,669

BASIC EARNINGS PER COMMON SHARE	$0.13	$0.25
DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.24
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	13,548,051	11,082,408
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	13,877,611	11,303,449

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES:
NET INCOME	$1,746,700	$2,766,347
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
PROVISION FOR LOAN AND LEASE LOSSES	1,574,000	591,666
DEPRECIATION AND AMORTIZATION OF BANK PREMISES AND EQUIPMENT	304,514	270,917
AMORTIZATION OF INTANGIBLES	9,034	9,034
AMORTIZATION OF NET PREMIUM ON SECURITIES	392,434	539,106
NET SECURITY LOSSES	19,401	34,995
INCOME FROM BANK OWNED LIFE INSURANCE	(278,136)	(232,115)
STOCK-BASED COMPENSATION EXPENSE	159,480	-
DECREASE IN OTHER ASSETS	3,182,559	2,026,258
DECREASE IN ACCRUED EXPENSES, TAXES AND OTHER LIABILITIES	(64,224,852)	(2,783,602)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(57,114,866)	3,222,606
INVESTING ACTIVITIES:
PROCEEDS FROM MATURITIES OF SECURITIES HELD TO MATURITY	3,950,000	-
PROCEEDS FROM SALES OF SECURITIES AVAILABLE FOR SALE	38,449,475	53,479,177
PROCEEDS FROM MATURITIES OF SECURITIES AVAILABLE FOR SALE	62,983,442	40,672,819
PURCHASES OF SECURITIES AVAILABLE FOR SALE	(112,265,379)	(93,500,682)
(INCREASE) DECREASE IN FEDERAL HOME LOAN BANK AND OTHER RESTRICTED STOCK	(1,620,000)	202,500
INCREASE IN LOANS AND LEASES - NET	(8,012,224)	(25,035,732)
PURCHASES OF BANK PREMISES AND EQUIPMENT - NET	(26,570)	(565,870)
NET CASH USED IN INVESTING ACTIVITIES	(16,541,256)	(24,747,788)
FINANCING ACTIVITIES:
DECREASE IN DEMAND AND SAVINGS DEPOSITS	(64,778,678)	(82,225,349)
(DECREASE) INCREASE IN TIME DEPOSITS	(82,306,314)	71,350,844
INCREASE IN FEDERAL FUNDS PURCHASED	3,200,000	5,000,000
INCREASE (DECREASE) IN OTHER BORROWINGS	35,993,370	(4,518,514)
INCREASE IN OVERNIGHT SWEEP ACCOUNTS PAYABLE, NET	7,648,865	-
CASH DIVIDENDS PAID	-	(1,656,251)
PRIVATE PLACEMENT EXPENSES	(112,855)	-
PROCEEDS FROM SHARES ISSUED UNDER DIVIDEND REINVESTMENT PLAN	519,123	819,995
PROCEEDS FROM SHARES ISSUED PURSUANT TO COMPENSATION AWARDS	293,407	57,478
NET CASH USED IN FINANCING ACTIVITIES	(99,543,082)	(11,171,797)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(173,199,204)	(32,696,979)
CASH AND CASH EQUIVALENTS - JANUARY 1	206,210,873	89,152,118
CASH AND CASH EQUIVALENTS - MARCH 31	$33,011,669	$56,455,139
SUPPLEMENTAL DATA:
INTEREST PAID	$12,942,797	$8,849,133
INCOME TAXES PAID	$8,629	$507,393
ADJUSTMENT TO UNREALIZED NET GAIN OR LOSS ON SECURITIES
AVAILABLE FOR SALE	$1,917,491	($1,801,527)
DIVIDENDS DECLARED BUT NOT PAID AS OF QUARTER-END	$2,050,341	-

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

					ACCUMULATED	TOTAL	COMPRE-
					OTHER	STOCK-	HENSIVE
	COMMON		RETAINED	TREASURY	COMPREHENSIVE	HOLDERS'	INCOME
	STOCK	SURPLUS	DEFICIT	STOCK	LOSS (INCOME )	EQUITY	(LOSS )
BALANCE, JANUARY 1, 2007	$73,021,015	$83,767,505	($32,158,439)	($16,646,426)	($3,843,145)	$104,140,510
COMPREHENSIVE INCOME:
NET INCOME	-	-	1,746,700	-	-	1,746,700	$1,746,700
OTHER COMPREHENSIVE INCOME,
NET OF TAX:
UNREALIZED HOLDING GAINS
ARISING DURING THE PERIOD (1)	-	-	-	-	-		1,236,033
RECLASSIFICATION
ADJUSTMENT FOR LOSSES
INCLUDED IN NET INCOME (2)	-	-	-	-	-		11,700
CASH FLOW HEDGES (3)	-	-	-	-	-		54,036
TOTAL OTHER
COMPREHENSIVE INCOME	-	-	-	-	1,301,769	1,301,769	1,301,769
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$3,048,469
CASH DIVIDEND
($0.15 PER SHARE)	-	-	(2,050,341)	-	-	(2,050,341)
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (28,665 SHARES AT
95% OF MARKET VALUE)	143,325	375,798	-	-	-	519,123
STOCK OPTIONS EXERCISED
(23,919 SHARES)	119,595	173,812	-	-	-	293,407
STOCK-BASED COMPENSATION
EXPENSE	-	159,480	-	-	-	159,480
PRIVATE PLACEMENT EXPENSES	-	(112,855)	-	-	-	(112,855)
BALANCE, MARCH 31, 2007	$73,283,935	$84,363,740	($32,462,080)	($16,646,426)	($2,541,376)	$105,997,793
BALANCE, JANUARY 1, 2006	$60,097,130	$56,424,544	($38,601,709)	($16,646,426)	($4,851,421)	$56,422,118
COMPREHENSIVE INCOME:
NET INCOME	-	-	2,766,347	-	-	2,766,347	$2,766,347
OTHER COMPREHENSIVE LOSS,
NET OF TAX:
UNREALIZED HOLDING LOSSES
ARISING DURING THE PERIOD (1)	-	-	-	-	-		(1,186,331)
RECLASSIFICATION
ADJUSTMENT FOR LOSSES
INCLUDED IN NET INCOME (2)	-	-	-	-	-		20,617
CASH FLOW HEDGES (3)	-	-	-	-	-		54,036
TOTAL OTHER
COMPREHENSIVE LOSS	-	-	-	-	(1,111,678)	(1,111,678)	(1,111,678)
TOTAL COMPREHENSIVE
INCOME	-	-	-	-	-		$1,654,669
SHARES ISSUED UNDER THE
DIVIDEND REINVESTMENT
PLAN (51,572 SHARES AT
95% OF MARKET VALUE)	257,860	562,135	-	-	-	819,995
STOCK OPTIONS EXERCISED
(4,381 SHARES)	21,905	35,573	-	-	-	57,478
BALANCE, MARCH 31, 2006	$60,376,895	$57,022,252	($35,835,362)	($16,646,426)	($5,963,099)	$58,954,260

(1) Net of taxes of $662,057 and ($650,191) in 2007 and 2006, respectively.
(2) Net of taxes of ($7,701) and $14,378 in 2007 and 2006, respectively.
(3) Net of taxes of $35,964 in 2007 and 2006.

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

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, its condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, its condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and its condensed consolidated statements of stockholders' equity and comprehensive income (loss) for the three months ended March 31, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's December 31, 2006 Form 10-K. Certain amounts have been reclassified to conform to the current year's presentation.

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the three months ended March 31, 2007 and 2006, income associated with these swaps was not material to the financial statements. At both March 31, 2007 and December 31, 2006, the total gross notional amount of swap transactions outstanding was $40,900,000. The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk. The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets. Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133.  The amount remaining to be amortized is $210,000. The amount included in accumulated other comprehensive income (loss) is $126,084 and $180,120 as of March 31, 2007 and December 31, 2006, respectively. For both three month periods ended March 31, 2007 and 2006, the Company recognized expenses associated with unwinding the swap agreements of $90,000 under the agreements.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).” This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of this issue did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2007 the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company determined there was no need to make an adjustment to retained earnings due to adoption of this interpretation. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and returns for those states in which leasing activities are conducted. These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity (1) also adopts all of the requirements of SFAS No. 157, “Fair Value Measurements,” (2) has not yet issued financial statements for any interim period of the fiscal year of adoption, and (3) chooses early adoption within 120 days of the beginning of the fiscal year of adoption. We did not early adopt SFAS No. 159 as of January 1, 2007 and, therefore, will adopt the standard as of January 1, 2008. The impact of our adoption of SFAS No. 159 on our financial condition and results of operations is not presently determinable.

2. STOCKHOLDERS' EQUITY

The Company has 250,000 shares of preferred stock authorized. No shares were issued as of March 31, 2007.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first quarter of 2007, the Company did not repurchase any common shares.

Stock dividends are recorded by transferring the aggregate market value of the shares issued from retained earnings to common stock and surplus. Stock splits are recorded by transferring the aggregate par value of the shares issued from surplus to common stock. All per share information, included in the consolidated financial statements and the notes thereto, has been restated to give retroactive effect to any stock dividends and splits.

3. EARNINGS PER SHARE

Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options. These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits.

For the Three Months Ended March 31,	2007	2006
Net income	$1,746,700	$2,766,347
Average market price	$20.32	$16.13
Weighted average common shares outstanding	13,548,051	11,082,408
Dilutive effect of stock options and restricted stock grants	329,560	221,041
Adjusted common shares outstanding - diluted	13,877,611	11,303,449
Net income per share - basic	$0.13	$0.25
Net income per share - diluted	$0.13	$0.24
Antidilutive potential shares not included in the calculation	168,660	316,220

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at March 31, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2007
Securities held to maturity:
Government Agency securities	$2,425,917	$2,263	$-	$2,428,180
Securities available for sale:
Obligations of states and political
subdivisions	13,630,240	268	(40,371)	13,590,137
Government Agency securities	302,026,245	232,774	(954,902)	301,304,117
Corporate securities	15,155,511	1,199	(109,670)	15,047,040
Mortgage-backed securities and
collateralized mortgage obligations	196,675,064	268,001	(3,141,392)	193,801,673
Total securities available for sale	527,487,060	502,242	(4,246,335)	523,742,967
Total securities	$529,912,977	$504,505	($4,246,335)	$526,171,147

December 31, 2006
Securities held to maturity:
Government Agency securities	$6,372,080	$-	($11,044)	$6,361,036
Securities available for sale:
Obligations of states and political
subdivisions	14,327,627	194	(76,533)	14,251,288
Government Agency securities	294,793,218	201,199	(1,785,614)	293,208,803
Corporate securities	15,179,296	-	(152,776)	15,026,520
Mortgage-backed securities and
collateralized mortgage obligations	192,770,125	96,265	(3,944,316)	188,922,074
Total securities available for sale	517,070,266	297,658	(5,959,239)	511,408,685
Total securities	$523,442,346	$297,658	($5,970,283)	$517,769,721

Information pertaining to securities with gross unrealized losses at March 31, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2007
Securities held to maturity:
None

Securities available for sale:
Obligations of states and political
subdivisions	($25,360)	$6,509,157	($15,011)	$4,765,712	($40,371)	$11,274,869
Government Agency securities	(88,215)	74,415,753	(866,687)	169,912,219	(954,902)	244,327,972
Corporate securities	-	-	(109,670)	12,032,260	(109,670)	12,032,260
Mortgage-backed securities and
collateralized mortgage obligations	(3,947)	2,488,871	(3,137,445)	126,878,472	(3,141,392)	129,367,343
Total securities available for sale	(117,522)	83,413,781	(4,128,813)	313,588,663	(4,246,335)	397,002,444
Total securities	($117,522)	$83,413,781	($4,128,813)	$313,588,663	($4,246,335)	$397,002,444

December 31, 2006
Securities held to maturity:
Government Agency securities	($11,044)	$6,361,036	$-	$-	($11,044)	$6,361,036

Securities available for sale:
Obligations of states and political
subdivisions	(27,791)	7,203,512	(48,742)	4,732,582	(76,533)	11,936,094
Government Agency securities	(65,247)	46,013,294	(1,720,367)	217,008,389	(1,785,614)	263,021,683
Corporate securities	(1)	2,012,780	(152,775)	12,011,740	(152,776)	14,024,520
Mortgage-backed securities and
collateralized mortgage obligations	(55,191)	24,855,918	(3,889,125)	141,565,475	(3,944,316)	166,421,393
Total securities available for sale	(148,230)	80,085,504	(5,811,009)	375,318,186	(5,959,239)	455,403,690
Total securities	($159,274)	$86,446,540	($5,811,009)	$375,318,186	($5,970,283)	$461,764,726

The securities that have been in a continuous loss position for 12 months or longer at March 31, 2007 are categorized as: (1) adjustable rate mortgage-backed securities totaling $37,425,005; (2) fixed rate mortgage-backed securities totaling $89,453,467; (3) fixed rate U.S. Government Agency securities totaling $169,912,219; (4) fixed rate corporate debt securities totaling $12,032,260; and (5) fixed rate municipal securities totaling $4,765,712. The market value, and therefore the loss position, for each type of security responds differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

In the case of adjustable rate securities, the coupon rate resets periodically and is typically comprised of a base market index rate plus a spread. The market value on these securities is primarily influenced by the length of time remaining before the coupon rate resets to market levels. As an adjustable rate security approaches that reset date, it is likely that an unrealized loss position would dissipate.

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

It is important to note that every category of security mentioned above will mature at a specified date and at par value. Any temporary changes in market value due to market rates will have no impact on the security’s ultimate value at maturity. Management believes that the investment securities held by the Company provide an attractive level of interest income and, as the Bank has access to various alternate liquidity sources, management intends to hold these securities for the foreseeable future. However, those classified as “available for sale” could be sold, regardless of their market value, should business conditions or balance sheet management strategies warrant such sale.

5. LOANS AND LEASES

The recorded investment in loans and leases that are considered to be impaired, for the quarter ended March 31, 2007 and for the year ended December 31, 2006, is summarized below.

	For the Quarter Ended March 31, 2007	For the Year Ended December 31, 2006
Amount measured using the present value of expected future cash flows, discounted at each loan’s and lease’s effective interest rate	$-	$-
Impaired collateral-dependent loans and leases	8,076,936	1,490,677
Total amount evaluated as impaired	$8,076,936	$1,490,677
Average impaired loan and lease balance	$1,234,910	$3,035,134

As a result of the Company's evaluation of impaired loans and leases, an allowance for loan and lease losses of approximately $2,549,000 and $775,000 was established for $7,576,936 and $1,490,677 of impaired loans and leases at March 31, 2007 and December 31, 2006, respectively. No specific allowance was required for the remaining balance of impaired loans and leases at March 31, 2007. Interest income of $16,198 and $131,924 was recognized on impaired loans and leases for the three months ended March 31, 2007 and 2006, respectively.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Balance, January 1	$16,411,925	$15,716,960
Provision charged to income	1,574,000	591,666
Charge-offs	(2,043,924)	(276,799)
Recoveries	96,243	151,053
Balance, March 31	$16,038,244	$16,182,880

6. LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the "Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.1 million (including $2.0 million in penalties and interest through December 2006), and interest continues to accrue for those years. After deducting the estimated Federal tax benefit of $1.7 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.4 million as of December 31, 2006. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $8.7 million (including interest and penalties of $2.2 million). After deducting the estimated Federal tax benefit of $3.0 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $5.7 million as of December 31, 2006. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

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

Following a lengthy fourth quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the significant time and cost to litigate, the Company established a reserve of $10 million (before federal tax benefit) for potential tax liability during the fourth quarter of 2006. This reserve was established considering the deficiency notice covering the 1999 -2001 period in the amount of $5.1 million (before federal tax benefit)and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 -2006, in the amount of $8.7 million (before federal tax benefit) although no formal assessment has been received by the Company thus far for those periods. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department prior to the ALJ hearing.

Beginning January 1, 2007, and until this matter is settled or resolved, the Company is no longer excluding earnings of the Delaware subsidiaries for purposes of its financial statement provision for New York State tax expense. The impact for the quarter ended March 31, 2007 was an increase in the provision for taxes of $123 thousand  (net of federal income tax benefit).  There was no impact on earnings per share.

On March 28, 2007, the Company remitted $5.3 million to the Tax Department representing an amount that would cease the accrual of 10% statutory interest as of March 31, 2007 on the amounts of franchise taxes in dispute. This payment is independent of the legal proceedings described above.  This remittance was paid from the Company’s reserve for potential tax liability and as a result, as of March 31, 2007, the Company’s reserve for potential tax liability was $4.7 million.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether additional tax will actually be assessed for years subsequent to calendar year 2001, or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the resulting impact on our results of operations, financial condition and liquidity could be material and adverse.

Island Mortgage Network-Related Litigation

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, on January 24, 2007, the Bank and HSA Residential Mortgage Services of Texas (“RMST”) agreed to settle all of the outstanding claims in connection with the litigation known as RMST in HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York) pursuant to the terms of a settlement agreement. As of that date, the entry of a formal judgment had been postponed, pending resolution of RMST’s claim for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the above $74.2 million). Under the settlement agreement, the Bank agreed to pay RMST $65 million, and this payment was made in full by the Bank on January 24, 2007. The amount of the settlement payment was less than the Company’s related litigation reserve of $77 million, resulting in a credit of $6.2 million in 2006 IMN-related legal expenses compared to IMN-related legal expenses of $82.8 million in 2005.

It remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

7. REGULATORY CAPITAL

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies. Under these restrictions, at March 31, 2007, no dividends could be declared by the Bank without prior approval of those regulatory agencies.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. We believe that both the Company and the Bank exceed applicable regulatory capital requirements and that the Bank meets the requisite capital ratios to be well-capitalized as of March 31, 2007 and December 31, 2006. There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$108,669	6.32%	$68,728	4.00%	N/A	N/A
The Bank	$115,458	6.72%	$68,689	4.00%	$85,862	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$108,669	9.42%	$46,144	4.00%	N/A	N/A
The Bank	$115,458	10.01%	$46,114	4.00%	$69,171	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$133,109	11.54%	$92,289	8.00%	N/A	N/A
The Bank	$129,889	11.27%	$92,228	8.00%	$115,285	10.00%
As of December 31, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$111,764	6.30%	$70,953	4.00%	N/A	N/A
The Bank	$118,625	6.69%	$70,904	4.00%	$88,629	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$111,764	9.48%	$47,166	4.00%	N/A	N/A
The Bank	$118,625	10.07%	$47,111	4.00%	$70,666	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$136,524	11.58%	$94,333	8.00%	N/A	N/A
The Bank	$133,368	11.32%	$94,221	8.00%	$117,777	10.00%

8. STOCK-BASED COMPENSATION

Incentive Stock Options

Under the terms of the Company's incentive stock option plans adopted in April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company's common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant. Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.

No incentive stock options were granted during the first quarter of 2007. At March 31, 2007, incentive stock options for the purchase of 1,020,048 shares were outstanding and exercisable. The total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $213,813 and $20,415, respectively. The total intrinsic value of exercisable shares at March 31, 2007, is $5,994,196. A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2007	1,039,715	$14.25
Granted	-	-
Exercised	(18,587)	$12.27
Cancelled or forfeited	(1,080)	$22.63
Outstanding -
March 31, 2007	1,020,048	$14.29

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of March 31, 2007:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.33	348,810	3.3 years	$9.87	348,810	$9.87
$10.34 - $13.61	367,372	4.5 years	$12.98	367,372	$12.98
$19.16 - $22.63	303,866	7.4 years	$20.94	303,866	$20.94
	1,020,048	5.0 years	$14.29	1,020,048	$14.29

Restricted Stock Awards

At the Company’s Annual Meeting of Stockholders held on April 25, 2006, shareholders of the Company approved the adoption of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan is an amendment and restatement of the 2002 Plan to expand the types of equity compensation awards that the Company can make to its employees. Under the 2006 Plan, the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

In September 2006, the Company awarded 23,928 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company. The restricted stock vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unearned compensation cost related to nonvested shares of restricted stock is $397,800 to be expensed over the vesting period. For the quarter ended March 31, 2007, $39,780 was recognized as compensation expense.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2007	23,928	$19.95
Granted	-	-
Vested	-	-
Cancelled or forfeited	(571)	19.95
Nonvested - March 31, 2007	23,357	$19.95

At March 31, 2007, 396,294 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation

In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President, Chief Executive Officer and Chief Operating Officer, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years. The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%; (2) expected volatility 34.7%; (3) risk-free interest rate 4.57%; and (4) expected life of options 7.3 years. At March 31, 2007, none of these options were exercised or exercisable.

The restricted stock totals 83,612 shares and was awarded at an average price of $17.94 to be vested in 20 equal quarterly installments over five years. A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2007	79,431	$17.94
Granted	-	-
Vested	(4,181)	17.94
Nonvested - March 31, 2007	75,250	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $2,194,500 to be expensed over the vesting period. For the quarter ended March 31, 2007, $119,700 was recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9. VOLUNTARY EXIT WINDOW PROGRAM

On March 27, 2007, the Board of Directors of the Company approved a Voluntary Exit Window Program for all employees of the registrant and its subsidiaries with twenty (20) years or more of continuous service, projected to December 31, 2007. Any eligible employee who chooses to participate in the Voluntary Exit Window Program by signing an election form, employment termination agreement and release, will receive a package of special termination benefits. This package includes a lump sum cash incentive payment of up to 105% of annual base salary, access to continued group health benefits for a limited period following termination, and outplacement counseling. The Board of Directors took this action to increase operating efficiency by reducing overhead costs as part of an ongoing program to improve profitability.

Twenty-two employees of the Company and its subsidiaries are eligible to participate in this program, including: Thomas F. Goldrick, Jr., Chairman of the Company and the Bank; Daniel T. Rowe, Vice Chairman and Chief Administrative Officer of the Company and Vice Chairman of the Bank; and Richard W. Merzbacher, Vice Chairman of the Company and Vice Chairman and Chief Administrative Officer of the Bank. Eligible employees must decide whether to participate no later than May 31, 2007. The costs of providing termination benefits will be accrued when employee elections are received. If all eligible employees elect to participate, the program's approximate one-time cost to the Company will be $3.25 million. The Company cannot project at this time the results of the program or quantify its effect on future operating expense. No costs were incurred during the first quarter of 2007 in connection with this program.

10. SUBSEQUENT EVENT
As disclosed in the Company’s Current Report on Form 8-K, filed on April 24, 2007 (incorporated by reference into this Report), effective as of April 24, 2007, Thomas F. Goldrick, Jr. resigned as Chief Executive Officer of the Company and the Bank. Mr. Goldrick will remain as the Chairman of the Boards of Directors of the Company and the Bank. Also, effective as of April 24, 2007, Thomas M. O’Brien, who was appointed as the President and Chief Operating Officer of the Company and the Bank on November 6, 2006, was appointed by the Board of Directors to serve as the Chief Executive Officer of the Company and the Bank.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan and lease or investment portfolios, demand for loan and lease products, demand for financial services in the Company’s primary trade area, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the company’s periodic reports filed with the Securities and Exchange Commission (“SEC”).

Executive Summary - State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed on June 24, 1986. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the "Bank"), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly-owned subsidiaries, State Bancorp Capital Trust I and II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio, SB Financial, SWLC, New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY. Of the Bank’s branch locations, eight are in Nassau County, five are in Suffolk County and three are in Queens County. The Bank offers a full range of banking services to individuals, corporations, municipalities and small to medium-sized businesses. Retail and commercial products include checking accounts, NOW accounts, money market accounts, passbook and statement savings accounts, certificates of deposit, individual retirement accounts, commercial loans, personal loans, residential loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products, mutual funds and a full range of wealth management and financial planning services.

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

As of March 31, 2007, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.4 billion and stockholders' equity of approximately $106 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.			Over/
(dollars in thousands, except per share data)			(under	)
As of or for the three months ended March 31,	2007	2006	2006
Revenue (1)	$15,946	$16,496	(3.3)%
Operating expenses	$11,815	$11,874	(0.5)%
Provision for loan and lease losses	$1,574	$592	165.9%
Net income	$1,747	$2,766	(36.8)%
Net income per share - diluted	$0.13	$0.24	(45.8)%
Return on average total stockholders' equity	6.66%	19.13%	(1,247	)bp
Tier I leverage ratio	6.32%	4.37%	195	bp
Tier I risk-weighted capital ratio	9.42%	6.27%	315	bp
Total risk-weighted capital ratio	11.54%	7.52%	402	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.

Continued consolidation in the Company’s trade area coupled with liquidity in the capital markets is resulting in deposit and loan pricing pressures that are not expected to abate during the current year. The Company’s core niche of small business, middle market commercial and industrial and municipal customers is under pressure from an ever expanding array of competitors entering the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation. The Company expects to continue to expand its staff of professional bankers in several areas to achieve the foregoing objectives. Industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented commercial bankers to its staff to support future growth and market penetration. With many of the issues that had consumed much of management and the Board’s time now behind us, the Company is poised to get back to the basics of commercial banking: loan growth, deposit generation, increased market share, improved operational efficiency and enhanced brand building.

The Company recorded net income of $1.7 million for the first quarter of 2007 versus $2.8 million for the first quarter of 2006. The decrease in net income during 2007 reflects the reduction in net interest income coupled with an increase in the provision for loan and lease losses. Basic earnings per common share of $0.13 were recorded for the first quarter of 2007 versus $0.25 for the first quarter of 2006. Diluted earnings per common share of $0.13 and $0.24 were recorded in the first quarter of 2007 and 2006, respectively.  The decrease in net interest income resulted from a decline in the Company’s 2007 net interest margin resulting from the combination of an inverted yield curve, the cost of funding the $65 million IMN settlement and an increase in the Company’s cost of funds related to a 2006 retail CD program. The addition of one long-term commercial loan relationship to non-accrual status at the close of the first quarter of 2007, and higher overall net charge-offs primarily due to this credit, resulted in the increased loan and lease loss provision in the first quarter of 2007 as compared to the first quarter of 2006.

Revenue of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the three months ended March 31,	2007	2006	2006
Net interest income	$14,589	$15,020	(2.9)%
Service charges on deposit accounts	590	626	(5.8)%
Net security losses	(19)	(35)	(45.7)%
Income from bank owned life insurance	278	232	19.8%
Other operating income	508	653	(22.2)%
Total revenue	$15,946	$16,496	(3.3)%

As a result of the decline in the Company’s net income in the first quarter of 2007 versus the first quarter of 2006, returns on average equity and average assets declined to 6.66% and 0.41% in the first quarter of 2007 from 19.13% and 0.69% in the first quarter of 2006.  Due to the combined effect of an inverted interest rate yield curve, funding the IMN settlement and an increase in the cost of time deposits, the Company’s net interest margin (tax-equivalent basis) narrowed by 38 basis points to 3.68% for the first quarter of 2007 from 4.06% for the first quarter of 2006.

The Company’s primary market area of Nassau, Suffolk and Queens Counties, provides tremendous opportunity for deposit growth and commercial and industrial lending. The recent softening of the real estate market does not appear to have impacted the local economy to any significant degree; however, management and staff at the Company attempt to monitor this market closely. Loan demand remains stable, and the Company is poised to expand our loan portfolio. Management of the Company is aware, however, that economic conditions are inextricably linked to both the outlook for interest rates and consumer and business confidence. These issues, coupled with an uncertain long-term outlook for local real estate values, may negatively impact near-term economic growth in the Company’s trade area.

Recognizing the economic uncertainty previously noted, we expect to achieve loan growth of approximately 8% to 10% in the Company’s core competencies of commercial and industrial credits, commercial mortgages and equipment leasing during 2007. We expect that spreads will continue to tighten due to competitive pressures and the effects of an inverted interest rate yield curve, resulting in a narrowing of our interest rate margin on most loan and lease offerings. Funding costs are expected to rise during 2007 as competitive pressures are expected to push up deposit rates and the continued disintermediation of low cost core deposit balances into CD products remains a factor. Management expects that, absent a change in the shape of the yield curve, the Company’s net interest margin may continue to decline modestly during the remainder of 2007 from current levels.

Excluding the loan and lease portfolio, asset growth this year may also come from the fixed income investment portfolio, primarily in the U.S. Government Agency sector. The Company’s branch network is expected to provide funding to support anticipated asset growth. The Company will continue to pursue product delivery and back office expense reductions and operating efficiencies along with revenue-generating sales initiatives to improve net income. Some of these initiatives may result in the recording of initial implementation costs to allow the realization of longer term financial benefits.

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

Allowance for Loan and Lease Losses - In management's opinion, one of the most critical accounting policies impacting the Company's financial statements is the evaluation of the allowance for loan and lease losses. Management carefully monitors the credit quality of the loan and lease portfolio and, on a quarterly basis, charges off the amounts of those loans and leases deemed uncollectible. Management evaluates the fair value of collateral supporting the impaired loans and leases using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

LOAN AND LEASE PORTFOLIO AND THE ALLOWANCE
FOR LOAN AND LEASE LOSSES

	Loans and leases (net of
	unearned income)		Allowance as a % of
For the period ended	(in thousands	)	total loans and leases
12/31/03	$711,216		1.51%
12/31/04	$778,191		1.54%
12/31/05	$892,022		1.76%
12/31/06	$983,725		1.67%
3/31/07	$989,789		1.62%

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan and lease portfolio will increase. The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in this evaluation include, but are not limited to, estimated losses from loan and lease and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb loan and lease charge-offs. Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio. Despite such a review, the level of the allowance for loan and lease losses remains an estimate and cannot be precisely determined. Thus, an increase in the size of the loan and lease portfolio or in any of its components could necessitate an increase in the allowance even though credit quality and problem loan and lease totals may be improving.

Accounting for Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109 and FIN 48, which require the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities and the judgments and estimates required for the evaluation are periodically updated based upon changes in business factors and the tax laws.

The Company has received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. Following a lengthy fourth quarter 2006 internal management review of the issues cited in the deficiency notice, including an assessment of the risk of an adverse outcome and a projection of the time and cost to litigate, the Company established a reserve of $10 million for this potential tax liability in the fourth quarter of 2006. This reserve reflects the deficiency notice covering the 1999 - 2001 period and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006, although no formal assessment has been received by the Company thus far for that period. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department. Management believes that the amount recognized in the 2006 financial statements represents the Company’s best estimate of the potential liability related to this matter based upon the information available to the Company.

Beginning January 1, 2007, and until this matter is settled or resolved, the Company is no longer excluding earnings of the Delaware subsidiaries for purposes of its financial statement provision for New York State tax expense. The impact for the quarter ended March 31, 2007 was an increase in the provision for taxes of $123 thousand  (net of federal income tax benefit).  There was no impact on earnings per share.

On March 28, 2007, the Company remitted $5.3 million to the Tax Department representing an amount that would cease the accrual of 10% statutory interest as of March 31, 2007 on the amounts of franchise taxes in dispute. This payment is independent of the legal proceedings described above.  This remittance was paid from the Company’s reserve for potential tax liability and as a result, as of March 31, 2007, the Company’s reserve for potential tax liability was $4.7 million.

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

Other-Than-Temporary Impairment of Investment Securities - If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at March 31, 2007. When compared to December 31, 2006, total assets decreased by $161 million or 9%. This was primarily attributable to declines in overnight securities purchased under agreements to resell, federal funds sold, and cash and due from banks of $131 million, $29 million and $13 million, respectively, resulting largely from the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs. The loan and lease portfolio grew by $6 million since year-end 2006, as did total investment securities by $8 million. The growth in the loan and lease portfolio resulted primarily from an increase in commercial mortgages, while the growth in investment securities primarily reflects an increase in U.S. Government agency securities.

At March 31, 2007, total deposits were $1.4 billion, a decrease of $147 million or 9% when compared to December 31, 2006. This was largely attributable to decreases in time deposits of $100,000 or more and other time deposits of $24 million and $58 million, respectively. In addition, NOW accounts also declined $58 million. The decline in deposits, as mentioned previously, reflects the withdrawals of municipal deposits and maturing promotional CD balances. Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 62% of total deposits at March 31, 2007 compared to 60% at year-end 2006. Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost borrowings. Short-term borrowed funds, primarily federal funds purchased and Federal Home Loan Bank of New York (“FHLB”) advances, totaled $39 million at March 31, 2007, compared to no such borrowings at year-end 2006.

Capital Resources - The strength of the Company’s capital position has provided the platform for its historically successful financial performance, efficient utilization of resources and its capacity to expand its assets and increase earnings. The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level, the Company also considers the capital levels of its peers and the evaluations of its primary regulators.

Total stockholders’ equity amounted to $106 million at March 31, 2007, representing increases of $2 million and $47 million , respectively, from December 31 and March 31, 2006. The increase from the year ago period largely reflects the private placement offering in December 2006. The net proceeds of the offering, after deducting commissions and expenses, were approximately $36.5 million. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. The Company has no current plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

At March 31, 2007, the Bank’s Tier I leverage ratio was 6.72% while its risk-weighted capital ratios were 10.01% for Tier I capital and 11.27% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

Table 2-1 summarizes the Company’s capital ratios as of March 31, 2007 and compares them to current minimum regulatory guidelines and December 31 and March 31, 2006 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
March 31, 2007	6.32%	9.42%	11.54%
December 31, 2006	6.30%	9.48%	11.58%
March 31, 2006	4.37%	6.27%	7.52%

The Company’s primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (“DRP”). Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. Currently, based on a New York State dividend restriction law, the Bank is prohibited from declaring dividends without advance regulatory approval. The Bank presently intends to make application for permission to declare dividends when deemed appropriate, and among the factors to be considered are the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements. The Company cannot make any assurances that the Bank will, or will be able to, declare dividends at any specific time in the future.

During the first quarter of 2007, the Bank applied to the New York State Banking Department (the “Banking Department”) for approval to declare a dividend to the Company. Permission was subsequently granted and the Bank paid a $2.0 million dividend to the Company. This dividend from the Bank to the Company enabled the Company to declare a $0.15 per share cash dividend on its common stock during the first quarter of 2007, paid on April 9, 2007 to holders of record at March 23, 2007.

The Company did not repurchase any shares of common stock during the first quarter of 2007 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Company does not presently expect to repurchase stock during 2007.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which currently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The weighted average rate on all trust preferred securities outstanding was 8.51% and 7.72% during the first quarter of 2007 and 2006, respectively.

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

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. Such liquid assets declined to $524 million at March 31, 2007 from $671 million at December 31, 2006, as high-yielding CDs matured and seasonal deposits were withdrawn by municipal entities. Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Funds Management Committee and the Asset/Liability Management Committee (the “ALCO”) are jointly responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs. This Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2007, access to approximately $134 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At March 31, 2007, approximately $82 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At March 31, 2007 approximately $39 million was outstanding under such lines of credit with FHLB and correspondent banks. In addition, also available was a $10 million secured revolving line of credit with a correspondent bank which matures on January 31, 2008, of which no amount was outstanding at March 31, 2007.   Pursuant to authorization limits set by the Board, management may also access the brokered deposit market for funding.  As of March 31, 2007, no brokered deposits were outstanding. Management believes that funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2007 and 2006, commitments to originate loans and commitments under unused lines of credit amounted to approximately $335 million and $307 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At both March 31, 2007 and 2006, letters of credit outstanding were approximately $17 million.  At both March 31, 2007 and 2006, the uncollateralized portion was approximately $3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At March 31, 2007, the total gross notional amount of swap transactions outstanding was $41 million as compared to $27 million at March 31, 2006.

Also outstanding were various leases covering certain equipment, branches, office space and land. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: for the remainder of 2007, $2.2 million; in 2008, $2.8 million; in 2009, $2.6 million; in 2010, $2.2 million; in 2011, $1.7 million; and the remainder to 2015, $900 thousand.

Contractual Obligations - Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of March 31, 2007.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Leases covering various equipment, branches, office space and land	$12,350	$2,962	$5,284	$3,715	$389
Time deposits	545,289	490,363	31,329	23,297	300
Overnight sweep accounts payable, net	7,786	7,786	-	-	-
Federal funds purchased	3,200	3,200	-	-	-
FHLB overnight borrowings	36,000	36,000	-	-	-
Obligations under equipment lease financing	50	28	22	-	-
Subordinated notes	10,000	-	-	-	10,000
Junior subordinated debentures	20,620	-	-	-	20,620
	$635,295	$540,339	$36,635	$27,012	$31,309

Material Changes in Results of Operations for the Three Months Ended March 31, 2007 versus 2006 - Net income for the three months ended March 31, 2007 was $1.7 million, a decrease of $1.0 million or 36.8%, when compared to the same 2006 period, principally as a result of a reduction in net interest income coupled with an increase in the provision for loan and lease losses.

As shown in Table 2-2 following this discussion, net interest income decreased by 2.9% to $14.6 million as the result of a 38 basis point decline in the Company’s net interest margin to 3.68% in 2007.  The decline in the Company’s net interest margin was due primarily to the inverted interest rate yield curve prevailing in 2007, the cost of funding the $65 million IMN judgment and an increase in the cost of time deposits as a result of several deposit promotions undertaken in 2006. Partially offsetting the narrower margin was a 7% increase in average interest-earning assets, primarily loans and leases. Growth in commercial loans, commercial mortgages, installment loans and leases resulted in a 10% increase in average loans and leases outstanding to $995 million during the first quarter of 2007 versus 2006. The average investment portfolio contracted by 3% to $522 million during the first quarter of 2007 versus 2006, principally due to declines in municipal and government agency securities. Funding the increase in interest-earning assets was a 9% increase in average total deposits. Driving the growth in average deposits were increases in retail and jumbo CDs of $190 million and $9 million, respectively. Average core deposit balances, consisting of demand, savings, money fund and NOW deposits, declined by $76 million in the first quarter of 2007 to $940 million as compared to the first quarter of 2006. Core deposits provided funding at an average cost of 2.05% for the first quarter of 2007, which enabled the Company to reduce its dependence on higher-cost borrowed funds.

The Company’s fully taxable equivalent (“FTE”) net interest margin narrowed to 3.68% during the first quarter of 2007 from 4.06% a year ago. This decline resulted from an 86 basis point increase in the Company’s cost of funds, principally due to competitive deposit pricing pressure coupled with a shift in the funding mix from core deposits to CDs. This higher cost of funds was offset somewhat by a 48 basis point increase in the Company’s earning asset yield to a weighted average rate of 6.97%. The higher asset yield resulted from the impact of higher rates and growth in loans and leases during the past year.

The provision for loan and lease losses increased by $982 thousand to $1.6 million during the first quarter of 2007 versus 2006 as a result of higher net charge-offs and an increase in non-performing assets in 2007, primarily related to one commercial loan relationship with an outstanding balance of $7 million that was added to non-accrual status at the close of the quarter ended March 31, 2007. See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Non-interest income decreased by 8.1% to $1.4 million during the first quarter of 2007 versus 2006 principally as the result of declines in other operating income and service charges on deposit accounts. Other operating income declined by 22.2% during the first quarter of 2007 versus 2006 as the result of reductions in fee income in several categories, most notably financial products fees due to fewer customer interest rate swap transactions, mortgage loan sale fees due to fewer originations of residential mortgages, and foreign exchange fees due to the loss of a high-volume customer. Service charges on deposit accounts fell by 5.8% primarily due to a reduction in overdraft fee income in the first quarter of 2007 versus 2006.

Total operating expenses decreased by 0.5% to $11.8 million during the first quarter of 2007 when compared to the first quarter of 2006. The principal reason for this decline was a $2.0 million reduction in legal expenses related to the IMN litigation. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, on January 24, 2007, the Company signed a final settlement agreement with HSA Residential Mortgage Services of Texas in connection with the previously reported warehouse lender litigation related to IMN. The financial impact of the settlement was recorded by the Company during the fourth quarter of 2006. No IMN-related legal expenses were recorded in the first quarter of 2007. Expenses associated with the January 2006 IMN trial are included in the results for the first quarter of 2006 and account for the decrease in legal expenses in the first quarter of 2007 versus 2006.

Salaries and other employee benefits expenses increased during the first quarter of 2007 by 22.1% versus the comparable 2006 period. This increase resulted primarily from growth in staff, normal salary adjustments and a higher level of incentive compensation expense in 2007, primarily the result of a significant accrued expense reversal in last year’s first quarter related to 2005 executive officer bonuses when the Board determined in March 2006 that no such bonuses would be paid. The higher level of incentive compensation led to increased 401(k) and ESOP contributions in the first quarter of 2007 as such contributions are based upon an employee’s total compensation. Costs related to equity compensation were recorded in the first quarter of 2007. No such costs were recorded in the first quarter of 2006.

Occupancy expenses increased by 6.2% due to higher rental, utility and building depreciation costs. Marketing and advertising expenses increased by 33.2% as the result of a new television advertising campaign for corporate branding purposes. Other operating expenses increased by 29.1% to $1.6 million during the first quarter of 2007 as compared to the first quarter of 2006 primarily as the result of increases in consulting fees, director-related expenses and telecommunications expenses coupled with a tax refund recorded in 2006 resulting from a successful certiorari proceeding related to a foreclosed property formerly owned by the Company.

Operating expenses of State Bancorp, Inc.			Over/
(dollars in thousands)			(under )
For the three months ended March 31,	2007	2006	2006
Salaries and other employee benefits	$7,506	$6,149	22.1%
Occupancy	1,318	1,241	6.2%
Equipment	313	308	1.6%
Legal	148	2,189	(93.2)%
Marketing and advertising	449	337	33.2%
Credit and collection	211	150	40.7%
Audit and assessment	291	277	5.1%
Other operating expenses	1,579	1,223	29.1%
Total operating expenses	$11,815	$11,874	(0.5)%

Despite the decline in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) increased to 73.0% in the first quarter of 2007 versus 70.9% in the first quarter of 2006 primarily due to lower levels of net interest income and non-interest income in 2007. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, improved during the first quarter of 2007 to 2.76% from a level of 2.98% in 2006, reflecting an increase in average total assets in the current year.

Income tax expense decreased by $454 thousand in the first quarter of 2007 as compared to 2006. The Company’s effective tax rate was 31.7% in 2007 and 31.4% in 2006.

Asset Quality - Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $9 million at March 31, 2007, $2 million at December 31, 2006 and $5 million at March 31, 2006. The increase in non-accrual loans and leases at March 31, 2007 resulted from the addition of one commercial loan relationship with an outstanding balance of $7 million to non-accrual status during the first quarter of 2007. This long-term relationship had been on the Bank’s internal watch list for deteriorating credit conditions. The company abruptly ceased operations at quarter-end and the Bank is now in the process of liquidating its collateral positions. At March 31, 2007, December 31, 2006 and March 31, 2006, the Company held no OREO and there were no restructured accruing loans and leases. Loans and leases 90 days or more past due and still accruing interest totaled $8 thousand at March 31, 2007, $13 thousand at December 31, 2006 and $104 thousand at March 31, 2006.

The allowance for loan and lease losses amounted to $16 million or 1.6% of total loans and leases at March 31, 2007 versus $16 million and 1.8%, respectively, at the comparable 2006 date. The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 179% at March 31, 2007 from 754% at December 31, 2006 and 355% one year ago. Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Bank’s management has adopted a more aggressive workout and disposition posture for watch list relationships. Loans which are criticized or classified by bank regulators or loan review auditors will be added to the watch list. Additionally, loans to other borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will also be added to the watch list.  As of March 31, 2007, the Bank had 34 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $51.4 million, compared to 38 relationships, including non-accrual loans and leases, with an aggregate value of $51.6 million at December 31, 2006.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  Management also believes that the growth in the secondary market for distressed debt will provide it with opportunities to exit such relationships sooner and with less risk of extended workout procedures and the attendant costs.  Management is also retaining a workout specialist who will be responsible for managing this process and exiting such relationships in an expedited and cost effective manner.  Line officers will no longer maintain control over such relationships.

[THE FOLLOWING DATA WAS REPRESENTED AS A CHART IN THE PRINTED MATERIAL.]

TOTAL NON-PERFORMING ASSETS AND THE ALLOWANCE
FOR LOAN AND LEASE LOSSES

	Total non-performing		Allowance as a
	assets		% of total
For the period ended	(in thousands	)	non-performing assets
12/31/03	$11,316		94.84%
12/31/04	$7,924		151.69%
12/31/05	$3,069		512.12%
12/31/06	$2,177		753.88%
3/31/07	$8,965		178.90%

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The increase in the provision for loan and lease losses during the first quarter of 2007 versus 2006 was a result of higher net charge-offs and an increase in non-performing assets in 2007. The Company recorded net loan and lease charge-offs of $1.9 million and $126 thousand for the first quarter of 2007 and 2006, respectively. The increase in charge-offs during the first quarter of 2007 versus 2006 was primarily due to a $1.5 million charge-off related to the aforementioned long-term commercial loan relationship.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. It will continue to be closely reviewed during the remainder of 2007. Due to the uncertainties cited above, management anticipates the possibility of incurring loan charge-offs during the remainder of the year. A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2
NET INTEREST INCOME ANALYSIS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(DOLLARS IN THOUSANDS)

	2007			2006
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$521,502	$6,118	4.76%	$540,052	$5,586	4.19%
Federal Home Loan Bank and other restricted stock	1,974	26	5.34	2,865	36	5.10
Federal funds sold	24,737	317	5.20	433	5	4.68
Securities purchased under agreements to
resell	72,200	944	5.30	63,328	671	4.30
Interest-bearing deposits	1,431	17	4.82	1,032	12	4.72
Loans and leases (3)	994,709	20,372	8.31	902,936	17,874	8.03
Total interest-earning assets	1,616,553	$27,794	6.97%	1,510,646	$24,184	6.49%
Non-interest-earning assets	116,594			106,276
Total Assets	$1,733,147			$1,616,922

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$624,521	$4,753	3.09%	$690,743	$4,154	2.44%
Time deposits	610,454	7,574	5.03	411,275	4,111	4.05
Total savings and time deposits	1,234,975	12,327	4.05	1,102,018	8,265	3.04
Federal funds purchased	1,378	19	5.59	7,200	83	4.68
Other borrowed funds	5,966	87	5.91	26,355	300	4.62
Subordinated notes	10,000	231	9.37	-	-	-
Junior subordinated debentures	20,620	455	8.95	20,620	415	8.16
Total interest-bearing liabilities	1,272,939	$13,119	4.18%	1,156,193	$9,063	3.18%
Demand deposits	314,982			325,056
Other liabilities	38,868			77,027
Total Liabilities	1,626,789			1,558,276
Stockholders' Equity	106,358			58,646
Total Liabilities and Stockholders' Equity	$1,733,147			$1,616,922
Net interest income/margin (FTE)		$14,675	3.68%		$15,121	4.06%
Less tax-equivalent basis adjustment		(86)			(101)
Net interest income		$14,589			$15,020

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $56 and $64 in 2007 and 2006, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $30 and $37 in 2007 and 2006, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
MARCH 31, 2007 VERSUS DECEMBER 31, 2006 AND MARCH 31, 2006
(DOLLARS IN THOUSANDS)

NON-PERFORMING ASSETS BY TYPE:
	PERIOD ENDED:
	3/31/2007	12/31/2006	3/31/2006
Non-accrual Loans and Leases	$8,965	$2,177	$4,559
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$8,965	$2,177	$4,559

Loans and Leases 90 Days or More Past Due and Still Accruing	$8	$13	$104
Gross Loans and Leases Outstanding	$989,789	$983,725	$916,932

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	QUARTER ENDED:
	3/31/2007	12/31/2006	3/31/2006
Beginning Balance	$16,412	$16,917	$15,717
Provision	1,574	295	592
Net Charge-Offs	(1,948)	(800)	(126)
Ending Balance	$16,038	$16,412	$16,183

KEY RATIOS:
	PERIOD ENDED:
	3/31/2007	12/31/2006	3/31/2006
Allowance as a % of Total Loans and Leases	1.6%	1.7%	1.8%

Non-accrual Loans and Leases as a % of Total Loans and Leases	0.9%	0.2%	0.5%

Non-performing Assets (1) as a % of Total Loans and Leases and OREO	0.9%	0.2%	0.5%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	178.9%	753.9%	355.0%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	178.7%	749.4%	347.1%

(1) Excludes loans and leases 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in the Company’s Form 10-K. There has been no material change in the Company’s market risk or interest rate risk at March 31, 2007 compared to December 31, 2006.

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

Interest Rate Risk - Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates. Reviewing repricing characteristics of interest-earning assets and interest-bearing liabilities identifies risk. The Company’s Funds Management Committee sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

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

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to +/- 200 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

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

ITEM 4. - CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the SEC. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the "Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.1 million (including $2.0 million in penalties and interest through December 2006), and interest continues to accrue for those years. After deducting the estimated Federal tax benefit of $1.7 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.4 million as of December 31, 2006. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $8.7 million (including interest and penalties of $2.2 million). After deducting the estimated Federal tax benefit of $3.0 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $5.7 million as of December 31, 2006. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

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

Following a lengthy fourth quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the significant time and cost to litigate, the Company established a reserve of $10 million (before federal tax benefit) for potential tax liability during the fourth quarter of 2006. This reserve was established considering the deficiency notice covering the 1999 -2001 period in the amount of $5.1 million (before federal tax benefit)and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 -2006, in the amount of $8.7 million (before federal tax benefit) although no formal assessment has been received by the Company thus far for those periods. The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it, including the option of resolving this matter with the Tax Department prior to the ALJ hearing.

Beginning January 1, 2007, and until this matter is settled or resolved, the Company is no longer excluding earnings of the Delaware subsidiaries for purposes of its financial statement provision for New York State tax expense. The impact for the quarter ended March 31, 2007 was an increase in the provision for taxes of $123 thousand  (net of federal income tax benefit).  There was no impact on earnings per share.

On March 28, 2007, the Company remitted $5.3 million to the Tax Department representing an amount that would cease the accrual of 10% statutory interest as of March 31, 2007 on the amounts of franchise taxes in dispute. This payment is independent of the legal proceedings described above.  This remittance was paid from the Company’s reserve for potential tax liability and as a result, as of March 31, 2007, the Company’s reserve for potential tax liability was $4.7 million.

No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether additional tax will actually be assessed for years subsequent to calendar year 2001, or whether we will receive any future benefit from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the resulting impact on our results of operations, financial condition and liquidity could be material and adverse.

Island Mortgage Network-Related Litigation

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, on January 24, 2007, the Bank and HSA Residential Mortgage Services of Texas (“RMST”) agreed to settle all of the outstanding claims in connection with the litigation known as RMST in HSA Residential Mortgage Services of Texas v. State Bank of Long Island, CV-05-3185-JS-WDW, District Court for the Eastern District of New York (formerly captioned Household Commercial Financial Services, Inc., et al. v. Action Abstract, Inc., et al., Adv. Proc. No. 02-8167, Bankruptcy Court for the Eastern District of New York) pursuant to the terms of a settlement agreement. As of that date, the entry of a formal judgment had been postponed, pending resolution of RMST’s claim for damages of approximately $5 million in legal fees for other IMN-related litigations (included in the above $74.2 million). Under the settlement agreement, the Bank agreed to pay RMST $65 million, and this payment was made in full by the Bank on January 24, 2007. The amount of the settlement payment was less than the Company’s related litigation reserve of $77 million, resulting in a credit of $6.2 million in 2006 IMN-related legal expenses compared to IMN-related legal expenses of $82.8 million in 2005.

It remains possible that other parties may attempt to pursue additional claims against the Bank related to the Bank’s dealings with IMN, although the Bank, in addition to any other defenses, will assert a statute of limitations defense against any such additional claims.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. - RISK FACTORS

There have been no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Board authorized a stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock. The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions. The program may be discontinued at any time. The Company did not repurchase any of its common stock during the first quarter of 2007. At March 31, 2007, 512,348 shares were still available for repurchase under the existing plan. The Company does not presently expect to repurchase stock in 2007.

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. Under these limitations, at March 31, 2007, no dividends could be declared without prior approval of the Banking Department. The Bank intends to seek the approval of the Banking Department to pay future cash dividends as deemed appropriate.

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

STATE BANCORP, INC.

5/10/07	/s/ Thomas M. O’Brien
Date	Thomas M. O’Brien,
President, Chief Executive Officer and
Chief Operating Officer

5/10/07	/s/ Brian K. Finneran
Date	Brian K. Finneran, Secretary/Treasurer
(Principal Financial Officer)