Form 10-Q
period 2007-06-30
STATE BANCORP INC
filed 2007-08-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2007

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

Yes   [   ]                                     No   [X]

As of July 27, 2007, there were 13,921,252 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2007

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$47,769,109	$46,210,873
Federal funds sold	-	29,000,000
Securities purchased under agreements to resell	5,000,000	131,000,000
Total cash and cash equivalents	52,769,109	206,210,873
Securities held to maturity (estimated fair value -
$6,361,036 in 2006)	-	6,372,080
Securities available for sale - at estimated fair value	517,168,268	511,408,685
Federal Home Loan Bank and other restricted stock	7,153,643	1,708,343
Loans and leases (net of allowance for loan and lease losses
of $16,436,057 in 2007 and $16,411,925 in 2006)	975,955,915	967,312,849
Bank premises and equipment - net	5,585,623	6,043,450
Bank owned life insurance	28,451,022	27,891,017
Net deferred income taxes	26,286,443	36,665,263
Receivable - securities sales	8,019,280	-
Other assets	27,954,318	25,109,916
TOTAL ASSETS	$1,649,343,621	$1,788,722,476
LIABILITIES:
Deposits:
Demand	$322,646,649	$316,618,448
Savings	613,914,390	621,969,615
Time	405,253,673	627,595,416
Total deposits	1,341,814,712	1,566,183,479
Federal funds purchased	22,500,000	-
Other borrowings	119,045,777	56,400
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Payable - securities purchases	8,024,754	-
Accrued legal expenses	912,503	66,050,208
Other accrued expenses and liabilities	18,772,147	21,671,879
Total liabilities	1,541,689,893	1,684,581,966
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 14,855,628 shares in 2007 and 14,604,203 shares in 2006;
outstanding 13,867,976 shares in 2007 and 13,616,551 shares in 2006	74,278,140	73,021,015
Surplus	85,115,203	83,767,505
Retained deficit	(31,532,267)	(32,158,439)
Treasury stock (987,652 shares in 2007 and 2006)	(16,646,426)	(16,646,426)
Accumulated other comprehensive loss
(net of taxes of ($2,344,939) in 2007 and ($2,118,436) in 2006)	(3,560,922)	(3,843,145)
Total stockholders' equity	107,653,728	104,140,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,649,343,621	$1,788,722,476
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months		Six Months
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans and leases	$20,796,748	$19,263,087	$41,138,404	$37,099,801
Federal funds sold and securities purchased under agreements to resell	807,068	1,279,734	2,067,709	1,955,269
Securities held to maturity - taxable	10,614	99,645	80,541	225,313
Securities available for sale - taxable	6,019,071	6,366,118	11,867,008	11,602,030
Securities available for sale - tax-exempt	130,977	138,909	263,152	291,942
Securities available for sale - dividends	29,750	19,125	59,500	38,250
Dividends on Federal Home Loan Bank and other restricted stock	70,042	31,683	96,654	68,264
Total interest income	27,864,270	27,198,301	55,572,968	51,280,869
INTEREST EXPENSE:
Deposits	10,448,516	10,429,844	22,775,299	18,694,684
Temporary borrowings	1,683,319	65,907	1,789,810	448,492
Subordinated notes	228,894	55,982	460,079	55,982
Junior subordinated debentures	459,382	442,000	914,373	857,220
Total interest expense	12,820,111	10,993,733	25,939,561	20,056,378
Net interest income	15,044,159	16,204,568	29,633,407	31,224,491
Provision for loan and lease losses	627,000	814,998	2,201,000	1,406,664
Net interest income after provision for loan and lease losses	14,417,159	15,389,570	27,432,407	29,817,827
NON-INTEREST INCOME:
Service charges on deposit accounts	548,284	628,055	1,138,605	1,254,475
Net security losses	(15,048)	(24,298)	(34,449)	(59,293)
Income from bank owned life insurance	281,869	250,510	560,005	482,625
Other operating income	615,645	578,235	1,123,073	1,230,762
Total non-interest income	1,430,750	1,432,502	2,787,234	2,908,569
Income before operating expenses	15,847,909	16,822,072	30,219,641	32,726,396
OPERATING EXPENSES:
Salaries and other employee benefits	10,081,193	7,040,637	17,587,332	13,189,968
Occupancy	1,324,027	1,219,423	2,641,519	2,460,749
Equipment	339,877	299,741	652,955	607,128
Legal	333,361	1,668,942	480,791	3,858,091
Marketing and advertising	469,146	357,321	917,897	694,586
Credit and collection	293,580	223,327	504,960	373,546
Audit and assessment	285,455	282,049	576,842	558,513
Other operating expenses	1,439,529	1,384,720	3,018,670	2,607,591
Total operating expenses	14,566,168	12,476,160	26,380,966	24,350,172
INCOME BEFORE INCOME TAXES	1,281,741	4,345,912	3,838,675	8,376,224
PROVISION FOR INCOME TAXES	351,928	1,382,780	1,162,162	2,646,745
NET INCOME	929,813	2,963,132	2,676,513	5,729,479
OTHER COMPREHENSIVE (LOSS) INCOME, NET	(1,019,546)	(1,349,590)	282,223	(2,461,268)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(89,733)	$1,613,542	$2,958,736	$3,268,211
BASIC EARNINGS PER COMMON SHARE	$0.07	$0.27	$0.20	$0.52
DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.27	$0.19	$0.51
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	13,693,084	11,126,883	13,620,968	11,104,768
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	13,866,459	11,326,610	13,911,346	11,313,061

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2007 and 2006
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,676,513	$5,729,479
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	2,201,000	1,406,664
Depreciation and amortization of bank premises and equipment	612,439	538,576
Amortization of intangibles	18,068	18,068
Amortization of net premium on securities	736,624	310,357
Deferred income tax expense (benefit)	10,605,323	(1,326,977)
Net security losses	34,449	59,293
Income from bank owned life insurance	(560,005)	(482,625)
Stock-based compensation expense	316,432	-
Increase in other assets	(2,682,470)	(2,973,736)
Decrease in accrued legal expenses	(65,137,705)	(799,594)
Decrease in other accrued expenses, taxes and other liabilities	(2,899,733)	(1,726,797)
Net cash (used in) provided by operating activities	(54,079,065)	752,708
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	6,375,996	15,000,000
Proceeds from sales of securities available for sale	71,640,551	72,594,617
Proceeds from maturities of securities available for sale	129,753,030	54,968,498
Purchases of securities held to maturity	-	(6,355,173)
Purchases of securities available for sale	(208,046,959)	(134,622,535)
(Increase) decrease in Federal Home Loan Bank and other restricted stock	(5,445,300)	808,400
Increase in loans and leases - net	(10,844,066)	(53,021,737)
Purchases of bank premises and equipment - net	(154,611)	(693,014)
Net cash used in investing activities	(16,721,359)	(51,320,944)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(2,027,024)	(45,856,286)
(Decrease) increase in time deposits	(222,341,743)	62,012,579
Increase in federal funds purchased	22,500,000	-
Increase (decrease) in other borrowings	118,989,377	(8,533,275)
Proceeds from issuance of subordinated notes	-	10,000,000
Cash dividends paid	(2,050,341)	(3,325,846)
Private placement expenses	(249,917)	-
Proceeds from shares issued under dividend reinvestment plan	1,502,091	1,657,722
Proceeds from shares issued under the directors' stock plan	-	43,531
Proceeds from shares issued pursuant to compensation awards	1,036,217	75,096
Net cash (used in) provided by financing activities	(82,641,340)	16,073,521
NET DECREASE IN CASH AND CASH EQUIVALENTS	(153,441,764)	(34,494,715)
CASH AND CASH EQUIVALENTS - JANUARY 1	206,210,873	89,152,118
CASH AND CASH EQUIVALENTS - JUNE 30	$52,769,109	$54,657,403
SUPPLEMENTAL DATA:
Interest paid	$26,282,595	$19,799,201
Income taxes paid	$13,129	$4,285,093
Adjustment to unrealized net gain or loss on securities available for sale	$(124,280)	$(3,979,598)
Dividends declared but not paid as of quarter-end	-	-
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Six Months Ended June 30, 2007 and 2006

					Accumulated Other	Total
	Common		Retained	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	Deficit	Stock	(Loss) Income	Equity	Income (Loss)
Balance, January 1, 2007	$73,021,015	$83,767,505	$(32,158,439)	$(16,646,426)	$(3,843,145)	$104,140,510
Comprehensive income:
Net income	-	-	2,676,513	-	-	2,676,513	$2,676,513
Other comprehensive income,
net of tax:
Unrealized holding gains
arising during the period (1)	-	-	-	-	-		153,377
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		20,774
Cash flow hedges (3)	-	-	-	-	-		108,072
Total other
comprehensive income	-	-	-	-	282,223	282,223	282,223
Total comprehensive income	-	-	-	-	-		$2,958,736
Cash dividend
($0.15 per share)	-	-	(2,050,341)	-	-	(2,050,341)
Shares issued under the
dividend reinvestment
plan (81,146 shares at
95% of market value)	405,730	1,096,361	-	-	-	1,502,091
Stock options exercised
(170,279 shares)	851,395	184,822	-	-	-	1,036,217
Stock-based compensation
expense	-	316,432	-	-	-	316,432
Private placement expenses	-	(249,917)	-	-	-	(249,917)
Balance, June 30, 2007	$74,278,140	$85,115,203	$(31,532,267)	$(16,646,426)	$(3,560,922)	$107,653,728
Balance, January 1, 2006	$60,097,130	$56,424,544	$(38,601,709)	$(16,646,426)	$(4,851,421)	$56,422,118
Comprehensive income:
Net income	-	-	5,729,479	-	-	5,729,479	$5,729,479
Other comprehensive loss,
net of tax:
Unrealized holding losses
arising during the period (1)	-	-	-	-	-		(2,604,545)
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		35,205
Cash flow hedges (3)	-	-	-	-	-		108,072
Total other
comprehensive loss	-	-	-	-	(2,461,268)	(2,461,268)	(2,461,268)
Total comprehensive income	-	-	-	-	-		$3,268,211
Cash dividend
($0.15 per share)	-	-	(1,669,595)	-	-	(1,669,595)
Shares issued under the
dividend reinvestment
plan (109,227 shares at
95% of market value)	546,135	1,111,587	-	-	-	1,657,722
Shares issued under the
directors' stock plan
(2,847 shares)	14,235	29,296	-	-	-	43,531
Stock options exercised
(6,150 shares)	30,750	44,346	-	-	-	75,096
Balance, June 30, 2006	$60,688,250	$57,609,773	$(34,541,825)	$(16,646,426)	$(7,312,689)	$59,797,083
(1) Net of taxes of ($312,106) and ($1,434,346) in 2007 and 2006, respectively.
(2) Net of taxes of $13,675 and $24,088 in 2007 and 2006, respectively.
(3) Net of taxes of $71,928 in 2007 and 2006.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”).  The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., Studebaker-Worthington Leasing Corp. (“SWLC”) and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC.  SB Portfolio and SB Financial are Delaware-based subsidiaries formed in June 1998.  SB Portfolio manages a portfolio of fixed income investments and SB Financial provides balance sheet management services with a focus on interest rate risk management.  SWLC is a leasing subsidiary.  State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

In addition to the foregoing, the Company has two other subsidiaries, State Bancorp Capital Trust I and II, neither of which are consolidated with the Company for reporting purposes in accordance with Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  State Bancorp Capital Trust I and II were formed in 2002 and 2003, respectively, for the purpose of issuing trust preferred securities, and using the proceeds to acquire junior subordinated debentures issued by the Company.  The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of State Bancorp Capital Trust I and II under the trust agreements relating to the respective trust preferred securities.  See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2006 Annual Report on Form 10-K.

In the opinion of the management of the Company, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, its condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, its condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s December 31, 2006 Form 10-K.

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

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the three and six months ended June 30, 2007 and 2006, income associated with these swaps was not material to the financial statements.  At June 30, 2007 and December 31, 2006, the total gross notional amount of swap transactions outstanding was $43,246,209 and $40,900,000, respectively.  The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk.  The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans.  The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets.  Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with SFAS No. 133.  The amount remaining to be amortized is $120,000.  The amount included in accumulated other comprehensive income (loss) is $72,048 and $180,120 as of June 30, 2007 and December 31, 2006, respectively.  For both six month periods ended June 30, 2007 and 2006, the Company recognized expenses associated with unwinding the swap agreements of $180,000.   For both three month periods ended June 30, 2007 and 2006, $90,000 in expenses was recognized.

Accounting for Bank Owned Life Insurance

The Bank is the beneficiary of this policy that insures the lives of certain senior officers of the Bank and its subsidiaries.  The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated balance sheets.  Changes in the cash surrender value are recorded in other income.

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

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company determined there was no need to make an adjustment to retained earnings due to adoption of this interpretation.  The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 pertaining to any tax positions taken prior to January 1, 2007.   Should the accrual of any interest or penalties pertaining to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.  No such accruals exist as of June 30, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and returns for those states in which leasing activities are conducted.  These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings.  If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply.  Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity (1) also adopts all of the requirements of SFAS No. 157, “Fair Value Measurements,” (2) has not yet issued financial statements for any interim period of the fiscal year of adoption, and (3) chooses early adoption within 120 days of the beginning of the fiscal year of adoption.  The Company did not early adopt SFAS No. 159 as of January 1, 2007 and, therefore, will adopt the standard as of January 1, 2008. The impact of adoption of SFAS No. 159 on the Company’s financial condition and results of operations is not presently determinable.

2.  STOCKHOLDERS’ EQUITY

The Company has 250,000 shares of preferred stock authorized.  No shares have been issued as of June 30, 2007.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first six months of 2007, the Company did not repurchase any of its common shares.

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

For the Six Months Ended June 30,	2007	2006
Net income	$2,676,513	$5,729,479
Average market price	$19.44	$15.88
Weighted average common shares outstanding	13,620,968	11,104,768
Dilutive effect of stock options and restricted stock grants	290,378	208,293
Adjusted common shares outstanding - diluted	13,911,346	11,313,061
Net income per share – basic	$0.20	$0.52
Net income per share – diluted	$0.19	$0.51
Antidilutive potential shares not included in the calculation	133,355	309,452

4.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

At the time of purchase of a security, the Bank designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.  Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any.  The Bank has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value.  Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.  Interest earned on investment securities is included in interest income.  Realized gains and losses on the sale of securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at June 30, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$13,975,933	$-	$(119,337)	$13,856,596
Government Agency securities	291,807,216	70,890	(1,343,509)	290,534,597
Corporate securities	15,131,726	-	(157,007)	14,974,719
Mortgage-backed securities and
collateralized mortgage obligations	202,039,254	74,174	(4,311,072)	197,802,356
Total securities available for sale	522,954,129	145,064	(5,930,925)	517,168,268
Total securities	$522,954,129	$145,064	$(5,930,925)	$517,168,268

December 31, 2006
Securities held to maturity:
Government Agency securities	$6,372,080	$-	$(11,044)	$6,361,036
Securities available for sale:
Obligations of states and political
subdivisions	14,327,627	194	(76,533)	14,251,288
Government Agency securities	294,793,218	201,199	(1,785,614)	293,208,803
Corporate securities	15,179,296	-	(152,776)	15,026,520
Mortgage-backed securities and
collateralized mortgage obligations	192,770,125	96,265	(3,944,316)	188,922,074
Total securities available for sale	517,070,266	297,658	(5,959,239)	511,408,685
Total securities	$523,442,346	$297,658	$(5,970,283)	$517,769,721

Information pertaining to securities with gross unrealized losses at June 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$(8,978)	$7,307,918	$(110,359)	$5,048,679	$(119,337)	$12,356,597
Government Agency securities	(446,663)	123,547,268	(896,846)	151,911,230	(1,343,509)	275,458,498
Corporate securities	(1)	2,010,600	(157,006)	11,962,340	(157,007)	13,972,940
Mortgage-backed securities and
collateralized mortgage obligations	(523,531)	72,260,164	(3,787,541)	114,330,388	(4,311,072)	186,590,552
Total securities available for sale	(979,173)	205,125,950	(4,951,752)	283,252,637	(5,930,925)	488,378,587
Total securities	$(979,173)	$205,125,950	$(4,951,752)	$283,252,637	$(5,930,925)	$488,378,587

December 31, 2006
Securities held to maturity:
Government Agency securities	$(11,044)	$6,361,036	$-	$-	$(11,044)	$6,361,036

Securities available for sale:
Obligations of states and political
subdivisions	(27,791)	7,203,512	(48,742)	4,732,582	(76,533)	11,936,094
Government Agency securities	(65,247)	46,013,294	(1,720,367)	217,008,389	(1,785,614)	263,021,683
Corporate securities	(1)	2,012,780	(152,775)	12,011,740	(152,776)	14,024,520
Mortgage-backed securities and
collateralized mortgage obligations	(55,191)	24,855,918	(3,889,125)	141,565,475	(3,944,316)	166,421,393
Total securities available for sale	(148,230)	80,085,504	(5,811,009)	375,318,186	(5,959,239)	455,403,690
Total securities	$(159,274)	$86,446,540	$(5,811,009)	$375,318,186	$(5,970,283)	$461,764,726

The securities that have been in a continuous loss position for 12 months or longer at June 30, 2007 are categorized as:  (1) adjustable rate mortgage-backed securities totaling $34,469,430; (2) fixed rate mortgage-backed securities totaling $79,860,958; (3) fixed rate U.S. Government Agency securities totaling $151,911,230; (4) fixed rate corporate debt securities totaling $11,962,340; and (5) fixed rate municipal securities totaling $5,048,679.  The market value, and therefore the loss position, for each type of security responds differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

There is no sub-prime exposure in the Company’s securities portfolio.  The overwhelming majority of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies.  Thus, there is virtually no risk of default or related credit issues.  The portfolio contains only three non-agency collateralized mortgage obligations totaling approximately $7 million.  All three of these issues are rated AAA and, accordingly, have both credit enhancement and credit support.

5.  LOANS AND LEASES

The Company does not engage in sub-prime lending and thus there is no sub-prime exposure in the Company’s loan and lease portfolio.  In addition, the Company's adjustable-rate mortgage (ARM) exposure is approximately less than 0.5% of the total loan and lease portfolio.

The recorded investment in loans and leases that are considered to be impaired, for the quarter ended June 30, 2007 and for the year ended December 31, 2006, is summarized below.

	For the Quarter Ended June 30, 2007	For the Year Ended December 31, 2006
Amount measured using the present value of expected future cash flows, discounted at each loan’s and lease’s effective interest rate	$-	$-
Impaired collateral-dependent loans and leases	8,198,313	1,490,677
Total amount evaluated as impaired	$8,198,313	$1,490,677
Average impaired loan and lease balance	$7,657,000	$3,035,134

As a result of the Company’s evaluation of impaired loans and leases, an allowance for loan and lease losses of approximately $3,219,000 and $775,000 was established for $7,644,169 and $1,490,677 of impaired loans and leases at June 30, 2007 and December 31, 2006, respectively.  No specific allowance was required for the remaining $554,144 of impaired loans and leases at June 30, 2007.  Interest income of $16,198 and $182,583 was recognized on impaired loans and leases for the six months ended June 30, 2007 and 2006, respectively.  No interest income was recognized on impaired loans and leases for the three months ended June 30, 2007.  Interest income of $50,659 was recognized on impaired loans and leases for the three months ended June 30, 2006.

Activity in the allowance for loan and lease losses for the six months ended June 30, 2007 and 2006 is as follows:

	2007	2006
Balance, January 1	$16,411,925	$15,716,960
Provision charged to income	2,201,000	1,406,664
Charge-offs	(2,374,251)	(890,400)
Recoveries	197,383	169,792
Balance, June 30	$16,436,057	$16,403,016

6.  LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.3 million (including $2.2 million in penalties and interest through March 2007). After deducting the estimated Federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.5 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $5.6 million (including interest and penalties of $1.3 million). After deducting the estimated Federal tax benefit of $1.9 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $3.7 million as of June 30, 2007. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

In June 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.

Following a lengthy fourth quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999 - 2001 period in the amount of $5.1 million (before federal tax benefit) and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006 although no formal assessment has been received by the Company thus far for those periods.

Beginning January 1, 2007, and until this matter is settled or resolved, the Company will no longer exclude earnings of the Delaware subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this exclusion for the quarter and six months ended June 30, 2007 was immaterial to the financial statements and earnings per share.

In order to stop the accrual of 10% statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and $3.9 million in July 2007 for the period 2002 through 2006.

The Company and the Tax Department are currently negotiating a settlement of additional tax liability for the extended audit periods from 1999 through 2006.  In light of the current negotiations, a previously scheduled hearing with an administrative law judge regarding a re-determination of the asserted tax deficiencies described above has been postponed.  No assurance can be given as to whether a settlement will be reached or whether the Company will receive any future tax benefits from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the resulting impact on our results of operations, financial condition and liquidity may be material and adverse.

Other

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  We believe that both the Company and the Bank exceed applicable regulatory capital requirements and that the Bank meets the requisite capital ratios to be well-capitalized as of June 30, 2007 and December 31, 2006.   There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

					To Be Well-
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$119,385	7.06%	$67,668	4.00%	N/A	N/A
The Bank	$125,188	7.40%	$67,632	4.00%	$84,540	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$119,385	10.20%	$46,834	4.00%	N/A	N/A
The Bank	$125,188	10.70%	$46,798	4.00%	$70,197	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$144,043	12.30%	$93,669	8.00%	N/A	N/A
The Bank	$139,835	11.95%	$93,597	8.00%	$116,996	10.00%
As of December 31, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$111,764	6.30%	$70,953	4.00%	N/A	N/A
The Bank	$118,625	6.69%	$70,904	4.00%	$88,629	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$111,764	9.48%	$47,166	4.00%	N/A	N/A
The Bank	$118,625	10.07%	$47,111	4.00%	$70,666	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$136,524	11.58%	$94,333	8.00%	N/A	N/A
The Bank	$133,368	11.32%	$94,221	8.00%	$117,777	10.00%

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies.  Under these restrictions, at June 30, 2007, no dividends could be declared by the Bank without prior approval of those regulatory agencies.  The Company’s Board declared a cash dividend of $0.15 per share at its July 24, 2007 meeting.

8.  STOCK-BASED COMPENSATION

Incentive Stock Options

Under the terms of the Company’s incentive stock option plans adopted in April 1994, February 1999 and February 2002,

options have been granted to certain key personnel that entitle each holder to purchase shares of the Company’s common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant.  Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.

No incentive stock options were granted during the first six months of 2007.  At June 30, 2007, incentive stock options for the purchase of 672,088 shares were outstanding and exercisable.  The total intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $2,266,959 and $29,475, respectively.  The total intrinsic value of exercisable shares at June 30, 2007, is $2,030,670.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2007	1,039,715	$14.25
Granted	-	-
Exercised	(291,221)	$11.73
Cancelled or forfeited	(76,406)	$20.29
Outstanding -
June 30, 2007	672,088	$14.67

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of June 30, 2007:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $12.45	311,067	3.6 years	$10.69	311,067	$10.69
$13.09 - $19.16	245,281	5.4 years	$15.97	245,281	$15.97
$22.63	115,740	7.6 years	$22.63	115,740	$22.63
	672,088	4.9 years	$14.67	672,088	$14.67

Restricted Stock Awards

At the Company’s Annual Meeting of Stockholders held on April 25, 2006, shareholders of the Company approved the adoption of the Company’s 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan is an amendment and restatement of the Stock Option Plan (2002) to expand the types of equity compensation awards that the Company can make to its employees. Under the 2006 Plan, the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

In September 2006, the Company awarded 23,928 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company.  The restricted stock vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $360,548 to be expensed over the vesting period.  For the six months ended June 30, 2007, $77,032 was recognized as compensation expense.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2007	23,928	$19.95
Granted	-	-
Vested	-	-
Cancelled or forfeited	(571)	19.95
Nonvested - June 30, 2007	23,357	$19.95

At June 30, 2007, 469,318 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation

In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At June 30, 2007, none of these options were exercised or exercisable.

The restricted stock totals 83,612 shares and was awarded at an average price of $17.94 to be vested in 20 equal quarterly installments over five years.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2007	79,431	$17.94
Granted	-	-
Vested	(8,362)	17.94
Nonvested - June 30, 2007	71,069	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $2,074,800 to be expensed over the vesting period.  For the six months ended June 30, 2007, $239,400 was recognized as compensation expense.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  VOLUNTARY EXIT WINDOW PROGRAM

On March 27, 2007, the Board of Directors of the Company approved a Voluntary Exit Window Program for all employees of the registrant and its subsidiaries with twenty (20) years or more of continuous service, projected to December 31, 2007.  Any eligible employee who chose to participate in the Voluntary Exit Window Program by signing an election form, employment termination agreement and release, would receive a package of special termination benefits.  This package included a lump sum cash incentive payment of up to 105% of annual base salary, access to continued group health benefits for a limited period following termination, and outplacement counseling.  The Board of Directors took this action to increase operating efficiency by reducing overhead costs as part of an ongoing program to improve profitability.

On June 5, 2007, the Company announced that eighteen eligible employees elected to participate in the Voluntary Exit Window Program and would resign effective June 29, 2007, including Thomas F. Goldrick, Chairman of the Company and the Bank, Richard W. Merzbacher, Vice Chairman of the Company and Vice Chairman and Chief Administrative Officer of the Bank and Daniel T. Rowe, Vice Chairman and Chief Administrative Officer of the Company and Vice Chairman of the Bank.  Messrs. Goldrick, Merzbacher and Rowe remain members of the Company’s Board of Directors.  The eighteen participants each received a lump sum cash incentive payment and certain special termination benefits, which resulted in the Company recording a one-time expense of $3.1 million in the second quarter of 2007.

10.  SUBSEQUENT EVENTS

On July 18, 2007, the Company was served with a Summons and Complaint in a shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by persons identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.

On July 24, 2007, the Board of Directors of the Company elected Nicos Katsoulis to its Board of Directors effective immediately.  Mr. Katsoulis will also serve as a Director of the Bank.  As also disclosed, at the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in a purported shareholder derivative action filed in the Supreme Court of the State of New York, Nassau County (Index No. 07-012411) against the Company, as a nominal defendant, and against certain of the Company’s current and former directors and officers, by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz.  The members of the Special Litigation Committee are Thomas M. O’Brien and Nicos Katsoulis.

On June 27, 2007, the Company announced a change in its cash dividend schedule to a quarterly declaration during the first month of each calendar quarter. Based on the new dividend schedule, the Company’s Board declared a cash dividend of $0.15 per share at its July 24, 2007 meeting.  The cash dividend will be paid on September 10, 2007 to stockholders of record as of August 17, 2007.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Executive Summary– State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed on June 24, 1986.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly-owned subsidiaries, State Bancorp Capital Trust I and II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio, SB Financial, SWLC, New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY.  Of the Bank’s branch locations, eight are in Nassau County, five are in Suffolk County and three are in Queens County.  The Bank offers a full range of banking services to individuals, corporations, municipalities and small to medium-sized businesses.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, passbook and statement savings accounts, certificates of deposit, individual retirement accounts, commercial loans, personal loans, residential loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking.  In addition, the Bank also provides access to annuity products, mutual funds and a wide range of wealth management and financial planning services.  The Bank does not engage in sub-prime lending and does not offer payment option ARMs or negative amortization loan products.

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

As of June 30, 2007, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $108 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three and six months ended June 30, 2007 and 2006

	Three months				Six months
			Over/				Over/
			(under)				(under)
	2007	2006	2006		2007	2006	2006
Revenue (1)	$16,475	$17,638	(6.6)%		$32,421	$34,133	(5.0)%
Operating expenses	$14,566	$12,476	16.8%		$26,381	$24,350	8.3%
Provision for loan and lease losses	$627	$815	(23.1)%		$2,201	$1,407	56.4%
Net income	$930	$2,963	(68.6)%		$2,677	$5,729	(53.3)%
Net income per share - diluted	$0.06	$0.27	(77.8)%		$0.19	$0.51	(62.7)%
Return on average total stockholders' equity	3.46%	20.36%	(1,690)	bp	5.04%	19.75%	(1,471)	bp
Tier I leverage ratio	7.06%	4.24%	282	bp	7.06%	4.24%	282	bp
Tier I risk-based capital ratio	10.20%	6.18%	402	bp	10.20%	6.18%	402	bp
Total risk-based capital ratio	12.30%	8.29%	401	bp	12.30%	8.29%	401	bp
bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.

The Company has experienced deposit and loan pricing pressures that are not expected to abate during the current year. The Company’s core niche of small business, middle market commercial and industrial and municipal customers is under pressure from an ever expanding array of competitors entering the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation.  The Company expects to continue to expand its staff of professional bankers in several areas to achieve the foregoing objectives. Industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented commercial bankers to its staff to support future growth and market penetration.  Having successfully completed a senior management transition, the Company is poised to get back to the basics of commercial banking: loan growth, deposit generation, increased market share, improved operational efficiency and enhanced brand building.

The Company recorded net income of $930 thousand and $3.0 million for the second quarter of 2007 and 2006, respectively.

The decrease in net income during 2007 reflects a reduction in net interest income and an increase in total operating expenses. Basic earnings per common share of $0.07 were recorded for the second quarter of 2007 versus $0.27 for the second quarter of 2006.  Diluted earnings per common share of $0.06 and $0.27 were recorded in the second quarter of 2007 and 2006, respectively.  The decrease in net interest income resulted from the prevailing interest rate environment in 2007, characterized by higher short term rates and relative lack of slope in the yield curve, combined with intense competition in both loan and deposit pricing.  The increase in total operating expenses primarily reflects the one-time charge recorded in the second quarter of 2007 pertaining to termination costs associated with those who participated in the Voluntary Exit Window Program, details of which were reported in the Company’s Form 8-K filing with the SEC on June 5, 2007.  The Board of Directors took this action to increase operating efficiency, among other reasons, by reducing overhead costs as part of an ongoing program to improve profitability.

Total assets of the Company were $1.6 billion at June 30, 2007 compared to $1.8 billion at December 31, 2006.  This decrease was primarily attributable to declines in overnight securities purchased under agreements to resell and federal funds sold of $126 million and $29 million, respectively, resulting largely from the funding of the $65 million Island Mortgage Network, Inc. (“IMN”) judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs.  At June 30, 2007, total deposits were $1.3 billion compared to $1.6 billion at December 31, 2006.  The decline in deposits primarily reflects the withdrawals of municipal deposits and maturing high-yield CD balances.  Short-term borrowed funds, primarily federal funds purchased and Federal Home Loan Bank of New York (“FHLB”) advances, totaled $142 million at June 30, 2007, compared to no such borrowings at year-end 2006.  The increase in borrowings was a replacement for higher-cost maturing retail CDs and municipal deposits.

As a result of the decline in the Company’s net income in the second quarter of 2007 versus the second quarter of 2006, returns on average stockholders’ equity and average assets declined to 3.46% and 0.22%, respectively, in the second quarter of 2007 from 20.36% and 0.70%, respectively, in the second quarter of 2006.  Due to the combined effect of the interest rate environment prevailing in 2007 coupled with competition in both loan and deposit pricing, the Company’s net interest margin (tax-equivalent basis) narrowed by 35 basis points to 3.82% in the second quarter of 2007 from 4.17% in the second quarter of 2006.

The Company’s primary market area of Nassau, Suffolk and Queens Counties provides tremendous opportunity for deposit growth and commercial and industrial lending.  The recent softening of the real estate market does not appear to have impacted the Company to any significant degree; however, management and staff at the Company continue to monitor this market very closely.  Loan demand remains stable, and the Company is poised to expand our loan portfolio.  Management of the Company is aware, however, that economic conditions are inextricably linked to both the outlook for interest rates and consumer and business confidence. These issues, coupled with an uncertain long-term outlook for local real estate values, may negatively impact near-term economic growth in the Company’s trade area.

Recognizing the economic uncertainty previously noted, we expect to achieve loan growth of approximately 5% to 7% in the Company’s core competencies of commercial and industrial credits and commercial mortgages during the remainder of 2007.  We expect that spreads will continue to tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loan and lease offerings. Funding costs are expected to rise during 2007 as competitive pressures are expected to push up deposit rates and the continued disintermediation of low cost core deposit balances into CD products remains a factor. Management expects that, absent a change in the shape of the yield curve, the Company’s net interest margin may continue to decline modestly during the remainder of 2007 from current levels.

Excluding the loan and lease portfolio, asset growth for the remainder of this year may also come from the fixed income investment portfolio, primarily in the U.S. Government Agency sector. The Company’s branch network is expected to provide funding to support anticipated asset growth. The Company will continue to pursue product delivery and back office expense reductions and operating efficiencies along with revenue-generating sales initiatives to improve net income.  Some of these initiatives may result in the recording of initial implementation costs to allow the realization of longer term financial benefits.

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

Allowance for Loan and Lease Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan and lease losses.  Management carefully monitors the credit quality of the loan and lease portfolio and, on a quarterly basis, charges off the amounts of those loans and leases deemed uncollectible.  Management evaluates the fair value of collateral supporting the impaired loans and leases using independent appraisals and other measures of fair value.  This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
Loans and leases (net of unearned income) (in thousands)
1.80%
1.75%
1.70%
1.65%
1.60%
1.55%
1.50%
1.45%
1.40%
1.35%
Allowance as a % of total loans and leases
12/31/03
12/31/04
12/31/05
12/31/06
6/30/07
For the Period Ended
Loans and leases (net of unearned income)
Allowance as a % of total loans and leases

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

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.3 million (including $2.2 million in penalties and interest through March 2007). After deducting the estimated Federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.5 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $5.6 million (including interest and penalties of $1.3 million). After deducting the estimated Federal tax benefit of $1.9 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $3.7 million as of June 30, 2007. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

In June 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.

Following a lengthy fourth quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999 - 2001 period in the amount of $5.1 million (before federal tax benefit) and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006 although no formal assessment has been received by the Company thus far for those periods.

Beginning January 1, 2007, and until this matter is settled or resolved, the Company will no longer exclude earnings of the Delaware subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this exclusion for the quarter and six months ended June 30, 2007 was immaterial to the financial statements and earnings per share.

In order to stop the accrual of 10% statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and $3.9 million in July 2007 for the period 2002 through 2006.

The Company and the Tax Department are currently negotiating a settlement of additional tax liability for the extended audit periods from 1999 through 2006.  In light of the current negotiations, a previously scheduled hearing with an administrative law judge regarding a re-determination of the asserted tax deficiencies described above has been postponed.  No assurance can be given as to whether a settlement will be reached or whether the Company will receive any future tax benefits from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the resulting impact on our results of operations, financial condition and liquidity may be material and adverse.

Other-Than-Temporary Impairment of Investment Securities– If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

Recognition of Contingent Liabilities– The Company and the Bank are subject to proceedings and claims that arise in the normal course of business.  Management assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses.  There can be no assurance that actual outcomes will not differ from those assessments.  A liability is recognized in the Company’s consolidated balance sheets if such liability is both probable and estimable.

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at June 30, 2007.  When compared to December 31, 2006, total assets decreased by $139 million or 8%.  This was primarily attributable to declines in overnight securities purchased under agreements to resell and federal funds sold of $126 million and $29 million, respectively, resulting largely from the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs.  The loan and lease portfolio grew by $9 million since year-end 2006, resulting primarily from an increase in commercial mortgages.

At June 30, 2007, total deposits were $1.3 billion, a decrease of $224 million or 14% when compared to December 31, 2006.  This was largely attributable to decreases in time deposits of $100,000 or more and other time deposits of $57 million and $123 million, respectively.  In addition, NOW and money market accounts declined $18 million and $19 million, respectively.  The decline in deposits, as mentioned previously, primarily reflects the withdrawals of municipal deposits and maturing high-yield CD balances.  Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 70% of total deposits at June 30, 2007 compared to 60% at year-end 2006.  Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost borrowings.  Short-term borrowed funds, primarily federal funds purchased and FHLB advances, totaled $142 million at June 30, 2007, compared to no such borrowings at year-end 2006.  The increase in borrowings was a replacement for higher-cost maturing retail CDs and municipal deposits.

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

Total stockholders’ equity amounted to $108 million at June 30, 2007, representing increases of $4 million and $48 million, respectively, from December 31 and June 30, 2006.  The increase from the year ago period largely reflects the $36 million in net proceeds, after deducting commissions and expenses, from the Company’s private placement offering in December 2006.  Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. The Company has no current plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

At June 30, 2007, the Bank’s Tier I leverage ratio was 7.40% while its risk-based capital ratios were 10.70% for Tier I capital and 11.95% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

Table 2-1 summarizes the Company’s capital ratios as of June 30, 2007 and compares them to current minimum regulatory guidelines and December 31 and June 30, 2006 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
June 30, 2007	7.06%	10.20%	12.30%
December 31, 2006	6.30%	9.48%	11.58%
June 30, 2006	4.24%	6.18%	8.29%

The Company’s primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (“DRP”).  Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. Currently, based on a New York State law, the Bank is prohibited from declaring dividends without advance regulatory approval.  The Bank presently intends to make application for permission to declare dividends when deemed appropriate, and among the factors to be considered are the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements.  The Company cannot make any assurances that the Bank will, or will be able to, declare dividends at any specific time in the future.

The Company declared a $0.15 per share cash dividend on its common stock during the first six months of 2007, which was paid on April 9 to holders of record as of March 23, 2007.  As reported in the Company’s Form 8-K filing with the SEC on June 27, 2007, the Company announced a change in its cash dividend schedule to a quarterly declaration during the first month of each calendar quarter. Since the Company recorded a net loss in 2005 following the issuance of the IMN jury verdict, the quarterly cash dividend has been on an irregular schedule due to advance approval required from the New York State Banking Department (the “Banking Department”), the Bank’s primary regulator, for the Bank to pay dividends to the Company.  Based on the new dividend schedule, the Company’s Board declared a cash dividend of $0.15 per share at its July 24, 2007 meeting.  The cash dividend will be paid on September 10, 2007 to stockholders of record as of August 17, 2007.

The Company did not repurchase any shares of its common stock during the first six months of 2007 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Company does not presently expect to repurchase stock during 2007.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which currently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The weighted average rate on all trust preferred securities outstanding was 8.51% and 8.16% for the second quarter of 2007 and 2006, respectively, and 8.51% and 7.94% for the first six months of 2007 and 2006, respectively.

Although the Company may be dependent on Bank dividends to pay the interest on the junior subordinated debentures associated with its trust preferred securities, and the Bank may not be able to declare dividends, such junior subordinated debentures allow for up to two extension periods of 20 consecutive months each during which time payment of interest may be deferred by the Company.  As such, the Company would not be in default if it were unable to pay interest on these junior subordinated debentures.

During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale.  Such liquid assets declined to $522 million at June 30, 2007 from $671 million at December 31, 2006, as high-yielding CDs matured and seasonal deposits were withdrawn by municipal entities.  Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Funds Management Committee and the Asset/Liability Management Committee (the “ALCO”) are jointly responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  This Committee monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At June 30, 2007, access to approximately $177 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  At June 30, 2007, approximately $82 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At June 30, 2007, approximately $142 million was outstanding under such lines of credit with the FHLB and correspondent banks.  In addition, also available was a $10 million secured revolving line of credit with a correspondent bank which matures on January 31, 2008, of which no amount was outstanding at June 30, 2007.  Pursuant to authorization limits set by the Board, management may also access the brokered deposit market for funding.  As of June 30, 2007, no brokered deposits were outstanding.  Management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At June 30, 2007 and 2006, commitments to originate loans and commitments under unused lines of credit amounted to approximately $353 million and $309 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At both June 30, 2007 and 2006, letters of credit outstanding were approximately $17 million.  At June 30, 2007 and 2006, the uncollateralized portion was approximately $3 million and $2 million, respectively.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At June 30, 2007, the total gross notional amount of swap transactions outstanding was $43 million as compared to $31 million at June 30, 2006.

Also outstanding were various leases covering certain equipment, branches, office space and land.  The minimum payments under these leases, certain of which contain escalation clauses, are as follows: for the remainder of 2007, $1.5 million; in 2008, $2.9 million; in 2009, $2.7 million; in 2010, $2.3 million; in 2011, $1.7 million; and the remainder to 2015, $900 thousand.

Contractual Obligations– Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of June 30, 2007.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Leases covering various equipment, branches, office space and land	$11,959	$2,938	$5,284	$3,501	$236
Time deposits	405,254	361,018	28,634	15,594	8
Federal funds purchased	22,500	22,500	-	-	-
FHLB borrowings	119,000	119,000	-	-	-
Obligations under equipment lease financing	46	28	18	-	-
Subordinated notes	10,000	-	-	-	10,000
Junior subordinated debentures	20,620	-	-	-	20,620
	$589,379	$505,484	$33,936	$19,095	$30,864

Material Changes in Results of Operations for the Three Months Ended June 30, 2007 versus the Three Months Ended June 30, 2006 - Net income for the three months ended June 30, 2007 was $930 thousand, a decrease of $2.0 million or 68.6%, when compared to the same 2006 period, principally as a result of a reduction in net interest income coupled with an increase in total operating expenses.

As shown in Table 2-2 (A) following this discussion, net interest income decreased by 7.2% to $15.0 million as evidenced by a 35 basis point decline in the Company’s net interest margin to 3.82% in 2007.  The decline in the Company’s net interest margin was due primarily to the interest rate environment prevailing in 2007, characterized by higher short term rates and relative lack of slope in the yield curve, combined with significant competition in loan and deposit pricing.  Partially offsetting the narrower margin was a 1% increase in average interest-earning assets, primarily loans and leases. Growth in commercial loans, commercial mortgages and leases resulted in an 8% increase in average loans and leases outstanding to $1.0 billion during the second quarter of 2007 versus the comparable period in 2006.  The average investment portfolio contracted by 4% to $516 million during the second quarter of 2007 versus the comparable period in 2006, principally due to a decline in government agency securities.  Funding the increase in interest-earning assets were increases in average stockholders’ equity and borrowings, consisting primarily of FHLB overnight and short-term advances, of $49 million and $126 million, respectively.  This funding partially offset the $92 million decrease in average deposits that resulted primarily from outflows of savings and retail CD balances.  Average core deposit balances, consisting of demand, savings, money fund and NOW deposits, declined by $44 million in the second quarter of 2007 to $961 million as compared to the second quarter of 2006.  Core deposits provided funding at an average cost of 2.02% in the second quarter of 2007.

The Company’s net interest margin narrowed to 3.82% during the second quarter of 2007 from 4.17% a year ago.  This decline resulted from a 43 basis point increase in the Company’s cost of funds, principally due to competitive liability pricing pressure combined with a shift in the funding mix from core deposits to borrowings.  This higher cost of funds was offset somewhat by an 8 basis point increase in the Company’s earning asset yield to a weighted average rate of 7.07%.  The higher asset yield resulted from the impact of higher rates and growth in loans and leases from the comparable 2006 period.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three and six months ended June 30, 2007 and 2006

	Three months			Six months
			Over/			Over/
			(under)			(under)
	2007	2006	2006	2007	2006	2006
Net interest income	$15,044	$16,205	(7.2)%	$29,633	$31,224	(5.1)%
Service charges on deposit accounts	548	628	(12.7)%	1,139	1,254	(9.2)%
Net security losses	(15)	(24)	(37.5)%	(34)	(59)	(42.4)%
Income from bank owned life insurance	282	251	12.4%	560	483	15.9%
Other operating income	616	578	6.6%	1,123	1,231	(8.8)%
Total revenue	$16,475	$17,638	(6.6)%	$32,421	$34,133	(5.0)%

Non-interest income totaled $1.4 million for both the second quarter of 2007 and 2006.  Improvements in income from bank owned life insurance and other operating income were offset by a reduction in service charges on deposit accounts.  A higher crediting rate in the second quarter of 2007 versus the comparable period in 2006 resulted in the increase in income from bank owned life insurance.  The increase in other operating income during the second quarter of 2007 versus the comparable period in 2006 was most notably the result of growth in sweep account fees.  Reductions in deposit-related fees and overdraft charges resulting from a lower level of chargeable overdrafts was the primary reason for the 12.7% decrease in service charges on deposit accounts in the second quarter of 2007 as compared to 2006.

The provision for loan and lease losses decreased by $188 thousand to $627 thousand during the second quarter of 2007 versus the comparable period in 2006 as a result of lower net charge-offs.  The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three and six months ended June 30, 2007 and 2006

	Three months			Six months
			Over/			Over/
			(under)			(under)
	2007	2006	2006	2007	2006	2006
Salaries and other employee benefits	$10,081	$7,041	43.2%	$17,587	$13,190	33.3%
Occupancy	1,324	1,219	8.6%	2,641	2,461	7.3%
Equipment	340	300	13.3%	653	607	7.6%
Legal	333	1,669	(80.0)%	481	3,858	(87.5)%
Marketing and advertising	469	357	31.4%	918	695	32.1%
Credit and collection	294	223	31.8%	505	373	35.4%
Audit and assessment	285	282	1.1%	577	558	3.4%
Other operating expenses	1,440	1,385	4.0%	3,019	2,608	15.8%
Total operating expenses	$14,566	$12,476	16.8%	$26,381	$24,350	8.3%

Total operating expenses increased by 16.8% to $14.6 million during the second quarter of 2007 when compared to the second quarter of 2006.  The increase in total operating expenses primarily reflects the one-time charge of $3.1 million recorded in the second quarter of 2007 pertaining to termination costs associated with those employees who participated in the Voluntary Exit Window Program, previously discussed in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.  The participants each received a lump sum cash incentive payment and certain special termination benefits.  This expense was partially offset by a $1.3 million reduction in legal expenses in 2007.  As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, on January 24, 2007, the Company signed a final settlement agreement with HSA Residential Mortgage Services of Texas in connection with the previously reported warehouse lender litigation related to IMN. The financial impact of the settlement was recorded by the Company during the fourth quarter of 2006.  No IMN-related legal expenses were recorded in the second quarter of 2007.  Expenses associated with an appeal of the January 2006 IMN trial verdict are included in the results for the second quarter of 2006 and account for the decrease in legal expenses in the second quarter of 2007 versus 2006.

Salaries and other employee benefits expenses increased during the second quarter of 2007 by 43.2% versus the comparable 2006 period.  As mentioned above, this increase primarily reflects the one-time charge during the second quarter of 2007 pertaining to termination costs associated with those employees who participated in the Voluntary Exit Window Program.  Excluding the impact of the Voluntary Exit Window Program, salaries and other employee benefits expenses would have declined by 1.5% in 2007.  Occupancy expenses increased due to higher rental, utility and building depreciation costs.  Marketing and advertising expenses increased as the result of ongoing corporate branding efforts, while credit and collection expenses grew due to increased loan collection efforts and credit report expenses.  Other operating expenses increased to $1.4 million during the second quarter of 2007 as compared to the second quarter of 2006 primarily as the result of a real estate tax refund recorded in 2006 resulting from a successful certiorari proceeding related to a foreclosed property formerly owned by the Company.

Reflecting the increase in total operating expenses and the lower level of net interest income, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) increased to 87.1% in the second quarter of 2007 versus 69.8% in the second quarter of 2006.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 3.44% for the second quarter of 2007 as compared to 2.97% in 2006, reflecting the increase in total operating expenses.

Income tax expense decreased by $1.0 million in the second quarter of 2007 as compared to 2006. The Company’s effective tax rate was 27.5% in 2007 and 31.8% in 2006.

Material Changes in Results of Operations for the Six Months Ended June 30, 2007 versus the Six Months Ended June 30, 2006 - Net income for the six months ended June 30, 2007 was $2.7 million, a decrease of $3.1 million when compared to the same

2006 period. The factors contributing to the decline in earnings were a 5.1% decrease in net interest income, lower non-interest income and increases in the provision for loan and lease losses and total operating expenses.

As shown in Table 2-2 (B) following this narrative, the decrease of $1.6 million in net interest income for the first six months of 2007 versus the comparable period in 2006 resulted from a 64 basis point increase in the Company’s cost of funds, partially offset by a 4% or $63 million increase in average interest-earning assets, primarily loans and leases, and a 27 basis point increase in the Company’s earning asset yield to a weighted average rate of 7.02%.  Funding the growth in average interest-earning assets were increases in average total deposits and average total borrowings of $13 million and $55 million, respectively.  The Company’s net interest margin of 3.75% for the first six months of 2007 represents a decline of 37 basis points from 4.12% one year ago and reflects the impact of higher interest rates and a shift in the Company’s funding mix to a greater percentage of time deposits versus core funding during 2007.

Total non-interest income decreased 4.2% to $2.8 million for the first six months of 2007 compared to 2006 principally as a result of reductions in deposit service charges and other operating income.  The provision for loan and lease losses increased for the first six months of 2007 as compared to 2006 as both net charge-offs and non-performing assets were higher in 2007.  Total operating expenses increased by $2.0 million in the first half of 2007 compared with 2006 mainly due to a $4.4 million increase in salaries and other employee benefits expenses, $3.1 million of which was the result of the 2007 Voluntary Exit Window Program, somewhat offset by a reduction of $3.4 million in legal expenses in 2007.  The Company’s first half operating efficiency ratio was 80.2% in 2007 and 70.3% a year ago.  The Company’s first half ratio of total operating expenses to average total assets was 3.10% in 2007 and 2.97% in 2006.

Asset Quality– There is no sub-prime exposure in the Company’s securities portfolio.  The overwhelming majority of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies.  Thus, there is virtually no risk of default or related credit issues.  The portfolio contains only three non-agency collateralized mortgage obligations totaling approximately $7 million.  All three of these issues are rated AAA and, accordingly, have both credit enhancement and credit support.  The Company does not engage in sub-prime lending and thus there is no sub-prime exposure in the Company’s loan and lease portfolio.  In addition, the Company's adjustable-rate mortgage (ARM) exposure is approximately less than 0.5% of the total loan and lease portfolio.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $9 million at June 30, 2007, $2 million at December 31, 2006 and $3 million at June 30, 2006.  The increase in non-accrual loans and leases at June 30, 2007 resulted from the addition of one commercial loan relationship to non-accrual status during the first quarter of 2007.  While this long-term relationship had been on the Bank’s internal watch list for deteriorating credit conditions, the borrower abruptly ceased operations at the end of the first quarter of 2007 and subsequently filed for bankruptcy.  The Bank is pursuing its secured claims through the bankruptcy court.  At June 30, 2007, December 31, 2006 and June 30, 2006, the Company held no OREO and there were no restructured accruing loans and leases. Loans and leases 90 days or more past due and still accruing interest totaled $1 thousand at June 30, 2007, $13 thousand at December 31, 2006 and $169 thousand at June 30, 2006.

The allowance for loan and lease losses amounted to $16 million or 1.7% of total loans and leases at both June 30, 2007 and 2006.  The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 192% at June 30, 2007 from 754% at December 31, 2006 and 479% one year ago, caused primarily by deterioration of the relationship cited in the immediately preceding paragraph.  Management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  Management has also retained a workout specialist who will be responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers will no longer maintain control over such relationships. As of June 30, 2007, the Bank had 32 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $52.3 million, compared to 38 relationships, including non-accrual loans and leases, with an aggregate value of $51.6 million at December 31, 2006.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  Management also believes that the growth in the secondary market for distressed debt will provide it with opportunities to exit such relationships sooner and with less risk of extended workout procedures and the attendant costs.

$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
Total non-performing assets (in thousands)
800.00%
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
Allowance as a % of total non-performing assets
12/31/03
12/31/04
12/31/05
12/31/06
6/30/07
For the Period Ended
Total non-performing assets
Allowance as a % of total non-performing assets

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans. The decrease in the provision for loan and lease losses during the second quarter of 2007 versus the comparable period in 2006 was a result of lower net charge-offs.  However, on a year-to-date basis, the provision increased for the first six months of 2007 as compared to 2006 as both net charge-offs and non-performing assets were higher in 2007.  The Company recorded net loan and lease charge-offs of $229 thousand and $595 thousand for the second quarter of 2007 and 2006, respectively, and $2.2 million and $721 thousand for the first six months of 2007 and 2006, respectively.   The increase in charge-offs during the first six months of 2007 versus the comparable period in 2006 was primarily due to a $1.5 million charge-off in the first quarter of 2007 related to the commercial loan relationship discussed above.

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

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2007 and 2006
(dollars in thousands)

	2007			2006
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$515,824	$6,224	4.84%	$536,007	$6,662	4.99%
Federal Home Loan Bank and other restricted stock	6,839	70	4.11	1,720	32	7.46
Federal funds sold	142	2	4.94	27,645	335	4.86
Securities purchased under agreements to
resell	60,901	805	5.30	76,165	944	4.97
Interest-bearing deposits	1,538	19	4.96	936	11	4.71
Loans and leases (3)	1,001,232	20,827	8.34	923,656	19,298	8.38
Total interest-earning assets	1,586,476	$27,947	7.07%	1,566,129	$27,282	6.99%
Non-interest-earning assets	113,016			120,070
Total Assets	$1,699,492			$1,686,199

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$638,714	$4,848	3.04%	$675,696	$4,596	2.73%
Time deposits	460,628	5,600	4.88	509,443	5,834	4.59
Total savings and time deposits	1,099,342	10,448	3.81	1,185,139	10,430	3.53
Federal funds purchased	10,176	140	5.52	676	9	5.34
Other borrowed funds	112,164	1,544	5.52	3,156	57	7.24
Subordinated notes	10,000	229	9.19	2,527	56	8.89
Junior subordinated debentures	20,620	459	8.93	20,620	442	8.60
Total interest-bearing liabilities	1,252,302	$12,820	4.11%	1,212,118	$10,994	3.64
Demand deposits	322,307			328,888
Other liabilities	17,199			86,813
Total Liabilities	1,591,808			1,627,819
Stockholders' Equity	107,684			58,380
Total Liabilities and Stockholders' Equity	$1,699,492			$1,686,199
Net interest income/margin		$15,127	3.82%		$16,288	4.17%
Less tax-equivalent basis adjustment		(83)			(83)
Net interest income		$15,044			$16,205

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $53 and $49 in 2007 and 2006, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $30 and $34 in 2007 and 2006, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2007 and 2006
(dollars in thousands)

	2007			2006
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$518,647	$12,342	4.80%	$538,018	$12,248	4.59%
Federal Home Loan Bank and other restricted stock	4,420	97	4.43	2,289	68	5.99
Federal funds sold	12,372	318	5.18	14,114	340	4.86
Securities purchased under agreements to
resell	66,519	1,750	5.31	69,782	1,615	4.67
Interest-bearing deposits	1,485	36	4.89	984	23	4.71
Loans and leases (3)	997,989	41,199	8.32	913,353	37,170	8.21
Total interest-earning assets	1,601,432	$55,742	7.02%	1,538,540	$51,464	6.75%
Non-interest-earning assets	114,794			113,212
Total Assets	$1,716,226			$1,651,752

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$631,657	$9,601	3.07%	$684,475	$8,750	2.58%
Time deposits	535,127	13,174	4.96	460,630	9,945	4.35
Total savings and time deposits	1,166,784	22,775	3.94	1,145,105	18,695	3.29
Federal funds purchased	5,801	159	5.53	3,920	92	4.73
Other borrowed funds	59,359	1,632	5.54	14,691	356	4.89
Subordinated notes	10,000	460	9.28	1,271	56	8.88
Junior subordinated debentures	20,620	914	8.94	20,620	857	8.38
Total interest-bearing liabilities	1,262,564	$25,940	4.14%	1,185,607	$20,056	3.41%
Demand deposits	318,665			326,983
Other liabilities	27,973			80,650
Total Liabilities	1,609,202			1,593,240
Stockholders' Equity	107,024			58,512
Total Liabilities and Stockholders' Equity	$1,716,226			$1,651,752
Net interest income/margin		$29,802	3.75%		$31,408	4.12%
Less tax-equivalent basis adjustment		(169)			(184)
Net interest income		$29,633			$31,224

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $108 and $113 in 2007 and 2006, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $61 and $71 in 2007 and 2006, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
June 30, 2007 versus December 31, 2006 and June 30, 2006
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	6/30/2007	12/31/2006	6/30/2006
Non-accrual Loans and Leases	$8,565	$2,177	$3,428
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$8,565	$2,177	$3,428

Loans and Leases 90 Days or More Past Due and Still Accruing	$1	$13	$169
Gross Loans and Leases Outstanding	$992,392	$983,725	$944,323

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	6/30/2007	12/31/2006	6/30/2006
Beginning Balance	$16,038	$16,917	$16,183
Provision	627	295	815
Net Charge-Offs	(229)	(800)	(595)
Ending Balance	$16,436	$16,412	$16,403

KEY RATIOS:
	Period Ended
	6/30/2007	12/31/2006	6/30/2006
Allowance as a % of Total Loans and Leases	1.7%	1.7%	1.7%

Non-accrual Loans and Leases as a % of Total Loans and Leases	0.9%	0.2%	0.4%

Non-performing Assets (1) as a % of Total Loans and Leases and OREO	0.9%	0.2%	0.4%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	191.9%	753.9%	478.5%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	191.9%	749.4%	456.0%

(1) Excludes loans and leases 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in the Company’s Form 10-K.  There has been no material change in the Company’s market risk or interest rate risk at June 30, 2007 compared to December 31, 2006.

Asset/Liability Management and Market Risk - The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management.  The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance.  Management must ensure that liquidity, capital, interest rate and market risk are prudently managed.  Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company’s Board of Directors.  The Board has delegated responsibility for asset/liability and interest rate risk management to the ALCO.  The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs.  The ALCO also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

Interest Rate Risk– Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates.  Reviewing repricing characteristics of interest-earning assets and interest-bearing liabilities identifies risk.  The Company’s Funds Management Committee sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

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

ITEM 4. – CONTROLS AND PROCEDURES

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.3 million (including $2.2 million in penalties and interest through March 2007). After deducting the estimated Federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.5 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company's income for calculation of the Company's New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $5.6 million (including interest and penalties of $1.3 million). After deducting the estimated Federal tax benefit of $1.9 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $3.7 million as of June 30, 2007. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

In June 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.

Following a lengthy fourth quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999 - 2001 period in the amount of $5.1 million (before federal tax benefit) and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006 although no formal assessment has been received by the Company thus far for those periods.

Beginning January 1, 2007, and until this matter is settled or resolved, the Company will no longer exclude earnings of the

Delaware subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this exclusion for the quarter and six months ended June 30, 2007 was immaterial to the financial statements and earnings per share.

In order to stop the accrual of 10% statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and $3.9 million in July 2007 for the period 2002 through 2006.

The Company and the Tax Department are currently negotiating a settlement of additional tax liability for the extended audit periods from 1999 through 2006.  In light of the current negotiations, a previously scheduled hearing with an administrative law judge regarding a re-determination of the asserted tax deficiencies described above has been postponed.  No assurance can be given as to whether a settlement will be reached or whether the Company will receive any future tax benefits from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the resulting impact on our results of operations, financial condition and liquidity may be material and adverse.

Other

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

Except as set forth below, there have been no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006.

Recent shareholder derivative litigation against the Company and our directors and officers may result in material additional expense to the Company and cause our directors and officers to devote substantial time and attention to the defense of the litigation.

On July 18, 2007, the Company was served with a Summons and Complaint in a shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by persons identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc., which resulted in litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.  The amount of damages claimed was not specified in the complaint.  If the plaintiffs prevail against the defendant directors and officers it is possible that such directors and officers could be entitled to indemnification for all or portion of such damages.  While we cannot predict or determine the outcome of this litigation, the potential expenses, including possible indemnification costs, associated with the litigation may be material and our officers and directors may need to devote a substantial amount of their time and attention to the defense of the litigation.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Board authorized a stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock.  The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions.  The program may be discontinued at any time.  The Company did not repurchase any of its common stock during the first six months of 2007.  At June 30, 2007, 512,348 shares were still available for repurchase under the existing plan.  The Company does not presently expect to repurchase stock in 2007.

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP.  Certain regulatory agencies impose limitations on the declaration of dividends by the Bank.  Under these limitations, at June 30, 2007, no dividends could be declared without prior approval of the Banking Department.  The Company’s Board declared a cash dividend of $0.15 per share at its July 24, 2007 meeting.  The Bank intends to seek the approval of the Banking Department to pay future cash dividends as deemed appropriate.  See also “Capital Resources” contained herein.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the shareholders of the Company, held on April 24, 2007, the following directors were elected:

Nominee	Term	For	Withheld
Arthur Dulik, Jr.	3 years	9,720,972	323,001
Gerard J. McKeon	3 years	9,757,794	286,179
Joseph F. Munson	3 years	9,724,970	319,003
Thomas M. O’Brien	3 years	9,882,620	161,353
Daniel T. Rowe	3 years	9,756,617	287,356

The following directors continued to serve on the Board:

Thomas E. Christman, Thomas F. Goldrick, Jr., K. Thomas Liaw, Richard W. Merzbacher, John F. Picciano, Suzanne H. Rueck, Andrew J. Simons, Jeffrey S. Wilks

ITEM 6. - EXHIBITS

10.1	Voluntary Exit Window Program election form, employment termination agreement, and release - Thomas F. Goldrick, Jr.

10.2	Voluntary Exit Window Program election form, employment termination agreement, and release - Richard W. Merzbacher

10.3	Voluntary Exit Window Program election form, employment termination agreement, and release - Daniel T. Rowe

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANCORP, INC.

8/9/07                                                                                                                      /s/ Thomas M. O’Brien
Date                                                                                                                        Thomas M. O’Brien,
President and Chief Executive Officer

8/9/07                                                                                                                      /s/ Brian K. Finneran
Date                                                                                                                        Brian K. Finneran,
                                                                                                                                 Chief Financial Officer