Form 10-Q
period 2007-09-30
STATE BANCORP INC
filed 2007-11-09
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2007

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

TWO JERICHO PLAZA, JERICHO, NEW YORK 11753
(Address of principal executive offices)   (Zip Code)

(516) 465-2200
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

Yes   [   ]                                     No   [X]

As of October 26, 2007, there were 13,971,770 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2007

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS:
Cash and due from banks	$53,109,741	$46,210,873
Federal funds sold	-	29,000,000
Securities purchased under agreements to resell	-	131,000,000
Total cash and cash equivalents	53,109,741	206,210,873
Securities held to maturity (estimated fair value -
$6,361,036 in 2006)	-	6,372,080
Securities available for sale - at estimated fair value	528,634,049	511,408,685
Federal Home Loan Bank and other restricted stock	11,788,643	1,708,343
Loans and leases (net of allowance for loan and lease losses
of $14,658,906 in 2007 and $16,411,925 in 2006)	994,418,163	967,312,849
Bank premises and equipment - net	5,929,457	6,043,450
Bank owned life insurance	28,714,627	27,891,017
Net deferred income taxes	23,034,276	36,665,263
Other assets	29,077,959	25,109,916
TOTAL ASSETS	$1,674,706,915	$1,788,722,476
LIABILITIES:
Deposits:
Demand	$328,668,992	$316,618,448
Savings	534,571,206	621,969,615
Time	408,390,353	627,595,416
Total deposits	1,271,630,551	1,566,183,479
Federal funds purchased	9,000,000	-
Other temporary borrowings	222,038,069	56,400
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Accrued legal expenses	1,500,000	66,050,208
Other accrued expenses and liabilities	27,287,048	21,671,879
Total liabilities	1,562,075,668	1,684,581,966
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 14,931,152 shares in 2007 and 14,604,203 shares in 2006;
outstanding 13,943,500 shares in 2007 and 13,616,551 shares in 2006	74,655,760	73,021,015
Surplus	85,964,828	83,767,505
Retained deficit	(30,537,167)	(32,158,439)
Treasury stock (987,652 shares in 2007 and 2006)	(16,646,426)	(16,646,426)
Accumulated other comprehensive loss
(net of taxes of ($530,613) in 2007 and ($2,118,436) in 2006)	(805,748)	(3,843,145)
Total stockholders' equity	112,631,247	104,140,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,674,706,915	$1,788,722,476
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2007 and 2006

	Three Months		Nine Months
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans and leases	$20,783,726	$20,012,282	$61,922,130	$57,112,083
Federal funds sold and securities purchased under agreements to resell	37,670	267,946	2,105,379	2,223,215
Securities held to maturity - taxable	-	95,439	80,541	320,752
Securities available for sale - taxable	6,258,452	5,758,882	18,125,460	17,360,912
Securities available for sale - tax-exempt	130,937	92,069	394,089	384,011
Securities available for sale - dividends	29,750	26,611	89,250	64,861
Dividends on Federal Home Loan Bank and other restricted stock	231,510	18,673	328,164	86,937
Total interest income	27,472,045	26,271,902	83,045,013	77,552,771
INTEREST EXPENSE:
Deposits	9,719,597	10,137,429	32,494,896	28,832,113
Temporary borrowings	2,121,502	172,046	3,911,312	620,538
Subordinated notes	231,185	229,570	691,264	285,552
Junior subordinated debentures	467,192	463,987	1,381,565	1,321,207
Total interest expense	12,539,476	11,003,032	38,479,037	31,059,410
Net interest income	14,932,569	15,268,870	44,565,976	46,493,361
Provision for loan and lease losses	652,500	788,334	2,853,500	2,194,998
Net interest income after provision for loan and lease losses	14,280,069	14,480,536	41,712,476	44,298,363
NON-INTEREST INCOME:
Service charges on deposit accounts	447,983	563,079	1,586,588	1,817,554
Net security losses	(15,442)	(37,676)	(49,891)	(96,969)
Income from bank owned life insurance	263,606	263,919	823,611	746,544
Other operating income	608,380	619,916	1,731,453	1,850,678
Total non-interest income	1,304,527	1,409,238	4,091,761	4,317,807
Income before operating expenses	15,584,596	15,889,774	45,804,237	48,616,170
OPERATING EXPENSES:
Salaries and other employee benefits	6,294,265	6,957,074	23,881,597	20,147,042
Occupancy	1,404,088	1,244,809	4,045,607	3,705,558
Equipment	282,876	300,171	935,831	907,299
Legal	525,645	1,375,225	1,006,436	5,233,316
Marketing and advertising	290,809	345,275	1,208,706	1,039,861
Credit and collection	250,699	155,168	755,659	528,714
Audit and assessment	279,125	626,897	855,967	1,185,410
Other operating expenses	1,504,253	1,475,990	4,522,923	4,083,581
Total operating expenses	10,831,760	12,480,609	37,212,726	36,830,781
INCOME BEFORE INCOME TAXES	4,752,836	3,409,165	8,591,511	11,785,389
PROVISION FOR INCOME TAXES	1,669,634	1,024,053	2,831,796	3,670,798
NET INCOME	3,083,202	2,385,112	5,759,715	8,114,591
OTHER COMPREHENSIVE INCOME, NET	2,755,174	3,228,483	3,037,397	767,215
TOTAL COMPREHENSIVE INCOME	$5,838,376	$5,613,595	$8,797,112	$8,881,806
BASIC EARNINGS PER COMMON SHARE	$0.22	$0.21	$0.42	$0.73
DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.20	$0.41	$0.71
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	13,820,383	11,190,828	13,688,170	11,133,770
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	13,943,622	11,482,753	14,006,757	11,371,422

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2007 and 2006
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,759,715	$8,114,591
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	2,853,500	2,194,998
Depreciation and amortization of bank premises and equipment	912,711	826,118
Amortization of intangibles	27,103	27,103
Amortization of net premium on securities	1,072,776	783,539
Deferred income tax expense (benefit)	2,043,164	(1,477,456)
Net security losses	49,891	96,969
Income from bank owned life insurance	(823,611)	(746,544)
Stock-based compensation expense	474,964	-
Shares issued under the directors' stock plan	-	43,531
(Increase) decrease in other assets	(3,725,146)	219,192
(Decrease) increase in accrued legal expenses	(64,550,208)	290,749
Increase (decrease) in other accrued expenses and other liabilities	1,718,735	(752,119)
Net cash (used in) provided by operating activities	(54,186,406)	9,620,671
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	6,375,996	16,000,000
Proceeds from sales of securities available for sale	120,996,329	155,089,286
Proceeds from maturities of securities available for sale	210,757,808	88,938,450
Purchases of securities held to maturity	-	(6,355,173)
Purchases of securities available for sale	(345,750,864)	(244,012,778)
Increase in Federal Home Loan Bank and other restricted stock	(10,080,300)	(766,600)
Increase in loans and leases - net	(29,958,814)	(61,690,209)
Purchases of bank premises and equipment - net	(798,718)	(786,901)
Net cash used in investing activities	(48,458,563)	(53,583,925)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(75,347,865)	(146,849,642)
(Decrease) increase in time deposits	(219,205,063)	85,815,472
Increase in federal funds purchased	9,000,000	6,500,000
Increase in other borrowings	221,981,669	16,952,344
Proceeds from issuance of subordinated notes	-	10,000,000
Increase in overnight sweep accounts payable, net	13,896,435	26,347,800
Cash dividends paid	(4,138,443)	(5,004,397)
Private placement expenses	(252,735)	-
Proceeds from shares issued under dividend reinvestment plan	2,296,695	2,501,168
Proceeds from shares issued pursuant to compensation awards	1,313,144	193,951
Net cash used in financing activities	(50,456,163)	(3,543,304)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(153,101,132)	(47,506,558)
CASH AND CASH EQUIVALENTS - JANUARY 1	206,210,873	89,152,118
CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$53,109,741	$41,645,560
SUPPLEMENTAL DATA:
Interest paid	$38,124,161	$30,381,381
Income taxes paid	$70,829	$4,720,093
Adjustment to unrealized net gain or loss on securities available for sale	$4,355,220	$927,003
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
For the Nine Months Ended September 30, 2007 and 2006

					Accumulated Other	Total
	Common		Retained	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	Deficit	Stock	(Loss) Income	Equity	Income
Balance, January 1, 2007	$73,021,015	$83,767,505	$(32,158,439)	$(16,646,426)	$(3,843,145)	$104,140,510
Comprehensive income:
Net income	-	-	5,759,715	-	-	5,759,715	$5,759,715
Other comprehensive income,
net of tax:
Unrealized holding gains
arising during the period (1)	-	-	-	-	-		2,845,211
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		30,078
Cash flow hedges (3)	-	-	-	-	-		162,108
Total other
comprehensive income	-	-	-	-	3,037,397	3,037,397	3,037,397
Total comprehensive income	-	-	-	-	-		$8,797,112
Cash dividend
($0.30 per share)	-	-	(4,138,443)	-	-	(4,138,443)
Shares issued under the
dividend reinvestment
plan (131,705 shares at
95% of market value)	658,525	1,638,170	-	-	-	2,296,695
Stock options exercised
(195,815 shares)	979,075	334,069	-	-	-	1,313,144
Stock-based compensation
expense (includes the forfeiture
of 571 shares of restricted stock)	(2,855)	477,819	-	-	-	474,964
Private placement expenses	-	(252,735)	-	-	-	(252,735)
Balance, September 30, 2007	$74,655,760	$85,964,828	$(30,537,167)	$(16,646,426)	$(805,748)	$112,631,247
Balance, January 1, 2006	$60,097,130	$56,424,544	$(38,601,709)	$(16,646,426)	$(4,851,421)	$56,422,118
Comprehensive income:
Net income	-	-	8,114,591	-	-	8,114,591	$8,114,591
Other comprehensive income,
net of tax:
Unrealized holding gains
arising during the period (1)	-	-	-	-	-		543,879
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		61,228
Cash flow hedges (3)	-	-	-	-	-		162,108
Total other
comprehensive income	-	-	-	-	767,215	767,215	767,215
Total comprehensive income	-	-	-	-	-		$8,881,806
Cash dividend
($0.30 per share)	-	-	(3,348,146)	-	-	(3,348,146)
Shares issued under the
dividend reinvestment
plan (159,483 shares at
95% of market value)	797,415	1,703,753	-	-	-	2,501,168
Shares issued under the
directors' stock plan
(2,847 shares)	14,235	29,296	-	-	-	43,531
Restricted stock awards
(23,928 shares)	119,640	(119,640)	-	-	-	-
Stock options exercised
(16,852 shares)	84,260	109,691	-	-	-	193,951
Balance, September 30, 2006	$61,112,680	$58,147,644	$(33,835,264)	$(16,646,426)	$(4,084,206)	$64,694,428
(1) Net of taxes of $1,460,118 and $286,155 in 2007 and 2006, respectively.
(2) Net of taxes of $19,813 and $35,741 in 2007 and 2006, respectively.
(3) Net of taxes of $107,892 in 2007 and 2006.
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

In addition to the foregoing, the Company has two other subsidiaries, State Bancorp Capital Trust I and II, neither of which are consolidated with the Company for reporting purposes in accordance with Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  State Bancorp Capital Trust I and II were formed in 2002 and 2003, respectively, for the purpose of issuing trust preferred securities, the proceeds of which were used to acquire junior subordinated debentures issued by the Company.  The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of State Bancorp Capital Trust I and II under the trust agreements relating to the respective trust preferred securities.  See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2006 Annual Report on Form 10-K.

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, its condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, its condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and its condensed consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2007 and 2006, in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s December 31, 2006 Form 10-K.

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

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the three and nine months ended September 30, 2007 and 2006, income associated with these swaps was not material to the financial statements.  At September 30, 2007 and December 31, 2006, the total gross notional amount of swap transactions outstanding was $43,246,209 and $40,900,000, respectively.  The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk.  The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans.  The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets.  Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with SFAS No. 133.  The amount remaining to be amortized is $30,000.  The amount included in accumulated other comprehensive loss is $18,012 and $180,120 as of September 30, 2007 and December 31, 2006, respectively.  For both nine month periods ended September 30, 2007 and 2006, the Company recognized expenses associated with unwinding the swap agreements of $270,000.   For both three month periods ended September 30, 2007 and 2006, $90,000 in expenses was recognized.

Accounting for Bank Owned Life Insurance

The Bank is the beneficiary of a policy that insures the lives of certain senior officers of the Bank and its subsidiaries.  The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated balance sheets.  Changes in the cash surrender value are recorded in other income.

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

On January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company determined there was no need to make an adjustment to retained earnings due to adoption of this interpretation.  The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 pertaining to any tax positions taken prior to January 1, 2007.   Should the accrual of any interest or penalties pertaining to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.  No such accruals exist as of September 30, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and returns for those states in which leasing activities are conducted.  These returns are subject to examination by taxing authorities for all years after 2002.

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

2.  STOCKHOLDERS’ EQUITY

The Company has 250,000 shares of preferred stock authorized.  No shares have been issued as of September 30, 2007.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first nine months of 2007, the Company did not repurchase any of its common shares.

Stock dividends would be recorded by transferring the aggregate market value of the shares issued from retained earnings to common stock and surplus.  Stock splits would be recorded by transferring the aggregate par value of the shares issued from surplus to common stock.  All per share information, included in the consolidated financial statements and the notes thereto, would be restated to give retroactive effect to any stock dividends and splits.  No stock dividends or splits were declared during the nine months ended September 30, 2007 and 2006.

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

For the Nine Months Ended September 30,	2007	2006
Net income	$5,759,715	$8,114,591
Average market price	$18.32	$16.92
Weighted average common shares outstanding	13,688,170	11,133,770
Dilutive effect of stock options and restricted stock grants	318,587	237,652
Adjusted common shares outstanding - diluted	14,006,757	11,371,422
Net income per share – basic	$0.42	$0.73
Net income per share – diluted	$0.41	$0.71
Antidilutive potential shares not included in the calculation	243,973	307,244

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at September 30, 2007 and December 31, 2006 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$18,370,323	$24,195	$(6,201)	$18,388,317
Government Agency securities	246,971,002	606,018	(222,064)	247,354,956
Corporate securities	15,107,942	1,199	(48,103)	15,061,038
Mortgage-backed securities and
collateralized mortgage obligations	249,491,144	881,372	(2,542,778)	247,829,738
Total securities available for sale	529,940,411	1,512,784	(2,819,146)	528,634,049
Total securities	$529,940,411	$1,512,784	$(2,819,146)	$528,634,049

December 31, 2006
Securities held to maturity:
Government Agency securities	$6,372,080	$-	$(11,044)	$6,361,036
Securities available for sale:
Obligations of states and political
subdivisions	14,327,627	194	(76,533)	14,251,288
Government Agency securities	294,793,218	201,199	(1,785,614)	293,208,803
Corporate securities	15,179,296	-	(152,776)	15,026,520
Mortgage-backed securities and
collateralized mortgage obligations	192,770,125	96,265	(3,944,316)	188,922,074
Total securities available for sale	517,070,266	297,658	(5,959,239)	511,408,685
Total securities	$523,442,346	$297,658	$(5,970,283)	$517,769,721

Information pertaining to securities with gross unrealized losses at September 30, 2007 and December 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$(305)	$459,695	$(5,896)	$372,265	$(6,201)	$831,960
Government Agency securities	(113,186)	59,390,120	(108,878)	48,716,369	(222,064)	108,106,489
Corporate securities	-	-	(48,103)	12,048,658	(48,103)	12,048,658
Mortgage-backed securities and
collateralized mortgage obligations	(114,029)	29,656,754	(2,428,749)	106,653,405	(2,542,778)	136,310,159
Total securities available for sale	(227,520)	89,506,569	(2,591,626)	167,790,697	(2,819,146)	257,297,266
Total securities	$(227,520)	$89,506,569	$(2,591,626)	$167,790,697	$(2,819,146)	$257,297,266

December 31, 2006
Securities held to maturity:
Government Agency securities	$(11,044)	$6,361,036	$-	$-	$(11,044)	$6,361,036

Securities available for sale:
Obligations of states and political
subdivisions	(27,791)	7,203,512	(48,742)	4,732,582	(76,533)	11,936,094
Government Agency securities	(65,247)	46,013,294	(1,720,367)	217,008,389	(1,785,614)	263,021,683
Corporate securities	(1)	2,012,780	(152,775)	12,011,740	(152,776)	14,024,520
Mortgage-backed securities and
collateralized mortgage obligations	(55,191)	24,855,918	(3,889,125)	141,565,475	(3,944,316)	166,421,393
Total securities available for sale	(148,230)	80,085,504	(5,811,009)	375,318,186	(5,959,239)	455,403,690
Total securities	$(159,274)	$86,446,540	$(5,811,009)	$375,318,186	$(5,970,283)	$461,764,726

The securities that have been in a continuous loss position for 12 months or longer at September 30, 2007 are categorized as:  (1) adjustable rate mortgage-backed securities totaling $31,183,820; (2) fixed rate mortgage-backed securities totaling $75,469,585; (3) fixed rate U.S. Government Agency securities totaling $48,716,369; (4) fixed rate corporate debt securities totaling $12,048,658; and (5) fixed rate municipal securities totaling $372,265.  The market value, and therefore the loss position, for each type of security responds differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

There is no subprime exposure in the Company’s securities portfolio.  Of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio,  97% are issued by U.S. Government-sponsored agencies.  The portfolio contains only three non-agency collateralized mortgage obligations totaling $6.3 million.  All three of these issues are rated AAA by at least one nationally recognized statistical rating agency and, accordingly, have both credit enhancement and credit support.  In addition, the portfolio contains only one collateralized debt obligation in the form of a bank only pooled trust preferred security totaling $10 million.  This issue is credit enhanced, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.

5.  LOANS AND LEASES

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans.  The Bank does not engage in subprime lending and thus there is no subprime exposure in the Company’s loan and lease portfolio.  In addition, the Bank’s adjustable-rate mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank does not offer payment option ARM or negative amortization loan products.

The recorded investment in loans and leases that are considered to be impaired, for the quarter ended September 30, 2007 and for the year ended December 31, 2006, is summarized below:

	For the Quarter Ended September 30, 2007	For the Year Ended December 31, 2006
Amount measured using the present value of expected future cash flows, discounted at each loan’s and lease’s effective interest rate	$-	$-
Impaired collateral-dependent loans and leases	7,353,110	1,490,677
Total amount evaluated as impaired	$7,353,110	$1,490,677
Average impaired loan and lease balance	$7,683,980	$3,035,134

As a result of the Company’s evaluation of impaired loans and leases, an allowance for loan and lease losses of approximately $3,021,000 and $775,000 was established for $6,798,966 and $1,490,677 of impaired loans and leases at September 30, 2007 and December 31, 2006, respectively.  No specific allowance was required for the remaining $554,144 of impaired loans and leases at September 30, 2007.  Interest income of $16,198 and $201,305 was recognized on impaired loans and leases for the nine months ended September 30, 2007 and 2006, respectively.  No interest income was recognized on impaired loans and leases for the three months ended September 30, 2007.  Interest income of $18,722 was recognized on impaired loans and leases for the three months ended September 30, 2006.

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2007 and 2006 is as follows:

	2007	2006
Balance, January 1	$16,411,925	$15,716,960
Provision charged to income	2,853,500	2,194,998
Charge-offs	(4,920,301)	(1,260,557)
Recoveries	313,782	265,197
Balance, September 30	$14,658,906	$16,916,598

6.  LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.3 million (including $1.9 million in interest and $0.3 million in penalties through March 2007).  After deducting the estimated Federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.5 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company’s income for calculation of the Company’s New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $6.7 million (including $1.2 million in interest and $0.5 million in penalties through September 2007).  After deducting the estimated Federal tax benefit of $2.3 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $4.4 million as of September 30, 2007. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

In June 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.  A hearing with an administrative law judge previously scheduled for July 2007 to consider such re-determination has been re-scheduled for April 2008.

Following a lengthy fourth-quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before Federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999 - 2001 period in the amount of $5.3 million (before Federal tax benefit) and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006.

Beginning in 2007, and until this matter is settled or resolved, the Company began to include earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this inclusion for the quarter and nine months ended September 30, 2007 was immaterial to the financial statements and earnings per share.

In order to limit the accrual of the statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and another $3.9 million in July 2007 for the period 2002 through 2006.

The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives prior to the currently scheduled hearing with an administrative law judge in April 2008.  No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether a settlement will be reached or whether the Company will receive any future tax benefits from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the impact on our results of operations, financial condition and liquidity may be material and adverse.

Purported Shareholder Derivative Suit

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The current members of the Special Litigation Committee are Nicos Katsoulis and the Honorable John J. LaFalce.

The lawsuit is pending.  The directors and officers subject to the lawsuit may, subject to certain conditions, be entitled to indemnification by the Company for all or a portion of any expenses or losses incurred by such directors and officers in connection with the lawsuit.  While we cannot predict or determine the outcome of this lawsuit, the potential expenses, including possible indemnification costs, associated with the litigation may be material.

Other

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

7.  REGULATORY CAPITAL

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under the capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the Federal banking regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the Federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  We believe that both the Company and the Bank exceed applicable regulatory capital requirements and that the Bank meets the requisite capital ratios to be well-capitalized as of September 30, 2007 and December 31, 2006.   There are no conditions or events subsequent to that date that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$122,861	7.51%	$65,473	4.00%	N/A	N/A
The Bank	$128,959	7.88%	$65,437	4.00%	$81,796	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$122,861	10.31%	$47,660	4.00%	N/A	N/A
The Bank	$128,959	10.83%	$47,616	4.00%	$71,424	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$147,520	12.38%	$95,321	8.00%	N/A	N/A
The Bank	$143,618	12.06%	$95,232	8.00%	$119,041	10.00%
As of December 31, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$111,764	6.30%	$70,953	4.00%	N/A	N/A
The Bank	$118,625	6.69%	$70,904	4.00%	$88,629	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$111,764	9.48%	$47,166	4.00%	N/A	N/A
The Bank	$118,625	10.07%	$47,111	4.00%	$70,666	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$136,524	11.58%	$94,333	8.00%	N/A	N/A
The Bank	$133,368	11.32%	$94,221	8.00%	$117,777	10.00%

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies.  Under these restrictions, at September 30, 2007, no dividends could be declared by the Bank without prior approval of the New York State Department of Banking.  The Company’s Board declared a cash dividend of $0.15 per share at its October 23, 2007 meeting.

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

No incentive stock options were granted during the first nine months of 2007.  At September 30, 2007, incentive stock options for the purchase of 633,579 shares were outstanding and exercisable.  The total intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was $2,401,769 and $115,232, respectively.  The total intrinsic value of exercisable shares at September 30, 2007, is $1,989,776.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2007	1,039,715	$14.25
Granted	-	-
Exercised	(320,124)	$11.71
Cancelled or forfeited	(86,012)	$20.34
Outstanding -
September 30, 2007	633,579	$14.73

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of September 30, 2007:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.28	158,733	3.2 years	$9.77	158,733	$9.77
$10.32 - $12.45	132,677	3.5 years	$11.82	132,677	$11.82
$13.09 - $13.61	128,374	4.1 years	$13.48	128,374	$13.48
$19.16 - $22.63	213,795	6.9 years	$20.96	213,795	$20.96
	633,579	4.7 years	$14.73	633,579	$14.73

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

In September 2006, the Company awarded 23,928 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company.  The restricted stock vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $321,716 to be expensed over the vesting period.  For the nine months ended September 30, 2007, $115,864 was recognized as compensation expense.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2007	23,928	$19.95
Granted	-	-
Vested	-	-
Cancelled or forfeited	(571)	$19.95
Nonvested - September 30, 2007	23,357	$19.95

At September 30, 2007, 478,924 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation

In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At September 30, 2007, none of these options were exercised or exercisable.

The restricted stock totals 83,612 shares and was awarded at an average price of $17.94 to be vested in 20 equal quarterly installments over five years.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Price Per Share
Nonvested - January 1, 2007	79,431	$17.94
Granted	-	-
Vested	(12,543)	$17.94
Nonvested - September 30, 2007	66,888	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,955,100 to be expensed over the vesting period.  For the nine months ended September 30, 2007, $359,100 was recognized as compensation expense.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  FEDERAL HOME LOAN BANK ADVANCES

The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $325,000,000 of collateral, including approximately $183,000,000 in commercial real estate mortgages that the Bank currently has pledged at the FHLB, approximately $248,000,000 of this line may be drawn on a term or overnight basis.  The FHLB line is renewed annually.

At September 30, 2007, approximately $222,000,000 in advances were outstanding under such lines of credit with the FHLB.  No advances were outstanding at December 31, 2006.  The average amount of advances outstanding and the weighted-average interest rate on such average amount outstanding for the nine months ended September 30, 2007 and the twelve months ended December 31, 2006 were $89,460,000 and $8,241,000, and 5.35% and 4.76%, respectively.

Of the advances outstanding at September 30, 2007, all were due to be repaid by October 5, 2007 and all were repaid on the date due.

10.  VOLUNTARY EXIT WINDOW PROGRAM

On March 27, 2007, the Board of Directors of the Company approved a Voluntary Exit Window Program for all employees of the registrant and its subsidiaries with twenty (20) years or more of continuous service, projected to December 31, 2007.  Any eligible employee who chose to participate in the Voluntary Exit Window Program received special termination benefits.  These benefits included a lump sum cash incentive payment of up to 105% of annual base salary, access to continued group health benefits for a limited period following termination, and outplacement counseling.  The Board of Directors took this action for a variety of business reasons, including, to increase operating efficiency by reducing overhead costs as part of an ongoing program to improve profitability.

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

11.  SUBSEQUENT EVENTS

On June 27, 2007, the Company announced a change in its cash dividend schedule to a quarterly declaration during the first month of each calendar quarter. Based on the new dividend schedule, the Company’s Board declared a cash dividend of $0.15 per share at its October 23, 2007 meeting.  The cash dividend will be paid on December 10, 2007 to stockholders of record on November 16, 2007.

On October 11, 2007, the Bank received approval from the New York State Department of Banking to open a branch at 780 Third Avenue (16th floor), New York, New York for the limited purposes of conducting lending activities, accepting non-cash deposits and opening deposit accounts, effective on or after October 12, 2007. The branch is expected to be open during January 2008.

On November 7, 2007, the Company received a notice of the Tax Department's intention to audit the Company's 2002-2006 franchise tax returns. Previously, the Company received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $6.7 million for the years 2002-2006. This increase in tax is based on the Tax Department’s assertion that the Delaware Subsidiaries, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. This $6.7 million potential tax liability is in addition to the $5.3 million tax liability asserted by the Tax Department for the years 1999-2001. The Company established a reserve of $10 million during the fourth quarter of 2006 (before Federal tax benefit) for potential tax liabilities for the years 1999-2006. In order to limit the accrual of the statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and another $3.9 million in July 2007 for the period 2002 through 2006. The Company continues to dispute the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives available to it.  See Note 6 to the Company’s Notes to Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q is a specimen form of Amended and Restated Change of Control Employment Agreement.  In the event that the Company enters into Amended and Restated Change in Control Agreements with additional executive officers, the Company intends to use the form of Amended and Restated Change of Control Employment Agreement filed herewith.  When executed the Amended and Restated Change of Control Employment Agreement will supersede any existing agreement with the named executive officer covering the same subject matter and are designed to comply with provisions of the section 409A of the Internal Revenue Code of 1986, regulating non-qualified deferred compensation plans, that may apply to employment agreements.

The Amended and Restated Employment Agreement provides each executive with severance benefits payable in the event of discharge without cause or resignation with good reason in connection or with a prescribed period following a change of control of the Company (the “Employment Period”).  Severance benefits include a multiple of base salary rate and recent annual bonus (the “Severance Multiple”) and a continuation of health, medical and other insurance benefits for a period of years following termination (the “Benefits Continuation Period”).  Severance benefits are capped at the maximum  amount that may be paid without triggering an excise tax under section 4999 of the Internal Revenue Code of 1986 or resulting in a loss of deductibility under section 280G of the Internal Revenue Code of 1986.  In consideration for the severance benefits, each executive officer agrees to observe covenants that protect the Company’s confidential and proprietary information, to refrain from disparaging the Company, and for one year following termination, to refrain from soliciting or interfering with the Company’s relationships with its customers and employees.

As of November 9, 2007, the Company has entered into Amended and Restated Change of Control Employment Agreements with the following individuals:

Name	Employment Period (Years)	Severance Multiple	Benefits Continuation Period (Years)
Frederick C. Braun, III	Three years	Two	Two years
Patricia M. Schaubeck	Three years	Two	Two years

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

Executive Summary– State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed in 1986.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly-owned subsidiaries, State Bancorp Capital Trust I and II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio, SB Financial, SWLC, New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY.  Of the Bank’s branch locations, eight are in Nassau County, five are in Suffolk County and three are in Queens County.  The Bank recently received approval from the New York State Department of Banking to establish a limited-purpose branch in Manhattan, which is expected to open in January 2008.  The Bank offers a full range of banking services to individuals, corporations, municipalities and small to medium-sized businesses.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, personal loans, residential loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking.  In addition, the Bank also provides access to annuity products, mutual funds and a wide range of wealth management and financial planning services.  The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.  The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans.

SB Portfolio and SB Financial are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank and the Company while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank.  The Company also owns SWLC, a nationwide provider of business equipment leasing that has been conducting business for over thirty years.

As of September 30, 2007, the Company, on a consolidated basis, had total assets of approximately $1.7 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $113 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three and nine months ended September 30, 2007 and 2006

	Three months				Nine months
			Over/				Over/
			(under)				(under)
	2007	2006	2006		2007	2006	2006
Revenue (1)	$16,237	$16,678	(2.6)%		$48,658	$50,811	(4.2)%
Operating expenses	$10,832	$12,481	(13.2)%		$37,213	$36,831	1.0%
Provision for loan and lease losses	$653	$788	(17.1)%		$2,854	$2,195	30.0%
Net income	$3,083	$2,385	29.3%		$5,760	$8,115	(29.0)%
Net income per share - diluted	$0.22	$0.20	10.0%		$0.41	$0.71	(42.3)%
Return on average total stockholders' equity	11.21%	15.22%	(401)	bp	7.15%	18.16%	(1,101)	bp
Tier I leverage ratio	7.51%	4.48%	303	bp	7.51%	4.48%	303	bp
Tier I risk-based capital ratio	10.31%	6.47%	384	bp	10.31%	6.47%	384	bp
Total risk-based capital ratio	12.38%	8.61%	377	bp	12.38%	8.61%	377	bp
bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.

The Company has experienced deposit and loan pricing pressures that are not expected to abate during the current year. The Company’s core niche of small business, middle market commercial and industrial and municipal customers is under pressure from an ever expanding array of competitors entering the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation.  The Company expects to continue to expand its staff of professional bankers in several areas to achieve the foregoing objectives.  We anticipate that future industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented commercial bankers to its staff to support future growth and market penetration.  Having successfully completed a senior management transition earlier this year, the Company is poised to focus on the basics of commercial banking: loan growth, deposit generation, increased market share, improved operational efficiency and enhanced brand building.

The Company recorded net income of $3.1 million and $2.4 million for the third quarter of 2007 and 2006, respectively. The increase in net income during 2007 primarily reflects a decrease in total operating expenses partially offset by a decrease in net interest income. Basic earnings per common share of $0.22 were recorded in the third quarter of 2007 versus $0.21 in the third quarter of 2006.  Diluted earnings per common share of $0.22 and $0.20 were recorded in the third quarter of 2007 and 2006, respectively.  The decrease in total operating expenses in 2007 primarily reflects reductions in legal expenses and salaries and other employee benefits.  As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, on January 24, 2007, the Company signed a final settlement agreement with HSA Residential Mortgage Services of Texas in connection with the previously reported warehouse lender litigation related to Island Mortgage Network, Inc. (“IMN”). The financial impact of the settlement was recorded by the Company during the fourth quarter of 2006.  No IMN-related legal expenses were recorded in the third quarter of 2007.  Expenses associated with an appeal of the January 2006 IMN trial verdict are included in the results for the third quarter of 2006 and account, in part, for the decrease in legal expenses in the third quarter of 2007 versus 2006.  The Company is a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1. – “Legal Proceedings”). Third quarter 2007 legal expenses include outside counsel fees relating to this matter. The decrease in salaries and other employee benefits in the third quarter of 2007 compared to the third quarter of 2006 was impacted largely by a reduction of $500 thousand in accrued 2007 executive incentive compensation expense, reflecting an anticipated reduction in awards to be granted for the 2007 calendar year.  The decline in net interest income for the third quarter of 2007 primarily reflects continued pressure on deposit and loan pricing that has narrowed the Company’s net interest margin.

Total assets of the Company were $1.7 billion at September 30, 2007 compared to $1.8 billion at December 31, 2006.  This decrease was primarily attributable to declines in overnight securities purchased under agreements to resell and federal funds sold of $131 million and $29 million, respectively, resulting largely from the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs.  At September 30, 2007, total deposits were $1.3 billion compared to $1.6 billion at December 31, 2006.  Short-term borrowed funds, primarily federal funds purchased and Federal Home Loan Bank of New York (“FHLB”) advances, totaled $231 million at September 30, 2007, compared to no such borrowings at year-end 2006.  The increase in borrowings was a replacement for higher-cost maturing retail CDs and municipal deposits.

As a result of the increase in the Company’s net income in the third quarter of 2007 versus the third quarter of 2006, return on average assets improved to 0.74% in the third quarter of 2007 from 0.58% in the third quarter of 2006.  Reflecting higher stockholders’ equity in the third quarter of 2007 versus the third quarter of 2006, return on average stockholders’ equity declined to 11.21% in the third quarter of 2007 from 15.22% in the third quarter of 2006.  Due to the combined effect of the interest rate environment prevailing in 2007 coupled with competition in both loan and deposit pricing, the Company’s net interest margin narrowed by 16 basis points to 3.89% in the third quarter of 2007 from 4.05% in the third quarter of 2006.

The Company’s primary market area of Nassau, Suffolk and Queens Counties provides tremendous opportunity for deposit growth and commercial and industrial lending.  The recent softening of the real estate market does not appear to have impacted the Company to any significant degree; however, management and staff at the Company continue to monitor this market very closely.  To date, we have not experienced an adverse impact from the subprime mortgage crisis since, by policy, we do not engage in subprime lending.  Further, the primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans with residential lending constituting 10% of our total loan portfolio at September 30, 2007.  Loan demand remains stable, and the Company is poised to expand its loan portfolio.  The Company’s securities portfolio contains no subprime structured debt, exotic structures or other hard to value instruments.  At September 30, 2007, the market value of the securities portfolio represented 99.8% of book value thereby exhibiting virtually no depreciation.  Additionally the Company’s liquidity remains strong as a result of our deposit base, ample borrowing capacity secured by liquid assets and other funding sources.  Management of the Company is aware, however, that economic conditions are inextricably linked to both the outlook for interest rates and consumer and business confidence. These issues, coupled with an uncertain long-term outlook for local real estate values, may negatively impact near-term economic growth in the Company’s trade area.

Recognizing the economic uncertainty previously noted, we expect to achieve annual loan growth of approximately 3% to 4% in the Company’s core competencies of commercial and industrial credits and commercial mortgages during 2007.  We expect that interest rate spreads will continue to tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loan and lease offerings. Funding costs are expected to rise during 2007 as competitive pressures are expected to push up deposit rates and the continued disintermediation of low cost core deposit balances into CD products remains a factor. Management expects that, notwithstanding the shape of the yield curve, the Company’s net interest margin may continue to decline modestly during the remainder of 2007 from current levels.

It is management’s intent for the Company’s branch network to provide funding to support anticipated asset growth, supplemented with short-term borrowings as needed.  The Company will continue to pursue product delivery and back office expense reductions and operating efficiencies along with revenue-generating sales initiatives to improve net income.  Some of these initiatives may result in the recording of initial implementation costs to allow the realization of longer term financial benefits.

Critical Accounting Policies, Judgments and Estimates - The discussion and analysis of the financial condition and results of operations of the Company are based on the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which are prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses.  Management evaluates those estimates and assumptions on an ongoing basis, including those related to the allowance for loan and lease losses, income taxes, other-than-temporary impairment of investment securities and recognition of contingent liabilities.  Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances.  These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from those estimates under different assumptions or conditions.

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
2.00%
1.50%
1.00%
0.50%
0.00%
Allowance as a % of total loans and leases
12/31/03
12/31/04
12/31/05
12/31/06
9/30/07
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

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.3 million (including $1.9 million in interest and $0.3 million in penalties through March 2007).  After deducting the estimated Federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.5 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company’s income for calculation of the Company’s New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $6.7 million (including $1.2 million in interest and $0.5 million in penalties through September 2007).  After deducting the estimated Federal tax benefit of $2.3 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $4.4 million as of September 30, 2007. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

In June 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.  A hearing with an administrative law judge previously scheduled for July 2007 to consider such re-determination has been re-scheduled for April 2008.

Following a lengthy fourth-quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before Federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999 - 2001 period in the amount of $5.3 million (before Federal tax benefit) and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006.

Beginning in 2007, and until this matter is settled or resolved, the Company began to include earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this inclusion for the quarter and nine months ended September 30, 2007 was immaterial to the financial statements and earnings per share.

In order to limit the accrual of the statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and another $3.9 million in July 2007 for the period 2002 through 2006.

On November 7, 2007, the Company received a notice of the Tax Department's intention to audit the Company's 2002-2006 franchise tax returns. Previously, the Company received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $6.7 million for the years 2002-2006. This increase in tax is based on the Tax Department’s assertion that the Delaware Subsidiaries, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. This $6.7 million potential tax liability is in addition to the $5.3 million tax liability asserted by the Tax Department for the years 1999-2001.

The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives prior to the currently scheduled hearing with an administrative law judge in April 2008.  No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether a settlement will be reached or whether the Company will receive any future tax benefits from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the impact on our results of operations, financial condition and liquidity may be material and adverse.

Other-Than-Temporary Impairment of Investment Securities– If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

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

Material Changes in Financial Condition - Total assets of the Company were $1.7 billion at September 30, 2007.  When compared to December 31, 2006, total assets decreased by $114 million or 6%.  This was primarily attributable to declines in overnight securities purchased under agreements to resell and federal funds sold of $131 million and $29 million, respectively, resulting largely from the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs.  FHLB stock increased $10 million as a function of our increased FHLB borrowings.  The loan and lease portfolio grew by $27 million or 3% since year-end 2006, resulting primarily from an increase in commercial mortgages.

At September 30, 2007, total deposits were $1.3 billion, a decrease of $295 million or 19% when compared to December 31, 2006.  This was largely attributable to decreases in time deposits of $100,000 or more and other time deposits of $53 million and $122 million, respectively.  In addition, NOW and money market accounts declined $80 million and $20 million, respectively.  The decline in deposits, as mentioned previously, primarily reflects the withdrawals of municipal deposits and maturing high-yield CD balances.  Core deposit balances, consisting of demand, savings, money market and NOW deposits, represented approximately 68% of total deposits at September 30, 2007 compared to 60% at year-end 2006.  Core deposit balances provide low-cost funding that allows the Company to reduce its dependence on higher-cost borrowings.  Short-term borrowed funds, primarily federal funds purchased and FHLB advances, totaled $231 million at September 30, 2007, compared to no such borrowings at year-end 2006.  The increase in borrowings was a replacement for higher-cost maturing retail CDs and municipal deposits.

Capital Resources - Total stockholders’ equity amounted to $113 million at September 30, 2007, representing increases of $8 million and $48 million, respectively, from December 31 and September 30, 2006.  The increase from the year ago period largely reflects the $36 million in net proceeds, after deducting commissions and expenses, from the Company’s private placement offering in December 2006.  The increase from December 31, 2006 can be attributed to internal capital generation, defined as earnings less cash dividends paid on common stock, as well as increases in other comprehensive income and shareholder dividend reinvestment.  Internal capital generation is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines. The Company has no current plans or commitments for capital utilization or expenditures that would affect its current capital position or would impact its future financial performance.

At September 30, 2007, the Bank’s Tier I leverage ratio was 7.88% while its risk-based capital ratios were 10.83% for Tier I capital and 12.06% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

Table 2-1 summarizes the Company’s capital ratios as of September 30, 2007 and compares them to current minimum regulatory guidelines and December 31 and September 30, 2006 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
September 30, 2007	7.51%	10.31%	12.38%
December 31, 2006	6.30%	9.48%	11.58%
September 30, 2006	4.48%	6.47%	8.61%

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. Currently, based on a New York State law, the Bank is prohibited from declaring dividends without advance regulatory approval.  The Bank presently intends to make application for permission to declare dividends when deemed appropriate, and among the factors to be considered are the Bank’s profitability, financial condition, capital expenditures and other cash flow requirements.  The Company cannot make any assurances that the Bank will, or will be able to, declare dividends at any specific time in the future.

The Company declared two cash dividends, each $0.15 per share, on its common stock during the first nine months of 2007.  As reported in the Company’s Form 8-K filing with the SEC on June 27, 2007, the Company announced a change in its cash dividend schedule to a quarterly declaration during the first month of each calendar quarter. Since the Company recorded a net loss in 2005 following the issuance of the IMN jury verdict, the quarterly cash dividend had been on an irregular schedule due to advance approval required from the New York State Banking Department (the “Banking Department”), the Bank’s primary regulator, for the Bank to pay dividends to the Company.  Based on the new dividend schedule and the approval received on October 22, 2007 from the Banking Department, the Company’s Board declared a cash dividend of $0.15 per share at its October 23, 2007 meeting.  The cash dividend will be paid on December 10, 2007 to stockholders of record as of November 16, 2007.

The Company did not repurchase any shares of its common stock during the first nine months of 2007 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Company does not presently expect to repurchase stock during 2007.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which currently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The weighted average rate on all trust preferred securities outstanding was 8.57% and 8.51% for the third quarter of 2007 and 2006, respectively, and 8.53% and 8.13% for the first nine months of 2007 and 2006, respectively.

Although the Company may be dependent on Bank dividends to pay the interest on the junior subordinated debentures associated with its trust preferred securities, and the Bank may not be able to declare dividends, such junior subordinated debentures allow for up to two extension periods of 20 consecutive quarters each during which time payment of interest may be deferred by the Company.  As such, the Company would not be in default if it were unable to pay interest on these junior subordinated debentures.

During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

Liquidity and Off-Balance Sheet Arrangements - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale.  Such liquid assets declined to $529 million at September 30, 2007 from $671 million at December 31, 2006, resulting largely from the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs.  Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

Liquidity is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds.  After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost.  These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding.  Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions.  Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources, while deposit flows and securities prepayments are somewhat less predictable in nature, as they are often subject to external factors beyond the control of management. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Funds Management Committee and the Asset/Liability Management Committee (the “ALCO”) are jointly responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  The ALCO monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At September 30, 2007, access to approximately $248 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  At September 30, 2007, approximately $82 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At September 30, 2007, approximately $222 million and $9 million were outstanding under such lines of credit with the FHLB and correspondent banks, respectively.  In addition, also available was a $10 million secured revolving line of credit with a correspondent bank which matures on January 31, 2008, of which no amount was outstanding at September 30, 2007.  Pursuant to authorization limits set by the Board, management may also access the brokered deposit market for funding.  As of September 30, 2007, no brokered deposits were outstanding.  As the Company’s liquidity remains strong due to its deposit base, ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At September 30, 2007 and 2006, commitments to originate loans and commitments under unused lines of credit amounted to approximately $315 million and $301 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2007 and 2006, letters of credit outstanding were approximately $17 million and $18 million, respectively.  At September 30, 2007 and 2006, the uncollateralized portion was approximately $3 million and $2 million, respectively.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At September 30, 2007, the total gross notional amount of swap transactions outstanding was $43 million as compared to $35 million at September 30, 2006.

Also outstanding were various leases covering certain equipment, branches, office space and land.  The minimum payments under these leases, certain of which contain escalation clauses, are as follows: for the remainder of 2007, $700 thousand; in 2008, $3.2 million; in 2009, $3.0 million; in 2010, $2.6 million; in 2011, $2.1 million; and the remainder to 2018, $3.5 million.

Contractual Obligations– Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of September 30, 2007.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Leases covering various equipment, branches, office space and land	$15,086	$3,165	$5,776	$3,490	$2,655
Time deposits	408,390	360,293	32,315	15,580	202
Federal funds purchased	9,000	9,000	-	-	-
FHLB borrowings	222,000	222,000	-	-	-
Obligations under equipment lease financing	38	26	12	-	-
Subordinated notes	10,000	-	-	-	10,000
Junior subordinated debentures	20,620	-	-	-	20,620
	$685,134	$594,484	$38,103	$19,070	$33,477

Material Changes in Results of Operations for the Three Months Ended September 30, 2007 versus the Three Months Ended September 30, 2006 - Net income for the three months ended September 30, 2007 was $3.1 million, an increase of $698 thousand or 29.3%, when compared to the same 2006 period, principally as a result of a reduction in total operating expenses.

As shown in Table 2-2 (A) following this discussion, net interest income decreased by 2.2% to $14.9 million as the result of a 16 basis point decline in the Company’s net interest margin to 3.89% in 2007.  The decline in the Company’s net interest margin was due primarily to the interest rate environment prevailing in 2007, characterized by higher short term rates and relative lack of slope in the yield curve, combined with significant competition in loan and deposit pricing.  Partially offsetting the narrower margin was a 2% increase in average interest-earning assets, primarily loans and leases. Growth in commercial loans, commercial mortgages and leases resulted in a 5% increase in average loans and leases outstanding to $1.0 billion during the third quarter of 2007 versus the comparable period in 2006.  The average investment portfolio contracted by 2% to $517 million during the third quarter of 2007 versus the comparable period in 2006, principally due to a decline in government agency securities.  Funding the increase in interest-earning assets were increases in average borrowings, consisting primarily of FHLB overnight and short-term advances, and stockholders’ equity of $149 million and $47 million, respectively.  This funding partially offset the $108 million decrease in average deposits that resulted primarily from outflows of savings and retail CD balances.  Average core deposit balances, consisting of demand, savings, money fund and NOW deposits, declined by $50 million in the third quarter of 2007 to $885 million as compared to the third quarter of 2006.  Core deposits provided funding at an average cost of 1.91% in the third quarter of 2007.

The narrowing of the Company’s net interest margin to 3.89% during the third quarter of 2007 from 4.05% a year ago resulted from a 34 basis point increase in the Company’s cost of funds, principally due to competitive liability pricing pressure combined with a shift in the funding mix from core deposits to borrowings.  This higher cost of funds was offset somewhat by an 18 basis point increase in the Company’s earning asset yield to a weighted average rate of 7.13%.  The higher asset yield resulted from the impact of higher rates and growth in loans and leases from the comparable 2006 period.  The higher yield was achieved despite the competitive pressures we face on pricing our loan products that caused the average yield on loans and leases to decline by 12 basis points, which helped result in the average yield on all interest earning assets to increase at a slower pace than our average cost of funds.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three and nine months ended September 30, 2007 and 2006

	Three months			Nine months
			Over/			Over/
			(under)			(under)
	2007	2006	2006	2007	2006	2006
Net interest income	$14,933	$15,269	(2.2)%	$44,566	$46,493	(4.1)%
Service charges on deposit accounts	448	563	(20.4)%	1,587	1,818	(12.7)%
Net security losses	(15)	(38)	(60.5)%	(50)	(97)	(48.5)%
Income from bank owned life insurance	263	264	(0.4)%	824	747	10.3%
Other operating income	608	620	(1.9)%	1,731	1,850	(6.4)%
Total revenue	$16,237	$16,678	(2.6)%	$48,658	$50,811	(4.2)%

Non-interest income totaled $1.3 million for the third quarter of 2007 as compared to $1.4 million for the third quarter of 2006.  Reductions in deposit-related fees and overdraft charges resulting from a lower level of overdrafts was the primary reason for the decrease in non-interest income in the third quarter of 2007 as compared to 2006.

The provision for loan and lease losses decreased by $136 thousand to $653 thousand during the third quarter of 2007 versus the comparable period in 2006 as the third quarter 2006 amount primarily reflects one credit at the Bank’s leasing subsidiary.  The Company recorded net loan and lease charge-offs of $2.4 million and $275 thousand for the third quarter of 2007 and 2006, respectively. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three and nine months ended September 30, 2007 and 2006

	Three months			Nine months
			Over/			Over/
			(under)			(under)
	2007	2006	2006	2007	2006	2006
Salaries and other employee benefits	$6,294	$6,957	(9.5)%	$23,881	$20,147	18.5%
Occupancy	1,404	1,245	12.8%	4,046	3,706	9.2%
Equipment	283	300	(5.7)%	936	907	3.2%
Legal	526	1,375	(61.7)%	1,006	5,233	(80.8)%
Marketing and advertising	291	346	(15.9)%	1,209	1,040	16.3%
Credit and collection	251	155	61.9%	756	529	42.9%
Audit and assessment	279	627	(55.5)%	856	1,185	(27.8)%
Other operating expenses	1,504	1,476	1.9%	4,523	4,084	10.7%
Total operating expenses	$10,832	$12,481	(13.2)%	$37,213	$36,831	1.0%

Total operating expenses decreased by 13.2% to $10.8 million during the third quarter of 2007 when compared to the third quarter of 2006.  The decrease in total operating expenses primarily reflects reductions in legal expenses and salaries and other employee benefits.  As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, on January 24, 2007, the Company signed a final settlement agreement with HSA Residential Mortgage Services of Texas in connection with the previously reported warehouse lender litigation related to IMN. The financial impact of the settlement was recorded by the Company during the fourth quarter of 2006.  No IMN-related legal expenses were recorded in the third quarter of 2007.  Expenses associated with an appeal of the January 2006 IMN trial verdict are included in the results for the third quarter of 2006 and account for the decrease in legal expenses in the third quarter of 2007 versus 2006.  The Company is a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1. – “Legal Proceedings”).  Third quarter 2007 legal expenses include $500 thousand in outside counsel fees relating to this matter. The reduction in salaries and other employee benefits in the third quarter of 2007 compared to the third quarter of 2006 reflect in part a reserve reduction of $500 thousand in accrued 2007 executive incentive compensation expense, reflecting an anticipated reduction in awards for the 2007 calendar year.  The decrease in salaries and other employee benefits was also due to expense reductions attributable to the previously announced Voluntary Exit Window program completed in the second quarter of 2007, previously discussed in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements contained herein.

Occupancy expenses increased primarily due to higher rental, utility, maintenance and building depreciation costs, while the decrease in marketing and advertising expenses is attributable to less television and radio advertising in the third quarter of 2007 as compared to 2006.  Credit and collection expenses grew due to higher costs associated with increased loan collection efforts and increased credit report expenses.  The decrease in audit and assessment expenses in the third quarter of 2007 versus the third quarter of 2006 reflects the Company’s share of a one-time assessment credit distributed by the Federal Deposit Insurance Corporation (“FDIC”).

Largely due to the decrease in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 65.7% in the third quarter of 2007 versus 73.7% in the third quarter of 2006.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.62% for the third quarter of 2007 as compared to 3.04% in 2006, reflecting the decrease in total operating expenses.

Income tax expense increased by $646 thousand in the third quarter of 2007 as compared to 2006. The Company’s effective tax rate was 35.1% in 2007 and 30.0% in 2006.  The increase in the third quarter effective tax rate in 2007 was due to an increase in income subject to the Federal marginal tax rate.

Material Changes in Results of Operations for the Nine Months Ended September 30, 2007 versus the Nine Months Ended September 30, 2006 - Net income for the nine months ended September 30, 2007 was $5.8 million, a decrease of $2.4 million when compared to the same 2006 period. The factors contributing to the decline in earnings were a 4.1% decrease in net interest income, lower non-interest income and increases in the provision for loan and lease losses and total operating expenses.

As shown in Table 2-2 (B) following this narrative, the decrease of $1.9 million in net interest income for the first nine months of 2007 versus the comparable period in 2006 resulted from a 54 basis point increase in the Company’s cost of funds, partially offset by a 3% or $51 million increase in average interest-earning assets, primarily loans and leases, and a 25 basis point increase in the Company’s earning asset yield to a weighted average rate of 7.06%.  Funding the growth in interest-earning assets were increases in average borrowings, consisting primarily of FHLB overnight and short-term advances, and stockholders’ equity of $81 million and $48 million, respectively.  The Company’s net interest margin of 3.80% for the first nine months of 2007 represents a decline of 29 basis points from 4.09% one year ago and reflects the impact of higher interest rates and a shift in the Company’s funding mix to a greater percentage of time deposits versus core funding during 2007.

Total non-interest income decreased 5.2% to $4.1 million for the first nine months of 2007 compared to 2006 principally as a result of reductions in deposit service charges and other operating income.  The provision for loan and lease losses increased for the first nine months of 2007 as compared to 2006 as both net charge-offs and non-performing assets were higher in 2007.  The Company recorded net loan and lease charge-offs of $4.6 million and $995 thousand for the first nine months of 2007 and 2006, respectively.  The increase in charge-offs during the first nine months of 2007 versus the comparable period in 2006 was primarily due to a charge-off in 2007 related to one commercial loan relationship (see “Asset Quality” contained herein) and write-downs on loans transferred to held for sale in the third quarter of 2007.

Total operating expenses increased by $382 thousand in the first nine months of 2007 compared with 2006 mainly due to a $3.7 million increase in salaries and other employee benefits expenses, $3.1 million of which was the result of the 2007 Voluntary Exit Window Program, and increases in occupancy and other operating expenses, substantially offset by a reduction of $4.2 million in legal expenses in 2007.  The Company’s operating efficiency ratio was 75.3% for the first nine months of 2007 and 71.4% for the first nine months of 2006.  The Company’s ratio of total operating expenses to average total assets was 2.94% for the first nine months of 2007 and 2.99% for the first nine months of 2006.

Asset Quality– There is no subprime exposure in the Company’s securities portfolio.  Of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio, 97% are issued by U.S. Government-sponsored agencies. The portfolio contains only three non-agency collateralized mortgage obligations totaling $6.3 million.  All three of these issues are rated AAA by at least one nationally recognized statistical rating agency and, accordingly, have both credit enhancement and credit support.  In addition, the portfolio contains only one collateralized debt obligation in the form of a bank only pooled trust preferred security totaling $10 million.  This issue is credit enhanced, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.  The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages, the majority of which are fully secured by collateral with market values in excess of the carrying value of the underlying loans.  The Bank does not engage in subprime lending and thus there is no subprime exposure in the Company’s loan and lease portfolio.  In addition, the Bank’s adjustable-rate mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank does not offer payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $8 million at September 30, 2007, $2 million at December 31, 2006 and $3 million at September 30, 2006.  The increase in non-accrual loans and leases at September 30, 2007 resulted from the addition of one commercial loan relationship to non-accrual status during the first quarter of 2007.  While this long-term relationship had been on the Bank’s internal watch list for deteriorating credit conditions, the borrower abruptly ceased operations at the end of the first quarter of 2007 and subsequently filed for bankruptcy.  The collateral for this commercial loan relationship consists of receivables and related job claims, and commercial real estate.  The Bank is pursuing its secured claims through the bankruptcy court and expects to recover all remaining balance sheet receivables.  At September 30, 2007, December 31, 2006 and September 30, 2006, the Company held no OREO and there were no restructured accruing loans and leases. Loans and leases 90 days or more past due and still accruing interest totaled $371 thousand at September 30, 2007, $13 thousand at December 31, 2006 and $51 thousand at September 30, 2006.

The allowance for loan and lease losses amounted to $15 million or 1.5% of total loans and leases at September 30, 2007, $16 million or 1.7% of total loans and leases at December 31, 2006, and $17 million or 1.8% of total loans and leases at September 30, 2006.  The reduction in the allowance as a percentage of the total loan and lease portfolio at September 30, 2007 versus both December 31 and September 30, 2006 is primarily due to charge-offs of classified watch list loans and loans that were transferred to held for sale in the third quarter of 2007. The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 191% at September 30, 2007 from 754% at December 31, 2006 and 549% one year ago, caused primarily by deterioration of the relationship cited in the immediately preceding paragraph.  Management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.  At September 30, 2007 there were only two residential relationships on the watch list, representing 3% of total watch list loans.  As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  Management has also retained a workout specialist who will be responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers will no longer maintain control over such relationships. As of September 30, 2007, the Bank had 38 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $45.0 million, compared to 38 relationships, including non-accrual loans and leases, with an aggregate value of $51.6 million at December 31, 2006.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  Management also believes that the growth in the secondary market for distressed debt will provide it with opportunities to exit such relationships sooner and with less risk of extended workout procedures and the attendant costs.  However, we cannot give any assurance that such secondary market will be able to absorb all or a significant portion of such relationships.

$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
Total non-performing assets (in thousands)
800.00%
700.00%
600.00%
500.00%
400.00%
300.00%
200.00%
100.00%
0.00%
Allowance as a % of total non-performing assets
12/31/03
12/31/04
12/31/05
12/31/06
9/30/07
For the Period Ended
Total non-performing assets
Allowance as a % of total non-performing assets

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. The softening of the local real estate market and the associated downward trend in the local economy have thus far impacted the Company’s loan portfolio to a limited extent.  It will continue to be closely reviewed during the remainder of 2007.  Due to the uncertainties cited above, management expects to record loan and lease charge-offs in future periods, which management believes have been adequately reserved for in the allowance for loan and lease losses reported at September 30, 2007.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2007 and 2006
(dollars in thousands)

	2007			2006
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$516,884	$6,455	4.95%	$529,816	$6,003	4.50%
Federal Home Loan Bank and other restricted stock	8,494	231	10.79	1,794	19	4.20
Federal funds sold	2	-	-	18,891	248	5.21
Securities purchased under agreements to
resell	2,989	37	4.91	1,522	20	5.21
Interest-bearing deposits	1,370	17	4.92	1,318	16	4.82
Loans and leases (3)	1,003,747	20,816	8.23	951,922	20,046	8.35
Total interest-earning assets	1,533,486	$27,556	7.13%	1,505,263	$26,352	6.95%
Non-interest-earning assets	109,660			124,577
Total Assets	$1,643,146			$1,629,840

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$567,816	$4,270	2.98%	$613,572	$4,175	2.70%
Time deposits	440,431	5,450	4.91	498,208	5,962	4.75
Total savings and time deposits	1,008,247	9,720	3.82	1,111,780	10,137	3.62
Federal funds purchased	10,318	140	5.38	3,386	47	5.51
Other temporary borrowings	148,826	1,981	5.28	6,966	125	7.12
Subordinated notes	10,000	231	9.16	10,000	230	9.13
Junior subordinated debentures	20,620	467	8.99	20,620	464	8.93
Total interest-bearing liabilities	1,198,011	$12,539	4.15%	1,152,752	$11,003	3.79
Demand deposits	317,381			321,475
Other liabilities	18,675			93,440
Total Liabilities	1,534,067			1,567,667
Stockholders' Equity	109,079			62,173
Total Liabilities and Stockholders' Equity	$1,643,146			$1,629,840
Net interest income/margin		$15,017	3.89%		$15,349	4.05%
Less tax-equivalent basis adjustment		(84)			(80)
Net interest income		$14,933			$15,269

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $52 and $47 in 2007 and 2006, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $32 and $33 in 2007 and 2006, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2007 and 2006
(dollars in thousands)

	2007			2006
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$518,053	$18,797	4.85%	$535,254	$18,251	4.56%
Federal Home Loan Bank and other restricted stock	5,793	328	7.57	2,122	87	5.48
Federal funds sold	8,203	319	5.20	15,724	588	5.00
Securities purchased under agreements to
resell	45,110	1,786	5.29	46,778	1,635	4.67
Interest-bearing deposits	1,446	53	4.90	1,096	39	4.76
Loans and leases (3)	999,929	62,015	8.29	926,351	57,216	8.26
Total interest-earning assets	1,578,534	$83,298	7.06%	1,527,325	$77,816	6.81%
Non-interest-earning assets	113,064			117,043
Total Assets	$1,691,598			$1,644,368

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$610,143	$13,871	3.04%	$659,720	$12,925	2.62%
Time deposits	503,215	18,624	4.95	473,294	15,907	4.49
Total savings and time deposits	1,113,358	32,495	3.90	1,133,014	28,832	3.40
Federal funds purchased	7,323	299	5.46	3,740	139	4.97
Other temporary borrowings	89,509	3,612	5.40	12,088	481	5.32
Subordinated notes	10,000	691	9.24	4,212	286	9.08
Junior subordinated debentures	20,620	1,382	8.96	20,620	1,321	8.57
Total interest-bearing liabilities	1,240,810	$38,479	4.15%	1,173,674	$31,059	3.54%
Demand deposits	318,232			325,127
Other liabilities	24,839			85,821
Total Liabilities	1,583,881			1,584,622
Stockholders' Equity	107,717			59,746
Total Liabilities and Stockholders' Equity	$1,691,598			$1,644,368
Net interest income/margin		$44,819	3.80%		$46,757	4.09%
Less tax-equivalent basis adjustment		(253)			(264)
Net interest income		$44,566			$46,493

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $160 in 2007 and 2006.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $93 and $104 in 2007 and 2006, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
September 30, 2007 versus December 31, 2006 and September 30, 2006
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	9/30/2007	12/31/2006	9/30/2006
Non-accrual Loans and Leases	$7,673	$2,177	$3,079
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$7,673	$2,177	$3,079

Loans and Leases 90 Days or More Past Due and Still Accruing	$371	$13	$51
Gross Loans and Leases Outstanding	$1,009,077	$983,725	$952,716

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	9/30/2007	12/31/2006	9/30/2006
Beginning Balance	$16,436	$16,917	$16,403
Provision	653	295	788
Net Charge-Offs	(2,430)	(800)	(275)
Ending Balance	$14,659	$16,412	$16,916

KEY RATIOS:
	Period Ended
	9/30/2007	12/31/2006	9/30/2006
Allowance as a % of Total Loans and Leases	1.5%	1.7%	1.8%

Non-accrual Loans and Leases as a % of Total Loans and Leases	0.8%	0.2%	0.3%

Non-performing Assets as a % of Total Loans and Leases and OREO (1)	0.8%	0.2%	0.3%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	191.0%	753.9%	549.4%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	182.2%	749.4%	540.4%

(1) For purposes of calculating this ratio, non-performing assets excludes loans and leases 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2006 in the Company’s Form 10-K.  There has been no material change in the Company’s market risk or interest rate risk at September 30, 2007 compared to December 31, 2006.

Asset/Liability Management and Market Risk - The process by which financial institutions manage interest-earning assets and funding sources under different assumed interest rate environments is called asset/liability management.  The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance.  Management must ensure that liquidity, capital, interest rate and market risk are prudently managed.  Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company’s Board of Directors.  The Board has delegated responsibility for asset/liability and interest rate risk management to the ALCO.  The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs.  The ALCO also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

The Company has received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $5.3 million (including $1.9 million in interest and $0.3 million in penalties through March 2007).  After deducting the estimated Federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would be approximately $3.5 million. This increase in tax is based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lack economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company’s income for calculation of the Company’s New York State taxes. If the Tax Department were to successfully assert the same position for calendar years 2002 through 2006, management estimates that the additional franchise tax liability for these years would be $6.7 million (including $1.2 million in interest and $0.5 million in penalties through September 2007).  After deducting the estimated Federal tax benefit of $2.3 million arising from this, the Company’s net tax liability for years 2002 through 2006 would be approximately $4.4 million as of September 30, 2007. As previously disclosed, the Company has also received a notice of the Tax Department’s intention to audit the Company’s 2002, 2003 and 2004 franchise tax returns.

In June 2006 the Company commenced a proceeding in the New York State Division of Tax Appeals (the “Division of Tax Appeals”) seeking a re-determination of the assessed deficiency for the years ended December 31, 1999, 2000 and 2001.  A hearing with an administrative law judge previously scheduled for July 2007 to consider such re-determination has been re-scheduled for April 2008.

Following a lengthy fourth-quarter 2006 internal management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before Federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999 - 2001 period in the amount of $5.3 million (before Federal tax benefit) and assumes that the Tax Department will likely assert the same claims for the calendar years 2002 - 2006.

Beginning in 2007, and until this matter is settled or resolved, the Company began to include earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this inclusion for the quarter and nine months ended September 30, 2007 was immaterial to the financial statements and earnings per share.

In order to limit the accrual of the statutory interest on the amounts of franchise taxes in dispute, the Company remitted $5.3 million to the Tax Department in March 2007 for the period 1999 through 2001 and another $3.9 million in July 2007 for the period 2002 through 2006.

On November 7, 2007, the Company received a notice of the Tax Department's intention to audit the Company's 2002-2006 franchise tax returns. Previously, the Company received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contends that the Company’s tax liability should be increased by $6.7 million for the years 2002-2006. This increase in tax is based on the Tax Department’s assertion that the Delaware Subsidiaries, which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. This $6.7 million potential tax liability is in addition to the $5.3 million tax liability asserted by the Tax Department for the years 1999-2001.

The Company disputes the Tax Department’s position and is reviewing its administrative and judicial remedies as well as other alternatives prior to the currently scheduled hearing with an administrative law judge in April 2008.  No assurance can be given as to whether or to what extent we will be required to pay the amount of the tax liability asserted by the Tax Department, whether a settlement will be reached or whether the Company will receive any future tax benefits from the operations of SB Financial and SB Portfolio in Delaware. Accordingly, the impact on our results of operations, financial condition and liquidity may be material and adverse.

Purported Shareholder Derivative Suit

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The current members of the Special Litigation Committee are Nicos Katsoulis and the Honorable John J. LaFalce.

The lawsuit is pending.  The directors and officers subject to the lawsuit may, subject to certain conditions, be entitled to indemnification by the Company for all or a portion of any expenses or losses incurred by such directors and officers in connection with the lawsuit.  While we cannot predict or determine the outcome of this lawsuit, the potential expenses, including possible indemnification costs, associated with the litigation may be material.

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

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by persons identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc., which resulted in litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.  The amount of damages claimed was not specified in the complaint.  If the plaintiffs prevail against the defendant directors and officers it is possible that such directors and officers could be entitled to indemnification for all or portion of such damages.  While we cannot predict or determine the outcome of this litigation, the potential expenses, including possible indemnification costs, associated with the litigation may be material and our officers and directors may need to devote a substantial amount of their time and attention to the defense of the litigation.  Third quarter 2007 legal expenses include $500 thousand in outside counsel fees relating to this matter.

Our geographic concentration may adversely affect our results of operations if business conditions in our market area decline.

Our operations are located almost entirely in New York, with close to 100% of our loan portfolio as of September 30, 2007 derived from operations in Nassau, Suffolk and Queens Counties. Due to this geographic concentration, our results depend largely upon New York economic and business conditions and real estate values. Deterioration in economic and business conditions and real estate values in our market area could adversely affect the quality of our loan portfolio and the demand for our products and services, which in turn may adversely affect our results of operations to a greater extent than if our operations were geographically diverse. Even if the economy remains healthy, a sustained downturn in New York real estate values would adversely affect our results of operations.

There has been a softening of the residential real estate market on a nationwide basis, which has resulted in a leveling off of residential real estate values in the New York metropolitan region.  While the softening of the residential real estate market in the New York metropolitan region has not had a significant impact on the commercial real estate markets, if economic conditions continue to deteriorate, any subsequent impact on the commercial real estate market may adversely affect our results of operations.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Board authorized a stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock.  The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions.  The program may be discontinued at any time.  The Company did not repurchase any of its common stock during the first nine months of 2007.  At September 30, 2007, 512,348 shares were still available for repurchase under the existing plan.  The Company does not presently expect to repurchase stock in 2007.

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP.  Certain regulatory agencies impose limitations on the declaration of dividends by the Bank.  Under these limitations, at September 30, 2007, no dividends could be declared without prior approval of the Banking Department.  The Company’s Board declared a cash dividend of $0.15 per share at its October 23, 2007 meeting.  The Bank intends to seek the approval of the Banking Department to pay future cash dividends as deemed appropriate.  See also “Capital Resources” contained herein.

ITEM 6. - EXHIBITS

10.1	Form of amended and restated change of control employment agreement

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANCORP, INC.

11/9/07	/s/ Thomas M. O’Brien
Date	Thomas M. O’Brien,
President and Chief Executive Officer

11/9/07	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer