Form 10-K
period 2007-12-31
STATE BANCORP INC
filed 2008-03-17
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14783
STATE BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York                                                          11-2846511
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

                                Two Jericho Plaza, Jericho, NY                             11753
                                                                    (Address of Principal Executive Offices)                       (Zip Code)

Registrant’s telephone number, including area code:   (516) 465-2200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock ($5.00 par value)
                                                                                           (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes   [   ]                                       No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes   [   ]                                       No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                                                Yes   [X]                                       No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.                     [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   [   ]                   Accelerated filer   [X]                          Non-accelerated filer   [   ]               Smaller reporting company   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [   ]                                     No   [X]

As of June 30, 2007, there were 13,867,976 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by non-affiliates was approximately $231,179,000 as computed using the closing market price of the stock of $16.67 reported by the NASDAQ Global Market on June 30, 2007.

As of February 25, 2008, there were 14,069,213 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement to be filed on or about March 28, 2008 (the “2008 Proxy”) are incorporated herein by reference in this Annual Report on Form 10-K in response to items under Part III.

PART I

ITEM 1.                      BUSINESS

General

State Bancorp, Inc. (the “Company”), a one-bank holding company headquartered in Jericho, New York, was formed in 1986.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II (collectively called the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The Bank conducts a general banking business focused on the small to mid-sized business, municipal and consumer markets in Long Island and New York City. The Bank, emphasizing high-quality personal service, has grown to be the largest independent commercial bank headquartered on Long Island.  The income of the Company is derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), Studebaker-Worthington Leasing Corp. (“SWLC”), New Hyde Park Leasing Corp. and its subsidiaries, P.W.B. Realty, L.L.C. (“PWB”) and State Title Agency, LLC, and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY. In February 2008, the Bank opened a corporate banking branch in Manhattan. Of the Bank’s full-service branch locations, eight are in Nassau County, five are in Suffolk and three are in Queens County. The Bank offers a full range of banking services to individuals, corporations, municipalities, and small to medium–sized businesses. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking. In addition, the Bank also provides safe deposit services, merchant credit card services, access to annuity products and mutual funds, residential loans, a consumer debit card with membership in a national ATM network, and a wide range of wealth management and financial planning services. The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

SB Portfolio and SB Financial are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank.

The Company also owns SWLC, a nationwide provider of business equipment leasing. The Company recently concluded a comprehensive review of SWLC. After carefully assessing its available alternatives during the fourth quarter of 2007, the Company made the strategic decision to exit the leasing business, and is in active discussions to sell the leasing business conducted through SWLC for an amount that approximates tangible book value to an out-of-state firm whose main focus is the equipment leasing business.

At December 31, 2007, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion, and stockholders’ equity of approximately $114 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single customer or very few customers.  No material amount of deposits is obtained from a single depositor. The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its domestic customers.

The Company expects that compliance with provisions regulating environmental controls will have no material effect upon the capital, expenditures, earnings or competitive position of the Company.  The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment.  The Bank has not experienced any material seasonal fluctuations in its business.  The Company has not had material expenditures for research and development.  The Company employed 344 full-time and part-time officers and employees as of December 31, 2007.

The Company’s Internet address is www.statebankofli.com.  The Company makes available on its website, free of charge, its   periodic and current reports, proxy and information statements and other information we file with the Securities and Exchange Commission (“SEC”) and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC, as applicable.  Unless specifically incorporated by reference, the information on our website is not part of this annual report.  Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC, 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area and Competition

The Company considers its business to be highly competitive in its market areas. The Company’s core niche of small business, middle market commercial and industrial and municipal customers is highly sought after by an ever expanding array of competitors entering the marketplace through de novo branching, acquisitions and strategic alliances.  Although the Bank is considerably smaller in size than many of these institutions operating in its market areas, it has demonstrated the ability to compete effectively with them.  During the second half of 2007, we faced a greater intensity of competition from other financial institutions that have attempted to sustain their liquidity by offering retail deposits with above-market rates.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have.  Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market.  All are our competitors to varying degrees.  The Company vies with local, regional and national depository financial institutions and other businesses with respect to its lending services and in attracting deposits, including commercial banks, savings banks, insurance companies, credit unions and money market funds.  In addition, during 2007, turmoil in the marketplace has resulted in a number of mortgage companies exiting the market and, therefore, dislocations in the secondary residential mortgage market.  The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and has led to a significant credit and liquidity crisis in the second half of 2007 and continuing into 2008.  These events have led to fewer participants, and thus, less competition in mortgage originations, stricter underwriting standards and wider pricing spreads.

The Company’s current market area, consisting primarily of Nassau and Suffolk Counties in New York and New York City, provides tremendous opportunity for deposit growth and commercial and industrial lending. The Company believes that there are a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services.  Many of these businesses have been displaced as a result of recent bank  mergers in the area.  Given the variety of financial products and services offered by the Company, its focus on customer service, and its local management, the Company believes that it can better serve the growing needs of both new and existing customers in its current market areas. The new Manhattan branch, staffed by a team of seasoned commercial bankers affords the Company opportunity to capture market share in that attractive market.

The Company’s current markets have attractive per capita income and median household income demographics.  The median household income for Nassau, Suffolk and Queens Counties are $85,994, $76,847 and $51,190, respectively.  Nassau County’s 2007 median household income is the tenth highest in the United States. Although these three counties are mature in terms of population growth, residents of these counties continue to experience favorable income trends.

The Company believes the decline of the local real estate market and the associated downward pressures on the economy will continue throughout 2008. Accordingly, 2008 will be approached with a degree of caution as the Company expects there will be some credit weakness present. The Company will maintain its prudent underwriting and loan portfolio risk management practices as the loan portfolio is expanded in the middle market and commercial real estate areas in the Manhattan market.

Competitive Strengths

The Company believes that the following business strengths differentiate the Company from its peers:

•
Strong Net Interest Margin.  Prior to 2005, the Company's strong historical earnings had been driven by its impressive net interest margin.  For the year ended December 31, 2007 and the year ended December 31, 2006, the Company’s net interest margin was 3.82% and 4.01%, respectively.  The Company’s strong margin results from its relatively stable low-cost deposit base coupled with a business mix which emphasizes high-yielding commercial and industrial loans and commercial mortgages.

•
Successful Repositioning in 2007.  The Company’s 2007 earnings amounted to $6.2 million versus $11.5 million in 2006.  Earnings in 2007 were negatively impacted by several strategic actions intended to improve the Company’s future earnings potential. In the second quarter, a $3.1 million pre-tax charge was recognized in connection with the previously disclosed Voluntary Exit Window program. This cost-control program resulted in the early retirement of 18 officers and employees.  In the fourth quarter, a non-cash goodwill impairment accounting charge of $2.4 million was recorded as a result of the Company’s decision to exit the leasing business with the intent to sell substantially all of the assets of SWLC.  Additionally in the fourth quarter, the Company recorded a reduction in the provision for income taxes resulting from the final and conclusive settlement of the previously disclosed audit by the New York State Tax Department.  See “Legal Proceedings.”

•
Largest Independent Commercial Bank Headquartered on Long Island.  The Bank is the largest independent commercial bank headquartered on Long Island, with a network of branches stretching from the Three Village area, located in Suffolk County, to Manhattan.  According to data published by the Federal Deposit Insurance Corporation (the “FDIC”),  based on total deposits as of  June 30, 2007, the Company’s market share in Nassau, Suffolk and Queens Counties was 1.69%, 1.23% and 0.19%, respectively.

•
Stable Credit Quality.  The Company emphasizes a credit culture based on traditional credit measures and underwriting standards.  The results of the Company’s continued focus on credit quality are evidenced by a ratio of non-performing assets to total loans and leases of 0.56% at December 31, 2007 and 0.22% at December 31, 2006 and a net charge-offs to average total loans and leases ratio of 0.61% for the year ended December 31, 2007 and 0.19% for the year ended December 31, 2006. At December 31, 2007 and December 31, 2006, the Company held no other real estate owned (“OREO”) and there were no restructured, accruing loans and leases.

•
Strong Capital Base.  The Company’s capital ratios exceeded all regulatory requirements at December 31, 2007.  The Bank’s Tier I leverage ratio was 7.43% at December 31, 2007 and 6.69% at December 31, 2006. The Bank’s Tier I risk-weighted ratio was 10.62% at December 31, 2007 and 10.07% at December 31, 2006. The Bank’s total risk-weighted capital ratio was 11.85% at December 31, 2007 and 11.32% at December 31, 2006. Each of these ratios is substantially in excess of the regulatory guidelines, as established by federal banking regulatory agencies, for a “well capitalized” institution, the highest regulatory capital category.

•
Realignment of Organizational Structure.  During 2007, the Company has strengthened its corporate governance and internal controls through the appointment of a General Counsel, Chief Auditor, Comptroller, BSA Officer, Information Security Officer and Security Director.  Additionally the Company has appointed a Chief Marketing and Corporate Planning Officer, a Director of Credit Review and a Chief Information Officer.

Supervision and Regulation

General

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a member of the FHLB-NY and its deposit accounts are insured up to the applicable limits by the FDIC under the Deposit Insurance Fund (“DIF”). The Bank is subject to the regulation and supervision and examination of the New York State Banking Department (the “Banking Department”) and the FDIC.

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

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company. The New York Banking Law (the “Banking Law”) similarly regulates a change in control affecting the Bank and requires the approval of the New York State Banking Board.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed. The Banking Law authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for de novo interstate branching.

Capital Adequacy

The federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks.  The minimum ratio of qualifying total capital (“total capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%.  At least half of the total capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies, a limited amount of non-cumulative perpetual preferred stock, trust preferred securities and certain other so-called “restricted core capital elements” less most intangibles including goodwill (“Tier I capital”).  The remainder (“Tier II capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses.  Restricted core capital elements are currently limited to 25% of Tier I capital.

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

In addition, the FRB has established minimum guidelines for the “leverage ratio” of Tier I capital to average total assets for bank holding companies and banks.  The FRB’s guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating.  All other banking organizations are required to maintain a leverage ratio of at least 4%.  At December 31, 2007, the FRB had not advised the Company of any specific minimum leverage ratio applicable to it.

The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

At December 31, 2007, the Bank’s Tier I leverage ratio was 7.43% while its risk-based capital ratios were 10.62% for Tier I capital and 11.85% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

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

Under applicable regulations, an FDIC-insured bank is deemed to be: (i) well capitalized if it maintains a leverage ratio of at least 5%, a Tier I capital ratio of at least 6% and a total capital ratio of at least 10% and is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure; (ii) adequately capitalized if it maintains a leverage ratio of at least 4% (or a leverage ratio of at least 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines, and is not experiencing or anticipating significant growth), a Tier I capital ratio of at least 4% and a total capital ratio of at least 8% and is not defined to be well capitalized; (iii) undercapitalized if it has a leverage ratio of less than 4% (or a leverage ratio that is less than 3% if it received the highest supervisory rating in its most recent report of examination, subject to appropriate federal banking agency guidelines, and is not experiencing or anticipating significant growth), a Tier I capital ratio less than 4% or a total capital ratio of less than 8% and it does not meet the definition of a significantly undercapitalized or critically undercapitalized institution; (iv) significantly undercapitalized if it has a leverage ratio of less than 3%, a Tier I capital ratio of less than 3% or a total capital ratio of less than 6% and it does not meet the definition of critically undercapitalized; and (v) critically undercapitalized if it maintains a level of tangible equity capital of less than 2% of total assets.  A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.  The FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified.  A depository institution that is not well capitalized is also subject to certain limitations on brokered deposits and Certificate of Deposit Account Registry Service (“CDARS”) deposits.

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

Deposit Insurance

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006.  The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to market risk, or CAMELS component ratings, and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates. Assessment rates, therefore, currently range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  For 2007, the Bank had an assessment rate of five basis points and a total expense of $167 thousand for the assessment for deposit insurance and the FICO payments.  The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a one-time assessment credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution.  The Bank received a $649 thousand one-time assessment credit, of which $547 thousand was used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments.  The remaining credit of $102 thousand can be used to offset up to 90% of the 2008 deposit insurance assessment.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The management of the Company does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

Transactions with Affiliates and the Bank

The Bank is subject to the affiliate and insider transaction rules set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act (“FRA”), and Regulation W issued by the FRB.  These provisions, among other things, prohibit or limit an insured bank from extending credit to, or entering into certain transactions with, its affiliates (which for the Bank would include the Company) and principal stockholders, directors and executive officers.  The FRB requires depository institutions that are subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W regarding transactions with affiliates.

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

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices.  In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.  The implementation of these regulations has not had a material adverse effect on the Bank.

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

Dividend Limitations

The Company has two primary sources of funds: proceeds from its Dividend Reinvestment and Stock Purchase Plan (the “DRP”) and dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank.  Under these limitations, at December 31, 2007, no dividends could be declared by the Bank without prior approval of the New York State Superintendent of Banks. As of January 1, 2008, the Bank is no longer required to seek regulatory approval to declare dividends.

Anti-Money Laundering and the USA PATRIOT Act

The Company is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“the USA PATRIOT Act”). The USA PATRIOT Act amended the Bank Secrecy Act and gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and other anti-money laundering and anti-terrorist financing requirements. The USA PATRIOT Act and the Bank Secrecy Act and implementing regulations impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money service businesses and others.

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

Substantial civil and criminal penalties may be imposed for violations of the USA PATRIOT Act and the Bank Secrecy Act and implementing regulations. Bank regulators may also require banks to take costly corrective action. Further, bank regulators are directed to consider a financial institution’s effectiveness in combating money laundering and terrorists financing when ruling on applications for approval of proposed corporate transactions.

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

Interagency Guidance on Concentrations in Commercial Real Estate Lending

On December 6, 2006, the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices” (“CRE Guidance”) to address concentrations of commercial real estate loans in financial institutions.  Although the CRE Guidance does not establish specific commercial real estate lending limits, the FRB, OCC and FDIC use the following criteria to evaluate whether an institution has a commercial real estate concentration risk.  An institution may be identified for further supervisory analysis if it has experienced rapid growth in commercial real estate lending or has notable exposure to a specific type of commercial real estate.  An institution may also be subject to further supervisory analysis if its total reported loans for construction, land development and other land represent 100 percent or more of that institution’s total capital, or if the institution’s total commercial real estate loans represent 300 percent or more of its total capital and the outstanding balance of its commercial real estate portfolio has increased by 50 percent or more during the prior 36 months.  The CRE Guidance applies to financial institutions with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose.  Such quantification should include the stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating.  In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio.  Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.

On June 29, 2007, the FRB and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable-rate subprime loans originated by financial institutions.  In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions.  The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.  We have evaluated the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

Federal Securities Laws

The Company’s securities are registered with the Securities and Exchange Commission under the Exchange Act.  As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

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

Investment Portfolio

The following table presents the amortized cost and estimated fair value of held to maturity and available for sale securities held by the Company for each period (in thousands):

At December 31,	2007		2006		2005
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

Securities held to maturity:
Government Agency securities	$-	$-	$6,372	$6,361	$15,993	$15,944

Securities available for sale:
Obligations of states and political
subdivisions	18,140	18,095	14,328	14,251	18,729	18,638
Mortgage-backed securities and
collateralized mortgage obligations	217,016	218,100	192,770	188,922	199,537	195,603
Government Agency securities	149,639	150,534	294,793	293,209	291,550	288,956
Corporate securities	15,087	14,500	15,179	15,027	19,307	19,049
Total securites available for sale	399,882	401,229	517,070	511,409	529,123	522,246
Total securites	$399,882	$401,229	$523,442	$517,770	$545,116	$538,190

The following table presents the expected maturity distribution and the weighted-average yield of the Company’s investment portfolio at December 31, 2007 (dollars in thousands).  The yield information does not give effect to changes in estimated fair value of investments available for sale that are reflected as a component of stockholders’ equity.

	Maturing
	Within		After One but		After Five but		After
	One Year		Within Five Years		Within Ten Years		Ten Years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Securities held to maturity:
None

Securities available for sale:
Obligations of states and political
subdivisions	$ 11,839	6.66%	$ 625	5.39%	$ 900	5.88%	$ 4,731	6.34%
Mortgage-backed securities and
collateralized mortgage obligations (2)	4,542	3.77	173,443	5.04	40,115	5.47	-	-
Government Agency securities (3)	122,242	4.98	28,292	5.14	-	-	-	-
Corporate securities	11,500	4.96	3,000	3.79	-	-	-	-
Total securites available for sale	150,123	5.07	205,360	5.04	41,015	5.48	4,731	6.34
Total securites	$ 150,123	5.07%	$ 205,360	5.04%	$ 41,015	5.48%	$ 4,731	6.34%

(1) Fully taxable-equivalent basis using a tax rate of 34%.
(2) Assumes maturity dates pursuant to average lives as determined by constant prepayment rates.
(3) Assumes coupon yields for securities past their call dates and not bought at a discount; yields to call for securities not past their call dates and not bought at a discount; and yields to maturity for securities purchased at a discount.

Loan and Lease Portfolio

The following table categorizes the Company’s loan and lease portfolio for each period (in thousands):

At December 31,	2007	2006	2005	2004	2003
Commercial and industrial	$322,575	$297,256	$297,887	$277,172	$278,216
Real estate - commercial mortgage	383,960	392,454	344,465	277,798	244,646
Real estate - residential mortgage	102,468	105,476	101,539	96,509	90,300
Real estate - commercial construction	50,483	25,207	27,491	26,647	18,862
Real estate - residential construction	95,002	80,513	51,709	47,001	35,431
Lease receivables	66,476	62,649	49,151	34,844	23,962
Loans to individuals	11,724	11,315	9,401	8,724	7,843
Tax-exempt and other	8,321	8,855	10,379	9,496	11,956
Loans and leases - net of unearned income	$1,041,009	$983,725	$892,022	$778,191	$711,216

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2007 (in thousands):

	One Year	One Through	Over
	or Less	Five Years	Five Years	Total
Commercial and industrial	$214,598	$73,946	$34,031	$322,575
Real estate - commercial construction	19,363	30,729	391	50,483
Real estate - residential construction	61,386	33,616	-	95,002
Total	$295,347	$138,291	$34,422	$468,060
Loans maturing after one year with:
Fixed interest rate		$90,521	$12,220	$102,741
Variable interest rate		$47,770	$22,202	$69,972

The following table presents the Company’s non-accrual, past due and restructured loans and leases for each period (in thousands):

December 31,	2007	2006	2005	2004	2003
Non-accrual loans and leases	$5,792	$2,177	$3,069	$5,274	$8,666
Loans and leases 90 days or more past due and still accruing interest	$28	$13	$281	$89	$149
Restructured accruing loans and leases	$-	$-	$-	$-	$-
Interest income on non-accrual and restructured loans
and leases which would have been recorded under original loan or lease terms	$459	$78	$(5)	$137	$372
Interest income on non-accrual and restructured
loans and leases recorded during the period	$19	$117	$122	$31	$24

The Bank discontinues the accrual of interest on loans and leases whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses.”

Summary of Loan and Lease Loss Experience

The determination of the balance of the allowance for loan and lease losses is based upon a review and analysis of the Company’s loan and lease portfolio.  Management’s review includes monthly analyses of past due and non-accrual loans and leases and detailed, periodic loan-by-loan or lease-by-lease analyses.

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

The following table presents an analysis of the Company’s allowance for loan and lease losses for each period (dollars in thousands):

	2007	2006	2005	2004	2003
Balance, January 1	$16,412	$15,717	$12,020	$10,732	$10,046
Charge-offs:
Commercial and industrial	3,129	773	505	2,957	1,960
Real estate - commercial mortgage	2,965	-	-	-	1,244
Real estate - residential mortgage	-	-	-	-	7
Real estate - commercial construction	-	-	-	193	-
Lease receivables	404	1,382	280	250	292
Loans to individuals	57	18	13	5	50
Total charge-offs	6,555	2,173	798	3,405	3,553
Recoveries:
Commercial and industrial	158	343	816	171	293
Real estate - commercial mortgage	-	-	-	3	3
Real estate - residential mortgage	-	12	16	-	-
Lease receivables	220	13	10	8	1
Loans to individuals	6	10	3	5	7
Total recoveries	384	378	845	187	304
Net charge-offs (recoveries)	6,171	1,795	(47)	3,218	3,249
Provision charged to income	4,464	2,490	3,650	4,506	3,935
Balance at end of period	$14,705	$16,412	$15,717	$12,020	$10,732

Ratio of net charge-offs (recoveries) during the period to average loans and leases outstanding during the
period	0.61%	0.19%	(0.01%)	0.44%	0.50%

The following table presents the allocation of the Company’s allowance for loan and lease losses for each period (dollars in thousands):

		Percent		Percent		Percent		Percent		Percent
		of		of		of		of		of
		Loans		Loans		Loans		Loans		Loans
		and		and		and		and		and
		Leases		Leases		Leases		Leases		Leases
		to		to		to		to		to
		Total		Total		Total		Total		Total
		Loans		Loans		Loans		Loans		Loans
		and		and		and		and		and
	2007	Leases	2006	Leases	2005	Leases	2004	Leases	2003	Leases
Commercial and industrial	$5,000	31.1%	$7,965	30.2%	$6,929	33.4%	$5,071	35.6%	$5,781	39.1%
Real estate - commercial mortgage (1)	5,000	36.9	5,357	50.6	4,733	50.0	3,694	48.1	3,157	47.1
Real estate - residential mortgage (1)	225	9.8	-	-	-	-	-	-	-	-
Real estate - commercial construction (2)	318	4.8	577	10.7	542	8.9	523	9.5	306	7.6
Real estate - residential construction (2)	1,200	9.1	-	-	-	-	-	-	-	-
Lease receivables	1,547	6.4	1,072	6.4	1,578	5.5	900	4.5	142	3.4
Loans to individuals	134	1.1	73	1.2	77	1.1	38	1.1	44	1.1
Tax-exempt and other	31	0.8	34	0.9	47	1.1	47	1.2	67	1.7
Unallocated	1,250	-	1,334	-	1,811	-	1,747	-	1,235	-
Total	$14,705	100.0%	$16,412	100.0%	$15,717	100.0%	$12,020	100.0%	$10,732	100.0%

(1) Prior to 2007, no breakdown between commercial and residential mortgage was available. Thus, all such real estate - mortgage amounts are included in real estate - commercial mortgage.
(2) Prior to 2007, no breakdown between commercial and residential construction was available. Thus, all such real estate - construction amounts are included in real estate - commercial construction.

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$ 319,655	-	$ 324,551	-	$ 310,720	-
Interest-bearing transaction accounts	219,423	2.83%	220,001	2.65%	223,101	1.53%
Money market deposit accounts	162,252	3.74	164,325	3.14	158,746	1.69
Savings deposits	238,379	2.61	272,476	2.43	321,326	1.99
Time certificates of deposit of $100,000 or more	226,953	4.84	219,723	4.52	175,495	2.85
Other time deposits	258,547	4.95	289,645	4.73	114,402	3.27
Total	$1,425,209	2.96%	$1,490,721	2.76%	$1,303,790	1.63%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2007 (in thousands):

3 months or less	$180,793
Over 3 months through 6 months	25,212
Over 6 months through 12 months	13,545
Over 12 months	6,424
Total	$225,974

Short-Term Borrowings

The following information is provided on the Bank’s short-term borrowings for each period (dollars in thousands):

	2007	2006	2005
Balance, December 31 -
Securities sold under agreements to repurchase	-	-	-
Federal funds purchased	-	-	-
Federal Home Loan Bank advances	$139,000	-	$18,500

Weighted-average interest rate on balance, December 31 -
Securities sold under agreements to repurchase	-	-	-
Federal funds purchased	-	-	-
Federal Home Loan Bank advances	4.43%	-	4.30%

Maximum outstanding at any month end -
Securities sold under agreements to repurchase	-	-	$118,215
Federal funds purchased	$22,500	$15,500	$17,000
Federal Home Loan Bank advances	$222,000	$44,000	$95,000

Average daily amount outstanding -
Securities sold under agreements to repurchase	-	-	$16,092
Federal funds purchased	$7,196	$2,997	$6,341
Federal Home Loan Bank advances	$103,093	$8,241	$47,397

Weighted-average interest rate on average daily amount outstanding -
Securities sold under agreements to repurchase	-	-	3.18%
Federal funds purchased	5.31%	5.01%	3.28%
Federal Home Loan Bank advances	5.13%	4.76%	3.17%

Selected Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2007				2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$27,708	$27,864	$27,472	$27,836	$24,082	$27,199	$26,272	$28,936
Interest expense	13,119	12,820	12,539	12,236	9,063	10,994	11,003	13,193
Net interest income	14,589	15,044	14,933	15,600	15,019	16,205	15,269	15,743
Provision for loan and lease losses	1,574	627	653	1,610	592	815	788	295
Net interest income after provision
for loan and lease losses	13,015	14,417	14,280	13,990	14,427	15,390	14,481	15,448
Other income	1,357	1,431	1,305	1,284	1,476	1,433	1,409	1,373
Operating expenses (1) (2) (3)	11,815	14,566	10,832	14,700	11,873	12,476	12,481	796
Income before income taxes (1) (2) (3)	2,557	1,282	4,753	574	4,030	4,347	3,409	16,025
Provision for income taxes (1) (2)	810	352	1,670	104	1,264	1,383	1,024	12,646
Net income (1) (2) (3)	$1,747	$930	$3,083	$470	$2,766	$2,964	$2,385	$3,379
Basic earnings per common share	$0.13	$0.07	$0.22	$0.03	$0.25	$0.27	$0.21	$0.29
Diluted earnings per common share	$0.13	$0.07	$0.22	$0.03	$0.24	$0.27	$0.20	$0.29

(1) 4th quarter 2006 amounts were impacted by settlement of previously disclosed litigation and accrual of estimated state taxes.
(2) 2007 amounts were impacted by Voluntary Exit Window program expenses (2nd quarter) and legal fees related to the purported shareholder derivative lawsuit (3rd and 4th quarters).
(3) 4th quarter 2007 amounts were impacted by the goodwill impairment accounting charge.

ITEM 1A.                      RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries.  These funds are used to service our debt as well as to pay expenses and dividends on our common stock.  Our non-consolidated interest expense on our debt obligations was $2.8 million and $2.5 million and our non-consolidated operating expenses were $16,000 and $10,000 in 2007 and 2006, respectively.  State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As a result of the net operating loss we incurred in 2005, from 2005 through 2007 the Bank was required to obtain advance regulatory approval from the Banking Department to pay dividends to the Company.  As of January 1, 2008 the Bank is no longer required to seek regulatory approval from the Banking Department to declare dividends.  As of January 1, 2008, a maximum of approximately $14 million was available to the Company from the Bank according to these limitations.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business.  The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations.  In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value.  Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.  As of December 31, 2007, a maximum of approximately $28.0 million was available to us from the Bank according to these limitations.  Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.  A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms.  We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Our other primary source of funding is our DRP, which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis.  Shares are purchased at up to a 5% discount from the current market price under either plan option.  No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

Commercial real estate and commercial business loans expose us to increased lending risks.

Commercial real estate and commercial and industrial loans comprise the majority of our loan portfolio.  At December 31, 2007, our portfolio of commercial and industrial loans totaled approximately $323 million and our commercial real estate loans amounted to approximately $434 million, in comparison to total loans of $1.0 billion.  Commercial loans generally expose a lender to greater risk of non-payment and loss than non-commercial loans because repayment of commercial loans often depends on the successful operation and cash flow of the borrowers.  Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to non-commercial loans.  Consequently, an adverse development with respect to a commercial real estate loan or commercial business loan can expose us to a significantly greater risk of loss compared to an adverse development with respect to a non-commercial loan.  Commercial real estate loans may present special lending risks and may expose lenders to unanticipated earnings and capital volatility due to adverse changes in the general commercial real estate market.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

Our operations are located almost entirely in New York, with close to 100% of our loan portfolio as of December 31, 2007 derived from operations in Nassau, Suffolk and Queens counties.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area.

There has been a deterioration in the real estate market on a nationwide basis, which has resulted in a decline of residential real estate values in the New York metropolitan area.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  No assurance can be given that the original appraised values are reflective of current market conditions. The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces.  This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market.  One aspect of this fallout has been significant deterioration in the activity of the secondary residential mortgage market.  The disruptions have been exacerbated by the continued decline of the real estate and housing markets along with significant mortgage loan related losses incurred by many lending institutions.  The turmoil in the mortgage market has impacted the global and domestic markets and has led to a significant decline in economic growth during the second half of 2007 and a national economy bordering on recession.

Adverse changes in the economy caused by inflation, recession, unemployment or other factors beyond our control may also have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings. Consequently, deterioration in economic conditions, particularly in the New York metropolitan area, could have a material adverse impact on the quality of our loan portfolio, which could result in an increase in delinquencies causing a decrease in our interest income, as well as an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.  Such deterioration could also adversely impact the demand for our products and services, and, accordingly, our results of operations.

The Bank makes various assumptions and judgments about the collectibility of our loan and lease portfolio and provides an allowance for loan and lease losses based on a number of factors.  If, due to unforeseen and/or uncontrollable circumstances, there are changes to the variables upon which our assumptions are made, the allowance for loan and lease losses may not be sufficient to cover our losses and could require us to charge-off a higher percentage of our loans and leases and/or increase our allowance for loan and lease losses, which would reduce our income.  During 2007, we experienced an increase in non-performing loans and net loan charge-offs.  No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan and lease losses.

Recent purported shareholder derivative litigation against the Company and our directors and officers may result in a material additional expense to the Company and cause our directors and officers to devote substantial time and attention to the defense of the litigation.

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by persons identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants. The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealing with Island Mortgage Network, Inc., which resulted in litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN matter and by offering a voluntary exit window program to certain officers who participated in the IMN matter. The amount of damages claimed was not specified in the Complaint. If the plaintiffs prevail against the defendant directors and officers it is possible that such directors and officers could be entitled to indemnification from the Company for all or a portion of such damages. While we cannot predict or determine the outcome of this litigation, the potential expenses, including possible indemnification costs, associated with the litigation may be material and our officers and directors may need to devote a substantial amount of their time and attention to the defense of the litigation.  Legal expenses in 2007 included $1.9 million in outside counsel fees relating to this matter.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

The results of operations for financial institutions, including the Bank, may be materially adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government.  Our profitability is heavily influenced by the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates.  At any given time, our assets and liabilities may be affected differently by a change in interest rates.  We expect that interest rate spreads will continue to tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loan and lease offerings. Funding costs are expected to rise slightly during 2008 as competitive pressures are expected to push up deposit rates and the continued disintermediation of low cost core deposit balances into CD products remains a factor. We expect that, notwithstanding the shape of the yield curve, our net interest margin may decline modestly in 2008 from current levels.  Should the economy experience a prolonged slowdown resulting in the Federal Reserve lowering interest rates further, we may experience a more significant decline in our net interest margin.

Strong competition within our market areas could hurt our profits and slow growth.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have, including access to capital, and as such, may have higher lending limits and may offer other services not offered by us.  Additionally over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market.  All are our competitors to varying degrees.

We face intense competition in making loans and attracting deposits.  Our competition for loans, both locally and nationally, comes principally from commercial banks, savings banks, insurance companies, credit unions and money market funds.  Also, as a result of the deregulation of the financial industry, we also face competition from other providers of financial services such as corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

Changes in banking laws could have a material adverse effect on us.

We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole.  In addition, we are subject to changes in federal and state tax laws as well as changes in banking and credit regulations, accounting principles and governmental economic and monetary policies.  We cannot predict whether any of these changes may materially adversely affect us.  Federal and state banking regulators also possess broad powers to take enforcement actions as they deem appropriate. These enforcement actions may result in higher capital requirements, higher insurance premiums, limitations on our activities, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes, that could have a material adverse effect on our business and profitability.  In addition, we must comply with significant anti-money laundering and anti-terrorism laws.  Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

We continually encounter technological change, and may have fewer resources than our competitors to continue to invest in technological improvements.

The banking industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations.  Many competitors have substantially greater resources to invest in technological improvements.  There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table sets forth certain information relating to properties owned or used in the Company's banking activities at
December 31, 2007:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms
Main Office:
699 Hillside Avenue	Building owned, land leased	3/27/2009	One ten-year renewal option
New Hyde Park, NY
Executive, Lending and
Administrative Facilities:
Two Jericho Plaza	Leased	3/31/2012	None
Jericho, NY
Nassau County Branch Offices:
222 Old Country Road	Leased	4/30/2010	One ten-year renewal option
Mineola, NY			and two five-year renewal options
339 Nassau Boulevard	Owned	N/A	N/A
Garden City South, NY
501 North Broadway	Leased	10/31/2011	Two twelve-year renewal options
Jericho, NY
135 South Street	Owned	N/A	N/A
Oyster Bay, NY
2 Lincoln Avenue	Leased	5/31/2009	None
Rockville Centre, NY
960 Port Washington Boulevard	Leased	4/24/2012	Four five-year renewal options
Port Washington, NY
1055 Old Country Road	Leased	6/30/2015	Two five-year renewal options
Westbury, NY
Suffolk County Branch Offices:
27 Smith Street	Leased	10/31/2012	One five-year renewal option
Farmingdale, NY
740 Veterans Memorial Highway	Leased	6/30/2010	One ten-year renewal option
Hauppauge, NY
580 East Jericho Turnpike	Leased	12/31/2008	None
Huntington Station, NY
4250 Veterans Memorial Highway	Leased	12/31/2008	Two five-year renewal options
Holbrook, NY
234 Route 25A	Leased	5/31/2010	One five-year renewal option
East Setauket, NY
Queens County Branch Offices:
49-01 Grand Avenue	Leased	4/30/2011	One five-year renewal option
Maspeth, NY
75-20 Astoria Boulevard	Leased	5/30/2011	One five-year renewal option
Jackson Heights, NY
21-31 46th Avenue	Leased	1/31/2011	None
Long Island City, NY
New York County Branch Office:
780 Third Avenue	Leased	12/31/2017	None
New York, NY
Subsidiary and Other Facilities:
501 Silverside Road	Leased	7/31/2008	One-year renewal options
Wilmington, DE
100 Jericho Quadrangle	Leased	12/31/2009	None
Jericho, NY
716 N. Bethlehem Pike	Leased	8/31/2008	One-year renewal options
Lower Gwynedd, PA

The fixtures and equipment contained in these operating facilities are owned or leased by the Bank.  The Company considers that all of its premises, fixtures and equipment are adequate for the conduct of its business.

ITEM 3.                      LEGAL PROCEEDINGS

New York State Department of Taxation and Finance Notice of Deficiency

In 2005, the Company received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contended that the Company’s tax liability should have been increased by $5.3 million (including $1.9 million in interest and $0.3 million in penalties) based on their assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lacked economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company’s income for calculation of the Company’s New York State taxes. After deducting the estimated federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would have been approximately $3.5 million.  Based on the Tax Department’s asserting the same position for calendar years 2002 through 2006, management estimated that the additional franchise tax liability for these years would have been $6.7 million (including $1.2 million in interest and $0.5 million in penalties).  After deducting the estimated federal tax benefit of $2.3 million arising from this, the Company’s net tax liability for years 2002 through 2006 would have been approximately $4.4 million.

Following a lengthy fourth-quarter 2006 management review of the issues involved in this matter, including an assessment of the risk of an adverse outcome and a projection of the substantial time and cost to litigate, the Company established a reserve of $10 million during the fourth quarter of 2006 (before federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999-2001 periods in the amount of $5.3 million (before federal tax benefit) and assumed that the Tax Department would likely assert the same claims for the calendar years 2002-2006.

Beginning on January 1, 2007, the Company began to include earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this inclusion for the year ended December 31, 2007 was immaterial to the financial statements and earnings per share.  In order to limit the statutory interest, which accrues at a rate ranging from 6% to 10%, on the amounts of franchise taxes in dispute, the Company remitted $9.2 million to the Tax Department in 2007 for the period 1999-2006.

In December 2007, the Company executed a tax closing agreement with the Tax Department which constituted a final and conclusive settlement of the previously reported audit covering the 1999-2001 period and all subsequent years through 2006.  The final settlement was for an amount less than the reserve previously accrued in the fourth quarter of 2006 and resulted in a reduction of the Company’s full year 2007 provision for income taxes.

Purported Shareholder Derivative Suit

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and by offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The current members of the Special Litigation Committee are Nicos Katsoulis and the Honorable John J. LaFalce.

The lawsuit is pending.  The directors and officers subject to the lawsuit may, subject to certain conditions, be entitled to indemnification by the Company for all or a portion of any expenses or losses incurred by such directors and officers in connection with the lawsuit.  While we cannot predict or determine the outcome of this lawsuit, the potential expenses, including possible indemnification costs, associated with the litigation may be material.  For the twelve months ended December 31, 2007, the Company incurred $1.9 million in legal expenses related to this lawsuit.  All costs incurred to date have been recognized in the Company’s financial statements. At December 31, 2007, there has been no accrual established for any liability that may arise from this matter, nor has any receivable been established for potential insurance reimbursement of bills incurred to date.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2007.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2007, the approximate number of equity stockholders was as follows:

Title of Class:  Common Stock
Number of Record Holders:  1,432

The Company’s common stock trades on the NASDAQ Global Market under the symbol STBC.  The approximate high and low closing prices for the Company’s common stock for the years ended December 31, 2007 and 2006, were as follows:

	2007		2006
	High Close	Low Close	High Close	Low Close
1st Quarter	$22.19	$18.60	$19.02	$14.17
2nd Quarter	$20.34	$16.67	$17.26	$14.25
3rd Quarter	$16.83	$15.00	$20.90	$17.23
4th Quarter	$16.65	$12.92	$20.10	$17.20

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP.  Certain regulatory agencies impose limitations on the declaration of dividends by the Bank.  Under these limitations, at December 31, 2007, no dividends could be declared without prior approval of the Banking Department.   As of January 1, 2008, the Bank is no longer required to seek regulatory approval to declare dividends.  The Company’s Board declared a cash dividend of $0.15 per share at its January 29, 2008 meeting.  The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2007 and 2006:

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share
November 16, 2007	December 10, 2007	$0.15
August 17, 2007	September 10, 2007	$0.15
March 23, 2007	April 9, 2007	$0.15

December 4, 2006	December 22, 2006	$0.15
August 25, 2006	September 8, 2006	$0.15
May 8, 2006	June 9, 2006	$0.15
December 16, 2005	January 6, 2006	$0.15

The Company did not repurchase any of its common stock during 2007.  In 1998, the Board authorized a stock repurchase program enabling the Company to buy back up to 50,000 shares of its common stock.  Subsequently, the Board authorized increases in the Company’s stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock.  The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions.  The program may be discontinued at any time.  At December 31, 2007, 512,348 shares were still available for repurchase under the existing plan.

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ Market Index and the cumulative total returns of sixty-eight (68) Northeast NASDAQ Banks.

	2002	2003	2004	2005	2006	2007
State Bancorp, Inc.	$100.00	$145.61	$177.66	$133.52	$155.94	$109.19
Peer group index	100.00	132.19	148.50	137.85	151.32	123.97
NASDAQ market index	100.00	150.36	163.00	166.58	183.68	201.91

ITEM 6.                    SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows:

As of or for the Fiscal Year Ended December 31,	2007		2006		2005		2004	2003
OPERATING RESULTS
Interest income	$110,880,378		$106,489,337		$83,420,469		$70,037,106	$64,682,876
Interest expense	$50,714,997		$44,252,825		$24,901,496		$12,800,553	$11,534,977
Net interest income	$60,165,381		$62,236,512		$58,518,973		$57,236,553	$53,147,899
Provision for loan and lease losses	$4,463,500		$2,489,998		$3,650,000		$4,506,000	$3,935,004
Net interest income after provision
for loan and lease losses	$55,701,881		$59,746,514		$54,868,973		$52,730,553	$49,212,895
Other income	$5,376,000		$5,690,766		$5,810,464		$7,050,925	$9,142,923
Operating expenses	$51,912,861		$37,626,469		$124,640,683		$41,043,230	$41,089,081
Net income (loss)	$6,229,478		$11,493,879		$(36,548,251)		$13,376,009	$12,015,173
COMMON SHARE DATA
Basic earnings (loss) per common share (1)	$0.45		$1.02		$(3.32)		$1.24	$1.13
Diluted earnings (loss) per common share (1)	$0.45		$1.00		$(3.32)		$1.20	$1.10
Stock dividends/splits	-		-		20%	(2)	5%	5%
Cash dividends per common share (1)	$0.45		$0.45		$0.55		$0.48	$0.44
FINANCIAL POSITION
Total assets	$1,628,014,414		$1,788,722,476		$1,598,152,513		$1,437,290,967	$1,441,000,363
Total loans and leases (3)	$1,041,009,396		$983,724,774		$892,021,546		$778,191,228	$711,216,134
Total deposits	$1,329,939,116		$1,566,183,479		$1,411,573,946		$1,269,634,078	$1,216,286,903
Total stockholders' equity	$113,637,668		$104,140,510		$56,422,118		$101,049,842	$94,711,522
Weighted average number of common
shares outstanding (1) (4)	13,738,101		11,227,278		10,996,601		10,827,816	10,678,935
OTHER DATA
Return on average total assets	0.37%		0.68%		(2.41%)		0.90%	0.89%
Return on average total stockholders' equity	5.70%		18.39%		(36.35%)		13.75%	13.18%
Tier I leverage ratio	7.03%		6.30%		4.30%		7.82%	8.08%
Net interest margin	3.82%		4.01%		4.17%		4.22%	4.31%
Operating efficiency ratio (5)	77.9%	(6)	54.6%	(7)	192.5%	(8)	64.2%	70.7%
Dividend payout ratio	100.09%		43.94%		N/M	*	38.98%	38.68%
Average equity to average assets	6.63%		3.71%		6.62%		6.56%	6.73%

(1) Retroactive recognition has been given for stock dividends and splits.
(2) 6 for 5 stock split in 2005 effected in a manner similar to a 20% stock dividend.
(3) Net of unearned income and before allowance for loan and lease losses.
(4) Amount used for earnings per common share computation.
(5) Operating expenses divided by the sum of net interest income and other income (excluding net security gains/losses).
(6) Ratio includes $3.1 million of Voluntary Exit Window program expenses, $2.4 million goodwill impairment charge and $1.9 million of legal fees related to the purported shareholder derivative lawsuit.
(7) Ratio includes $12.1 million reversal of previously accrued IMN-related expenses.
(8) Ratio includes $74.2 million expense accrual related to IMN adverse jury verdict.
* N/M - denotes not meaningful.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company’s 2007 performance is discussed in detail on the following pages.  Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward-looking statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan and lease or investment portfolios, demand for loan and lease products, demand for financial services in the Company’s primary trade area, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the company’s periodic reports filed with the Securities and Exchange Commission (“SEC”).

Executive Summary

The Company is a one-bank holding company, which was formed in 1986.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and the Company’s unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio, SB Financial, SWLC, New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank serves its customer base through sixteen full-service branches and a lending center in Jericho, NY.  Of the Bank’s branch locations, eight are in Nassau County, five are in Suffolk County and three are in Queens County.  In February 2008, the Bank opened a corporate banking branch in Manhattan.  The Bank offers a full range of banking services to corporations, municipalities, small to medium-sized businesses and individuals.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, home equity loans, commercial mortgage loans, consumer loans, small business lines of credit, equipment leases, cash management services and telephone and online banking.  In addition, the Bank also provides access to residential loans, annuity products, mutual funds and a wide range of wealth management and financial planning services. The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

SB Portfolio and SB Financial are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank.  The Company also owns SWLC, a nationwide provider of business equipment leasing that has been conducting business for over thirty years.  The Company recently made the strategic decision to exit the leasing business, and is in active discussions to sell SWLC for an amount that approximates tangible book value to an out-of-state firm whose main focus is the equipment leasing business.

FINANCIAL PERFORMANCE OF STATE BANCORP, INC.
(dollars in thousands, except per share data)			Over/
			(under)
As of or for the years ended December 31,	2007	2006	2006
Revenue (1)	$65,541	$67,928	(4)%
Operating expenses	$51,913	$37,626	38%
Provision for loan and lease losses	$4,464	$2,490	79%
Net income	$6,229	$11,494	(46)%
Net income per share - diluted	$0.45	$1.00	(55)%
Dividend payout ratio	100.09%	43.94%	5,615	bp
Return on average total stockholders' equity	5.70%	18.39%	(1,269	)bp
Tier I leverage ratio	7.03%	6.30%	73	bp
Tier I risk-based capital ratio	10.04%	9.48%	56	bp
Total risk-based capital ratio	12.11%	11.58%	53	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total other income.

As of December 31, 2007, the Company, on a consolidated basis had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $114 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

For the year ended December 31, 2007, the Company recorded record levels of loans and leases and stockholders’ equity. In 2007, a number of significant strategic initiatives across the organization were implemented to comprehensively address the challenges that curtailed the Company’s strategic growth and profitability in recent years. These initiatives centered on a restructuring of critical areas of the Company, resulting in the realignment of resources, combined with the addition of several individuals in key management positions throughout the Company. These investments have resulted in a solid foundation upon which we can effectively execute our strategic plans for future growth. The aggressive realignment of our organizational structure has allowed us to more efficiently pursue our business growth opportunities. Compared with the fourth quarter of 2006, full-time equivalent head count, including the impact of the intended sale of the leasing business conducted through SWLC discussed below, is projected to be down by 47 or 14%.  The Company has also strengthened its corporate governance and internal controls through the appointment of a General Counsel, Chief Auditor, Comptroller, BSA Officer, Information Security Officer and Security Director.  The marketing and planning functions have also been strengthened with the appointment of a Chief Marketing and Corporate Planning Officer. The Company also appointed a Director of Credit Review and, during the fourth quarter, we completed an exhaustive assessment of our technology and operational infrastructure and appointed a Chief Information Officer to implement system enhancements to support our future expansion.

The Company recently concluded a comprehensive review of its wholly owned subsidiary SWLC. After carefully assessing its available alternatives, the Company has made the strategic decision to exit the leasing business, and is in active discussions to sell the leasing business conducted through SWLC to an out-of-state firm whose main focus is the equipment leasing business. The Company chose this course of action in order to significantly reduce its operating expenses, improve its operating efficiency ratio and to more effectively allocate capital resources to its core commercial lending and branch banking operations. The decision to exit the leasing business represents the final phase of our corporate restructuring and allows the Company to redeploy the capital resources formerly committed to the leasing operation towards its core commercial lending and branch banking operations. The divesture, expected to be completed in the second quarter of 2008, will result in a decrease in net interest income of approximately $4 million, an annual operating expense savings to the Company of approximately $3 million and an improved operating efficiency ratio. As a result of this decision, the Company recorded a goodwill impairment accounting charge of $2.4 million in 2007 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, representing the entire remaining goodwill balance resulting from the 2001 acquisition of SWLC.

The Company has experienced deposit and loan pricing pressures that are expected to continue into 2008. The Company is facing an ever expanding array of competitors for its very attractive core niche of small business, middle market commercial and industrial and municipal customers. These competitors are entering the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation. The Company expects to continue to expand its staff of professional bankers in several areas to achieve the foregoing objectives. We anticipate that future industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration. Having successfully completed a senior management transition earlier this year, the Company is poised to remain focused on the basics of commercial banking: loan growth, deposit generation, increased market share, improved operational efficiency and enhanced brand building.

The Company recorded net income of $6.2 million in 2007 versus $11.5 million in 2006. The reduction in net income during 2007 results from several factors, most significantly a reduction in net interest income combined with lower non-interest income and increases in the provision for loan and lease losses and total operating expenses. Partially offsetting these unfavorable variances in 2007 was a reduction in the provision for income taxes. Basic earnings per common share of $0.45 were recorded in 2007 versus $1.02 a year ago. Diluted earnings per common share of $0.45 and $1.00 were recorded in 2007 and 2006, respectively.  The reduction in net interest income in 2007 is attributable to a 19 basis point decline in the Company’s net interest margin, reflecting continued loan and deposit pricing pressure. The decline in non-interest income in 2007 is due to reductions in deposit service charges coupled with an increase in net security losses, offset partially by increased earnings from bank owned life insurance. The increase in the provision for loan and lease losses in 2007 is a result of higher net charge-offs combined with increases in non-performing and classified assets. The increase in total operating expenses in 2007 is primarily the result of higher salaries and other employee benefits, legal expenses and the previously mentioned goodwill impairment accounting charge. The increase in salaries and other employee benefits in 2007 is predominately due to the one-time charge pertaining to termination costs associated with those employees who participated in the Voluntary Exit Window program, details of which were reported in the Company’s Form 8-K filing with the SEC on June 5, 2007. The Board of Directors took this action to increase operating efficiency, among other reasons, by reducing overhead costs as part of an ongoing program to improve profitability. Legal expenses increased in 2007 compared to 2006 largely due to a $12.1 million reversal of previously accrued compensatory damages and interest recorded in 2006 related to the Island Mortgage Network, Inc. (“IMN”) litigation settlement. As reported in a Form 8-K filing with the SEC on July 24, 2007, the Company is a nominal defendant in a purported shareholder derivative lawsuit (see Part I-Item 3.-“Legal Proceedings”). The 2007 legal expenses include outside counsel fees of $1.9 million relating to this matter.

REVENUE OF STATE BANCORP, INC.
(dollars in thousands)			Over/
			(under)
For the years ended December 31,	2007	2006	2006
Net interest income	$60,165	$62,237	(3)%
Service charges on deposit accounts	2,099	2,399	(13)%
Net security losses	(219)	(69)	N/M (1)
Income from bank owned life insurance	1,116	1,011	10%
Other operating income	2,380	2,350	1%
Total revenue	$65,541	$67,928	(4)%

(1) N/M - denotes not meaningful.

Total assets of the Company were $1.6 billion at December 31, 2007 compared to $1.8 billion at December 31, 2006. This decrease was principally attributable to a reduction of $110 million in the available for sale securities portfolio, substantially due to a net reduction in Government agency securities, coupled with declines in overnight securities purchased under agreements to resell and federal funds sold of $70 million and $29 million, respectively.  The foregoing reductions resulted largely from the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional rate retail CDs. At December 31, 2007, total deposits were $1.3 billion compared to $1.6 billion at December 31, 2006. Short-term borrowed funds, consisting primarily of Federal Home Loan Bank of New York (“FHLB”) advances, totaled $139 million at December 31, 2007, compared to no such borrowings at December 31, 2006. The increase in borrowings was a replacement for higher-cost maturing retail CDs and municipal deposits.

As a result of the decrease in the Company’s net income in 2007 versus 2006, return on average assets declined to 0.37% in 2007 from 0.68% in 2006. Reflecting the 2007 decline in net income and an increase in average shareholders’ equity in 2007 versus 2006, return on average stockholders’ equity declined to 5.70% in 2007 from 18.39% in 2006. Due to the combined effect of the interest rate environment prevailing in 2007 coupled with competition in both loan and deposit pricing, the Company’s net interest margin narrowed by 19 basis points to 3.82% in 2007 versus 4.01% in 2006.

The Company’s primary market area of Nassau, Suffolk and Queens Counties provides tremendous opportunity for deposit growth and commercial and industrial lending.  Over five million people live and work in the tri-county area and over 137,000 businesses are located here.  The recent decline of the real estate market does not appear to have impacted the Company to any significant degree during 2007; however, management and staff at the Company continue to monitor this market closely. To date, we have not experienced an adverse impact from the subprime mortgage crisis since, by policy, we do not engage in subprime lending. Further, the primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans with residential lending constituting approximately 10% of our loan portfolio at December 31, 2007.  Loan demand was stable in 2007 and the Company is poised to expand its loan portfolio in 2008. The average balance of total loans and leases for 2007 increased by 7% versus 2006. The Company’s securities portfolio contains no subprime structured debt, exotic structures or other hard to value instruments. At December 31, 2007, the market value of the securities portfolio represented 100.2% of book value. Additionally the Company’s liquidity remains strong as a result of our stable deposit base, ample borrowing capacity secured by liquid assets and other funding sources. Management of the Company is aware, however, that economic conditions are inextricably linked to both the outlook for interest rates and consumer and business confidence. Business expansion showed signs of weakness in 2007, with some economists predicting a downturn in the national economy in 2008. This outlook, in conjunction with the volatility of world events, the uncertain outlook for a sustained return to a more traditionally shaped yield curve and the uncertain long-term outlook for the real estate values, may result in negatively impacted near-term economic growth in the Company’s trade area.

Recognizing the economic uncertainty previously noted, we expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial mortgages in 2008.  We expect that interest rate spreads will continue to tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loan and lease offerings. Funding costs are expected to rise slightly during 2008 as competitive pressures are expected to push up deposit rates and the continued disintermediation of low cost core deposit balances into CD products remains a factor. We expect that, notwithstanding the improved shape of the yield curve, our net interest margin may decline modestly in 2008 from current levels.

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

Allowance for Loan and Lease Losses

In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan and lease losses.  Management carefully monitors the credit quality of the loan and lease portfolio and charges off the amounts of those loans and leases deemed uncollectible.  Management evaluates the fair value of collateral supporting any impaired loans and leases using independent appraisals and other measures of fair value.  This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur.  In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan and lease portfolio will increase.  The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan and lease losses include, but are not limited to, estimated losses from loan and lease and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb probable incurred loan and lease charge-offs.  Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  Despite such a review, the level of the allowance for loan and lease losses remains an estimate and cannot be precisely determined.

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.  Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable incurred losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators. When management analyzes the allowance for loan and lease losses, classified loans are assigned allocation factors ranging from 24% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell.  For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are assigned an allocation factor of 0.50% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-20 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

It is the present intent of management to continue to monitor the level of the allowance for loan and lease losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan and lease portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed throughout the coming year. In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan and lease losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which requires the recording of deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for this evaluation are periodically updated based upon changes in business factors and the tax laws.

Other-Than-Temporary Impairment of Investment Securities

If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings.  The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

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

Results of Operations and Financial Condition

Net Interest Income

Distribution of Assets, Liabilities and Stockholders’ Equity:  Net Interest Income and Rates

The following table presents the average daily balances of the Company’s assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities.  Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34%.  Non-accrual loans and leases are included in the average balances (dollars in thousands):

For the Years Ended December 31,	2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Securities held to maturity and
securities available for sale:
Taxable	$489,444	$23,913	4.89%	$518,940	$23,745	4.58%	$472,663	$18,028	3.81%
Tax-exempt	15,265	708	4.64	15,653	733	4.68	54,692	2,240	4.10
Total securities	504,709	24,621	4.88	534,593	24,478	4.58	527,355	20,268	3.84
Federal Home Loan Bank and
other restricted stock	6,414	488	7.61	2,073	109	5.26	4,139	181	4.37
Federal funds sold, securities
purchased under agreements to
resell and interest-bearing deposits	70,629	3,491	4.94	87,675	4,377	4.99	59,000	1,740	2.95
Loans and leases (net of unearned income):
Taxable	998,948	82,238	8.23	931,798	77,447	8.31	824,210	61,499	7.46
Tax-exempt	4,559	367	8.05	5,223	426	8.16	6,120	500	8.17
Total loans and leases - net	1,003,507	82,605	8.23	937,021	77,873	8.31	830,330	61,999	7.47
Total interest- earning assets	1,585,259	$111,205	7.01%	1,561,362	$106,837	6.84%	1,420,824	$84,188	5.93%
Allowance for loan and lease losses	(16,057)			(16,579)			(14,198)
Cash and due from banks	42,115			46,215			48,295
Bank premises and equipment - net	5,847			6,305			6,196
Other assets	81,131			85,337			56,530
Total Assets	$1,698,295			$1,682,640			$1,517,647

LIABILITIES AND STOCKHOLDERS' EQUITY:
Savings and time deposits:
Savings	$620,054	$18,486	2.98%	$656,802	$17,600	2.68%	$703,173	$12,476	1.77%
Time	485,500	23,769	4.90	509,368	23,630	4.64	289,897	8,739	3.01
Total savings and time deposits	1,105,554	42,255	3.82	1,166,170	41,230	3.54	993,070	21,215	2.14
Federal funds purchased	7,196	382	5.31	2,997	150	5.01	6,341	208	3.28
Securities sold under
agreements to repurchase	-	-	-	-	-	-	16,092	512	3.18
Other temporary borrowings	103,138	5,334	5.17	10,392	570	5.48	47,626	1,533	3.22
Subordinated notes	10,000	922	9.22	5,671	516	9.10	-	-	-
Junior subordinated debentures	20,620	1,822	8.84	20,620	1,787	8.67	20,620	1,434	6.95
Total interest- bearing liabilities	1,246,508	50,715	4.07	1,205,850	44,253	3.67	1,083,749	24,902	2.30
Demand deposits	319,655			324,551			310,720
Other liabilities	22,894			89,751			22,644
Total liabilities	1,589,057			1,620,152			1,417,113
Stockholders' equity	109,238			62,488			100,534
Total Liabilities and
Stockholders' Equity	$1,698,295			$1,682,640			$1,517,647
Net interest income/margin		60,490	3.82%		62,584	4.01%		59,286	4.17%
Less tax- equivalent basis
adjustment		(325)			(347)			(767)
Net Interest Income		$60,165			$62,237			$58,519

Analysis of Changes in Net Interest Income

The following table presents a comparative analysis of the changes in the Company’s interest income and interest expense due to the changes in the average volume and the average rates earned on interest-earning assets and due to the changes in the average volume and the average rates paid on interest-bearing liabilities.  Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34%.  Variances in rate/volume relationships have been allocated proportionately to average volume and average rate as they compare to each other (in thousands):

	Year 2007 over 2006			Year 2006 over 2005
	Due to Change in:			Due to Change in:
	Average	Average	Net Increase	Average	Average	Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
INTEREST INCOME:
Securities held to maturity and securities available for sale:
Taxable	$(1,391)	$1,559	$168	$1,881	$3,836	$5,717
Tax-exempt	(18)	(7)	(25)	(1,790)	283	(1,507)
Total securities	(1,409)	1,552	143	91	4,119	4,210
Federal Home Loan Bank and other restricted stock	312	67	379	(103)	31	(72)
Federal funds sold, securities purchased under agreements
to resell and interest-bearing deposits	(843)	(43)	(886)	1,087	1,550	2,637
Loans and leases (net of unearned income):
Taxable	5,534	(743)	4,791	8,516	7,432	15,948
Tax-exempt	(54)	(5)	(59)	(73)	(1)	(74)
Total loans and leases - net	5,480	(748)	4,732	8,443	7,431	15,874
Total Interest Income	3,540	828	4,368	9,518	13,131	22,649
INTEREST EXPENSE:
Savings and time deposits:
Savings	(1,022)	1,908	886	(871)	5,995	5,124
Time	(1,135)	1,274	139	8,699	6,192	14,891
Total savings and time deposits	(2,157)	3,182	1,025	7,828	12,187	20,015
Federal funds purchased	222	10	232	(139)	81	(58)
Securities sold under agreements to repurchase	-	-	-	(256)	(256)	(512)
Other borrowed funds	4,798	(34)	4,764	(1,642)	679	(963)
Subordinated notes	399	7	406	258	258	516
Junior subordinated debentures	-	35	35	-	353	353
Total Interest Expense	3,262	3,200	6,462	6,049	13,302	19,351
Change in Net Interest Income (Tax- equivalent Basis)	$278	$(2,372)	$(2,094)	$3,469	$(171)	$3,298

2007 versus 2006

Net interest income, the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowed funds, is the Company’s primary source of operating earnings.  Net interest income is influenced by the average balance and mix of the Company’s interest-earning assets, the yield on those assets and the current level of market interest rates. These rates are significantly influenced by the actions of the Federal Reserve Open Market Committee (“FOMC”), which periodically adjusts the federal funds rate, the rate at which banks borrow funds from one another on an overnight basis.  During the last four months of 2007, the FOMC lowered the federal funds rate three times from 5.25% to its year-end 2007 level of 4.25%.

Net interest income decreased 3.3% to $60.2 million as a result of a 19 basis point decline in the Company’s net interest margin to 3.82% in 2007.  The decline in the Company’s net interest margin was due primarily to the interest rate environment prevailing throughout 2007, characterized by higher short term rates and relative lack of slope in the yield curve, combined with significant competition in loan and deposit pricing.  Partially offsetting the narrower margin was a 2% increase in average interest-earning assets, primarily loans. Growth in commercial loans and commercial mortgages resulted in a 7% increase in average loans and leases outstanding to $1.0 billion during 2007 versus 2006.  The average investment portfolio contracted by 6% to $505 million during 2007 versus 2006, principally due to an anticipated runoff of U.S. Government Agency securities.  Cash flows from this runoff were utilized, in part, to support loan growth.  Also supporting the increase in interest-earning assets were increases in average borrowings, consisting primarily of Federal Home Loan Bank of New York (“FHLB”) overnight and short-term advances, and stockholders’ equity of $97 million and $47 million, respectively. This funding partially offsets the $66 million decrease in average deposits that resulted primarily from outflows of higher-cost promotional rate retail CDs and municipal deposits.

Average core deposit balances, consisting of demand, savings, money fund and NOW deposits, declined by $42 million in 2007 to $940 million as compared to 2006, and provided funding at an average cost of 1.97% in 2007 as compared to 1.79% in 2006. These core deposit balances funded 59% and 63% of the Company’s average interest-earning assets during 2007 and 2006, respectively, and represented 66% of total average deposits in both years.  Core deposit balances provide lower-cost funding that allows the Company to reduce its dependence on higher-cost borrowings.

The narrowing of the Company’s net interest margin to 3.82% during 2007 from 4.01% a year ago resulted from a 36 basis point increase in the Company’s cost of funds, principally due to competitive deposit pricing pressure combined with a shift in the funding mix from core deposits to borrowings.  This higher cost of funds was offset somewhat by a 17 basis point increase in the Company’s earning asset yield to a weighted average rate of 7.01%.  The higher asset yield resulted from the impact of higher rates and loan growth in 2007.  The higher yield was achieved despite the competitive pressures faced on pricing loan products that caused the average yield on loans and leases to decline by eight basis points, which caused the average yield on all interest earning assets to increase at a slower pace than the average cost of funds.

The following table summarizes the components of net interest margin on a quarterly basis for 2007.

	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest-earning assets:
Securities	4.97%	4.95%	4.84%	4.76%
Federal Home Loan Bank and other restricted stock	7.69	10.79	4.11	5.34
Federal funds sold	3.84	-	4.94	5.20
Securities purchased under agreements to resell	4.49	4.91	5.30	5.30
Interest-bearing deposits	4.47	4.92	4.96	4.82
Loans and leases	8.05	8.23	8.34	8.31
Total interest-earning assets	6.90%	7.13%	7.07%	6.97%
Interest-bearing liabilities:
Savings deposits	2.82%	2.98%	3.04%	3.09%
Time deposits	4.71	4.91	4.88	5.03
Total savings and time deposits	3.58	3.82	3.81	4.05
Federal funds purchased	4.83	5.38	5.52	5.59
Other temporary borrowings	4.76	5.28	5.52	5.91
Subordinated notes	9.16	9.16	9.19	9.37
Junior subordinated debentures	8.47	8.99	8.93	8.95
Total interest-bearing liabilities	3.84%	4.15%	4.11%	4.18%

Net interest margin - tax-equivalent basis	3.87%	3.89%	3.82%	3.68%

2006 versus 2005

The 6.4% increase in net interest income to $62.2 million in 2006 versus 2005 resulted from a 10% or $141 million increase in average interest-earning assets, primarily loans and leases and short-term investments.  Funding the growth in interest-earning assets was an increase in average deposits of $187 million, due largely to a successful retail CD promotion, partially offset by a decrease in short-term borrowings.  The Company’s net interest margin of 4.01% for 2006 represents a decline of 16 basis points from 2005 and reflects the impact of higher interest rates and a shift in the Company’s funding mix to a greater percentage of time deposits versus core funding during 2006.

Investment Securities

SFAS No. 115 requires the Company, at the time of purchase, to designate each investment security as either “available for sale” (“AFS”), “held to maturity” or “trading,” depending upon investment objectives, liquidity needs and ultimate intent.  AFS securities are stated at market value, with unrealized gains or losses reported as a separate component of stockholders' equity until realized.  Securities held to maturity are stated at cost, adjusted for amortization of premium or accretion of discount, if any.  Trading securities are generally purchased with the intent of capitalizing on perceived short-term price inefficiencies by selling them in the near term.  The Company did not hold any trading securities at December 31, 2007 and 2006.

At December 31, 2007, the Company’s $401 million investment portfolio consisted only of AFS securities at a pre-tax unrealized net gain of $1.3 million versus an unrealized net loss of $5.7 million at year-end 2006. At year-end 2007, the AFS portfolio was divided into the following categories: 54% mortgage-backed securities (“MBS”) (mainly FNMA and GNMA obligations); 37% U.S. Government Agency securities; 5% tax-exempt municipal paper; and 4% corporate and other securities.

Turbulence in the capital markets resulting from the widening impact of the mortgage industry downturn created a challenging investment climate during 2007.  A dramatic slowdown in macroeconomic conditions made those challenges even greater.  The overall level of interest rates fell as recessionary expectations increased during the year.  Presented with difficult bond market conditions throughout most of the year, our portfolio was maintained with the objective of generating cash flow to be redeployed opportunistically in a rising rate environment.

The Company’s investment policy is conservative in nature and identifies liquidity and safety as being of paramount importance among its objectives and, as such, the portfolio is largely comprised of MBS issues of Government-sponsored entities, Government Agency securities, and local municipal notes.  In addition to the creation of liquidity, risk management is another important aspect of the Company’s investment strategy. The Company’s portfolio construction is designed to provide liquidity while managing market risk and avoiding undue credit risk. Market risk can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates, and is managed, primarily, by investing in securities with shorter durations.  A security with a shorter duration is preferred to one with a longer duration in a rising rate environment because the market value of a security with a longer duration has a greater sensitivity to changes in interest rates.

Security selection is governed by the Company’s investment policy, and serves to supplement the Company’s asset/liability position.  Securities such as premium fixed rate MBS, hybrid adjustable rate MBS with an anticipated short average life and callable Government Agency securities were purchased during the past year with the intention of producing cash flow, as well as limiting the sensitivity of the portfolio’s market value. In addition to targeting a short average life, the securities purchased provide incremental yield due to the optionality found in callable Government Agency securities and prepayment activity inherent in MBS.  Cash flow from the portfolio increases in a lower interest rate environment and moderately extends in a higher interest rate environment.  Our strategy for this portfolio, with a continuing emphasis on liquidity and risk management, is expected to continue for the foreseeable future.

The Company’s investment portfolio has relatively low credit risk due to its concentration of U.S. Government Agency securities, MBS and local municipal notes.  The Company’s investment portfolio decreased by $117 million at year-end 2007 versus the comparable 2006 date primarily as the result of a net reduction of $143 million in Government Agency securities due largely to securities called and matured, partially offset by increases in tax-exempt municipal securities and MBS of $4 million and $29 million, respectively.

As of December 31, 2007, the MBS portfolio had an average life of approximately 3.8 years after adjusting for historical prepayment patterns.  Approximately 79% of the MBS portfolio, including collateralized mortgage obligations (“CMOs”), had final maturities in excess of ten years.  In general, principal prepayments on these securities will slow as interest rates rise and, conversely, prepayments will increase as interest rates fall. The Company received MBS principal paydowns of $47 million and $43 million in 2007 and 2006, respectively.

The Government Agency portfolio has final maturities ranging from one to ten years.  The notes are AAA credits that provide a competitive yield.  The Government Agency issues that are callable have call periods within two years and final maturities of less than ten years.  As a natural outgrowth of its municipal business, the Company purchases local, short-term municipal paper that is also sold throughout the year as part of the Company’s asset/liability management strategy.

Both the MBS and the U.S. Government Agency securities portfolios are eligible to pledge to secure municipal deposits and other borrowings and, therefore, are an integral part of the Company’s funding strategy.

There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies.  In addition, the portfolio contains only one collateralized debt obligation in the form of a bank-only pooled trust preferred security totaling $10 million.  This issue is credit enhanced, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.

Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses

One of management’s primary objectives is to maintain a high-quality loan and lease portfolio in all economic climates. This objective is achieved by maintaining high underwriting standards coupled with regular evaluation of each borrower’s creditworthiness and risk exposure. Management seeks to avoid concentrations within industries and customer segments in order to minimize credit exposure. The Company’s senior lending personnel work in conjunction with loan officers to determine the level of risk in the Company’s loan and lease-related assets and establish an adequate level for the allowance for loan and lease losses. The Company utilizes an outside loan review organization to independently verify the loan classifications and the adequacy of the allowance for loan and lease losses. Management actively seeks to reduce the level  of non-performing assets, defined as non-accrual loans and leases and other real estate owned (“OREO”),  through aggressive sale, collection  and workout efforts and, where necessary, litigation and charge-off.

As illustrated in Table I, the Company’s non-performing assets totaled $6 million at December 31, 2007, $2 million at December 31, 2006 and $3 million at December 31, 2005.  The increase in non-accrual loans and leases at December 31, 2007 resulted from the addition of one commercial loan relationship to non-accrual status during the first quarter of 2007.  While this long-term relationship had been on the Bank’s internal watch list for deteriorating credit conditions, the borrower abruptly ceased operations at the end of the first quarter of 2007 and subsequently filed for bankruptcy. The collateral for this commercial loan relationship consists of receivables and related job claims, and commercial real estate. The Bank recorded partial charge-offs of this relationship in the aggregate amount of $3.5 million in 2007. The Bank is pursuing its secured claims through the bankruptcy court and expects to recover all remaining balance sheet receivables with respect to this relationship.  At December 31, 2007, December 31, 2006 and December 31, 2005 the Company held no OREO and there were no restructured accruing loans and leases. Loans and leases 90 days or more past due and still accruing interest totaled $28 thousand at December 31, 2007, and $13 thousand at December 31, 2006. The Company has no foreign loans outstanding.

The provision for loan and lease losses is based on management’s continual assessment of the adequacy of the allowance for loan and lease losses. The provision for loan and lease losses totaled $4.5 million in 2007, $2.5 million in 2006 and $3.7 million in 2005.  The allowance for loan and lease losses amounted to $15 million or 1.4% of total loans and leases at December 31, 2007, $16 million or 1.7% of total loans and leases at December 31, 2006, and $16 million or 1.8% of total loans and leases at December 31, 2005.  The reduction in the allowance as a percentage of the total loan and lease portfolio at December 31, 2007 versus both prior periods  is primarily due to charge-offs of classified watch list loans recorded in 2007 and loans that were transferred to held for sale in the third quarter of 2007. The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 254% at December 31, 2007 from 754% at December 31, 2006 and 512% at December 31, 2005, caused primarily by deterioration of the commercial loan relationship cited in the immediately preceding paragraph. Net loan and lease charge-offs recorded in 2007 were $6.2 million compared to $1.8 million in 2006 and $47 thousand in net loan and lease recoveries recorded in 2005. Management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions. See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral. At December 31, 2007, there were only two residential relationships on the watch list, representing 2% of total watch list loans. As a result of new management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships. The Company has retained workout specialists who will be responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers will no longer maintain control over such relationships. As of December 31, 2007, the Bank had 45 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $84.5 million, compared to 38 relationships, including non-accrual loans and leases, with an aggregate value of $51.6 million at December 31, 2006.  This increase is primarily due to the Bank listing most of its residential construction portfolio for increased attention and oversight in view of real estate market conditions. It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  Management also believes that the growth in the secondary market for distressed debt will provide it with opportunities to exit such relationships sooner and with less risk of extended workout procedures and the attendant costs.  However, we cannot give any assurance that such secondary market will be able to absorb all or a significant portion of such relationships especially in light of recent credit market conditions.

Although non-accrual loans and leases and charge-offs increased for the year ended 2007 as compared to 2006 (largely due to the one commercial loan relationship that abruptly filed for bankruptcy during the year, and loans that were transferred to held for sale mentioned above), classified loans decreased $19 million at December 31, 2007 as compared to December 31, 2006.  Due to general concerns presently existing in the real estate market, $30 million of construction and development loans were included in the watch list at December 31, 2007 as criticized facilities requiring additional management attention as noted above.  The Company allocates a greater amount of reserves to classified loans than to criticized loans as a lower probability of loss exists for criticized loans than for classified loans. Accordingly, although the amount of criticized loans increased during 2007, the significant decline in classified loans was the primary factor resulting in the overall decline in the allowance for loan and lease losses.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. The decline in the local real estate market and the associated downward trend in the local economy have thus far impacted the Company’s loan portfolio to a limited extent. All of the factors mentioned above will be closely monitored in 2008. The concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $160 million and $151 million to building construction contractors and to real estate operators, lessors and developers, respectively. Credit losses arising from lending transactions in these industries compare favorably with the Bank’s credit loss experience on its portfolio as a whole.  Due to the uncertainties cited above, management expects to record loan and lease charge-offs in future periods, which management believes have been adequately reserved for in the allowance for loan and lease losses reported at December 31, 2007.

TABLE I	Analysis of Non-Performing Assets at December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Non-accrual loans and leases	$5,792	$2,177	$3,069	$5,274	$8,666
Other real estate	-	-	-	2,650	2,650
Total non-performing assets	$5,792	$2,177	$3,069	$7,924	$11,316
Loans and leases 90 days or more past due and still accruing interest	$28	$13	$281	$89	$149
Total loans and leases outstanding	$1,041,009	$983,725	$892,022	$778,191	$711,216
Allowance for loan and lease losses	$14,705	$16,412	$15,717	$12,020	$10,732
Key ratios:
Allowance for loan and lease losses as a percent of total loans and leases	1.4%	1.7%	1.8%	1.5%	1.5%
Non-accrual loans and leases as a percent of total loans and leases	0.6%	0.2%	0.3%	0.7%	1.2%
Non-performing assets as a percent of total
loans and leases and other real estate (1)	0.6%	0.2%	0.3%	1.0%	1.6%
Allowance for loan and lease losses as a percent of non- accrual
loans and leases	254%	754%	512%	228%	124%
Allowance for loan and lease losses as a percent of non-accrual loans and leases, and loans and leases 90 days or more past due
and still accruing interest	253%	749%	469%	224%	122%

(1) For purposes of calculating this ratio, non-performing assets excludes loans and leases 90 days or more past due and still accruing interest.

Other Income

2007 versus 2006

Other income decreased by 5.5% in 2007 when compared to 2006, largely as a result of lower service charges on deposit accounts and increased net security losses, offset in part by growth in income from bank owned life insurance (“BOLI”).

Service charges on deposit accounts decreased 12.5%, or $300 thousand, to $2.1 million in 2007 versus 2006.  Return item charges, representing the Company’s most significant recurring source of other income, declined 11.1%, or $172 thousand, as a result of a lower level of overdrafts.  Other service charges on deposits, principally account activity fees, decreased by 15.0%, or $128 thousand, due to decreased opportunities for activity charges in 2007 versus 2006.

During 2007, the Company recorded $219 thousand in net security losses primarily due to sales of mortgage-backed securities.  This compares to net losses of $69 thousand in 2006 largely as the result of sales of local municipal notes.   Income from BOLI improved by 10.3%, or $105 thousand, in 2007.

Other operating income improved by $30 thousand, or 1.3%, in 2007 as compared to 2006.  Growth in several categories accounted for the improvement, principally growth in letter of credit fees, sweep account fees, annuity commission fees, merchant card processing fees, debit card fees and income from the Bank’s participation in the CDARS program.  Somewhat offsetting these positive factors were lower foreign exchange and financial products (customer swap) fees.

2006 versus 2005

Other income decreased by 2.1% in 2006 when compared to 2005, largely as a result of lower net security gains. The decline in net security gains was offset in part by growth in service charges on deposits and other operating income. Income from BOLI also improved nominally in 2006.

Return item charges increased by 20.5% in 2006 versus 2005 as the result of increased collection opportunities.  Other service charges on deposits, principally account activity fees, increased by 3.5% in 2006.  During 2006, the Company recorded $69 thousand in net security losses compared to net gains of $867 thousand in 2005.

Other operating income improved by $515 thousand, or 28.1%, in 2006. Growth in several categories accounted for the improvement, principally growth in letter of credit fees, customer swap fees, merchant services income, sweep account fees and income from the Bank’s participation in the CDARS program. Somewhat offsetting these positive factors were lower collection, foreign exchange, cash management and annuity commission fees.

Operating Expenses

2007 versus 2006

Total operating expenses increased by $14.3 million to $51.9 million in 2007 versus 2006. A $12.1 million reversal of previously accrued IMN-related litigation expenses in December 2006 accounted for a significant portion of the increase in operating expenses.  Operating expenses in 2007 also included $1.9 million in legal fees related to the purported shareholder derivative lawsuit.  See “Legal Proceedings.”  Also contributing to the growth in operating expenses in 2007 were higher salaries and other employee benefits expenses due to a one-time charge of $3.1 million for the Voluntary Exit Window program and a goodwill impairment accounting charge of $2.4 million in accordance with SFAS No. 142 resulting from the Company’s decision to exit the leasing business and sell its wholly owned subsidiary SWLC.

The Company’s primary expense control measure is the operating efficiency ratio.  The operating efficiency ratios for the Company were 77.9% in 2007 and 54.6% in 2006 due primarily to expenses associated with the Voluntary Exit Window program, purported shareholder litigation and goodwill impairment in 2007 and the IMN-related net credit in 2006 as discussed earlier.  Management of the Company expects that the operating efficiency ratio will improve in 2008 as a result of operating revenue growth, coupled with a moderate decrease in the Company’s operating expenses.

OPERATING EXPENSES OF STATE BANCORP, INC.
(dollars in thousands)			Over/
			(under)
For the years ended December 31,	2007	2006	2006
Salaries and other employee benefits	$30,404	$27,095	12%
Occupancy	5,395	4,968	9%
Equipment	1,346	1,227	10%
Legal	2,738	(5,544)	N/M (1)
Marketing and advertising	1,257	1,743	(28)%
Credit and collection	903	829	9%
Audit and assessment	1,252	1,558	(20)%
Goodwill impairment	2,391	-	N/M (1)
Other operating expenses	6,227	5,750	8%
Total operating expenses	$51,913	$37,626	38%

(1) N/M - denotes not meaningful.

As noted in the table above, salaries and other employee benefits increased by $3.3 million or 12.2% during 2007.  The increase resulted primarily from a $3.1 million charge in 2007 for the Voluntary Exit Window program.  Also contributing to the increase in salaries and other employee benefits were higher costs for equity compensation, FICA and employee healthcare insurance when compared to 2006.  Higher levels of occupancy expenses, equipment expenses, legal expenses, credit and collection costs, and other operating costs also contributed to the increase in the Company’s total operating expenses in 2007.

Occupancy costs increased to $5.4 million in 2007 as the result of higher depreciation and building maintenance expenses, and rental expense related to the new Manhattan-based corporate banking branch located at 780 Third Avenue.  This new office location, opened in February 2008 and staffed with highly qualified commercial banking and lending professionals, will provide personalized customer service to the New York City area’s corporate middle market and real estate professionals with a variety of banking products and financial services.

Equipment expenses increased by 9.7% to $1.3 million in 2007 as the result of additional depreciation related to the Company’s telephone system and computer equipment and software due mainly to added costs for software licensing and other data processing software enhancements related to the Company’s mainframe system.  Also contributing to this increase is higher equipment expenses associated with the maintenance and disposal of Company operated vehicles in 2007.

Legal expenses were higher by $8.3 million due to a $5.5 million net credit in 2006 resulting from an IMN-related $12.1 million expense reversal.  Also contributing to the higher legal costs in 2007 are litigation expenses of $1.9 million for the purported shareholder derivative lawsuit and other legal expenses.

Marketing and advertising costs decreased by 27.9% to $1.3 million in 2007 versus 2006.  This reduction is due principally to a decline in the Bank’s advertising and marketing programs in 2007.

Credit and collection costs increased by 8.9% to $903 thousand in 2007 as compared to 2006. This increase is due primarily to additional loan collection costs in 2007 resulting from higher levels of non-performing loans.  Offsetting some of these increased costs is a decline in credit-related expenses due to reduced lending activity during 2007 in the Company’s residential mortgage and home equity line of credit products.

Audit and assessment fees decreased by $306 thousand to $1.2 million in 2007 versus 2006 as a result of lower FDIC deposit insurance costs.  The lower FDIC insurance expense is due in part to a credit used to offset a significant portion of 2007 deposit insurance fees, coupled with a lower FDIC assessment rate in 2007 due to the improved capital position of the Bank.  Partially offsetting the FDIC insurance expense reduction are increased audit expenses in 2007 versus 2006.

A goodwill impairment accounting charge of $2.4 million was recorded in 2007 in accordance with SFAS No. 142 resulting from the Company’s decision to exit the leasing business and sell its wholly owned subsidiary SWLC.  This expense transaction represents a non-cash accounting charge which has no impact on the Bank’s regulatory capital ratios.

Other operating expenses increased by 8.3% to $6.2 million in 2007 versus 2006.  This growth resulted from increases in several expense categories, most notably other real estate expenses (tax certiorari refund recorded in 2006) and stockholder expenses.   Somewhat offsetting these factors was a reduction in director compensation costs.

Management of the Company expects that total operating expenses will decline moderately in 2008 even as the Company expands its operations, the markets it serves and the products it offers.

2006 versus 2005

Total operating expenses decreased by $87.0 million to $37.6 million in 2006 from the prior year. An $89.1 million reduction in legal expenses accounted for this decline.  Higher levels of salaries and employee benefits, increased occupancy, marketing and advertising, credit and collection and growth in audit and assessment fees partially offset the lower level of legal expenses in 2006. The largest component of the Company’s legal expenses related to ongoing litigation arising out of the Bank’s deposit relationship with Island Mortgage and its affiliates.  The Company entered into a final settlement agreement with the plaintiff in the final pending warehouse lender litigation (HSA Residential Mortgage Services of Texas v. State Bank of Long Island) on January 24, 2007. In 2005, the Company recorded a $74.2 million expense related to the financial impact of the adverse jury verdict, including pre-judgment interest and certain other costs, in this litigation. The January 2007 settlement, totaling $65 million, resulted in a $12.1 million reversal of the previously accrued compensatory damages and related interest thereon during the fourth quarter of 2006.  Consequently, total legal expenses, including non IMN-related expenses, amounted to a $5.5 million credit in 2006 versus an expense of $83.6 million in 2005.  IMN legal expenses totaled $82.8 million and $2.3 million in 2005 and 2004, respectively.

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

Equipment expenses decreased by 11.7% to $1.2 million in 2006 as the result of a reduction in computer equipment depreciation related to the Company’s mainframe system. Also contributing to this decrease were lower computer software depreciation and lower equipment maintenance insurance costs.  Legal expenses, as previously noted, decreased by $89.1 million during 2006. Excluding IMN-related expenses, the Company’s legal expenses amounted to $661 thousand in 2006 and $784 thousand in 2005. Marketing and advertising costs increased by $511 thousand (41.5%) during 2006 when compared to 2005. This growth resulted principally from additional product-specific promotions and advertising and marketing related to the new branch opened in 2006.

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

Effective Income Tax Rate

2007 versus 2006 and 2005

An income tax provision of $2.9 million was recorded in 2007 as compared to an income tax provision of $16.3 million in 2006 and an income tax benefit of $27.4 million in 2005.  The 2005 tax credit resulted from the loss recorded by the Company during 2005. The Company is currently subject to both a statutory incremental federal tax rate of 35% (34% for the first $10 million of taxable income), and a New York State tax rate of 7.1%, plus an MTA surcharge of 17% on New York State taxes computed at 9.0%.  The Company’s overall effective tax rate (for those years that a tax provision was recorded) was 32.0% and 58.7% in 2007 and 2006, respectively.

The decrease in the 2007 effective tax rate was substantially due to the impact of the $10 million reserve recorded in 2006 for the potential New York State tax liability. The Company received a notice of deficiency from the Tax Department with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001and a notice of the Tax Department’s intention to audit the Company’s 2002-2006 franchise tax returns.

The Company established a reserve of $10 million during the fourth quarter of 2006 (before federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999-2001 periods in the amount of $5.3 million (before federal tax benefit) and assumed that the Tax Department would likely assert the same claims for the calendar years 2002-2006.

Beginning on January 1, 2007, the Company began to include earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this inclusion for the year ended December 31, 2007 was immaterial to the financial statements and earnings per share.

In December 2007, the Company executed a tax closing agreement with the Tax Department which constituted a final and conclusive settlement of the previously reported audit covering the 1999-2006 period.  The final settlement was for an amount less than the reserve previously accrued in the fourth quarter of 2006 and resulted in a reduction of the Company’s year ended December 31, 2007 provision for income taxes and the effective tax rate.  The effective tax rate in 2007 was impacted negatively by the non-deductible $2.4 million non-cash goodwill impairment accounting charge.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At December 31, 2007 and 2006, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $319.9 million and $326.3 million, respectively.  Approximately $276.0 million and $276.7 million of these commitments were at variable rates and $43.9 million and $49.6 million were at fixed rates at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the fixed rate commitments had interest rates ranging from approximately 5.74% to 9.88% and 5.05% to 8.57%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At December 31, 2007 and 2006, the Bank had letters of credit outstanding of approximately $16.2 million and $16.8 million, respectively.  At December 31, 2007, the uncollateralized portion was approximately $2.3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At December 31, 2007 and 2006, the total gross notional amount of swap transactions outstanding was $43.2 million and $40.9 million, respectively.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans.  The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets.  Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899 thousand which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with SFAS No. 133. The entire amount has been amortized at December 31, 2007. For the twelve months ended December 31, 2007, 2006 and 2005, the Company recognized expenses associated with unwinding the swap agreements of $300 thousand, $360 thousand and $239 thousand, respectively.

The Company is also obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built.  The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2008, $3.2 million; in 2009, $3.0 million; in 2010, $2.6 million; in 2011, $2.1 million; in 2012, $926 thousand; and the remainder to 2017, $2.3 million.

CONTRACTUAL OBLIGATIONS

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2007.

	Payments due by period (in thousands)
		Less than			More than	Footnote
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	reference
Leases covering various equipment,
branches, office space and land	$14,251	$3,242	$5,651	$3,032	$2,326	12
Time deposits	430,475	393,024	22,275	15,176	-	6
FHLB borrowings	139,000	139,000	-	-	-	7
Obligations under equipment lease
financing	31	25	6	-	-	7
Subordinated notes	10,000	-	-	-	10,000	8
Junior subordinated debentures	20,620	-	-	-	20,620	8
Total	$614,377	$535,291	$27,932	$18,208	$32,946

Capital Resources

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term.  Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace.  In determining an optimal capital level the Company also considers the capital levels of its peers and the evaluations of its primary regulators.  Total stockholders’ equity amounted to $114 million at December 31, 2007 and $104 million at December 31, 2006.  The increase from December 31, 2006 can be attributed to a change in other comprehensive income, shareholder dividend reinvestment and exercises of stock options.  Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

The Company and its subsidiaries are subject to various regulatory capital requirements administered by the FRB and the FDIC. Table II summarizes the Company’s and the Bank’s capital ratios as of December 31, 2007 and compares them to minimum regulatory guidelines and December 31, 2006 and December 31, 2005 actual results.   The Company’s ratios exceed the minimum regulatory guidelines, and the Bank’s ratios exceed both the minimum regulatory guidelines for a well-capitalized institution and the minimum requirements under FDICIA.  Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company’s and the Bank’s operations and financial statements.  See “Supervision and Regulation.”

TABLE II

	Regulatory	The Company's Ratios as of December 31,
	Minimum	2007	2006	2005
Tier I Leverage	3.00 - 4.00%	7.03%	6.30%	4.30%
Tier I Capital/Risk-Weighted Assets	4.00%	10.04%	9.48%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	12.11%	11.58%	7.25%

					Regulatory
					Criteria for a
	Regulatory	The Bank's Ratios as of December 31,			Well-Capitalized
	Minimum	2007	2006	2005	Institution
Tier I Leverage	3.00 - 5.00%	7.43%	6.69%	4.27%	5.00%
Tier I Capital/Risk-Weighted Assets	4.00%	10.62%	10.07%	5.96%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	11.85%	11.32%	7.21%	10.00%

On December 21, 2006, the Company consummated a private placement transaction pursuant to which the Company issued 2,250,000 shares of its common stock, par value $5.00 per share, to accredited investors.  The offering price for the shares was $16.75 per share, except in the case of 53,700 shares sold to Thomas M. O’Brien, CEO, for whom the price per share was $18.63, the closing bid price of the Company’s common stock on December 18, 2006, which is considered to be the market value of the common stock for the purposes of Mr. O’Brien’s purchase in accordance with the NASDAQ Global Market listing requirements. The gross proceeds of the offering were $37.8 million. The net proceeds of the offering, after deducting commissions and expenses, were approximately $36.5 million. The offering was made in reliance upon exemption from registration provided in section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) and Rule 506 of Regulation D promulgated thereunder. Each of the investors represented to the Company that it is an accredited investor, as defined by Rule 501 promulgated under the Securities Act, and certificates representing purchased shares of common stock issued in connection with the offering will contain appropriate legends to reflect the restrictions on transfer imposed by the Securities Act.  On July 2, 2007 the registration statement filed with the SEC with respect to these shares was declared effective.

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the DRP.  Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank.  Prior to, and at December 31, 2007, due to the Company recording a net loss in 2005 following the issuance of the IMN jury verdict, the quarterly cash dividend had been on an irregular schedule due to the advance approval required from the New York State Banking Department (the “Banking Department”), the Bank’s primary regulator, for the Bank to pay dividends to the Company. As reported in the Company’s Form 8-K filing with the SEC on June 27, 2007, the Company announced a change in its cash dividend schedule to a quarterly declaration during the first month of each calendar quarter.  As of January 1, 2008, the Bank is no longer required to seek regulatory approval to declare dividends.  The Company’s Board declared a cash dividend of $0.15 per share at its January 29, 2008 meeting.  The cash dividend will be paid on March 17, 2008 to stockholders of record on February 22, 2008. During 2007, the Company declared $6.2 million in dividends and received $3.0 million from the reinvestment of dividends by stockholders participating in the Company’s DRP.

The Company did not repurchase any shares of its common stock during 2007 under the existing stock repurchase plan. Under the Company's current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032, on or after November 7, 2007 at par. Under the occurrence of certain events, the Company may have been able to redeem the debentures in whole or in part prior to November 7, 2007.  As of December 31, 2007, the Company has chosen not to redeem the debentures of Trust I, and in the future will continue to evaluate the cost effectiveness of this borrowing. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034, on or after January 23, 2009. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to January 23, 2009.  The weighted average rate on all trust preferred securities outstanding was 8.46% during 2007 and 8.24% during 2006. During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

The Company’s DRP allows existing stockholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at up to a 5% discount from the current market price under either Plan option. During 2007 and 2006, $3.0 million and $3.3 million, respectively, were added to stockholders’ equity through Plan participation. Approximately 15% of the Company’s cash dividends were reinvested in 2007 under this Plan, and since inception, approximately $22.4 million in additional equity has been added through Plan participation. Management anticipates continued future growth in equity through the DRP.

Liquidity

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale.  Such liquid assets declined to $462 million at December 31, 2007 from $671 million at December 31, 2006, resulting largely from a reduction in securities held in the Bank’s available for sale investment portfolio, the funding of the $65 million IMN judgment, the withdrawal of seasonal deposits by municipal entities and the maturities of promotional retail CDs.  Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. In 2006, the Company also issued common stock in a private placement and fixed rate subordinated notes.   As of December 31, 2007, demand deposits increased by $15 million compared with December 31, 2006.  During 2007 and 2006, proceeds from sales and maturities of securities available for sale totaled $462 million and $301 million, respectively.  During the fourth quarter of 2007, $97 million of the Company’s available for sale securities, mostly U.S. Government agency issues, either matured or were redeemed at par value by the issuer at preset redemption dates.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  For the years ended December 31, 2007 and 2006, the Company originated new loans totaling $63 million and $93 million, respectively, net of principal paydowns.  The Company did not purchase any loans in 2007 or 2006.  The Company purchased securities available for sale totaling $361 million and $291 million in 2007 and 2006, respectively.  The Company’s outstanding FHLB borrowings as of December 31, 2007 were primarily used to support the funding of loans. To support the Company’s municipal banking business, a significant amount of short-term tax-exempt securities are purchased and often sold prior to maturity.  In 2007 these purchases, and subsequent sales, amounted to $106 million.  Total deposits decreased by $236 million in 2007 to $1.3 billion.  Of this decrease $197 million was due to a strategic decision to run off high cost CDs obtained during the two retail campaigns held in 2006.

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

The Asset/Liability Management Committee (the “ALCO”) is responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  The ALCO monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At December 31, 2007, access to approximately $210 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  At December 31, 2007, approximately $82 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At December 31, 2007, approximately $139 million was outstanding with the FHLB and no funds were drawn on correspondent bank lines of credit.  In addition, also available was a $10 million secured revolving line of credit with a correspondent bank which matures on March 31, 2008, of which no amount was outstanding at December 31, 2007.  Pursuant to authorization limits set by the Board, management may also access the brokered deposit market for funding.  As of December 31, 2007, no brokered deposits were outstanding.  As the Company’s liquidity remains strong due to its deposit base, ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Interest Rate Risk

Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates.  Reviewing repricing characteristics of interest-earning assets and interest-bearing liabilities identifies risk.  The Company’s ALCO sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

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

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively.    Net earnings at risk is the potential adverse change in net interest income arising from up to +/- 200 basis point change in interest rates over a 12 month period, and measured over a 24 month time horizon.  The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment.  Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.

As of December 31, 2007, the Company’s balance sheet is considered slightly asset sensitive as a hypothetical decrease in interest rates would have a negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have relatively no impact on the Company’s net interest income.  This condition is evident in a falling interest rate environment and is primarily the result of the shortening of the average life of the investment portfolio, as well as the pricing of core deposits reaching a floor level.

As of December 31, 2006, the Company’s balance sheet was considered primarily interest rate neutral as hypothetical changes in interest rates would have a minimal impact on the percentage change in the Company’s net interest income, except in the rates up 200 basis points scenario, where there is a negative impact of -2.5% on the Company’s net interest income.  The Company may be considered slightly liability sensitive in a rates up 200 basis points environment primarily due to the lengthening of the average life of the investment portfolio.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	December 31, 2007					December 31, 2006
Time Horizon	Down 200	Down 100	Base Flat	Up 100	Up 200	Down 200	Down 100	Base Flat	Up 100	Up 200
Year One	-1.1%	-0.6%	0.0%	0.8%	0.8%	0.4%	0.7%	0.0%	-0.8%	-2.5%
Year Two	-4.3%	-3.5%	-1.9%	-0.3%	-0.3%	6.0%	6.9%	6.2%	5.6%	3.6%

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

As of December 31, 2007 and 2006, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of +/- 200 basis points is low.  The small changes in the percentage change in MVPE and the MVPE Ratio is attributable to the lower interest rate environment at December 31, 2007 versus December 31, 2006 and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	December 31, 2007					December 31, 2006
	Down 200	Down 100	Base Flat	Up 100	Up 200	Down 200	Down 100	Base Flat	Up 100	Up 200
% Change in MVPE (1)	-3.7%	-0.9%	0.0%	-2.6%	-3.8%	-0.4%	0.6%	0.0%	-2.0%	-5.1%
MVPE Ratio	14.1%	14.9%	15.3%	14.8%	14.8%	13.0%	13.3%	13.4%	13.1%	12.6%

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
State Bancorp, Inc.
Jericho, New York

We have audited the accompanying consolidated balance sheets of State Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and changes in stockholders' equity and comprehensive income (loss) for each of the three years in the three-year period ended December 31, 2007. We also have audited State Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). State Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bancorp Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, State Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Chizek and Company LLC

Livingston, New Jersey
March 13, 2008

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006	2007	2006
ASSETS:
Cash and due from banks	$35,380,214	$46,210,873
Federal funds sold	-	29,000,000
Securities purchased under agreements to resell	61,000,000	131,000,000
Total cash and cash equivalents	96,380,214	206,210,873
Securities held to maturity (estimated fair value of $6,361,036 in 2006)	-	6,372,080
Securities available for sale - at estimated fair value	401,229,235	511,408,685
Federal Home Loan Bank and other restricted stock	8,053,643	1,708,343
Loans and leases (net of allowance for loan and lease losses of
$14,704,864 in 2007 and $16,411,925 in 2006)	1,026,304,532	967,312,849
Bank premises and equipment - net	5,777,493	6,043,450
Bank owned life insurance	29,006,619	27,891,017
Net deferred income taxes	17,494,843	36,665,263
Receivable - current income taxes	14,034,377	-
Receivable - securities sales/calls	14,822,820	5,068,750
Other assets	14,910,638	20,041,166
TOTAL ASSETS	$1,628,014,414	$1,788,722,476
LIABILITIES:
Deposits:
Demand	$332,464,460	$316,618,448
Savings	566,999,841	621,969,615
Time	430,474,815	627,595,416
Total deposits	1,329,939,116	1,566,183,479
Other temporary borrowings	139,031,328	56,400
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Accrued legal expenses	700,839	66,050,208
Other accrued expenses and liabilities	14,085,463	21,671,879
Total liabilities	1,514,376,746	1,684,581,966
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 14,996,348 shares in 2007 and 14,604,203 shares in 2006;
outstanding 14,008,696 shares in 2007 and 13,616,551 shares in 2006	74,981,740	73,021,015
Surplus	86,654,142	83,767,505
Retained deficit	(32,164,263)	(32,158,439)
Treasury stock (987,652 shares in 2007 and 2006)	(16,646,426)	(16,646,426)
Accumulated other comprehensive income (loss) (net of taxes of
$534,913 in 2007 and ($2,118,436) in 2006)	812,475	(3,843,145)
Total stockholders' equity	113,637,668	104,140,510
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,628,014,414	$1,788,722,476

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans and leases	$82,489,409	$77,737,172	$61,836,169
Federal funds sold and securities purchased under agreements to resell	3,388,753	4,319,772	1,613,849
Securities held to maturity - taxable	80,541	412,737	537,926
Securities available for sale - taxable	23,816,124	23,314,553	17,561,509
Securities available for sale - tax-exempt	498,961	500,617	1,614,016
Securities available for sale - dividends	119,000	95,861	76,500
Dividends on Federal Home Loan Bank and other restricted stock	487,590	108,625	180,500
Total interest income	110,880,378	106,489,337	83,420,469
INTEREST EXPENSE:
Deposits	42,254,508	41,230,176	21,214,704
Temporary borrowings	5,716,361	719,720	2,253,112
Subordinated notes	922,449	515,764	-
Junior subordinated debentures	1,821,679	1,787,165	1,433,680
Total interest expense	50,714,997	44,252,825	24,901,496
Net interest income	60,165,381	62,236,512	58,518,973
Provision for loan and lease losses	4,463,500	2,489,998	3,650,000
Net interest income after provision for loan and lease losses	55,701,881	59,746,514	54,868,973
OTHER INCOME:
Service charges on deposit accounts	2,098,697	2,398,992	2,107,546
Net security (losses) gains	(218,607)	(69,475)	867,208
Income from bank owned life insurance	1,115,603	1,011,081	1,000,755
Other operating income	2,380,307	2,350,168	1,834,955
Total other income	5,376,000	5,690,766	5,810,464
Income before operating expenses	61,077,881	65,437,280	60,679,437
OPERATING EXPENSES:
Salaries and other employee benefits	30,404,429	27,094,530	26,204,886
Occupancy	5,395,273	4,968,083	4,733,005
Equipment	1,346,002	1,226,505	1,388,794
Legal	2,737,900	(5,543,603)	83,583,980
Marketing and advertising	1,256,736	1,743,341	1,232,172
Credit and collection	903,490	829,521	660,022
Audit and assessment	1,251,695	1,557,693	1,346,064
Goodwill impairment	2,390,924	-	-
Other operating expenses	6,226,412	5,750,399	5,491,760
Total operating expenses	51,912,861	37,626,469	124,640,683
INCOME (LOSS) BEFORE INCOME TAXES	9,165,020	27,810,811	(63,961,246)
PROVISION (BENEFIT) FOR INCOME TAXES	2,935,542	16,316,932	(27,412,995)
NET INCOME (LOSS)	$6,229,478	$11,493,879	$(36,548,251)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.45	$1.02	$(3.32)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.45	$1.00	$(3.32)
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	13,738,101	11,227,278	10,996,601
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	13,867,477	11,486,982	10,996,601

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005	2007	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$6,229,478	$11,493,879	$(36,548,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan and lease losses	4,463,500	2,489,998	3,650,000
Depreciation and amortization of bank premises and equipment	1,322,902	1,130,716	1,429,278
Amortization of intangibles and goodwill impairment	2,427,061	36,137	36,137
Deferred income tax expense (benefit)	16,517,127	224,670	(31,005,600)
Amortization of net premium on securities	1,418,363	1,129,688	3,435,779
Net security losses (gains)	218,607	69,475	(867,208)
Net gains on sales of other real estate owned ("OREO")	-	-	(43,903)
Income from bank owned life insurance	(1,115,603)	(1,011,081)	(1,000,755)
Stock-based compensation expense	604,149	119,584	36,389
Shares issued under the directors' stock plan	-	43,530	-
Decrease (increase) in other assets	3,003,411	(3,354,256)	(4,452,463)
Increase in receivable - current income taxes	(14,034,377)	-	(1,832,138)
(Decrease) increase in accrued legal expenses	(65,349,369)	(11,678,929)	77,333,889
(Decrease) increase in other accrued expenses and other liabilities	(7,586,416)	10,135,114	(428,246)
Net cash (used in) provided by operating activities	(51,881,167)	10,828,525	9,742,908
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	6,375,996	16,000,000	19,997,544
Purchases of securities held to maturity	-	(6,355,173)	(5,992,500)
Proceeds from sales of securities available for sale	141,868,886	162,149,456	311,306,545
Proceeds from maturities of securities available for sale	325,017,422	139,493,132	179,411,568
Purchases of securities available for sale	(361,092,844)	(290,812,672)	(513,364,937)
(Increase) decrease in Federal Home Loan Bank and other restricted stock	(6,345,300)	808,400	1,474,600
Increase in loans and leases - net	(63,455,183)	(93,498,261)	(113,783,801)
Proceeds from sales of OREO	-	-	2,693,903
Purchases of bank premises and equipment - net	(1,056,945)	(1,003,162)	(1,108,917)
Net cash provided by (used in) investing activities	41,312,032	(73,218,280)	(119,365,995)
FINANCING ACTIVITIES:
(Decrease) increase in demand and savings deposits	(39,123,762)	(88,307,654)	74,667,252
(Decrease) increase in time deposits	(197,120,601)	242,917,187	67,272,616
Increase (decrease) in other temporary borrowings	138,974,928	(18,557,896)	(13,652,193)
Proceeds from issuance of subordinated notes	-	10,000,000	-
Cash dividends paid	(6,235,302)	(6,706,859)	(5,766,476)
Proceeds from shares issued under private placement	-	36,542,406	-
Private placement expenses	(252,735)	-	-
Proceeds from shares issued under the dividend reinvestment plan	2,984,149	3,313,558	2,841,412
Proceeds from shares issued pursuant to compensation awards	1,511,799	247,768	655,516
Purchases of treasury stock	-	-	(1,177,898)
Net cash (used in) provided by financing activities	(99,261,524)	179,448,510	124,840,229
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,830,659)	117,058,755	15,217,142
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	206,210,873	89,152,118	73,934,976
CASH AND CASH EQUIVALENTS AT END OF YEAR	$96,380,214	$206,210,873	$89,152,118
SUPPLEMENTAL DATA:
Interest paid	$50,856,474	$43,227,466	$24,619,835
Income taxes paid	$9,452,122	$5,231,690	$5,459,406
Adjustment to unrealized net gain or loss on securities available for sale	$7,008,969	$1,216,175	$(6,533,252)
Dividends declared but not paid as of year-end	$-	$-	$1,656,251

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2007, 2006 and 2005					Accumulated
			Retained		Other	Total
	Common		Earnings	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	(Deficit)	Stock	(Loss) Income	Equity	(Loss) Income
Balance, January 1, 2005	$49,974,110	$63,014,247	$4,008,970	$(15,468,528)	$(478,957)	$101,049,842
Comprehensive loss:
Net loss	-	-	(36,548,251)	-	-	(36,548,251)	$(36,548,251)
Other comprehensive loss, net of tax:
Unrealized holding losses during the period (1)	-	-	-	-	-		(3,686,286)
Reclassification for gains included in net income (2)	-	-	-	-	-		(565,118)
Cash flow hedges (3)	-	-	-	-	-		(121,060)
Total other comprehensive loss	-	-	-	-	(4,372,464)	(4,372,464)	(4,372,464)
Total comprehensive loss	-	-	-	-	-		$(40,920,715)
Cash dividend ($.55 per share)	-	-	(6,062,428)	-	-	(6,062,428)
6 for 5 stock split (1,832,949 shares)	9,164,745	(9,164,745)	-	-	-	-
Shares issued under the dividend reinvestment
plan (131,901 shares at 95% of market value)	659,505	2,181,907	-	-	-	2,841,412
Stock options exercised (59,754 shares)	298,770	356,746	-	-	-	655,516
Accelerated vesting of stock options	-	36,389	-	-	-	36,389
Treasury stock purchased (61,657 shares)	-	-	-	(1,177,898)	-	(1,177,898)
Balance, December 31, 2005	60,097,130	56,424,544	(38,601,709)	(16,646,426)	(4,851,421)	56,422,118
Comprehensive income:
Net income	-	-	11,493,879	-	-	11,493,879	$11,493,879
Other comprehensive income, net of tax:
Unrealized holding gains during the period (1)	-	-	-	-	-		748,973
Reclassification for losses included in net income (2)	-	-	-	-	-		43,159
Cash flow hedges (3)	-	-	-	-	-		216,144
Total other comprehensive income	-	-	-	-	1,008,276	1,008,276	1,008,276
Total comprehensive income	-	-	-	-	-		$12,502,155
Shares issued under private placement (2,250,000 shares)	11,250,000	25,292,406	-	-	-	36,542,406
Cash dividend ($.45 per share)	-	-	(5,050,609)	-	-	(5,050,609)
Shares issued under the dividend reinvestment
plan (203,167 shares at 95% of market value)	1,015,835	2,297,723	-	-	-	3,313,558
Stock options exercised (21,223 shares)	106,115	141,653	-	-	-	247,768
Stock-based compensation expense	-	29,800	-	-	-	29,800
Restricted stock awards (107,540 shares)	537,700	(447,916)	-	-	-	89,784
Stock issued under Directors' Stock Plan (2,847 shares)	14,235	29,295	-	-	-	43,530
Balance, December 31, 2006	73,021,015	83,767,505	(32,158,439)	(16,646,426)	(3,843,145)	104,140,510
Comprehensive income:
Net income	-	-	6,229,478	-	-	6,229,478	$6,229,478
Other comprehensive income, net of tax:
Unrealized holding gains during the period (1)	-	-	-	-	-		4,340,114
Reclassification for losses included in net income (2)	-	-	-	-	-		135,386
Cash flow hedges (3)	-	-	-	-	-		180,120
Total other comprehensive income	-	-	-	-	4,655,620	4,655,620	4,655,620
Total comprehensive income	-	-	-	-	-		$10,885,098
Cash dividend ($.45 per share)	-	-	(6,235,302)	-	-	(6,235,302)
Shares issued under the dividend reinvestment
plan (178,099 shares at 95% of market value)	890,495	2,093,654	-	-	-	2,984,149
Stock options exercised (218,304 shares)	1,091,520	420,279	-	-	-	1,511,799
Stock-based compensation expense (includes the
forfeiture of 4,258 shares of restricted stock)	(21,290)	625,439	-	-	-	604,149
Private placement expenses	-	(252,735)	-	-	-	(252,735)
Balance, December 31, 2007	$74,981,740	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668

(1) Net of taxes of ($1,979,758), $397,727 and $2,450,248 in 2005, 2006 and 2007, respectively.
(2) Net of taxes of $302,090, ($26,316) and $83,221 in 2005, 2006 and 2007, respectively.
(3) Net of taxes of ($80,572), $143,856 and $119,880 in 2005, 2006 and 2007, respectively.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.

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

Income Recognition – Interest on loans and leases is credited to income when earned.  The Bank discontinues the accrual of interest on loans and leases whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due.  Income is not accrued for installment loans which are 90 days past due unless the Bank holds cash collateral.  Interest received on non-accrual loans and leases is either applied against principal or reported as income, according to management’s judgment as to the collectibility of the principal.

Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense.  Loans and leases are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans and leases are credited to the allowance.  The balance in the allowance for loan and lease losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable incurred losses. To determine that level, management evaluates problem loans and leases based on the financial condition of the borrower, the value of collateral and/or guarantor support.   Based upon the resultant risk categories assigned to each loan and lease and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. While management utilizes all available information to estimate the adequacy of the allowance for loan and lease losses, the ultimate collectibility of a substantial portion of the loan and lease portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

Commercial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all non-accrual loans in excess of $250 thousand for impairment.  Large groups of smaller-balance homogeneous loans and leases, such as consumer and residential mortgages, are collectively evaluated for impairment.

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

Bank Premises and Equipment - Net – Land is carried at cost.  Bank premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation expense is computed on the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years for furniture and equipment and 30 years for premises and related components.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining terms of the leases.

Loan and Lease Origination Fees and Costs – Certain loan and lease origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan or lease.

Income Taxes - The Company recognizes deferred tax assets and liabilities that reflect the temporary differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  As changes in tax laws are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Treasury Stock - Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  Treasury stock purchases are recorded at cost.

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

For the Years Ended December 31,	2007	2006	2005
Net income (loss)	$6,229,478	$11,493,879	$(36,548,251)
Average market price	$17.49	$17.29	N/A	*
Weighted average common shares outstanding	13,738,101	11,227,278	10,996,601
Dilutive effect of stock options and restricted stock grants	129,376	259,704	N/A	*
Adjusted common shares outstanding - diluted	13,867,477	11,486,982	10,996,601
Net income (loss) per share - basic	$0.45	$1.02	$(3.32)
Net income (loss) per share - diluted	$0.45	$1.00	$(3.32)
Antidilutive potential shares not included in the calculation	454,923	314,965	N/A	*

* N/A - denotes not applicable.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and cash flow hedges which are also recognized as separate components of equity.

Statements of Cash Flows - For the purpose of presenting the statements of cash flows, the Company considers federal funds sold and securities purchased under agreements to resell to be cash equivalents because such assets are convertible into fixed amounts of cash within several days of initial purchase.  Net cash flows are reported for customer loan and deposit transactions, federal funds purchased and repurchase agreements.

Securities Sold Under Agreements to Repurchase – The Company may utilize borrowings collateralized by U.S. Treasury, Government Agency and mortgage-backed securities.  These funds generally mature within one to seven days and are reflected on the balance sheet at the amount of the cash received.

Loans Held for Sale - Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value.

Loans Foreclosed - Property acquired through foreclosure (other real estate owned or “OREO”) is stated at fair value less estimated selling costs.  Carrying value in excess of net fair value at the time of foreclosure is charged against the allowance for loan and lease losses.   Revenues and expenses from operations or changes in the carrying value of these assets subsequent to acquisition are included in operating expenses.

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

Goodwill – The excess of cost over fair value of net assets acquired generated from acquisitions is reviewed annually for impairment.

Accounting for Stock-Based Compensation - Prior to January 1, 2006, the Company accounted for its stock-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in the income statements for periods ended December 31, 2005, or before. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-based Payment,” on a modified prospective basis with the fair value of any subsequent grants of stock-based compensation to be reflected in the income statement at that time in accordance with SFAS No. 123(R).

Prior to January 1, 2006, employee compensation expense was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005.  The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ending December 31, 2005.

2005
Net loss, as reported	$(36,548,251)
Deduct: Total stock-based employee compensation expense determined under fair value based method
for all awards, net of related tax effects	(1,141,636)
Pro forma net loss	$(37,689,887)

LOSS PER SHARE:
Basic - as reported	$(3.32)
Basic - pro forma	$(3.43)
Diluted - as reported	$(3.32)
Diluted - pro forma	$(3.43)

Accounting for Derivatives – From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the twelve months ended December 31, 2007, 2006 and 2005, income associated with these swaps was not material to the financial statements.  At December 31, 2007 and 2006, the total gross notional amount of swap transactions outstanding was $43,246,210 and $40,900,000, respectively.  The customer swap program enables the Bank to originate fixed rate loans that have longer maturity terms without incurring the associated interest rate risk.  The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans.  The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on $50 million of loan assets.  Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 which is being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with SFAS No. 133. The entire amount has been amortized at December 31, 2007. For the twelve months ended December 31, 2007, 2006 and 2005, the Company recognized expenses associated with unwinding the swap agreements of $300,000, $360,000 and $239,000, respectively.

Accounting for Bank Owned Life Insurance - The Bank is the beneficiary of a policy that insures the lives of certain senior officers of the Bank and its subsidiaries.  The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated balance sheets.  Changes in the cash surrender value are recorded in other income.

Upon adoption of  EITF  06-5,  which  is  discussed further below, Company owned life insurance is recorded at the  amount  that can be realized under the insurance  contract  at  the  balance  sheet  date,  which  is  the cash   surrender value adjusted for other charges or other amounts due that are probable at settlement.  Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value. In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, “Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (Accounting for Purchases of Life Insurance).  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for  a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy.  The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

Employee Benefit Plans - The Bank has an Employee Stock Ownership Plan (the “ESOP”) which is a defined contribution plan covering substantially all full-time employees.  Bank contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. Employee 401(k) expense is the amount of Company matching contributions. Deferred compensation plan expense allocates the benefits over years of service.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.  (See the “Regulatory Matters” note for more specific disclosure.)

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

Effect of Recently Issued Accounting Standards on the Financial Statements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs.  SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.  SFAS No. 157 was issued to increase consistency and comparability in reporting fair values.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions.  A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied.  The Company has not completed its evaluation of the impact of the adoption of this standard.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company determined there was no need to make an adjustment to retained earnings due to adoption of this interpretation.  The Company has no unrecognized tax benefits pertaining to any tax positions taken prior to January 1, 2007.   Should the accrual of any interest or penalties pertaining to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts.  No such accruals exist as of December 31, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and returns for those states in which leasing activities are conducted.  These returns are subject to examination by taxing authorities for all years after 2002.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings.  Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings.  If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, but the accounting for a transfer to the trading category under SFAS No. 115 does not apply.  Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company has not yet completed its evaluation of the impact of adopting this standard.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP.  SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning on or after December 15, 2007.  The Company has not yet completed its evaluation of the impact of adopting this standard.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combination,” or SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The Company has not yet completed its evaluation of the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The Company has not yet completed its evaluation of the impact of adopting this standard.

Reclassifications - Certain reclassifications have been made to prior years’ amounts to conform them to the current year’s presentation.

2. Securities Held to Maturity and Securities Available for Sale

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at December 31, 2007 and 2006, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2007
Securities Available for Sale:
Obligations of states and political subdivisions	$18,140,263	$4,528	$(49,634)	$18,095,157
Government Agency securities	149,638,982	930,453	(35,148)	150,534,287
Corporate securities	15,086,740	-	(586,741)	14,499,999
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	135,674,183	1,502,606	(403,665)	136,773,124
FNMA	72,766,460	581,887	(538,432)	72,809,915
GNMA	7,361,553	14,123	(38,856)	7,336,820
Other	1,213,666	-	(33,733)	1,179,933
Total Securities Available for Sale	$399,881,847	$3,033,597	$(1,686,209)	$401,229,235

December 31, 2006
Securities Held to Maturity:
Government Agency securities	$6,372,080	$-	$(11,044)	$6,361,036
Securities Available for Sale:
Obligations of states and political subdivisions	14,327,627	194	(76,533)	14,251,288
Government Agency securities	294,793,218	201,199	(1,785,614)	293,208,803
Corporate securities	15,179,296	-	(152,776)	15,026,520
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	79,296,160	28,229	(1,228,223)	78,096,166
FNMA	78,089,467	41,797	(1,973,405)	76,157,859
GNMA	28,136,853	26,239	(657,070)	27,506,022
Other	7,247,645	-	(85,618)	7,162,027
Total Securities Available for Sale	517,070,266	297,658	(5,959,239)	511,408,685
Total Securities	$523,442,346	$297,658	$(5,970,283)	$517,769,721

The amortized cost and estimated fair value of securities available for sale at December 31, 2007, by contractual maturity, are shown in the following table.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities Available for Sale:
Due in one year or less	$61,458,965	$61,509,299
Due after one year through five years	60,624,414	61,145,121
Due after five years through ten years	30,917,058	31,244,249
Due after ten years	29,865,548	29,230,774
Subtotal	182,865,985	183,129,443
Mortgage-backed securities and
collateralized mortgage obligations	217,015,862	218,099,792
Total Securities Available for Sale	$399,881,847	$401,229,235

In 2007, 2006 and 2005, gross gains of $138,864, $53,435 and $1,112,134 and gross losses of $357,471, $122,910 and $244,926, respectively, were realized on the sale of securities available for sale.

At December 31, 2007 and 2006, the Company owned no securities held to maturity and no securities available for sale for one issuer, other than the U.S. Government and its agencies, in excess of 10% of stockholders’ equity.

Securities held to maturity and securities available for sale with an amortized cost of $354,176,700 and $470,676,153 and an estimated fair value of $356,060,061 and $465,525,300 at December 31, 2007 and 2006, respectively, were pledged for public deposits and short-term borrowings.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at December 31, 2007, there were no other-than-temporary impairments of the Company’s investment securities.

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$(48,137)	$4,770,744	$(1,497)	$124,943	$(49,634)	$4,895,687
Government Agency securities	(11,748)	11,987,830	(23,400)	14,976,600	(35,148)	26,964,430
Corporate securities	(9,981)	3,000,000	(576,760)	11,500,000	(586,741)	14,500,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(752)	721,991	(402,913)	30,873,800	(403,665)	31,595,791
FNMA	(16,645)	1,437,042	(521,787)	38,756,472	(538,432)	40,193,514
GNMA	(1,718)	341,934	(37,138)	5,261,228	(38,856)	5,603,162
Other	-	-	(33,733)	1,179,933	(33,733)	1,179,933
Total securities available for sale	$(88,981)	$22,259,541	$(1,597,228)	$102,672,976	$(1,686,209)	$124,932,517

December 31, 2006
Securities held to maturity:
Government Agency securities	$(11,044)	$6,361,036	$-	$-	$(11,044)	$6,361,036
Securities available for sale:
Obligations of states and political
subdivisions	(27,791)	7,203,512	(48,742)	4,732,582	(76,533)	11,936,094
Government Agency securities	(65,247)	46,013,294	(1,720,367)	217,008,389	(1,785,614)	263,021,683
Corporate securities	(1)	2,012,780	(152,775)	12,011,740	(152,776)	14,024,520
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(41,687)	23,135,291	(1,186,536)	47,745,529	(1,228,223)	70,880,820
FNMA	(8,703)	1,152,276	(1,964,702)	64,133,820	(1,973,405)	65,286,096
GNMA	(4,801)	568,351	(652,269)	22,524,099	(657,070)	23,092,450
Other	-	-	(85,618)	7,162,027	(85,618)	7,162,027
Total securities available for sale	(148,230)	80,085,504	(5,811,009)	375,318,186	(5,959,239)	455,403,690
Total securities	$(159,274)	$86,446,540	$(5,811,009)	$375,318,186	$(5,970,283)	$461,764,726

The securities that have been in a continuous loss position for 12 months or longer at December 31, 2007 are categorized as:  (1) adjustable rate mortgage-backed securities totaling $23,912,881; (2) fixed rate mortgage-backed securities totaling $52,158,552; (3) fixed rate U.S. Government Agency securities totaling $14,976,600; (4) fixed rate corporate debt securities totaling $11,500,000; and (5) fixed rate municipal securities totaling $124,943.  The market value, and therefore the loss position, for each type of security responds differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  In addition, the portfolio contains only one collateralized debt obligation in the form of a bank-only pooled trust preferred security totaling $10 million.  This issue is credit enhanced, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.

3. Loans and Leases – Net

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages. The Bank does not engage in subprime lending and thus there is no subprime exposure in the Company’s loan and lease portfolio.  In addition, the Bank’s adjustable-rate residential mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio. The Bank does not offer payment option ARM or negative amortization loan products.

At December 31, 2007 and 2006, net loans and leases consisted of the following:

	2007	2006
Commercial and industrial	$322,574,801	$297,255,659
Real estate - commercial mortgage	383,960,210	392,454,404
Real estate - residential mortgage	102,467,899	105,475,643
Real estate - commercial construction	50,483,504	25,207,499
Real estate - residential construction	95,002,071	80,513,035
Lease receivables	66,476,136	62,648,964
Loans to individuals	11,723,882	11,314,608
Tax exempt and other	8,320,893	8,854,962
Loans and leases - net of unearned income	1,041,009,396	983,724,774
Less: Allowance for loan and lease losses	14,704,864	16,411,925
Loans and leases - net	$1,026,304,532	$967,312,849

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York.  It is the Bank’s policy to spread risk among a broad range of industries and to monitor concentration and associated levels of risk on an ongoing basis.  As of December 31, 2007 and 2006, the concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $159,510,000 and $131,891,000, respectively, to building construction contractors and $150,896,000 and $164,963,000, respectively, to real estate operators, lessors and developers.  Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values.  The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $3,039,982 and $2,742,441 at December 31, 2007 and 2006, respectively. New loans totaling $1,696,992 and $1,327,448 were extended and payments of $1,399,451 and $1,507,817 were received during 2007 and 2006, respectively, on these loans.

Activity in the allowance for loan and lease losses for the three years ended December 31, 2007 is as follows:

	2007	2006	2005
Balance, January 1	$16,411,925	$15,716,960	$12,020,443
Provision charged to income	4,463,500	2,489,998	3,650,000
Charge-offs, net of recoveries
of $384,835, $377,680
and $844,750	(6,170,561)	(1,795,033)	46,517
Balance, December 31	$14,704,864	$16,411,925	$15,716,960

As of December 31, 2007, 2006 and 2005, the recorded investment in loans and leases that are considered to be impaired is summarized below.

	2007	2006	2005
Amount measured using the
present value of expected future cash
flows, discounted at each loan's and lease's effective
interest rate	$-	$-	$-
Impaired collateral-dependent loans and leases	4,021,934	1,490,677	1,471,128
Total amount evaluated as impaired	$4,021,934	$1,490,677	$1,471,128
Average impaired loan and lease balance	$5,746,758	$3,035,134	$2,012,540
Interest income recognized
on impaired loans and leases	$16,198	$236,499	$115,623

As a result of the Bank’s measurement of impaired loans and leases, an allowance for loan and lease losses of approximately $1,537,000 and $775,000 was established for $3,734,156 and $1,490,677 of the total impaired loans and leases at December 31, 2007 and 2006, respectively.  No specific allowance was required for the remaining $287,778 of impaired loans and leases at December 31, 2007.

At December 31, 2007 and 2006, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $5,791,733 and $2,177,456, respectively.  Interest income would have been approximately $459,000 and $78,000 greater in 2007 and 2006 respectively, had these loans and leases been current.  Interest income was approximately $5,000 greater in 2005 than it would have been had these loans and leases been current.  Interest income on total non-accrual loans and leases, which is recorded only when received, amounted to approximately $19,000, $117,000 and $122,000 for 2007, 2006 and 2005, respectively.  At December 31, 2007, 2006 and 2005, there were no restructured loans and leases still accruing interest.  At December 31, 2007 and 2006, loans and leases 90 days or more past due and still accruing interest totaled $28,429 and $13,258, respectively.

At December 31, 2007 and 2006, commercial real estate mortgages of $179,709,211 and $175,513,714, respectively, were pledged as collateral for borrowings from the FHLB.

4. Bank Premises and Equipment – Net

At December 31, 2007 and 2006, Bank premises and equipment consisted of the following:

		Accumulated
		Depreciation/	Net Book
	Cost	Amortization	Value
December 31, 2007:
Building	$2,770,101	$1,444,596	$1,325,505
Leasehold improvements	4,922,028	2,631,826	2,290,202
Furniture and fixtures	5,144,318	3,993,128	1,151,190
Computer equipment
and software	5,219,043	4,208,447	1,010,596
Total	$18,055,490	$12,277,997	$5,777,493

December 31, 2006:
Building	$2,697,059	$1,334,994	$1,362,065
Leasehold improvements	4,764,904	2,227,467	2,537,437
Furniture and fixtures	5,167,936	3,717,139	1,450,797
Computer equipment
and software	4,615,487	3,922,336	693,151
Total	$17,245,386	$11,201,936	$6,043,450

Depreciation expense totaled $1,322,902, $1,130,716 and $1,429,278 for the years ended December 31, 2007, 2006 and 2005, respectively.

5. Other Assets

At December 31, 2007 and 2006, other assets consisted of the following:

	2007	2006
Interest receivable - investments	$3,902,034	$5,113,015
Interest receivable - loans and leases	4,478,798	5,306,326
Prepaid expenses	1,631,413	1,958,081
Excess market value of leases acquired (net of accumulated amortization of $548,065 and $511,928)	74,401	110,538
Goodwill (excess of cost over fair value of assets acquired, net of accumulated amortization of $110,000)	-	2,390,924
Cash surrender value of life insurance policies	-	1,650,581
Other	4,823,992	3,511,701
Total	$14,910,638	$20,041,166

6. Deposits

At December 31, 2007 and 2006, certificates of deposit of $100 thousand or more were $225,973,949 and $257,201,671, respectively.  Scheduled maturities of all certificates of deposit are as follows:

2008	$393,024,258
2009	11,432,625
2010	10,841,537
2011	13,209,910
2012	1,966,485
Total	$430,474,815

There were no brokered certificates of deposit at December 31, 2007 or 2006.

7. Lines Of Credit and Other Temporary Borrowings

At each of December 31, 2007 and 2006, correspondent banks extended unsecured lines of credit aggregating $82,000,000 to the Bank for the purchase of federal funds and for foreign exchange transactions.  Federal funds purchased and securities sold under agreements to repurchase generally mature within one to seven days from the transaction date.

In addition to the above, the Bank may use a secured line of credit with the FHLB for overnight funding or on a term basis to match fund asset purchases.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $292,000,000 of collateral, including approximately $180,000,000 in commercial real estate mortgages, it currently has pledged at FHLB, approximately $210,000,000 of this line may be drawn on a term or overnight basis.  The FHLB line is renewed annually.

On June 6, 2006, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a correspondent bank.  Under the Credit Agreement, the correspondent bank has made available to the Company a revolving line of credit of up to $10,000,000.  At December 31, 2007 and 2006, no amount was outstanding under the Credit Agreement.  All amounts outstanding under the Credit Agreement will bear interest at a rate equal to LIBOR plus 160 basis points and will be due and payable on March 31, 2008.  The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including but not limited to limitations on other encumbrances, other indebtedness, mergers, acquisitions, asset sales, and investments, as well as maintenance of the following financial ratios as measured quarterly.

Maximum Ratio of non-performing assets to Loans plus other real estate owned	1.35%
Minimum Ratio of Loan Loss Reserves to Gross Loans	1.25%
Minimum Tier I Capital Ratio	4.00%
Minimum Total Risk-weighted Capital Ratio	8.00%
Minimum Tier I Leverage Ratio	4.00%

As security for its obligations under the Credit Agreement, the Company agreed to pledge all of the outstanding capital stock of the Bank.

The following summarizes borrowed funds at December 31, 2007 and 2006:

					Weighted-Average Interest Rate
	Outstanding at December 31,		Average Amount Outstanding		on Average Amount Outstanding
	2007	2006	2007	2006	2007	2006
Federal funds purchased	-	-	$7,196,000	$2,997,000	5.31%	5.01%
Securities sold under
agreements
to repurchase	-	-	-	-	-	-
FHLB - overnight and term	$139,000,000	-	$103,093,000	$8,241,000	5.13%	4.76%
Secured revolving line of credit	-	-	-	$2,060,000	-	8.02%
Obligations under
equipment lease
financing	$31,328	$56,400	$45,000	$91,000	11.52%	13.74%

For securities sold under agreements to repurchase, the following table provides additional information:

	2007	2006
Maximum outstanding at any month end	-	-

Weighted-average interest rate on
balance, December 31,	-	-

Of the total temporary borrowings outstanding at December 31, 2007, required payments of $139,025,385 and $5,943 will be made in 2008 and 2009, respectively.

8. Subordinated Notes and Junior Subordinated Debentures

In 2006, the Company issued $10,000,000 in aggregate principal amount of its 8.25% Subordinated Notes due June 15, 2013 (the “Notes”) pursuant to a purchase agreement, dated June 6, 2006, between the Company and the initial purchaser named therein.  The Notes were issued pursuant to an Indenture, dated as of June 8, 2006, by and between the Company and Wilmington Trust Company, as trustee (the “Indenture”).  The Notes are unsecured and rank subordinate and junior to all of the Company’s senior indebtedness to the extent and in the manner set forth in the Indenture.  Interest on the Notes is payable semi-annually in arrears at an annual rate of 8.25% on June 15 and December 15 of each year, beginning December 15, 2006.  The Notes will mature on June 15, 2013 and are not redeemable before that date.  The net proceeds from the sale of the Notes, after deducting offering expenses and the initial purchaser’s discount, were approximately $9,450,000 and qualify as Tier II capital for the Company.  The Company contributed proceeds from the offering to the Bank which qualified as Tier I capital.  The Notes have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

In 2002, State Bancorp Capital Trust I (“Trust I”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities.  The coupon rate is three-month LIBOR plus 345 basis points and is reset quarterly.  Trust I’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company.  The proceeds from the sale of the capital securities of Trust I were utilized by Trust I to invest in $10,000,000 of junior subordinated debentures of the Company.  The debentures bear a coupon rate of three-month LIBOR plus 345 basis points which is reset quarterly.  The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company.  The debentures represent the sole assets of Trust I. Beginning on November 7, 2007, the Company has had the right to optionally redeem the debentures prior to the maturity date of November 7, 2032, at par.

Trust I and II are unconsolidated wholly owned subsidiaries of the Company, have no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company.  Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive quarters each during which time payment of interest may be deferred by the Company.  As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures.  The weighted-average interest rate on all of the Company’s junior subordinated debentures was 8.46% in 2007 and 8.24% in 2006.

9. Income Taxes

The components of income tax expense for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Federal:
Current	$(13,204,782)	$5,572,340	$6,083,611
Deferred	18,287,655	(594,418)	(26,407,049)
Subtotal	5,082,873	4,977,922	(20,323,438)
State:
Current	(376,803)	10,519,922	(2,491,006)
Deferred	(1,770,528)	819,088	(4,598,551)
Subtotal	(2,147,331)	11,339,010	(7,089,557)
Total	$2,935,542	$16,316,932	$(27,412,995)

Total income tax expense was different from the amounts computed by applying the statutory federal income tax rate to income before income taxes due to the following:

	2007		2006		2005
		% of		% of		% of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
Income tax expense at statutory rate	$3,207,757	35.0%	$9,733,784	35.0%	$(22,386,436)	(35.0%)
Surtax exemption	(91,650)	(1.0)	(278,108)	(1.0)	639,612	1.0
(Reduction) increase in taxes resulting from:
Tax-exempt interest on investments,
net of interest expense disallowed	(214,525)	(2.3)	(250,115)	(0.9)	(507,109)	(0.8)
Bank owned life insurance	(379,305)	(4.1)	(343,768)	(1.2)	(340,257)	(0.5)
State income tax - net of Federal tax benefit	(248,690)	(2.7)	7,483,746	26.9	(4,679,108)	(7.3)
Goodwill impairment	812,880	8.9	-	-	-	-
Other	(150,925)	(1.8)	(28,607)	(0.1)	(139,697)	(0.2)
Income tax expense	$2,935,542	32.0%	$16,316,932	58.7%	$(27,412,995)	(42.8%)

At December 31, 2007 and 2006, the deferred tax assets and liabilities are composed of the following:

December 31,	2007	2006
Deferred tax assets:
Net operating loss carryforward	$11,948,717	$-
Allowance for loan and lease losses	5,858,637	6,352,892
Accrued expenses	400,558	297,803
Bank premises and equipment	291,547	266,982
Deferred fees	178,916	212,597
Litigation judgment	-	25,131,905
Franchise tax audit	-	3,400,000
Unrealized holding loss on securities
available for sale	-	2,118,436
Other	307,475	399,623
Subtotal	18,985,850	38,180,238
Deferred tax liabilities:
Leasing activities	(498,171)	(1,076,736)
Equity compensation plans	(311,409)	(305,529)
Unrealized holding gain on securities
available for sale	(534,913)	-
Prepaid expenses	(146,514)	(132,710)
Subtotal	(1,491,007)	(1,514,975)
Net deferred tax assets	$17,494,843	$36,665,263

The deferred tax assets and liabilities are netted and presented in a single amount as net deferred income taxes in the accompanying consolidated balance sheets.  The Company believes that it is more likely than not that it will realize the value of the net deferred tax asset as the Company expects to have sufficient future taxable income.  The income tax (benefit) expense associated with net security (losses) gains amounted to ($83,221), ($26,316), and $302,090 in 2007, 2006 and 2005, respectively.

In 2005, the Company received a notice of deficiency from the New York State Department of Taxation and Finance (the “Tax Department”) with respect to New York State franchise tax for the years ended December 31, 1999, 2000 and 2001. The Tax Department contended that the Company’s tax liability should have been increased by $5.3 million (including $1.9 million in interest and $0.3 million in penalties).  After deducting the estimated federal tax benefit of $1.8 million arising from this, the Company’s net tax liability for years 1999 through 2001 would have been approximately $3.5 million based on the Tax Department’s assertion that SB Financial and SB Portfolio (the “Delaware Subsidiaries”), which are organized and operated entirely outside of the State of New York, should be included in the Company’s New York State combined franchise tax reports. In support of the deficiency assessment the Tax Department alleged, inter alia, that the transfer of assets to, and the operations of, the Delaware Subsidiaries were for tax avoidance purposes only and lacked economic substance, and that the Delaware Subsidiaries met the statutory requirements for inclusion with the Company’s income for calculation of the Company’s New York State taxes. Based on the Tax Department’s asserting the same position for calendar years 2002 through 2006, management estimated that the additional franchise tax liability for these years would have been $6.7 million (including $1.2 million in interest and $0.5 million in penalties).  After deducting the estimated federal tax benefit of $2.3 million arising from this, the Company’s net tax liability for years 2002 through 2006 would have been approximately $4.4 million.

The Company established a reserve of $10 million during the fourth quarter of 2006 (before federal tax benefit) for the potential tax liability. This reserve was established considering the deficiency notice covering the 1999-2001 periods in the amount of $5.3 million (before federal tax benefit) and assumed that the Tax Department would likely assert the same claims for the calendar years 2002-2006.

Beginning on January 1, 2007, the Company began to include earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes.  The impact of this inclusion for the year ended December 31, 2007 was immaterial to the financial statements and earnings per share.   In order to limit the statutory interest, which accrues at a rate ranging from 6% to 10%, on the amounts of franchise taxes in dispute, the Company remitted $9.2 million to the Tax Department in 2007 for the period 1999-2006.

In December 2007, the Company executed a tax closing agreement with the Tax Department which constituted a final and conclusive settlement of the previously reported audit covering the 1999-2006 period.  The final settlement was for an amount less than the reserve previously accrued in the fourth quarter of 2006 and resulted in a reduction of the Company’s year ended December 31, 2007 provision for income taxes and the effective tax rate.  The effective tax rate in 2007 was impacted negatively by the non-deductible $2.4 million non-cash goodwill impairment accounting charge.

The adoption of FIN 48 at January 1, 2007 did not have a material impact on the Company’s financial statements.

As of December 31, 2007, the Company has recorded an allowance of $6,400 for an uncertain tax position related to determination of state nexus for various states other than New York. Upon audit by these states, the Company may be obligated to pay a cumulative total between $5,000 and $6,400 in additional taxes, interest and penalties. This allowance is not likely to change by a significant amount within the next year. In the event of subsequent recognition, the entire amount recognized would have an immaterial impact on the Company’s effective tax rate.

To date, the Company has not been audited on this tax position. Accordingly, the past three years of the state income tax returns and the current year tax provision are subject to examination in various states other than New York.

10. Stock-Based Compensation

Incentive Stock Options - Under the terms of the Company’s incentive stock option plans adopted in April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company’s common stock.  The option price is the higher of the fair market value or the book value of the shares at the date of grant.  Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.

No incentive stock options were granted during 2007 and 2006.  The estimated fair value of options granted during 2005 was $7.62 per share.  The fair value of options granted under the Company’s incentive stock option plans during 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

2005
Dividend yield	2.4%
Expected volatility	28.3%
Risk-free interest rate	3.88%
Expected life of options	7.3 years

At December 31, 2007, incentive stock options for the purchase of 593,137 shares were outstanding and exercisable.  The total intrinsic value of options exercised for the twelve months ended December 31, 2007, 2006 and 2005 is $2,515,923, $139,058 and $753,465, respectively.  The total cash received from option exercises for the twelve months ended December 31, 2007, 2006 and 2005 is $1,511,799, $247,768 and $655,516, respectively, including the tax benefit realized for the twelve months ended December 31, 2007, 2006 and 2005 of $69,800, $30,703 and $63,457, respectively. The tax benefit realized in conjunction with the exercise of stock options was also recorded as an increase in equity.  In exercising those options, certain employees paid their option exercise price by returning shares to the Company, which reduced equity by $2,633,321 in 2007.  A total of 138,721 shares were returned to the Company in 2007 in conjunction with option exercises at an average price of $18.98 per share. The total intrinsic value of exercisable shares at December 31, 2007, is $531,764.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2007	1,039,715	$14.25
Granted	-	-
Exercised	(351,713)	11.61
Cancelled or forfeited	(94,865)	20.19
Outstanding -
December 31, 2007	593,137	$14.89

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of December 31, 2007:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.33	175,320	2.5 years	$9.88	175,320	$9.88
$12.45 - $13.61	210,016	4.0 years	13.06	210,016	13.06
$19.16	100,341	6.2 years	19.16	100,341	19.16
$22.63	107,460	7.1 years	22.63	107,460	22.63
	593,137	4.5 years	$14.89	593,137	$14.89

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

In September 2006, the Company awarded 23,928 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company.  The restricted stock vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $227,284 to be expensed over the remaining period of 1.8 years.  For the years ended December 31, 2007 and 2006, $125,349 and $39,784 were recognized as compensation expense.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2007	23,928	$19.95
Granted	-	-
Vested	-	-
Cancelled or forfeited	(4,258)	19.95
Nonvested - December 31, 2007	19,670	$19.95

At December 31, 2007, 490,588 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation – In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At December 31, 2007, 32,949 of these options were exercisable, but none were exercised.  The options outstanding and those exercisable at December 31, 2007 have no intrinsic value.

The restricted stock totals 83,612 shares and was awarded at an average price of $17.94 to be vested in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the years ended December 31, 2007 and 2006 was $274,650 and $79,690, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2007	79,431	$17.94
Granted	-	-
Vested	(16,724)	17.94
Cancelled or forfeited	-	-
Nonvested - December 31, 2007	62,707	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,835,400 to be expensed over the weighted-average remaining period of 3.8 years.  For the years ended December 31, 2007 and 2006, $478,800 and $79,800 were recognized as compensation expense.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

11. Employee Benefit Plans

The Bank has an ESOP which is a defined contribution plan covering substantially all full-time employees.  Bank contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. Employees become 20% vested after two years of employment, with an additional 20% vesting each year. Full vesting takes place upon the completion of six years of employment.  Employee contributions are not permitted. At December 31, 2007, the ESOP had all of its assets invested in the Company’s common stock and cash.  The Bank funds all amounts when due.  At December 31, 2007 and 2006, the number of shares of stock held by the ESOP, all of which have been allocated to employees, totaled 1,383,930 and 1,314,021, respectively.  None of the allocated shares are subject to a repurchase obligation.  Contributions under the ESOP charged to operations amounted to $1,459,347, $1,446,286 and $1,587,241 in 2007, 2006 and 2005, respectively.

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”), which covers substantially all full-time employees.  Employees may elect to contribute up to 16% (or up to 35% for employees with annual earnings less than $100,000) of their annual gross compensation to the 401(k) Plan, and the Bank will match one-half of the employee’s contribution up to a maximum of 3.0% of the employee’s annual gross compensation.  Employees are fully vested in both their own and the Bank’s contributions. Bank contributions under the 401(k) Plan amounted to $489,179, $481,683 and $477,251 in 2007, 2006 and 2005, respectively.  The Bank funds all amounts when due.  At December 31, 2007, contributions to the 401(k) Plan were invested in various bond, equity, stable value or diversified funds as directed by each employee.

During 1995, the Bank adopted nonqualified deferred compensation plans (the “Plans”) for each officer for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code.  Bank contributions under the Plans totaled $48,329, $63,729 and $112,471 in 2007, 2006 and 2005, respectively.

12. Commitments and Contingent Liabilities

Leases - The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built.  The minimum payments under these leases, certain of which contain escalation clauses, are:

2008	$3,242,346
2009	3,029,321
2010	2,621,449
2011	2,106,571
2012	925,519
Remainder to 2017	2,325,449
Total	$14,250,655

Rent expense was approximately $3,380,000, $3,098,000 and $2,907,000 for 2007, 2006 and 2005, respectively.

Directors’ Incentive Retirement Plan - The Company has a Directors’ Incentive Retirement Plan for former directors of the Company who elect to retire after having completed certain minimum service requirements.  Under the retirement plan, directors who elect to retire are entitled to receive, for a period of five years after such retirement, certain compensation, as defined in the retirement plan, as long as such director continues to consult with the Company in an advisory capacity (or, if the director were to die prior to the completion of the consulting period, the beneficiary or estate designated by the director is entitled to receive such remaining compensation).

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

During 2007, 2006 and 2005, the Bank charged approximately $15,000, $62,000 and $62,000, respectively, to operations related to this Plan.  No further expenses will be incurred in 2008.

Directors’ Stock Plan - The Company approved a Directors’ Stock Plan in 1998 for each outside director and the secretary to the Board of Directors that expires in 2008.  Pursuant to the plan, on January 1, 1999 and 2000, each participant received an award of share credits for 100 shares of the Company’s common stock, and on January 1, 2001, 2002 and 2003, each participant received an award of 200 share credits. On January 1, 2004, each participant received an award of share credits calculated as follows: (i) for January 1, 2003 through June 30, 2003, an award of 100 share credits, and (ii) for July 1, 2003 through December 31, 2003, an award of share credits equal in amount to $7,000 divided by the market value of one share of stock as of December 31, 2003.  Effective annually as of January 1, 2005, each participant is granted an award of share credits in respect to the preceding year in an amount equal to $14,000 divided by the market value of one share of stock as of the last reported sale price during the last calendar year.  All awards are pro-rated where a participant did not serve for all of the preceding year.  After termination of service as a director or secretary, all awards are paid in shares of stock to the participant, or, in the case of death, to his or her designated beneficiary or estate.  There are remaining 137,453 shares reserved for possible issuance.  During 2006, 2,847 shares were distributed to retired directors.  No shares were distributed during 2007.

During 2007, the Bank credited approximately $30,000 to operations related to this Plan. During 2006 and 2005, the Bank charged approximately $205,000 and $37,000, respectively, to operations related to this Plan.

Severance Commitments - The Company has executive severance plans (the “Plans”) for certain key executives who are full-time employees with the title of Senior Vice President and above and who are designated as Plan participants by the Board of Directors.  The Plans provide for certain rights accruing to participants in the event of a termination of the participant’s employment within one year after a change in control of the Company.  These rights include a cash payment and the continuation of certain employee benefits.  In addition, all stock-based compensation awards held by a participant will become fully vested.  In the event that the participant enters into an employment contract, as defined in the Plans, all rights to the severance payment and other benefits set forth above will terminate.  No amounts have been paid or accrued under the Plans.

Employment Agreement – Effective November 6, 2006, the Company and the Bank have entered into an employment agreement with Thomas M. O’Brien for a term of five years. The employment agreement provides for an annual base salary and a target annual bonus. Mr. O’Brien was also granted non-qualified stock options and restricted stock awards that are more fully disclosed in Note 10, Non-Plan Stock-Based Compensation.

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

Pending Claims and Contingent Liabilities – On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who participated in the IMN Matter and offering a voluntary exit window program to certain officers who participated in the IMN Matter, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The current members of the Special Litigation Committee are Nicos Katsoulis and the Honorable John J. LaFalce.

The lawsuit is pending.  The directors and officers subject to the lawsuit may, subject to certain conditions, be entitled to indemnification by the Company for all or a portion of any expenses or losses incurred by such directors and officers in connection with the lawsuit.  While we cannot predict or determine the outcome of this lawsuit, the potential expenses, including possible indemnification costs, associated with the litigation may be material.  For the twelve months ended December 31, 2007, the Company incurred $1.9 million in legal expenses related to this lawsuit.  All costs incurred to date have been recognized in the Company’s financial statements. At December 31, 2007, there has been no accrual established for any liability that may arise from this matter, nor has any receivable been established for potential insurance reimbursement of bills incurred to date.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

Other - The Bank is required to maintain balances with the Federal Reserve Bank of New York to satisfy reserve requirements.  These balances averaged approximately $1,557,000 and $2,641,000 in 2007 and 2006, respectively.

13. State Bancorp, Inc. (Parent Company Only)

Certain condensed financial information follows (dollars in thousands):

December 31,	2007	2006
BALANCE SHEET
Assets:
Cash	$1,678	$2,581
Receivable - current income taxes	13,938	-
Dividends receivable and other assets	1,179	1,467
Investment in the Bank	140,313	131,002
Investment in the Trusts	629	629
Total Assets	$157,737	$135,679
Liabilities:
Subordinated notes	$10,000	$10,000
Junior subordinated debentures	20,620	20,620
Dividends payable and other liabilities	13,479	918
Total Liabilities	44,099	31,538
Stockholders' Equity:
Preferred stock	-	-
Common stock	74,982	73,021
Surplus	86,654	83,767
Retained deficit	(32,164)	(32,158)
Treasury stock	(16,646)	(16,646)
Accumulated other comprehensive income (loss),
net of taxes	812	(3,843)
Total Stockholders' Equity	113,638	104,141
Total Liabilities and Stockholders' Equity	$157,737	$135,679

For the years ended December 31,	2007	2006	2005
INCOME STATEMENT
Dividends from the Bank, net of expenses	$3,584	$5,083	$8,557
Interest expense on temporary borrowings	37	165	-
Interest expense on subordinated notes	922	516	-
Interest expense on junior subordinated
debentures	1,875	1,839	1,474
Benefit for income taxes	(949)	-	-
Equity in the undistributed earnings (loss)
of the Bank and the Trusts	4,530	8,931	(43,631)
Net Income (Loss)	$6,229	$11,494	$(36,548)

CASH FLOWS
Operating Activities:
Net income (loss)	$6,229	$11,494	$(36,548)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Stock-based compensation expense	604	120	-
Increase in receivable - current income taxes	(13,938)
Decrease (increase) in other assets	288	917	(234)
Increase in other liabilities	12,382	195	425
Equity in the undistributed (earnings) loss
of the Bank and the Trusts	(4,530)	(8,931)	43,631
Net cash provided by operating activities	1,035	3,795	7,274
Financing Activities:
Proceeds from issuance of
subordinated notes	-	10,000	-
Cash dividends paid	(6,235)	(6,707)	(5,766)
Proceeds from issuance of
common stock	4,243	40,147	3,497
Capital contribution to the Bank	-	(45,188)	(3,794)
Capital contribution from the Trusts	54	51	39
Payment to repurchase common stock	-	-	(1,178)
Net cash used in financing activities	(1,938)	(1,697)	(7,202)
Net changes in cash	(903)	2,098	72
Cash at beginning of year	2,581	483	411
Cash at End of Year	$1,678	$2,581	$483

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At December 31, 2007 and 2006, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $319,939,000 and $326,277,000, respectively.  Approximately $276,059,000 and $276,651,000 of these commitments were at variable rates and $43,880,000 and $49,626,000 were at fixed rates at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the fixed rate commitments had interest rates ranging from approximately 5.74% to 9.88% and 5.05% to 8.57%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At December 31, 2007 and 2006, the Bank had letters of credit outstanding of approximately $16,153,000 and $16,808,000, respectively.  At December 31, 2007, the uncollateralized portion was approximately $2,291,000.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At December 31, 2007 and 2006, the total gross notional amount of swap transactions outstanding was $43,246,210 and $40,900,000, respectively.

15. Disclosures about Fair Value of Financial Instruments

Fair value estimates are made as of a specific point in time based on the characteristics of financial instruments and market information.  Where available, quoted market prices are used.  However, markets do not exist for a portion of the Company’s financial instruments and, as a result, fair value estimates require judgments regarding future cash flows.  These judgments are subjective in nature, involve uncertainties and therefore may change significantly at future measurement dates.  The fair value information that follows is intended to supplement, but not replace, the basic consolidated financial statements and other traditional financial data presented throughout this report.  The calculation of estimated fair values is based on market conditions at December 31, 2007 and 2006 and is not reflective of current or future fair values.  Furthermore, the value of long-term relationships with depositors is not reflected.  The value of those relationships is significant.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents - For cash and cash equivalents (due from banks, federal funds sold and securities purchased under agreements to resell), the carrying amount is a reasonable estimate of fair value.

Short-Term Assets and Accrued Interest Receivable - For certain short-term assets and accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Securities Held to Maturity and Securities Available for Sale - For securities held to maturity and securities available for sale, the estimated fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities.

Federal Home Loan Bank and Other Restricted Stock – For Federal Home Loan Bank and other restricted stock, the carrying amount is a reasonable estimate of fair value.

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

Temporary Borrowings and Accrued Interest Payable – Temporary borrowings (FHLB overnight and term advances, federal funds purchased and securities sold under agreements to repurchase) and accrued interest payable are considered to have fair values equal to their carrying amounts due to their short-term nature.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

At December 31,	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash
equivalents	$96,380	$96,380	$206,211	$206,211
Short-term assets and accrued interest receivable	9,427	9,427	11,570	11,570
Securities held to maturity	-	-	6,372	6,361
Securities available for sale	401,229	401,229	511,409	511,409
Federal Home Loan Bank and
other restricted stock	8,054	8,054	1,708	1,708
Loans and leases - net of the
allowance for
loan and lease
losses	1,026,305	1,031,151	967,313	956,463
Total	$1,541,395	$1,546,241	$1,704,583	$1,693,722
Financial liabilities:
Deposits	$1,329,939	$1,331,154	$1,566,183	$1,565,924
Subordinated notes	10,000	10,996	10,000	10,308
Junior subordinated debentures	20,620	20,636	20,620	20,947
Accrued interest payable	2,070	2,070	2,212	2,212
Temporary borrowings	139,000	139,000	-	-
Total	$1,501,629	$1,503,856	$1,599,015	$1,599,391

16. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  We believe that both the Company and the Bank exceed applicable regulatory capital requirements and that the Bank meets the requisite capital ratios to be well-capitalized as of December 31, 2007 and 2006.   There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$119,900	7.03%	$68,210	4.00%	N/A	N/A
The Bank	$126,575	7.43%	$68,168	4.00%	$85,209	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$119,900	10.04%	$47,775	4.00%	N/A	N/A
The Bank	$126,575	10.62%	$47,673	4.00%	$71,510	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$144,605	12.11%	$95,551	8.00%	N/A	N/A
The Bank	$141,280	11.85%	$95,347	8.00%	$119,183	10.00%
As of December 31, 2006:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$111,764	6.30%	$70,953	4.00%	N/A	N/A
The Bank	$118,625	6.69%	$70,904	4.00%	$88,629	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$111,764	9.48%	$47,166	4.00%	N/A	N/A
The Bank	$118,625	10.07%	$47,111	4.00%	$70,666	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$136,524	11.58%	$94,333	8.00%	N/A	N/A
The Bank	$133,368	11.32%	$94,221	8.00%	$117,777	10.00%

Dividends declared by the Company and the Bank are subject to restrictions by certain regulatory agencies.  Under these restrictions, for the year ended December 31, 2007, no dividends could be declared by the Bank without prior approval of the New York State Department of Banking.  As of January 1, 2008, the Bank is no longer required to seek regulatory approval to declare dividends. The Company’s Board declared a cash dividend of $0.15 per share at its January 29, 2008 meeting.

17. Voluntary Exit Window Program

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

On June 5, 2007, the Company announced that eighteen eligible employees elected to participate in the Voluntary Exit Window program and would resign effective June 29, 2007, including Thomas F. Goldrick, Chairman of the Company and the Bank, Richard W. Merzbacher, Vice Chairman of the Company and Vice Chairman and Chief Administrative Officer of the Bank and Daniel T. Rowe, Vice Chairman and Chief Administrative Officer of the Company and Vice Chairman of the Bank.  Messrs. Goldrick, Merzbacher and Rowe remain members of the Company’s Board of Directors. On January 29, 2008, Mr. Goldrick informed the Board that he will not stand for re-election as a director at the expiration of his term at the Company's 2008 annual meeting of stockholders, and therefore, his service on the Board will terminate concurrent with the 2008 annual meeting of stockholders. On March 10, 2008, Mr. Merzbacher informed the Board that he will resign his position as a director effective as of the Company's 2008 annual meeting of stockholders, and therefore, his service on the Board will terminate concurrent with the 2008 annual meeting of stockholders. The eighteen participants each received a lump sum cash incentive payment and certain special termination benefits, which resulted in the Company recording a one-time expense of $3.1 million in the second quarter of 2007.

18. Decision to Exit the Leasing Business

The Company recently concluded a comprehensive review of SWLC. After carefully assessing its available alternatives, the Company made the strategic decision to exit the leasing business, and is in active discussions to sell the leasing business conducted through SWLC for an amount that approximates tangible book value to an out-of-state firm whose main focus is the equipment leasing business. The Company chose this course of action in order to significantly reduce its consolidated operating expenses, improve its operating efficiency ratio and to more effectively allocate capital resources to its core commercial lending and branch banking operations. As a result, the Company recorded a goodwill impairment charge of $2.4 million in the fourth quarter of 2007, representing the entire goodwill balance associated with the original purchase of SWLC, in accordance with SFAS No. 142.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of State Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control-Integrated Framework.  Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2007.

The Company’s independent registered public accounting firm has audited and issued their report on the effectiveness of the Company’s internal control over financial reporting.

Thomas M. O’Brien
President and Chief Executive Officer
State Bancorp, Inc.
March 13, 2008

Brian K. Finneran
Chief Financial Officer
State Bancorp, Inc.
March 13, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Please refer to “Report of Independent Registered Public Accounting Firm” contained in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.                   OTHER INFORMATION

None

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the Company’s 2008 Proxy.  The identification of the directors of the Company may be found under “Election of Directors.”  The identification of the executive officers of the Company may be found under “Executive Officers.”  There exists no family relationship between any director and executive officer.  Disclosure of the Audit Committee financial expert may be found under “Corporate Governance.”  Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.”  The Company has a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, and they are posted on the Company’s website at www.statebankofli.com.

ITEM 11.                   EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company’s 2008 Proxy.  Executive compensation may be found under “Management Remuneration.”

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company’s 2008 Proxy.  Security ownership of certain beneficial owners and management may be found under “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	593,137	14.89	490,588
Equity compensation plans not approved by security holders (1)	193,136	17.84	137,453
Total	786,273	14.97	628,041

(1) Of the total amounts in column (a) and (c), 28,391 and 137,453 represent deferred share credits and remaining shares reserved for possible issuance, respectively, under the Directors’ Stock Plan (the “Plan”).  The Plan provides that in the event of any merger, reorganization, consolidation, recapitalization, stock split, stock dividend or other change in corporate structure affecting the Company’s stock, the aggregate number of share credits which may be awarded under the Plan and the number of share credits subject to the awards already granted shall be increased or decreased proportionately, as the case may be.  Of the total amount in column (a), 164,745 represents non-qualified stock options granted to Mr. O’Brien pursuant to the terms of his employment agreement.  The amount in column (b) represents the exercise price of the options granted to Mr. O’Brien.  For a further discussion, see the Notes to the Company’s Consolidated Financial Statements.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the Company’s 2008 Proxy.  Certain relationships and related transactions may be found under “Certain Relationships and Related Transactions” and “Election of Directors.”

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the Company’s 2008 Proxy.  Audit fees, audit-related fees, tax fees and all other fees may be found under “Audit Fees.”  Pre-approval policies and procedures may be found under “Corporate Governance.”

PART IV

ITEM 15.                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements may be found in Part II, Item 8 of this 10-K.  As to any schedules omitted, they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

Exhibits:
Upon payment of the Company’s reasonable expenses, State Bancorp, Inc. will furnish any exhibit upon written request of the stockholder directly to the Secretary of the Company, State Bancorp, Inc., Two Jericho Plaza, Jericho, NY 11753.

No.	Item	Method of Filing
(3)	Articles of incorporation and By-Laws
	a) Certificate of Incorporation	Incorporated by reference from Exhibit 3.1.1 to the Company’s June 30, 2006 Form 10-Q.
	a) (i) Certificate of Correction	Incorporated by reference from Exhibit 3.1.2 to the Company’s June 30, 2006 Form 10-Q.
	a) (ii) Certificate of Amendment	Incorporated by reference from Exhibit 3.1.3 to the Company’s June 30, 2006 Form 10-Q.
	b) By-Laws, as amended	Incorporated by reference from Exhibit 3b to the Company’s June 30, 2003 Form 10-Q.
(4)	Instruments defining the rights of security holders	Pages 22-28 of the above referenced Registration Statement.
	a) Form of Registration Rights Agreement	Incorporated by reference from Exhibit 4.1 to the Company’s December 21, 2006 Form 8-K.
(10)	Material contracts
	a)Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company’s December 31, 2004 Form 10-K.
	a) (i) Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company’s December 31, 2004 Form 10-K.
	a) (ii) Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company’s December 31, 2004 Form 10-K.
	a) (iii) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iii) to the Company’s December 31, 2004 Form 10-K.
	a) (iv) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iv) to the Company’s December 31, 2004 Form 10-K.
	b)(i) Directors’ Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company’s December 31, 1986 Form 10-K.
	b)(ii) Agreements of participants surrendering their rights under the directors’ incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company’s December 31, 1992 Form 10-K.
	b)(iii) Agreements of participants modifying agreements described in item b) (ii)	Incorporated by reference from exhibit 10b (iii) to the Company’s December 31, 1995 Form 10-K.
	c)1987 Incentive Stock Option Plan, as amended	Incorporated by reference from exhibit 10c to the Company’s December 31, 1991 Form 10-K.
	d)(i) 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10d to the Company’s December 31, 1993 Form 10-K.

No.	Item	Method of Filing
	d)(ii) Amendment No. 1 to 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.1 to the Company’s December 19, 2005 Form 8-K.
	e)(i) Change of control agreement no. 1, as amended	Incorporated by reference from exhibit 99.1 to the Company’s October 3, 2006 Form 8-K.
	e)(ii) Change of control agreement no. 2, as amended	Incorporated by reference from exhibit 99.2 to the Company’s October 3, 2006 Form 8-K.
	e)(iii) Change of control agreement no. 3, as amended	Incorporated by reference from exhibit 99.3 to the Company’s October 3, 2006 Form 8-K.
	e)(iv) Change of control agreement no. 4, as amended	Incorporated by reference from exhibit 99.4 to the Company’s October 3, 2006 Form 8-K.
	e)(v) Change of control agreement no. 5, as amended	Incorporated by reference from exhibit 99.5 to the Company’s October 3, 2006 Form 8-K.
	e)(vi) Form of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10.1 to the Company’s September 30, 2007 Form 10-Q.
	f)State Bank of Long Island 401(k) Retirement Plan and Trust	Incorporated by reference from exhibit 10g to the Company’s December 31, 1987 Form 10-K.
	g)State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company’s December 31, 1987 Form 10-K.
	h)Deferred Compensation Agreement	See Exhibit (10) a).
	i) (i) 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s December 31, 1998 Form 10-K.
	i)(ii) Amendment No. 1 to 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.2 to the Company’s December 19, 2005 Form 8-K.
	j) (i) 1998 Directors’ Stock Plan	Incorporated by reference from exhibit 10j to the Company’s December 31, 1999 Form 10-K.
	j) (ii) 1998 Directors’ Stock Plan Amendment No. 1	Incorporated by reference from exhibit 10j to the Company’s December 31, 2000 Form 10-K.
	j) (iii) 1998 Directors’ Stock Plan Amendment No. 2	Incorporated by reference from exhibit 10j (iii) to the Company’s June 30, 2003 Form 10-Q.
	k) Stock Option Plan (2002)	Incorporated by reference from exhibit 10k to the Company’s December 31, 2002 Form 10-K.
	l) Incentive Award Plan	Incorporated by reference from exhibit 10 l) to the Company’s February 18, 2005 Form 8-K.
	m) Employment Agreement	Incorporated by reference from exhibit 10 (m) to the Company’s November 7, 2006 Form 8-K.
	m)(i) Nonqualified Stock Option Agreement	Incorporated by reference from exhibit 10 (m)(i) to the Company’s November 15, 2006 Form 8-K.
	m)(ii) Restricted Stock Award Agreement	Incorporated by reference from exhibit 10 (m)(ii) to the Company’s November 21, 2006 Form 8-K/A.

No.	Item	Method of Filing
	m)(iii) Amended and Restated Employment Agreement	Filed herein.
	n) 2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Proxy Statement filed on March 23, 2006.
(14)	a) Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s December 31, 2003 Form 10-K.
	b) Code of Business Conduct and Ethics, as amended	Incorporated by reference from exhibit 14b to the Company’s December 31, 2005 Form 10-K.
(16.1)	Letter re change in certifying accountant	Incorporated by reference from exhibit 16.1 to the Company’s August 18, 2005 Form 8-K.
(23)	Consent of Independent Registered Public Accounting Firm	Filed herein.
(24)	Power of Attorney	Filed herein.
(31.1)	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
(31.2)	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:           /s/ Thomas M. O’Brien
Thomas M. O’Brien,
President and Chief Executive Officer
Date:       March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. O’Brien	President and Chief Executive Officer	3/17/08
Thomas M. O’Brien

/s/ Brian K. Finneran	Chief Financial Officer	3/17/08
Brian K. Finneran

Thomas E. Christman*	Director
Arthur Dulik, Jr.*	Director
Thomas F. Goldrick, Jr.*	Chairman of the Board
Nicos Katsoulis*	Director
John J. LaFalce*	Director
K. Thomas Liaw*	Director
Gerard J. McKeon*	Director
Richard W. Merzbacher*	Director
Joseph F. Munson*	Director
John F. Picciano*	Director
Daniel T. Rowe*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:  /s/ Brian K. Finneran
Brian K. Finneran
Attorney-in-fact
March 17, 2008