Form 10-Q
period 2008-03-31
STATE BANCORP INC
filed 2008-05-12
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2008

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

Yes   [   ]                                     No   [X]

As of April 29, 2008, there were 14,313,171 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2008 and December 31, 2007

	March 31, 2008	December 31, 2007
ASSETS:
Cash and due from banks	$49,282,481	$35,380,214
Securities purchased under agreements to resell	-	61,000,000
Total cash and cash equivalents	49,282,481	96,380,214
Securities available for sale - at estimated fair value	443,469,640	401,229,235
Federal Home Loan Bank and other restricted stock	9,493,643	8,053,643
Loans and leases (net of allowance for loan and lease losses
of $16,423,326 in 2008 and $14,704,864 in 2007)	1,055,634,757	1,026,304,532
Bank premises and equipment - net	6,162,402	5,777,493
Bank owned life insurance	29,294,231	29,006,619
Net deferred income taxes	15,756,294	17,494,843
Receivable - current income taxes	14,740,290	14,034,377
Receivable - securities sales/calls	-	14,822,820
Other assets	15,064,715	14,910,638
TOTAL ASSETS	$1,638,898,453	$1,628,014,414
LIABILITIES:
Deposits:
Demand	$309,631,938	$332,464,460
Savings	516,351,064	566,999,841
Time	448,573,772	430,474,815
Total deposits	1,274,556,774	1,329,939,116
Federal funds purchased	8,000,000	-
Other temporary borrowings	171,025,088	139,031,328
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Accrued legal expenses	395,695	700,839
Payable - securities purchases	24,780,471	-
Other accrued expenses and liabilities	13,809,973	14,085,463
Total liabilities	1,523,188,001	1,514,376,746
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 15,240,296 shares in 2008 and 14,996,348 shares in 2007;
outstanding 14,252,644 shares in 2008 and 14,008,696 shares in 2007	76,201,480	74,981,740
Surplus	86,912,337	86,654,142
Retained deficit	(31,274,973)	(32,164,263)
Treasury stock (987,652 shares in 2008 and 2007)	(16,646,426)	(16,646,426)
Accumulated other comprehensive income
(net of taxes of $341,061 in 2008 and $534,913 in 2007)	518,034	812,475
Total stockholders' equity	115,710,452	113,637,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,638,898,453	$1,628,014,414
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

	Three Months
	2008	2007
INTEREST INCOME:
Interest and fees on loans and leases	$19,244,920	$20,341,656
Federal funds sold and securities purchased under agreements to resell	822,033	1,260,641
Securities held to maturity - taxable	-	69,927
Securities available for sale - taxable	4,927,583	5,847,937
Securities available for sale - tax-exempt	79,698	132,175
Securities available for sale - dividends	29,750	29,750
Dividends on Federal Home Loan Bank and other restricted stock	186,499	26,612
Total interest income	25,290,483	27,708,698
INTEREST EXPENSE:
Deposits	7,784,708	12,326,783
Temporary borrowings	1,353,420	106,491
Subordinated notes	231,185	231,185
Junior subordinated debentures	360,337	454,991
Total interest expense	9,729,650	13,119,450
Net interest income	15,560,833	14,589,248
Provision for loan and lease losses	1,618,000	1,574,000
Net interest income after provision for loan and lease losses	13,942,833	13,015,248
NON-INTEREST INCOME:
Service charges on deposit accounts	602,437	590,321
Net security gains (losses)	8,609	(19,401)
Income from bank owned life insurance	287,611	278,136
Other operating income	620,455	507,428
Total non-interest income	1,519,112	1,356,484
Income before operating expenses	15,461,945	14,371,732
OPERATING EXPENSES:
Salaries and other employee benefits	5,969,379	7,506,139
Occupancy	1,377,679	1,317,492
Equipment	322,723	313,078
Legal	1,236,029	147,430
Marketing and advertising	267,981	448,751
Audit and assessment	267,998	291,387
Other operating expenses	1,687,671	1,790,521
Total operating expenses	11,129,460	11,814,798
INCOME BEFORE INCOME TAXES	4,332,485	2,556,934
PROVISION FOR INCOME TAXES	1,332,110	810,234
NET INCOME	$3,000,375	$1,746,700
BASIC EARNINGS PER COMMON SHARE	$0.21	$0.13
DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.13
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	13,978,310	13,548,051
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	14,019,297	13,877,611

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,000,375	$1,746,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,618,000	1,574,000
Depreciation and amortization of bank premises and equipment	328,601	304,514
Amortization of intangibles	9,034	9,034
Amortization of net premium on securities	368,192	392,434
Deferred income tax expense	1,932,401	-
Net security (gains) losses	(8,609)	19,401
Income from bank owned life insurance	(287,611)	(278,136)
Stock-based compensation expense	127,844	159,480
Shares issued under the directors' stock plan	60,931	-
Increase in receivable - current income taxes	(705,913)	-
(Increase) decrease in other assets	(163,111)	3,182,559
Decrease in accrued legal expenses	(305,144)	(65,136,992)
(Decrease) increase in other accrued expenses and other liabilities	(1,203,837)	912,140
Net cash provided by (used in) operating activities	4,771,153	(57,114,866)
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	-	3,950,000
Proceeds from sales of securities available for sale	24,481,740	38,449,475
Proceeds from maturities of securities available for sale	70,178,596	62,983,442
Purchases of securities available for sale	(98,145,327)	(112,265,379)
Increase in Federal Home Loan Bank and other restricted stock	(1,440,000)	(1,620,000)
Increase in loans and leases - net	(30,948,225)	(8,012,224)
Purchases of bank premises and equipment - net	(713,510)	(26,570)
Net cash used in investing activities	(36,586,726)	(16,541,256)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(73,481,299)	(64,778,678)
Increase (decrease) in time deposits	18,098,957	(82,306,314)
Increase in federal funds purchased	8,000,000	3,200,000
Increase in other temporary borrowings	31,993,760	35,993,370
Increase in overnight sweep accounts payable, net	928,347	7,648,865
Cash dividends paid	(2,111,085)	-
Private placement expenses	-	(112,855)
Proceeds from shares issued under dividend reinvestment plan	887,148	519,123
Proceeds from shares issued pursuant to compensation awards	402,012	293,407
Net cash used in financing activities	(15,282,160)	(99,543,082)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,097,733)	(173,199,204)
CASH AND CASH EQUIVALENTS - JANUARY 1	96,380,214	206,210,873
CASH AND CASH EQUIVALENTS - MARCH 31	$49,282,481	$33,011,669
SUPPLEMENTAL DATA:
Interest paid	$9,634,804	$12,942,797
Income taxes paid	$97,563	$8,629
Adjustment to unrealized net gain or loss on securities available for sale	$(488,293)	$1,917,491
Dividends declared but not paid as of quarter-end	-	$2,050,341
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)
For the Three Months Ended March 31, 2008 and 2007

					Accumulated Other	Total
	Common		Retained	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	Deficit	Stock	Income (Loss)	Equity	Income (Loss)
Balance, January 1, 2008	$74,981,740	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668
Comprehensive income:
Net income	-	-	3,000,375	-	-	3,000,375	$3,000,375
Other comprehensive income,
net of tax:
Unrealized holding losses
arising during the period (1)	-	-	-	-	-		(289,101)
Reclassification
adjustment for gains
included in net income (2)	-	-	-	-	-		(5,340)
Total other
comprehensive loss	-	-	-	-	(294,441)	(294,441)	(294,441)
Total comprehensive income	-	-	-	-	-		$2,705,934
Cash dividend ($0.15 per share)	-	-	(2,111,085)	-	-	(2,111,085)
Shares issued under the dividend
reinvestment plan (71,887 shares
at 95% of market value)	359,435	527,713	-	-	-	887,148
Shares issued under the
directors' stock plan (4,687 shares)	23,435	37,496	-	-	-	60,931
Stock options exercised
(14,750 shares)	73,750	68,273	-	-	-	142,023
Restricted stock awards
(158,084 shares)	790,420	(530,431)	-	-	-	259,989
Stock-based compensation
expense (includes the forfeiture of
5,460 shares of restricted stock)	(27,300)	155,144	-	-	-	127,844
Balance, March 31, 2008	$76,201,480	$86,912,337	$(31,274,973)	$(16,646,426)	$518,034	$115,710,452
Balance, January 1, 2007	$73,021,015	$83,767,505	$(32,158,439)	$(16,646,426)	$(3,843,145)	$104,140,510
Comprehensive income:
Net income	-	-	1,746,700	-	-	1,746,700	$1,746,700
Other comprehensive income,
net of tax:
Unrealized holding gains
arising during the period (1)	-	-	-	-	-		1,236,033
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		11,700
Cash flow hedges (3)	-	-	-	-	-		54,036
Total other
comprehensive income	-	-	-	-	1,301,769	1,301,769	1,301,769
Total comprehensive income	-	-	-	-	-		$3,048,469
Cash dividend
($0.15 per share)	-	-	(2,050,341)	-	-	(2,050,341)
Shares issued under the
dividend reinvestment
plan (28,665 shares at
95% of market value)	143,325	375,798	-	-	-	519,123
Stock options exercised
(23,919 shares)	119,595	173,812	-	-	-	293,407
Stock-based compensation
expense	-	159,480	-	-	-	159,480
Private placement expenses	-	(112,855)	-	-	-	(112,855)
Balance, March 31, 2007	$73,283,935	$84,363,740	$(32,462,080)	$(16,646,426)	$(2,541,376)	$105,997,793

(1) Net of taxes of ($190,583) and $662,057 in 2008 and 2007, respectively.
(2) Net of taxes of $3,269 and ($7,701) in 2008 and 2007, respectively.
(3) Net of taxes of $35,964 in 2007.
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

In addition to the foregoing, the Company has two other subsidiaries, State Bancorp Capital Trust I and II, neither of which are consolidated with the Company for reporting purposes in accordance with Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  State Bancorp Capital Trust I and II were formed in 2002 and 2003, respectively, for the purpose of issuing trust preferred securities, the proceeds of which were used to acquire junior subordinated debentures issued by the Company.  The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of State Bancorp Capital Trust I and II under the trust agreements relating to the respective trust preferred securities.  See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2007 Annual Report on Form 10-K.

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, its condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, its condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and its condensed consolidated statements of stockholders’ equity and comprehensive income for the three months ended March 31, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s December 31, 2007 Form 10-K.

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

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The swaps are marked to market with changes in fair value recognized as other income.  For the three months ended March 31, 2008 and 2007, income associated with these swaps was not material to the financial statements.  At March 31, 2008 and December 31, 2007, the total gross notional amount of swap transactions outstanding was $43,246,209.  The customer swap program enables the Bank to originate loans that have longer maturity terms without incurring the associated interest rate risk.  The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans.  The agreements effectively required the Bank to pay prime interest rate and receive a fixed rate of 6.01% from the counterparty on

$50 million of loan assets.  Effective April 20, 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The cost to unwind the swap agreements totaled $899,000 and was being reclassified as a reduction in interest income using the straight-line method over the remaining original term of the interest rate swaps in accordance with SFAS No. 133.  The entire amount had been amortized at December 31, 2007, and thus no expenses associated with unwinding the swap agreements were recognized during the three months ended March 31, 2008.  For the three months ended March 31, 2007, the Company recognized $90,000 of such expenses.

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

Effect of Recently Issued Accounting Standards on the Financial Statements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP.  SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning on or after December 15, 2007.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under revised SFAS No. 123, “Share-Based Payment.”  The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.  Our adoption of EITF Issue No. 06-11 did not have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption.  Since the provisions of SFAS No. 161 are disclosure related, our adoption of SFAS No. 161 will not have an impact on our financial condition or results of operations.

2.  STOCKHOLDERS’ EQUITY

The Company has 250,000 shares of preferred stock authorized.  No shares have been issued as of March 31, 2008.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first three months of 2008, the Company did not repurchase any of its common shares.

Stock dividends would be recorded by transferring the aggregate market value of the shares issued from retained earnings to common stock and surplus.  Stock splits would be recorded by transferring the aggregate par value of the shares issued from surplus to common stock.  All per share information, included in the consolidated financial statements and the notes thereto, would be restated to give retroactive effect to any stock dividends and splits.  No stock dividends or splits were declared during the three months ended March 31, 2008 and 2007.

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

For the Three Months Ended March 31,	2008	2007
Net income	$3,000,375	$1,746,700
Average market price	$12.97	$20.32
Weighted average common shares outstanding	13,978,310	13,548,051
Dilutive effect of stock options and restricted stock grants	40,987	329,560
Adjusted common shares outstanding - diluted	14,019,297	13,877,611
Net income per share – basic	$0.21	$0.13
Net income per share – diluted	$0.21	$0.13
Antidilutive potential shares not included in the calculation	478,965	168,660

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2008, there were no other-than-temporary impairments of the Company’s investment securities.

At March 31, 2008 and December 31, 2007, the Company had no securities held to maturity.  The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at March 31, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$8,099,259	$12,820	$(87,654)	$8,024,425
Government Agency securities	93,294,021	1,267,713	(4,970)	94,556,764
Corporate securities	15,082,677	-	(2,207,677)	12,875,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	194,149,290	1,941,753	(370,575)	195,720,468
FNMA	118,981,201	769,669	(439,262)	119,311,608
GNMA	11,776,727	25,198	(1,857)	11,800,068
Other	1,227,370	-	(46,063)	1,181,307
Total securities available for sale	$442,610,545	$4,017,153	$(3,158,058)	$443,469,640

December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$18,140,263	$4,528	$(49,634)	$18,095,157
Government Agency securities	149,638,982	930,453	(35,148)	150,534,287
Corporate securities	15,086,740	-	(586,741)	14,499,999
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	135,674,183	1,502,606	(403,665)	136,773,124
FNMA	72,766,460	581,887	(538,432)	72,809,915
GNMA	7,361,553	14,123	(38,856)	7,336,820
Other	1,213,666	-	(33,733)	1,179,933
Total securities available for sale	$399,881,847	$3,033,597	$(1,686,209)	$401,229,235

Information pertaining to securities with gross unrealized losses at March 31, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$(87,654)	$4,690,599	$-	$-	$(87,654)	$4,690,599
Government Agency securities	(4,970)	7,995,030	-	-	(4,970)	7,995,030
Corporate securities	(8,780)	3,000,000	(2,198,897)	9,875,000	(2,207,677)	12,875,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(209,344)	41,689,121	(161,231)	22,388,625	(370,575)	64,077,746
FNMA	(146,546)	12,069,261	(292,716)	36,204,017	(439,262)	48,273,278
GNMA	-	-	(1,857)	493,343	(1,857)	493,343
Other	-	-	(46,063)	1,181,307	(46,063)	1,181,307
Total securities available for sale	$(457,294)	$69,444,011	$(2,700,764)	$70,142,292	$(3,158,058)	$139,586,303

December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$(48,137)	$4,770,744	$(1,497)	$124,943	$(49,634)	$4,895,687
Government Agency securities	(11,748)	11,987,830	(23,400)	14,976,600	(35,148)	26,964,430
Corporate securities	(9,981)	3,000,000	(576,760)	11,500,000	(586,741)	14,500,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(752)	721,991	(402,913)	30,873,800	(403,665)	31,595,791
FNMA	(16,645)	1,437,042	(521,787)	38,756,472	(538,432)	40,193,514
GNMA	(1,718)	341,934	(37,138)	5,261,228	(38,856)	5,603,162
Other	-	-	(33,733)	1,179,933	(33,733)	1,179,933
Total securities available for sale	$(88,981)	$22,259,541	$(1,597,228)	$102,672,976	$(1,686,209)	$124,932,517

The securities that have been in a continuous loss position for 12 months or longer at March 31, 2008 are categorized as:  (1) adjustable rate mortgage-backed securities totaling $17,400,069; (2) fixed rate mortgage-backed securities totaling $42,867,223; (3) adjustable rate corporate debt securities totaling $8,075,000; and (4) fixed rate corporate debt securities totaling $1,800,000. The market value and, therefore, the loss position for each type of security respond differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

In the case of adjustable rate securities, the coupon rate resets periodically and is typically comprised of a base market index rate plus a credit spread. The market value of these securities is primarily influenced by the length of time remaining before the coupon rate resets to market levels, as well as the current levels for credit spreads. As an adjustable rate security approaches a reset date, it is likely that an unrealized loss position would dissipate provided that the market level for credit spreads are the same or lower than the spread imbedded in the security.  As credit spreads widen from the level originally imbedded in the price of a security, a security typically will experience price depreciation. Recovery of the decline in market value of a security due to credit spread widening will occur when credit spreads return to the levels when the security was purchased or when the security matures.

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

There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  In addition, the portfolio contains only one collateralized debt obligation in the form of a bank-only pooled trust preferred security with an estimated fair value totaling $8 million.  This issue is credit enhanced, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.  The Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  This adjustable rate security has been in a continuous loss position for twelve months or longer at March 31, 2008.

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

The recorded investment in loans that are considered to be impaired, for the quarter ended March 31, 2008 and for the year ended December 31, 2007, is summarized below:

	For the Quarter Ended	For the Year Ended
	March 31, 2008	December 31, 2007
Impaired loans with related allowances for loss	$9,712,147	$3,734,156
Allowance for loss on impaired loans	(3,920,846)	(1,537,256)
	5,791,301	2,196,900
Impaired loans with no related allowances for loss	287,778	287,778
Net impaired loans	$6,079,079	$2,484,678

Average impaired loans	$11,494,035	$5,746,758

No interest income was recognized on impaired loans for the quarter ended March 31, 2008.  For the quarter ended March 31, 2007, $16,198 in interest income was recognized on such loans.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
Balance, January 1	$14,704,864	$16,411,925
Provision charged to income	1,618,000	1,574,000
Charge-offs	(27,399)	(2,043,924)
Recoveries	127,861	96,243
Balance, March 31	$16,423,326	$16,038,244

6.  LEGAL PROCEEDINGS

Purported Shareholder Derivative Suit

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. (“IMN”) and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who had responsibility for the IMN relationship and by offering a voluntary exit window program to those same officers, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The current members of the Special Litigation Committee are Nicos Katsoulis and the Honorable John J. LaFalce.

The lawsuit is pending.  The directors and officers subject to the lawsuit may, subject to certain conditions, be entitled to indemnification by the Company for all or a portion of any expenses or losses incurred by such directors and officers in connection with the lawsuit.  While the outcome of this lawsuit cannot be predicted or determined, the potential expenses, including possible indemnification costs, associated with the litigation may be material.  For the three months ended March 31, 2008 and for the twelve months ended December 31, 2007, the Company incurred $1.1 million and $1.9 million, respectively, in legal expenses related to this lawsuit.  All costs incurred to date have been recognized in the Company’s financial statements. At March 31, 2008, there has been no accrual established for any liability that may arise from this matter, nor has any receivable been established for potential insurance reimbursement of bills incurred to date.

On April 28, 2008, all parties to the lawsuit agreed in principle to a non-binding settlement that would dispose of the lawsuit.  It is subject to several events, including the drafting of a final settlement agreement, approval of that final settlement agreement by the plaintiff, each of the defendants and the Special Litigation Committee, notice to all shareholders of the terms of the settlement and approval of the settlement by the judge.  Terms of the settlement will be disclosed once a binding settlement agreement is entered into by all parties.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  We believe that both the Company and the Bank exceed applicable regulatory capital requirements and that the Bank meets the requisite capital ratios to be well-capitalized as of March 31, 2008 and December 31, 2007.   There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$123,453	7.41%	$66,666	4.00%	N/A	N/A
The Bank	$129,951	7.80%	$66,634	4.00%	$83,293	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$123,453	10.06%	$49,084	4.00%	N/A	N/A
The Bank	$129,951	10.61%	$48,979	4.00%	$73,469	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$148,805	12.13%	$98,168	8.00%	N/A	N/A
The Bank	$145,271	11.86%	$97,958	8.00%	$122,448	10.00%
As of December 31, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$119,900	7.03%	$68,210	4.00%	N/A	N/A
The Bank	$126,575	7.43%	$68,168	4.00%	$85,209	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$119,900	10.04%	$47,775	4.00%	N/A	N/A
The Bank	$126,575	10.62%	$47,673	4.00%	$71,510	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$144,605	12.11%	$95,551	8.00%	N/A	N/A
The Bank	$141,280	11.85%	$95,347	8.00%	$119,183	10.00%

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

At March 31, 2008, incentive stock options for the purchase of 468,681 shares were outstanding and exercisable.  The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $51,911 and $213,813, respectively.  The total intrinsic value of exercisable shares at March 31, 2008, is $234,286.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2008	593,137	$14.89
Granted	-	-
Exercised	(19,572)	$10.53
Cancelled or forfeited	(104,884)	$15.12
Outstanding -
March 31, 2008	468,681	$15.02

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of March 31, 2008:

	Shares	Weighted-Average Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.33	144,340	2.3 years	$9.86	144,340	$9.86
$12.45 - $13.61	150,356	4.5 years	$13.09	150,356	$13.09
$19.16	83,205	5.9 years	$19.16	83,205	$19.16
$22.63	90,780	6.9 years	$22.63	90,780	$22.63
	468,681	4.5 years	$15.02	468,681	$15.02

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

In March 2008, the Company awarded 158,084 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company.  Of those shares awarded, 137,961 shares vest one-third on each of the third through fifth anniversaries of the award date and 20,123 shares vested immediately.  The restricted stock previously awarded in September 2006 vests in full on the third anniversary of the award date. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $1,904,923 to be expensed over the remaining period of 4.6 years.  For the three months ended March 31, 2008 and 2007, $8,144 and $39,780, respectively, were recognized as compensation expense, including the effect of forfeited awards.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2008	19,670	$19.95
Granted	158,084	$13.00
Vested	(20,123)	$12.92
Cancelled or forfeited	(5,460)	$19.95
Nonvested - March 31, 2008	152,171	$13.66

At March 31, 2008, 405,777 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation

In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At March 31, 2008, 32,949 of these options were exercisable, but none were exercised.  The options outstanding and those exercisable at March 31, 2008 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to be vested in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the three months ended March 31, 2008 and 2007 was $49,336 and $82,449, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2008	62,707	$17.94
Granted	-	-
Vested	(4,181)	$17.94
Nonvested - March 31, 2008	58,526	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,715,700 to be expensed over the weighted-average remaining period of 3.6 years.  For the quarters ended March 31, 2008 and 2007, $119,700 was recognized as compensation expense in each period.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  FEDERAL HOME LOAN BANK ADVANCES

The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $282,000,000 of collateral, including approximately $168,000,000 in commercial real estate mortgages that the Bank currently has pledged at the FHLB, approximately $212,000,000 of this line may be drawn on a term or overnight basis.  The FHLB line is renewed annually.

At March 31, 2008 and December 31, 2007, approximately $171,000,000 and $139,000,000 in advances, respectively, were outstanding under such lines of credit with the FHLB.  The average amount of advances outstanding and the weighted-average interest rate on such average amount outstanding for the three months ended March 31, 2008 and the twelve months ended December 31, 2007 were $157,275,000 and $103,093,000, and 3.25% and 5.13%, respectively.

10.  FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

For the Company’s securities available for sale, the estimated fair value equals quoted market price, if available (Level 1 inputs). If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities (Level 2 inputs).  The Company measures impairment of collateralized loans based on the estimated fair value of the collateral less estimated costs to sell, incorporating assumptions that experienced parties might use in estimating the value of such collateral (Level 2 inputs).  The Company has no Level 3 inputs.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$443,469,640	$1,181,308	$442,288,332

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2008	Fair Value Measurements at March 31, 2008 Using Significant Other Observable Inputs (Level 2)
Assets:
Impaired loans	$6,079,079	$6,079,079

Impaired loans had a carrying amount of $9,999,925, with a valuation allowance of $3,920,846, resulting in an additional provision for loan losses of $247,446 for the period.  This additional provision represents the change in the valuation allowance due to the utilization of impairment measurements rather than credit risk grades.

11.  SUBSEQUENT EVENTS

On April 9, 2008, the Company announced that an agreement had been signed with Main Street Bank of Kingwood, Texas for the sale of substantially all of the assets of the Bank’s leasing subsidiary, SWLC, for an amount approximating tangible book value.  Subject to customary closing conditions, the sale is scheduled to close in the second quarter of 2008.

At the 2008 Annual Meeting of Stockholders of the Company held on April 29, 2008, stockholders approved the 2008 Non–Employee Directors Stock Plan (the “Plan”).  The Plan was previously disclosed in its entirety as Appendix I to the Company’s DEF 14A filing on March 31, 2008.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary – State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed in 1986.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and the Company’s unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank and its subsidiaries, SB Portfolio, SB Financial, SWLC, New Hyde Park Leasing Corp. and SB ORE Corp.

The Bank maintains its corporate headquarters in Jericho, NY and serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan.  The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial mortgage loans, consumer loans, small business lines of credit, cash management services and telephone and online banking.  In addition, the Bank also provides access to residential loans, annuity products, mutual funds and a wide range of wealth management and financial planning services. The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

SB Portfolio and SB Financial are each wholly owned subsidiaries of the Bank. SB Portfolio provides investment management services to the Bank while SB Financial provides balance sheet management services such as interest rate risk modeling, asset/liability management reporting and general advisory services to the Bank.  An agreement has been signed with Main Street Bank of Kingwood, Texas for the sale of substantially all of the assets of the Bank’s leasing subsidiary, SWLC, at an amount that approximates tangible book value.  The sale, which is subject to customary closing conditions, is expected to be completed in the second quarter of 2008.  We anticipate that the sale will result in a decrease in net interest income on an annualized basis of approximately $4 million, an annual operating expense savings to the Company of approximately $3 million and an improved operating efficiency ratio.  The sale proceeds will be utilized to fund growth in the Company’s commercial loan and commercial mortgage portfolios.

As of March 31, 2008, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $116 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three months ended March 31, 2008 and 2007

	Three months
			Over/
			(under)
	2008	2007	2007
Revenue (1)	$17,080	$15,946	7.1%
Operating expenses	$11,129	$11,815	(5.8)%
Provision for loan and lease losses	$1,618	$1,574	2.8%
Net income	$3,000	$1,747	71.8%
Net income per share - diluted	$0.21	$0.13	61.5%
Return on average total stockholders' equity	10.45%	6.66%	379	bp
Tier I leverage ratio	7.41%	6.32%	109	bp
Tier I risk-based capital ratio	10.06%	9.42%	64	bp
Total risk-based capital ratio	12.13%	11.54%	59	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.

Having successfully completed a senior management transition in 2007, the Company is refocused on loan growth, deposit generation, increased market share, improved operational efficiency and enhanced brand building.  However, the Company has experienced deposit and loan pricing pressures that are expected to continue throughout the current year. The Company faces numerous competitors for its very attractive core niche of small business, middle market commercial and industrial and municipal customers. Some of these competitors have entered the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation. The Company expects to continue to expand its staff of professional bankers in selected areas to achieve the foregoing objectives. We anticipate that future industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration.

The Company recorded net income of $3.0 million and $1.7 million for the first quarter of 2008 and 2007, respectively. The increase in net income during 2008 primarily reflects growth in net interest income and non-interest income, and a reduction in total operating expenses.  Diluted earnings per common share of $0.21 were recorded in the first quarter of 2008 compared to $0.13 in the first quarter of 2007.  The growth in the Company’s net interest income during the first quarter of 2008 as compared to a year ago resulted primarily from a decrease in the Company’s cost of funds, as the Company has chosen to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise deposits in a highly competitive environment. Total operating expenses decreased by 5.8%  to $11.1 million during the first quarter of 2008 when compared to the first quarter of 2007.  The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and marketing and advertising, partially offset by an increase in legal expenses.  The Company is a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1 – “Legal Proceedings”).  First quarter 2008 legal expenses include $1.1 million of legal fees and expenses consisting of the advancement of legal costs for possible indemnification of individual defendants and outside legal costs incurred by the Company and the Company’s Special Litigation Committee.

Total assets of the Company were $1.6 billion at March 31, 2008 and December 31, 2007.  At March 31, 2008 and December 31, 2007, total deposits were $1.3 billion.  Short-term borrowed funds, primarily Federal Home Loan Bank of New York (“FHLB”) advances and federal funds purchased, totaled $179 million at March 31, 2008, compared to $139 million at December 31, 2007.  The increase in borrowings was a replacement for higher-cost maturing retail certificates of deposit and municipal deposits.

As a result of the increase in the Company’s net income in the first quarter of 2008 versus the first quarter of 2007, returns on average assets and average stockholders’ equity improved.  The Company’s return on average assets improved to 0.72% in the first quarter of 2008 from 0.41% in the first quarter of 2007, while our return on average stockholders’ equity improved to 10.45% in the first quarter of 2008 from 6.66% in the first quarter of 2007.  Primarily due to the decrease in the Company’s cost of funds mentioned above, the Company’s net interest margin improved by 32 basis points to 4.00% in the first quarter of 2008 from 3.68% in the first quarter of 2007.

The Company’s primary market area of Nassau, Suffolk, Queens and Manhattan provides tremendous opportunity for deposit growth and commercial and industrial lending.  Management and staff at the Company continue to closely monitor the overall effects of the recent decline in the local real estate market and its potential impact on the Company. To date, we have not experienced a material impact from the subprime mortgage crisis since, by policy, we do not engage in subprime lending.  Further, the primary focus of the Company’s loan and lease portfolio is commercial real estate and commercial and industrial loans with residential lending constituting less than 10% of our total portfolio at March 31, 2008.  Loan demand remains stable, and the Company continues to expand its loan portfolio.  The Company’s securities portfolio contains no subprime structured debt, exotic structures or other hard to value instruments.  At March 31, 2008, the market value of the securities portfolio represented 100.2% of book value.  Management of the Company is aware, however, that the significant decline in the residential lending market, deterioration in real estate values and the continuing credit crisis have contributed to the current downturn in the national economy which is likely to impact the outlook for interest rates and consumer and business confidence. These factors, along with the uncertain outlook for a sustained return to a more traditionally shaped yield curve and the uncertain long-term outlook for real estate values, may impact near-term economic growth in the Company’s market area and adversely affect the Company’s future performance.

Recognizing the economic uncertainty previously noted, we expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial mortgages throughout 2008.  We expect that interest rate spreads may tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loans. The Company has chosen to use more attractively priced borrowings to fund some loan volume rather than deploy high rates to raise deposits in a highly competitive environment.  Thus, funding costs are expected to rise during 2008 as competitive pressures are expected to push up deposit rates.  The continued disintermediation of low cost core deposit balances into CD products remains a factor. Management expects that, notwithstanding the improved shape of the yield curve, the Company’s net interest margin may decline modestly during the remainder of 2008 from current levels.

It is management’s intent for the Company’s branch network to provide funding to support anticipated asset growth, supplemented with short-term borrowings as needed.  The Company will continue to pursue product delivery and back office expense reductions and operating efficiencies along with revenue-generating sales initiatives to improve net income.  Some of these initiatives may result in the recording of initial costs in order to achieve longer term financial benefits.

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

Allowance for Loan and Lease Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan and lease losses.  Management carefully monitors the credit quality of the portfolio and charges off the amounts of those loans and leases deemed uncollectible.  Management evaluates the fair value of collateral supporting any impaired loans and leases using independent appraisals and other measures of fair value.  This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur.  In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan and lease portfolio will increase.  The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan and lease losses include, but are not limited to, estimated losses from loan and lease and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb probable loan and lease charge-offs.  Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  Despite such a review, the level of the allowance for loan and lease losses remains an estimate and cannot be precisely determined.

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses appears to be adequate in relation to the probable losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.  Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators.  Management assigns allocation factors ranging from 24% to 100% of the outstanding classified loan balance, which are based on the Company’s historic loss experience, and uses these amounts when analyzing the adequacy of the allowance for loan and lease losses.  Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected. The Company measures impairment of collateralized loans based on the estimated fair value of the collateral, less estimated costs to sell.  For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are currently assigned an allocation factor of 0.50% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-20 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

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

Other-Than-Temporary Impairment of Investment Securities – If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at March 31, 2008, there were no other-than-temporary impairments of the Company’s investment securities.

Recognition of Contingent Liabilities – The Company and the Bank are subject to proceedings and claims that arise in the normal course of business.  Management assesses the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses.

can be no assurance that actual outcomes will not differ from those assessments.  A liability is recognized in the Company’s consolidated balance sheets if such liability is both probable and estimable.

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at March 31, 2008.  When compared to December 31, 2007, total assets increased by $11 million or 1%.  This was primarily attributable to net growth in securities of $42 million and loans of $29 million, partially offset by a decline in securities purchased under agreements to resell of $61 million.  The growth in the investment portfolio reflects an increase in mortgage-backed securities of $109 million, offset by decreases in U.S. government agencies and municipal securities of $56 million and $10 million, respectively.  The loan and lease portfolio grew by 3% since year-end 2007, resulting primarily from an increase in commercial and industrial loans.

At March 31, 2008, total deposits were $1.3 billion, a decrease of $55 million or 4% when compared to December 31, 2007.  This was largely attributable to decreases in demand deposits of $23 million, savings deposits of $50 million, and jumbo and retail certificates of deposit totaling $9 million.  The decline in deposits primarily reflects the Company’s decision to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise deposits in a highly competitive environment.  Core deposit balances represented approximately 65% of total deposits at March 31, 2008 compared to 68% at year-end 2007.  Short-term borrowed funds, primarily FHLB advances and federal funds purchased, totaled $179 million at March 31, 2008, compared to $139 million at December 31, 2007.  To supplement its short-term borrowed funds, the Company also utilized the brokered deposit market for $27 million in short-term brokered certificates of deposit outstanding at March 31, 2008.  These brokered deposits were generally available to us at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain.  There were no such brokered deposits outstanding at December 31, 2007.

Capital Resources - Total stockholders’ equity amounted to $116 million at March 31, 2008, representing an increase of $2 million from December 31, 2007.  The increase from year-end 2007 largely reflects internal capital generation, defined as earnings less cash dividends paid on common stock, as well as shareholder dividend reinvestment, equity-based compensation awards to officers and changes in other comprehensive income.  Internal capital generation is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

At March 31, 2008, the Bank’s Tier I leverage ratio was 7.80% while its risk-based capital ratios were 10.61% for Tier I capital and 11.86% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

Table 2-1 summarizes the Company’s capital ratios as of March 31, 2008 and compares them to current minimum regulatory guidelines and December 31 and March 31, 2007 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
March 31, 2008	7.41%	10.06%	12.13%
December 31, 2007	7.03%	10.04%	12.11%
March 31, 2007	6.32%	9.42%	11.54%

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  In 2008, the Company’s Board declared a quarterly cash dividend of $0.15 per share at its January and April meetings.  The April dividend is payable on June 16, 2008 to shareholders of record as of May 23, 2008.

The Company did not repurchase any shares of its common stock during the first three months of 2008 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will only occur if management feels that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Company does not presently anticipate repurchasing any of its shares in the immediate future.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032, on or after November 7, 2007 at par.  As of March 31, 2008, the Company has chosen not to redeem the debentures of Trust I, but will continue to evaluate the cost effectiveness of this borrowing. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034, on or after January 23, 2009. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to January 23, 2009.  The weighted average rate on all trust preferred securities outstanding was 6.88% and 8.51% for the first quarter of 2008 and 2007, respectively.

During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale.  Such liquid assets declined to $443 million at March 31, 2008 from $462 million at December 31, 2007, as the maturities of securities purchased under agreements to resell were partially offset by net purchases of investment securities.  Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities.  During the first quarter of 2008 and 2007, proceeds from sales and maturities of securities available for sale totaled $95 million and $101 million, respectively.  During the first quarter of 2008, $56 million of the Company’s available for sale securities, mostly U.S. Government agency issues, either matured or were redeemed at par value by the issuer at preset redemption dates.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first quarter of 2008 and 2007, the Company originated new loans totaling $31 million and $8 million, respectively, net of principal paydowns.  The Company did not purchase any loans during the first quarter of 2008 or 2007.  The Company purchased securities available for sale totaling $98 million and $112 million during the first quarter of 2008 and 2007, respectively.  The Company’s outstanding FHLB borrowings as of March 31, 2008 were primarily used to support the funding of these assets.  At March 31, 2008, total deposits were $1.3 billion, a decrease of $55 million or 4% when compared to December 31, 2007.  The decline in deposits primarily reflects the Company’s decision to use more attractively priced borrowings to fund asset growth rather than offer high rates to raise deposits in a highly competitive environment.

The Asset/Liability Management Committee (the “ALCO”) is responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  The ALCO monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At March 31, 2008, access to approximately $212 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  At March 31, 2008, approximately $75 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At March 31, 2008, approximately $171 million and $8 million were outstanding under such lines of credit with the FHLB and correspondent banks, respectively.  Pursuant to authorization limits set by the Board, management may also access the brokered deposit market for funding.  As of March 31, 2008, $27 million of brokered deposits were outstanding.  As the Company’s liquidity remains satisfactory due to its deposit base, ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

Off-Balance Sheet Arrangements - The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby and documentary letters of credit.  Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At March 31, 2008 and 2007, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $314 million and $335 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At March 31, 2008 and 2007, letters of credit outstanding were approximately $17 million.  At March 31, 2008 and 2007, the uncollateralized portion was approximately $3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At March 31, 2008 and 2007, the total gross notional amount of swap transactions outstanding was $43 million and $41 million, respectively.

Also outstanding were various leases covering certain equipment, branches, office space and land.  The minimum payments under these leases, certain of which contain escalation clauses, are as follows: for the remainder of 2008, $2.5 million; in 2009, $3.3 million; in 2010, $2.8 million; in 2011, $2.3 million; in 2012, $1.1 million; and the remainder to 2018, $3.8 million.

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of March 31, 2008.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Leases covering various equipment, branches, office space and land	$15,796	$3,310	$8,129	$3,640	$717
Time deposits	448,574	409,812	30,679	8,083	-
Federal funds purchased	8,000	8,000	-	-	-
FHLB borrowings	171,000	171,000	-	-	-
Obligations under equipment lease financing	25	22	3	-	-
Subordinated notes	10,000	-	-	-	10,000
Junior subordinated debentures	20,620	-	-	-	20,620
	$674,015	$592,144	$38,811	$11,723	$31,337

Material Changes in Results of Operations for the Three Months Ended March 31, 2008 versus the Three Months Ended March 31, 2007 - Net income for the three months ended March 31, 2008 was $3.0 million, an increase of $1.3 million or 71.8%, when compared to the same 2007 period, principally as a result of increases in net interest income and non-interest income, and a reduction in total operating expenses.

As shown in Table 2-2 following this discussion, net interest income increased by 6.7% to $15.6 million as the result of a 32 basis point rise in the Company’s net interest margin to 4.00% in 2008.  Partially offsetting the improved margin was a 3% decrease in average interest-earning assets, primarily securities. The average investment portfolio contracted by 22% to $408 million during the first quarter of 2008 versus the comparable period in 2007, principally due to government agency securities called and matured. Growth in commercial and industrial loans, and commercial mortgages resulted in a 6% increase in average loans and leases outstanding to $1.1 billion during the first quarter of 2008 versus the comparable period in 2007.  Funding the interest-earning assets were increases in average borrowings, consisting primarily of FHLB overnight and short-term advances, of $159 million.  This funding partially offset the $200 million decrease in average deposits that resulted primarily from outflows of savings and retail CD balances.

The improvement in the Company’s net interest margin to 4.00% during the first quarter of 2008 from 3.68% a year ago resulted from a 100 basis point decrease in the Company’s cost of total interest-bearing liabilities, as the Company has chosen to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise deposits in a highly competitive environment. The Company’s cost of total interest-bearing liabilities also benefitted from the overall decline in market interest rates in late 2007 and the first quarter of 2008.  This lower cost was offset somewhat by a 48 basis point decrease in the Company’s earning asset yield to a weighted average rate of 6.49%.  The lower asset yield resulted from the impact of a 98 basis point reduction in yield on loans and leases, offset in part by a 22 basis point increase in yield on securities as well as the $63 million increase in the average balance of our loans and leases, which carry a significantly higher yield than our securities portfolio.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three months ended March 31, 2008 and 2007

	Three months
			Over/
			(under)
	2008	2007	2007
Net interest income	$15,561	$14,589	6.7%
Service charges on deposit accounts	602	590	2.0%
Net security gains (losses)	9	(19)	N/M (1)
Income from bank owned life insurance	288	278	3.6%
Other operating income	620	508	22.0%
Total revenue	$17,080	$15,946	7.1%

(1) N/M - denotes not meaningful.

Non-interest income totaled $1.5 million for the first quarter of 2008 as compared to $1.4 million for the first quarter of 2007, primarily due to an increase in other operating income, most significantly sweep account fees.

The provision for loan and lease losses increased by $44 thousand to $1.6 million during the first quarter of 2008 versus the comparable period in 2007 due to growth in total loans and leases outstanding coupled with an increase in non-accrual loans and leases, offset by net loan and lease recoveries of $100 thousand recorded for the first quarter of 2008 versus net loan and lease charge-offs of $1.9 million for the first quarter of 2007. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three months ended March 31, 2008 and 2007

	Three months
			Over/
			(under)
	2008	2007	2007
Salaries and other employee benefits	$5,969	$7,506	(20.5)%
Occupancy	1,377	1,318	4.5%
Equipment	323	313	3.2%
Legal	1,236	148	735.1%
Marketing and advertising	268	449	(40.3)%
Audit and assessment	268	291	(7.9)%
Other operating expenses	1,688	1,790	(5.7)%
Total operating expenses	$11,129	$11,815	(5.8)%

Total operating expenses decreased by 5.8% to $11.1 million during the first quarter of 2008 when compared to the first quarter of 2007.  The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and marketing and advertising, partially offset by an increase in legal expenses.  The decrease in salaries and other employee benefits in the first quarter of 2008 compared to the first quarter of 2007 primarily reflects the reduction in full-time equivalent headcount of 32 or 10% and the reduction in incentive and equity-based compensation costs.  The reduction in incentive and equity-based compensation expense is primarily due to the reversal in the first quarter of 2008 of a prior year incentive over-accrual and a change in the accrual methodology for calculating the 2008 incentive. Lower marketing and advertising expenses is attributable to less print and other media advertising in the first quarter of 2008 as compared to 2007. The Company is a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1. – “Legal Proceedings”). First quarter 2008 legal expenses include $1.1 million of legal fees and expenses consisting of the advancement of legal costs for possible indemnification of individual defendants and outside legal costs incurred by the Company and the Company’s Special Litigation Committee.

Occupancy expenses increased primarily due to higher rental, utility, maintenance and building depreciation costs, while the remaining operating expenses decreased $117 thousand or 4.9%.

Due in part to the decrease in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 64.4% in the first quarter of 2008 versus 73.0% in the first quarter of 2007.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.66% for the first quarter of 2008 as compared to 2.76% in 2007, reflecting the decrease in total operating expenses.

Income tax expense increased by $522 thousand in the first quarter of 2008 as compared to 2007. The Company’s effective tax rate was 30.7% in 2008 and 31.7% in 2007.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  In addition, the portfolio contains only one collateralized debt obligation in the form of a bank-only pooled trust preferred security with an estimated fair value totaling $8 million.  This issue is credit enhanced, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.  The Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages.  The Bank does not engage in subprime lending and thus there is no subprime exposure in the Company’s loan and lease portfolio.  In addition, the Bank’s adjustable-rate mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank does not offer payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $12 million at March 31, 2008, $6 million at December 31, 2007 and $9 million at March 31, 2007.  The increase in non-accrual loans and leases at March 31, 2008 resulted primarily from the addition of two commercial loan relationships to non-accrual status during the first quarter of 2008.  Both of these relationships had been on the Bank’s internal watch list.  At March 31, 2008, December 31, 2007 and March 31, 2007, the Company held no OREO and there were no restructured accruing loans and leases. Loans and leases 90 days or more past due and still accruing interest totaled $6 thousand at March 31, 2008, $28 thousand at December 31, 2007 and $8 thousand at March 31, 2007.

The allowance for loan and lease losses amounted to $16 million or 1.5% of total loans and leases at March 31, 2008, $15 million or 1.4% of total loans and leases at December 31, 2007, and $16 million or 1.6% of total loans and leases at March 31, 2007.  The increase in the allowance as a percentage of the total loan and lease portfolio at March 31, 2008 as compared to December 31, 2007 is due to the impact of the provision for loan and lease losses coupled with net loan and lease recoveries recorded in the first quarter of 2008. The decrease in the allowance as a percentage of the total loan and lease portfolio at March 31, 2008 as compared to March 31, 2007 is principally due to charge-offs of classified loans.  The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 137% at March 31, 2008 from 254% at December 31, 2007 and 179% one year ago, caused primarily by the movement to non-accrual status of the two commercial loan relationships cited in the immediately preceding paragraph.  Management has determined that the current level of the allowance for loan and lease losses appears to be adequate in relation to the probable losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral. At March 31, 2008 there were only two residential relationships on the watch list, representing 2% of total watch list loans.  As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  The Company has retained workout specialists who will be responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers will no longer maintain control over such relationships. As of March 31, 2008, the Bank had 47 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $75.6 million, compared to 45 relationships, including non-accrual loans and leases, with an aggregate value of $84.5 million at December 31, 2007.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  Management also believes that the growth in the secondary market for distressed debt will provide it with opportunities to exit such relationships sooner and with less risk of extended workout procedures and the attendant costs.  However, we cannot give any assurance that such secondary market will be able to absorb all or a significant portion of such relationships especially in light of recent credit market conditions.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss reserve, such as fluctuations in the Long Island real estate market and interest rates, economic slowdowns in industries and other uncertainties. The decline in the local real estate market and the associated downward trend in the local economy have thus far impacted the Company’s loan portfolio to a limited extent.  All of the factors mentioned above will continue to be closely monitored.  Due to the uncertainties cited above, management expects to record loan and lease charge-offs in future periods, which management believes appear to have been adequately reserved for in the allowance for loan and lease losses reported at March 31, 2008.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2
NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2008 and 2007 (unaudited)
(dollars in thousands)

	2008			2007
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$407,834	$5,048	4.98%	$521,502	$6,118	4.76%
Federal Home Loan Bank and other restricted stock	8,876	186	8.43	1,974	26	5.34
Federal funds sold	-	-	-	24,737	317	5.20
Securities purchased under agreements to
resell	92,769	822	3.56	72,200	944	5.30
Interest-bearing deposits	2,983	25	3.37	1,431	17	4.82
Loans and leases (3)	1,057,999	19,272	7.33	994,709	20,372	8.31
Total interest-earning assets	1,570,461	$25,353	6.49%	1,616,553	$27,794	6.97%
Non-interest-earning assets	111,027			116,594
Total Assets	$1,681,488			$1,733,147

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$553,100	$2,862	2.08%	$624,521	$4,753	3.09%
Time deposits	480,204	4,923	4.12	610,454	7,574	5.03
Total savings and time deposits	1,033,304	7,785	3.03	1,234,975	12,327	4.05
Federal funds purchased	8,646	75	3.49	1,378	19	5.59
Other temporary borrowings	157,304	1,278	3.27	5,966	87	5.91
Subordinated notes	10,000	231	9.29	10,000	231	9.37
Junior subordinated debentures	20,620	360	7.02	20,620	455	8.95
Total interest-bearing liabilities	1,229,874	9,729	3.18	1,272,939	13,119	4.18
Demand deposits	316,544			314,982
Other liabilities	19,544			38,868
Total Liabilities	1,565,962			1,626,789
Stockholders' Equity	115,526			106,358
Total Liabilities and Stockholders' Equity	$1,681,488			$1,733,147
Net interest income/margin		15,624	4.00%		14,675	3.68%
Less tax-equivalent basis adjustment		(63)			(86)
Net interest income		$15,561			$14,589

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $36 and $56 in 2008 and 2007, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $27 and $30 in 2008 and 2007, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
March 31, 2008 versus December 31, 2007 and March 31, 2007
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	3/31/2008	12/31/2007	3/31/2007
Non-accrual Loans and Leases	$12,013	$5,792	$8,965
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$12,013	$5,792	$8,965

Loans and Leases 90 Days or More Past Due and Still Accruing	$6	$28	$8
Gross Loans and Leases Outstanding	$1,072,058	$1,041,009	$989,789

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	3/31/2008	12/31/2007	3/31/2007
Beginning Balance	$14,705	$14,659	$16,412
Provision	1,618	1,610	1,574
Net Recoveries (Charge-Offs)	100	(1,564)	(1,948)
Ending Balance	$16,423	$14,705	$16,038

KEY RATIOS:
	Period Ended
	3/31/2008	12/31/2007	3/31/2007
Allowance as a % of Total Loans and Leases	1.5%	1.4%	1.6%

Non-accrual Loans and Leases as a % of Total Loans and Leases	1.1%	0.6%	0.9%

Non-performing Assets as a % of Total Loans and Leases and OREO (1)	1.1%	0.6%	0.9%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	137%	254%	179%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	137%	253%	179%

(1) For purposes of calculating this ratio, non-performing assets excludes loans and leases 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in the Company’s Form 10-K.  There has been no material change in the Company’s market risk or interest rate risk at March 31, 2008 compared to December 31, 2007.

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

Interest Rate Risk – Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates.  Reviewing repricing characteristics of interest-earning assets and interest-bearing liabilities identifies risk.  The Company’s ALCO sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

Purported Shareholder Derivative Suit

On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleges, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. (“IMN”) and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who had responsibility for the IMN relationship and by offering a voluntary exit window program to those same officers, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The current members of the Special Litigation Committee are Nicos Katsoulis and the Honorable John J. LaFalce.

The lawsuit is pending.  The directors and officers subject to the lawsuit may, subject to certain conditions, be entitled to indemnification by the Company for all or a portion of any expenses or losses incurred by such directors and officers in connection with the lawsuit.  While the outcome of this lawsuit cannot be predicted or determined, the potential expenses, including possible indemnification costs, associated with the litigation may be material.  For the three months ended March 31, 2008 and for the twelve months ended December 31, 2007, the Company incurred $1.1 million and $1.9 million, respectively, in legal expenses related to this lawsuit.  All costs incurred to date have been recognized in the Company’s financial statements. At March 31, 2008, there has been no accrual established for any liability that may arise from this matter, nor has any receivable been established for potential insurance reimbursement of bills incurred to date.

On April 28, 2008, all parties to the lawsuit agreed in principle to a non-binding settlement that would dispose of the lawsuit.  It is subject to several events, including the drafting of a final settlement agreement, approval of that final settlement agreement by the plaintiff, each of the defendants and the Special Litigation Committee, notice to all shareholders of the terms of the settlement and approval of the settlement by the judge.  Terms of the settlement will be disclosed once a binding settlement agreement is entered into by all parties.

Other

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

There have been no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Board authorized a stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock.  The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions.  The program may be discontinued at any time.  The Company did not repurchase any of its common stock during the first three months of 2008.  At March 31, 2008, 512,348 shares were still available for repurchase under the existing plan.  The Company does not presently anticipate repurchasing any of its shares in the immediate future.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. – OTHER INFORMATION

Not applicable.

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

                                                                                                                              STATE BANCORP, INC.

5/12/08                                                                                                                  /s/ Thomas M. O’Brien
Date                                                                                                                      Thomas M. O’Brien,
                                                                                                                              President and Chief Executive Officer

5/12/08                                                                                                                  /s/ Brian K. Finneran
Date                                                                                                                      Brian K. Finneran,
                                                                                                                              Chief Financial Officer