Form 10-Q
period 2008-06-30
STATE BANCORP INC
filed 2008-08-11
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2008

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

Yes   [   ]                                     No   [X]

As of July 23, 2008, there were 14,403,105 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2008

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2008 and December 31, 2007

	June 30, 2008	December 31, 2007
ASSETS:
Cash and due from banks	$47,124,991	$35,380,214
Securities purchased under agreements to resell	-	61,000,000
Total cash and cash equivalents	47,124,991	96,380,214
Securities available for sale - at estimated fair value	386,431,852	401,229,235
Federal Home Loan Bank and other restricted stock	7,358,143	8,053,643
Loans and leases (net of allowance for loan and lease losses
of $17,248,294 in 2008 and $14,704,864 in 2007)	1,043,815,463	1,026,304,532
Bank premises and equipment - net	6,379,076	5,777,493
Bank owned life insurance	29,523,582	29,006,619
Net deferred income taxes	21,005,892	17,494,843
Receivable - current income taxes	11,587,770	14,034,377
Receivable - securities sales/calls	-	14,822,820
Other assets	17,257,675	14,910,638
TOTAL ASSETS	$1,570,484,444	$1,628,014,414
LIABILITIES:
Deposits:
Demand	$316,593,412	$332,464,460
Savings	566,376,352	566,999,841
Time	363,590,105	430,474,815
Total deposits	1,246,559,869	1,329,939,116
Federal funds purchased	35,000,000	-
Other temporary borrowings	126,000,000	139,031,328
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Payable - securities purchases	10,000,000	-
Other accrued expenses and liabilities	10,296,695	14,786,302
Total liabilities	1,458,476,564	1,514,376,746
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 15,326,344 shares in 2008 and 14,996,348 shares in 2007;
outstanding 14,338,692 shares in 2008 and 14,008,696 shares in 2007	76,631,720	74,981,740
Surplus	87,677,460	86,654,142
Retained deficit	(32,461,545)	(32,164,263)
Treasury stock (987,652 shares in 2008 and 2007)	(16,646,426)	(16,646,426)
Accumulated other comprehensive (loss) income
(net of taxes of ($2,102,408) in 2008 and $534,913 in 2007)	(3,193,329)	812,475
Total stockholders' equity	112,007,880	113,637,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,570,484,444	$1,628,014,414
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans and leases	$17,347,270	$20,796,748	$36,592,190	$41,138,404
Federal funds sold and securities purchased under agreements to resell	141,204	807,068	963,237	2,067,709
Securities held to maturity - taxable	-	10,614	-	80,541
Securities available for sale - taxable	4,782,884	6,019,071	9,710,467	11,867,008
Securities available for sale - tax-exempt	58,547	130,977	138,245	263,152
Securities available for sale - dividends	9,917	29,750	39,667	59,500
Dividends on Federal Home Loan Bank and other restricted stock	134,350	70,042	320,849	96,654
Total interest income	22,474,172	27,864,270	47,764,655	55,572,968
INTEREST EXPENSE:
Deposits	5,111,449	10,448,516	12,896,157	22,775,299
Temporary borrowings	755,798	1,683,319	2,109,218	1,789,810
Subordinated notes	231,185	228,894	462,370	460,079
Junior subordinated debentures	318,518	459,382	678,855	914,373
Total interest expense	6,416,950	12,820,111	16,146,600	25,939,561
Net interest income	16,057,222	15,044,159	31,618,055	29,633,407
Provision for loan and lease losses	4,907,744	627,000	6,525,744	2,201,000
Net interest income after provision for loan and lease losses	11,149,478	14,417,159	25,092,311	27,432,407
NON-INTEREST INCOME:
Service charges on deposit accounts	552,533	548,284	1,154,970	1,138,605
Net security gains (losses)	51,550	(15,048)	60,159	(34,449)
Income from bank owned life insurance	229,352	281,869	516,963	560,005
Other operating income	604,109	615,645	1,224,564	1,123,073
Total non-interest income	1,437,544	1,430,750	2,956,656	2,787,234
Income before operating expenses	12,587,022	15,847,909	28,048,967	30,219,641
OPERATING EXPENSES:
Salaries and other employee benefits	5,769,340	10,081,193	11,738,719	17,587,332
Occupancy	1,396,651	1,324,027	2,774,330	2,641,519
Equipment	294,460	339,877	617,183	652,955
Legal	1,496,097	333,361	2,732,126	480,791
Marketing and advertising	18,827	469,146	286,808	917,897
Audit and assessment	385,005	285,455	653,003	576,842
Other operating expenses	1,859,213	1,733,109	3,546,884	3,523,630
Total operating expenses	11,219,593	14,566,168	22,349,053	26,380,966
INCOME BEFORE INCOME TAXES	1,367,429	1,281,741	5,699,914	3,838,675
PROVISION FOR INCOME TAXES	406,673	351,928	1,738,783	1,162,162
NET INCOME	$960,756	$929,813	$3,961,131	$2,676,513
BASIC EARNINGS PER COMMON SHARE	$0.07	$0.07	$0.28	$0.20
DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.06	$0.28	$0.19
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	14,105,301	13,693,084	14,041,806	13,620,968
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	14,156,770	13,866,459	14,084,469	13,911,346

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2008 and 2007
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,961,131	$2,676,513
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	6,525,744	2,201,000
Depreciation and amortization of bank premises and equipment	659,059	612,439
Amortization of net premium on securities	909,316	736,624
Deferred income tax (benefit) expense	(873,728)	10,605,323
Net security (gains) losses	(60,159)	34,449
Income from bank owned life insurance	(516,963)	(560,005)
Stock-based compensation expense	352,837	316,432
Shares issued under the directors' stock plan	85,765	-
Decrease in receivable - current income taxes	2,446,607	-
Increase in other assets	(2,347,037)	(2,664,402)
Increase (decrease) in accrued legal expenses	1,184,516	(65,137,705)
Decrease in other accrued expenses and other liabilities	(5,674,122)	(2,899,733)
Net cash provided by (used in) operating activities	6,652,966	(54,079,065)
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	-	6,375,996
Proceeds from sales of securities available for sale	64,573,865	71,640,551
Proceeds from maturities of securities available for sale	138,267,512	129,753,030
Purchases of securities available for sale	(170,713,457)	(208,046,959)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	695,500	(5,445,300)
Increase in loans and leases - net	(24,036,675)	(10,844,066)
Purchases of bank premises and equipment - net	(1,260,642)	(154,611)
Net cash provided by (used in) investing activities	7,526,103	(16,721,359)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(16,494,537)	(2,027,024)
Decrease in time deposits	(66,884,710)	(222,341,743)
Increase in federal funds purchased	35,000,000	22,500,000
(Decrease) increase in other temporary borrowings	(13,031,328)	118,989,377
Cash dividends paid	(4,258,413)	(2,050,341)
Private placement expenses	-	(249,917)
Proceeds from shares issued under dividend reinvestment plan	1,801,413	1,502,091
Proceeds from shares issued pursuant to compensation awards	433,283	1,036,217
Net cash used in financing activities	(63,434,292)	(82,641,340)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,255,223)	(153,441,764)
CASH AND CASH EQUIVALENTS - JANUARY 1	96,380,214	206,210,873
CASH AND CASH EQUIVALENTS - JUNE 30	$47,124,991	$52,769,109
SUPPLEMENTAL DATA:
Interest paid	$17,177,010	$26,282,595
Income taxes paid	$154,551	$13,129
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)
For the Six Months Ended June 30, 2008 and 2007
					Accumulated Other	Total
	Common		Retained	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	Deficit	Stock	Income (Loss)	Equity	Income (Loss)
Balance, January 1, 2008	$74,981,740	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668
Comprehensive loss:
Net income	-	-	3,961,131	-	-	3,961,131	$3,961,131
Other comprehensive loss,
net of tax:
Unrealized holding losses
arising during the period (1)	-	-	-	-	-		(3,969,526)
Reclassification
adjustment for gains
included in net income (2)	-	-	-	-	-		(36,278)
Total other
comprehensive loss	-	-	-	-	(4,005,804)	(4,005,804)	(4,005,804)
Total comprehensive loss	-	-	-	-	-		$(44,673)
Cash dividend ($0.30 per share)	-	-	(4,258,413)	-	-	(4,258,413)
Shares issued under the dividend
reinvestment plan (149,520 shares
at 95% of market value)	747,600	1,053,813	-	-	-	1,801,413
Shares issued under the
directors' stock plan (6,513 shares)	32,565	53,200	-	-	-	85,765
Stock options exercised
(19,091 shares)	95,455	77,839	-	-	-	173,294
Restricted stock awards
(161,084 shares)	805,420	(545,431)	-	-	-	259,989
Stock-based compensation
expense	(31,060)	383,897	-	-	-	352,837
Balance, June 30, 2008	$76,631,720	$87,677,460	$(32,461,545)	$(16,646,426)	$(3,193,329)	$112,007,880
Balance, January 1, 2007	$73,021,015	$83,767,505	$(32,158,439)	$(16,646,426)	$(3,843,145)	$104,140,510
Comprehensive income:
Net income	-	-	2,676,513	-	-	2,676,513	$2,676,513
Other comprehensive income,
net of tax:
Unrealized holding gains
arising during the period (1)	-	-	-	-	-		153,377
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		20,774
Cash flow hedges (3)	-	-	-	-	-		108,072
Total other
comprehensive income	-	-	-	-	282,223	282,223	282,223
Total comprehensive income	-	-	-	-	-		$2,958,736
Cash dividend
($0.15 per share)	-	-	(2,050,341)	-	-	(2,050,341)
Shares issued under the
dividend reinvestment
plan (81,146 shares at
95% of market value)	405,730	1,096,361	-	-	-	1,502,091
Stock options exercised
(170,279 shares)	851,395	184,822	-	-	-	1,036,217
Stock-based compensation
expense	-	316,432	-	-	-	316,432
Private placement expenses	-	(249,917)	-	-	-	(249,917)
Balance, June 30, 2007	$74,278,140	$85,115,203	$(31,532,267)	$(16,646,426)	$(3,560,922)	$107,653,728
(1) Net of taxes of ($2,613,440) and ($312,106) in 2008 and 2007, respectively.
(2) Net of taxes of $23,881 and $13,675 in 2008 and 2007, respectively.
(3) Net of taxes of $71,928 in 2007.
See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”).  The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., SB Equipment Leasing Corp. (“SB Equipment”), formerly known as Studebaker-Worthington Leasing Corp., and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC.  SB Portfolio manages a portfolio of fixed income investments and SB Financial provides balance sheet management services with a focus on interest rate risk management.  On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment.  State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, its condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2007, its condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and its condensed consolidated statements of stockholders’ equity and comprehensive income for the six months ended June 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation on a modified prospective basis with the cost of any subsequent grants of stock-based compensation to be reflected in the income statement.

Accounting for Derivative Financial Instruments

From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized as other income, with the fair value for each individual swap offsetting the corresponding other.  For the three and six months ended June 30, 2008 and 2007, neither income nor losses associated with these swaps were material to the financial statements.  At June 30, 2008 and December 31, 2007, the total gross notional amount of swap transactions outstanding was $43,246,209.  The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk.  The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that economically hedged a portion of the interest rate variability in its portfolio of prime rate loans. In 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The entire cost to unwind the swap agreements was fully amortized at December 31, 2007, and thus no expenses were recognized during the six months ended June 30, 2008.  For the three and six months ended June 30, 2007, the Company recognized $90,000 and $180,000, respectively, of such expenses.

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

Effect of Recently Issued Accounting Standards on the Financial Statements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In November 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.”  SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP.  SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.”  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning on or after December 15, 2007.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under revised SFAS No. 123, “Share-Based Payment.”  The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.  Our adoption of EITF Issue No. 06-11 did not have a material impact on our financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented.  The Company has not yet completed its evaluation of the impact of adopting this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 also encourages, but does not require, disclosures for earlier periods presented for comparative purposes at initial adoption.  Since the provisions of SFAS No. 161 are disclosure related, the adoption of SFAS No. 161 will not have an impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued Staff Position, or FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating  securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities.  FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP.  Early application is not permitted.  FSP No. EITF 03-6-1 is not expected to have a material impact on out computation of EPS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in the accounting principle in accordance with No. 154, “Accounting Changes and Error Corrections.” Additionally, the accounting principles that were used before and after the application of SFAS No. 162 and the reason why applying SFAS No. 162 resulted in a change in accounting principles are to be disclosed.  SFAS No. 162 is not expected to result in any change in our accounting principles and, therefore, will not have an impact on our financial condition or results of operations.

2.  STOCKHOLDERS’ EQUITY

The Company has 250,000 shares of preferred stock authorized.  No shares have been issued as of June 30, 2008.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first six months of 2008, the Company did not repurchase any of its common shares.

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

For the Six Months Ended June 30,	2008	2007
Net income	$3,961,131	$2,676,513
Average market price	$13.09	$19.44
Weighted average common shares outstanding	14,041,806	13,620,968
Dilutive effect of stock options and restricted stock grants	42,663	290,378
Adjusted common shares outstanding - diluted	14,084,469	13,911,346
Net income per share – basic	$0.28	$0.20
Net income per share – diluted	$0.28	$0.19
Antidilutive potential shares not included in the calculation	458,291	133,355

4.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE

At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent.  Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any.  The Company has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value.  Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.  Interest earned on investment securities is included in interest income.  Realized gains and losses on the sale of securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2008, there were no other-than-temporary impairments of the Company’s investment securities.

At June 30, 2008 and December 31, 2007, the Company had no securities held to maturity.  The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at June 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$1,980,556	$1,701	$-	$1,982,257
Government Agency securities	18,578,760	475,281	(26,022)	19,028,019
Corporate debt securities	3,000,000	-	-	3,000,000
Trust preferred securities	12,071,991	-	(5,254,392)	6,817,599
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	206,984,967	1,201,485	(920,325)	207,266,127
FNMA	131,958,398	452,578	(1,006,976)	131,404,000
GNMA	17,152,917	48,498	(267,565)	16,933,850
Total securities available for sale	$391,727,589	$2,179,543	$(7,475,280)	$386,431,852

December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$18,140,263	$4,528	$(49,634)	$18,095,157
Government Agency securities	149,638,982	930,453	(35,148)	150,534,287
Corporate debt securities	3,009,980	-	(9,981)	2,999,999
Trust preferred securities	12,076,760	-	(576,760)	11,500,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	135,674,183	1,502,606	(403,665)	136,773,124
FNMA	72,766,460	581,887	(538,432)	72,809,915
GNMA	7,361,553	14,123	(38,856)	7,336,820
Other	1,213,666	-	(33,733)	1,179,933
Total securities available for sale	$399,881,847	$3,033,597	$(1,686,209)	$401,229,235

Information pertaining to securities with gross unrealized losses at June 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008
Securities available for sale:
Government Agency securities	$(26,022)	$3,554,133	$-	$-	$(26,022)	$3,554,133
Trust preferred securities	-	-	(5,254,392)	6,817,599	(5,254,392)	6,817,599
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(684,704)	76,191,937	(235,621)	21,279,468	(920,325)	97,471,405
FNMA	(465,122)	51,260,268	(541,854)	30,829,531	(1,006,976)	82,089,799
GNMA	(266,993)	10,743,203	(572)	457,147	(267,565)	11,200,350
Total securities available for sale	$(1,442,841)	$141,749,541	$(6,032,439)	$59,383,745	$(7,475,280)	$201,133,286

December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$(48,137)	$4,770,745	$(1,497)	$124,943	$(49,634)	$4,895,688
Government Agency securities	(11,748)	11,987,830	(23,400)	14,976,600	(35,148)	26,964,430
Corporate debt securities	(9,981)	2,999,999	-	-	(9,981)	2,999,999
Trust preferred securities	-	-	(576,760)	11,500,000	(576,760)	11,500,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(752)	721,991	(402,913)	30,873,800	(403,665)	31,595,791
FNMA	(16,645)	1,437,042	(521,787)	38,756,472	(538,432)	40,193,514
GNMA	(1,718)	341,934	(37,138)	5,261,228	(38,856)	5,603,162
Other	-	-	(33,733)	1,179,933	(33,733)	1,179,933
Total securities available for sale	$(88,981)	$22,259,541	$(1,597,228)	$102,672,976	$(1,686,209)	$124,932,517

The securities, at estimated fair value, that have been in a continuous loss position for 12 months or longer at June 30, 2008 are categorized as:  (1) adjustable rate mortgage-backed securities totaling $12,947,174; (2) fixed rate mortgage-backed securities totaling $39,618,972; (3) adjustable rate trust preferred securities totaling $5,000,000; and (4) fixed rate trust preferred securities totaling $1,817,599. The market value and, therefore, the loss position for each type of security respond differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  In addition, the portfolio contains only one collateralized debt obligation, which is backed by a portfolio of bank-only pooled trust preferred securities with an amortized cost of $10 million and an estimated fair value of $5 million.  This issue is credit enhanced, with over-collateralization of principal and/or excess spread, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.  Based upon projected cash flows, reviews of the underlying collateral in the pool and the over-collateralization of the pool, the Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  This adjustable rate security has been in a continuous loss position for twelve months or longer at June 30, 2008.  In the event that this security's current rating is downgraded or projected cash flows are not adequate to meet contractual obligations, the Company will evaluate it for other than temporary impairment at that time.

5.  LOANS AND LEASES

The Company’s loan and lease portfolio is concentrated primarily in commercial and industrial loans and commercial mortgages.

The recorded investment in loans that are considered to be impaired, as of  June 30, 2008 and December 31, 2007, is summarized below:

	June 30, 2008	December 31, 2007
Impaired loans with related allowances for loss	$6,264,315	$3,734,156
Allowance for loss on impaired loans	(3,264,390)	(1,537,256)
	2,999,925	2,196,900
Impaired loans with no related allowances for loss	3,641,010	287,778
Net impaired loans	$6,640,935	$2,484,678

	Second Quarter 2008	Full Year 2007
Average impaired loans	$11,955,524	$5,746,758

Interest income of $45,781 was recognized on impaired loans for the three and six months ended June 30, 2008.  For the six months ended June 30, 2007, $16,198 in interest income was recognized on impaired loans.  No such interest income was recognized for the three months ended June 30, 2007.

Activity in the allowance for loan and lease losses for the six months ended June 30, 2008 and 2007 is as follows:

	2008	2007
Balance, January 1	$14,704,864	$16,411,925
Adjustment due to sale of SB Equipment assets	(2,002,155)	-
Provision charged to income	6,525,744	2,201,000
Charge-offs	(2,149,499)	(2,374,251)
Recoveries	169,340	197,383
Balance, June 30	$17,248,294	$16,436,057

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

The Company received an opinion from independent counsel that each of the individual defendants was entitled to be indemnified by the Company for all reasonable expenses, including attorneys’ fees, actually and necessarily incurred by him or her in connection with the defense and settlement of the lawsuit.  The parties were seeking approval of the Court for the Company to indemnify the individual defendants for their costs incurred by this litigation.

On June 12, 2008, all parties to the lawsuit executed a non-binding Stipulation of Settlement that would dispose of the lawsuit.  On June 16, 2008 the Honorable Ira B. Warshawsky, J.S.C. signed an Order of Preliminary Approval of Settlement and Form of Notice (“Preliminary Order”) with regard to the Stipulation of Settlement among the parties. The Preliminary Order was entered in the County Clerk’s Office, Nassau County on June 17, 2008.  A Notice of Pendency and Settlement of Shareholder Derivative Action (the “Notice”) was mailed to all stockholders of record on June 20, 2008.

As announced by the Company on June 18, 2008, the Company has agreed to implement certain corporate governance provisions within 30 days after the effective date of the Stipulation of Settlement.  The Stipulation of Settlement includes no admission of liability by the Company, the Bank or any of the defendants named in the lawsuit.

For the six months ended June 30, 2008 and for the twelve months ended December 31, 2007, the Company incurred $2.3 million and $1.9 million, respectively, in legal expenses related to this lawsuit.  For the six months ended June 30, 2007, no such expenses were incurred.  All costs incurred to date have been recognized in the Company’s financial statements.  At June 30, 2008, the Company has established an estimated liability of $1,030,000 for plaintiffs’ attorneys’ fees and expenses and an offsetting estimated receivable for insurance reimbursement.

The Preliminary Order was subject to final determination by the Court as to the fairness, reasonableness and adequacy of the Stipulation of Settlement.  A fairness hearing was held August 5, 2008 before Judge Ira B. Warshawsky at the Supreme Court of the State of New York, Nassau County, New York, at which time Judge Warshawsky signed a Final Judgment and Order of Dismissal (“Final Judgment”) with regard to the Stipulation of Settlement among the parties.  The Final Judgment was entered in the County Clerk’s Office, Nassau County on August 5, 2008.  In addition to issuing final approval of the Stipulation of Settlement, the Final Judgment approved the award to plaintiffs’ counsel of attorneys’ fees in the sum of $1,000,000 and expenses in the sum of $27,839.38.  The Court also determined that each of the individual defendants are fairly and reasonably entitled to be indemnified by the Company for their legal fees and expenses incurred in connection with the defense and settlement of  the lawsuit.  Gulf Insurance Company has agreed to pay an additional $575,000 to the Company (above the $1.2 million agreed to in the Stipulation of Settlement) in final settlement of all insurance claims related to this matter.  This amount will help to offset such indemnification costs as well as a portion of the Company’s legal fees incurred in connection with the derivative lawsuit.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of June 30, 2008 and December 31, 2007.   There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$122,126	7.64%	$63,931	4.00%	N/A	N/A
The Bank	$127,848	8.00%	$63,900	4.00%	$79,875	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$122,126	10.20%	$47,910	4.00%	N/A	N/A
The Bank	$127,848	10.70%	$47,794	4.00%	$71,691	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$147,126	12.28%	$95,820	8.00%	N/A	N/A
The Bank	$142,812	11.95%	$95,588	8.00%	$119,485	10.00%
As of December 31, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$119,900	7.03%	$68,210	4.00%	N/A	N/A
The Bank	$126,575	7.43%	$68,168	4.00%	$85,209	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$119,900	10.04%	$47,775	4.00%	N/A	N/A
The Bank	$126,575	10.62%	$47,673	4.00%	$71,510	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$144,605	12.11%	$95,551	8.00%	N/A	N/A
The Bank	$141,280	11.85%	$95,347	8.00%	$119,183	10.00%

8.  STOCK-BASED COMPENSATION

Incentive Stock Options

Under the terms of the Company’s incentive stock option plans adopted in April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company’s common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant.  Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire ten years from the date of grant.

At June 30, 2008, incentive stock options for the purchase of 438,161 shares were outstanding and exercisable.  The total intrinsic value of options exercised for the six months ended June 30, 2008 and 2007 was $76,086 and $2,266,959, respectively.  The total intrinsic value of exercisable shares at June 30, 2008, is $361,508.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding -
January 1, 2008	593,137	$14.89
Granted	-	-
Exercised	(28,936)	$10.38
Cancelled or forfeited	(126,040)	$15.47
Outstanding -
June 30, 2008	438,161	$15.02

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of June 30, 2008:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.33	135,498	2.0 years	$9.86	135,498	$9.86
$12.45 - $13.61	139,310	4.2 years	$13.06	139,310	$13.06
$19.16	77,913	5.7 years	$19.16	77,913	$19.16
$22.63	85,440	6.6 years	$22.63	85,440	$22.63
	438,161	4.3 years	$15.02	438,161	$15.02

Restricted Stock Awards

Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During the first half of 2008, the Company awarded 161,084 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company.  Of those shares awarded, 140,961 shares vest one-third on each of the third through fifth anniversaries of the award date and 20,123 shares vested immediately.  The restricted stock previously awarded in September 2006 vests in full on the third anniversary of the award date. The fair value of restricted stock awards vested during the six months ended June 30, 2008 was $259,989.  No restricted stock awards vested during the first six months of 2007.  The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $1,825,938 to be expensed over the remaining period of 4.4 years.  For the six months ended June 30, 2008 and 2007, $113,437 and $77,032, respectively, were recognized as compensation expense.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2008	19,670	$19.95
Granted	161,084	$13.01
Vested	(20,123)	$12.92
Cancelled or forfeited	(6,212)	$19.95
Nonvested - June 30, 2008	154,419	$13.63

At June 30, 2008, 424,685 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation

In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At June 30, 2008, 32,949 of these options were exercisable, but none have been exercised.  The options outstanding and those exercisable at June 30, 2008 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the six months ended June 30, 2008 and 2007 was $102,100 and $152,146, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2008	62,707	$17.94
Granted	-	-
Vested	(8,362)	$17.94
Nonvested - June 30, 2008	54,345	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,596,000 to be expensed over the weighted-average remaining period of 3.3 years.  For the six months ended June 30, 2008 and 2007, $239,400 was recognized as compensation expense in each period.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  FEDERAL HOME LOAN BANK ADVANCES

The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  The amount of this line of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgages and investment securities.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $192,000,000 of collateral, including approximately $167,000,000 in commercial real estate mortgages that the Bank currently has pledged at the FHLB, approximately $124,000,000 of this line may be drawn on a term or overnight basis.  The FHLB line is renewed annually.

At June 30, 2008 and December 31, 2007, approximately $123,000,000 and $139,000,000 in advances, respectively, were outstanding under such lines of credit with the FHLB.  The average amount of advances outstanding and the weighted-average interest rate on such average amount outstanding for the six months ended June 30, 2008 and the twelve months ended December 31, 2007 were $140,681,000 and $103,093,000, and 2.82% and 5.13%, respectively.

10.  FAIR VALUE

The FASB issued SFAS No. 157, “Fair Value Measurements”  which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2008	Fair Value Measurements at June 30, 2008 Using Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$386,431,852	$386,431,852

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2008	Fair Value Measurements at June 30, 2008 Using Significant Other Observable Inputs (Level 2)
Assets:
Impaired loans	$6,640,935	$6,640,935

Impaired loans had a carrying amount of $9,905,325, with a valuation allowance of $3,264,390 at June 30, 2008.  (See also Note 5. – Loans and Leases.)

11.  SUBSEQUENT EVENTS

In July 2008, the Company’s Board declared a quarterly cash dividend of $0.10 per share, payable on September 15, 2008 to shareholders of record as of August 22, 2008.

On August 5, 2008 the Honorable Ira B. Warshawsky, J.S.C. signed a Final Judgment and Order of Dismissal (“Final Judgment”) with regard to the Stipulation of Settlement among the parties, dated June 12, 2008, in connection with the previously disclosed shareholder derivative suit filed in the Supreme Court of the State of New York, County of Nassau (the “Court”) (Index No. 012411/07) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz.  The Final Judgment was entered in the County Clerk’s Office, Nassau County on August 5, 2008.  In addition to issuing final approval of the Stipulation of Settlement, the Final Judgment approved the award to plaintiffs’ counsel of attorneys’ fees in the sum of $1,000,000 and expenses in the sum of $27,839.38.  The Court also determined that each of the individual defendants are fairly and reasonably entitled to be indemnified by the Company for their legal fees and expenses incurred in connection with the defense and settlement of  the lawsuit.  Gulf Insurance Company has agreed to pay an additional $575,000 to the Company (above the $1.2 million agreed to in the Stipulation of Settlement) in final settlement of all insurance claims related to this matter.  This amount will help to offset such indemnification costs as well as a portion of the Company’s legal fees incurred in connection with the derivative lawsuit.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan and lease or investment portfolios, demand for loan and lease products, demand for financial services in the Company’s primary trade area, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the Company’s periodic reports filed with the SEC.

Executive Summary – State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed in 1986.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966.  The Company also has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank and its subsidiaries.

The Bank maintains its corporate headquarters in Jericho, New York and serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan.  The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial mortgage loans, consumer loans, small business lines of credit, cash management services and telephone and online banking.  In addition, the Bank also provides access to residential loans, annuity products, mutual funds and a wide range of wealth management and financial planning services. The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment.  We anticipate that the sale will result in a decrease in net interest income on an annualized basis of approximately $4 million, an annual operating expense savings to the Company of approximately $3 million and an improved operating efficiency ratio.  The sale proceeds are being used to fund growth in the Company’s commercial loan and commercial mortgage portfolios.  Both the sale proceeds and losses related to write-downs of non-performing leases prior to sale were immaterial to the Company’s financial statements.

As of June 30, 2008, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.2 billion and stockholders’ equity of approximately $112 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three and six months ended June 30, 2008 and 2007

	Three months				Six months
			Over/				Over/
			(under)				(under)
	2008	2007	2007		2008	2007	2007
Revenue (1)	$17,495	$16,475	6.2%		$34,575	$32,421	6.6%
Operating expenses	$11,220	$14,566	(23.0)%		$22,349	$26,381	(15.3)%
Provision for loan and lease losses	$4,908	$627	682.8%		$6,526	$2,201	196.5%
Net income	$961	$930	3.3%		$3,961	$2,677	48.0%
Net income per share - diluted	$0.07	$0.06	16.7%		$0.28	$0.19	47.4%
Return on average total stockholders' equity	3.35%	3.46%	(11)	bp	6.90%	5.04%	186	bp
Tier I leverage ratio	7.64%	7.06%	58	bp	7.64%	7.06%	58	bp
Tier I risk-based capital ratio	10.20%	10.20%	0	bp	10.20%	10.20%	0	bp
Total risk-based capital ratio	12.28%	12.30%	(2)	bp	12.28%	12.30%	(2)	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.

Having successfully completed a senior management transition in 2007, the Company continues to emphasize loan growth and credit oversight, deposit generation, increased market share, improved operational efficiency and enhanced brand building.  However, the Company has experienced credit quality pressure as well as deposit and loan pricing pressures that are expected to continue at least throughout the current year. The Company has numerous competitors for its very attractive core niche of small business, middle market commercial and industrial and municipal customers. Some of these competitors have entered the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation. The Company expects to continue to expand its staff of professional bankers in selected areas to achieve the foregoing objectives. We anticipate that future industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration.

The Company recorded net income of $961 thousand and $930 thousand for the second quarter of 2008 and 2007, respectively. The increase in net income during 2008 primarily reflects an improved net interest margin and a reduction in total operating expenses, despite an increase in legal fees, offset by a significant increase in the provision for loan and lease losses.  Diluted earnings per common share of $0.07 were recorded in the second quarter of 2008 compared to $0.06 in the second quarter of 2007.  The growth in the Company’s net interest income during the second quarter of 2008 as compared to a year ago resulted from an improved net interest margin.  The expanded margin resulted from an improved asset mix, moving from investment securities to higher-yielding loans. This was coupled with a decrease in the Company’s cost of interest-bearing liabilities, as the Company has chosen to use more favorably priced borrowings to fund some loan volume allowing the Bank to strategically price its savings and time deposit offerings. Total operating expenses decreased by 23.0% to $11.2 million during the second quarter of 2008 when compared to the second quarter of 2007. The decrease in total operating expenses primarily reflects the costs incurred in 2007 associated with the 2007 Voluntary Exit Window program and the related benefit of this program which began to be realized in the second half of 2007, along with our ongoing Company-wide expense management focus, a decrease in marketing and advertising expenses, partially offset by an increase in legal expenses.  The Company has been a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1 – “Legal Proceedings”).  Second quarter 2008 legal expenses include $1.2 million of legal fees and expenses related to this lawsuit.

Total assets of the Company were $1.6 billion at June 30, 2008 and December 31, 2007.  At June 30, 2008 and December 31, 2007, total deposits were $1.2 billion and $1.3 billion, respectively.  Short-term borrowed funds, primarily Federal Home Loan Bank of New York (“FHLB”) advances and federal funds purchased, totaled $161 million at June 30, 2008, compared to $139 million at December 31, 2007.  The increase in borrowings was a replacement for higher-cost maturing retail certificates of deposit and municipal deposits.

Although net income improved 3.3% in the second quarter of 2008 versus the second quarter of 2007, returns on average assets and average stockholders’ equity were not significantly different.  The Company’s return on average assets improved to 0.24% in the second quarter of 2008 from 0.22% in the second quarter of 2007, while our return on average stockholders’ equity decreased to 3.35% in the second quarter of 2008 from 3.46% in the second quarter of 2007.  Primarily due to the improved asset mix and the decrease in the Company’s cost of interest-bearing liabilities mentioned above, the Company’s net interest margin improved by 47 basis points to 4.29% in the second quarter of 2008 from 3.82% in the second quarter of 2007.

The Company’s primary market area of Nassau, Suffolk, Queens and Manhattan provides opportunity for deposit growth and commercial and industrial lending.  Management and staff at the Company continue to closely monitor the overall effects of the decline in the local real estate market and its potential impact on the Company.  We do not engage in subprime lending.  The primary focus of the Company’s loan and lease portfolio is commercial real estate and commercial and industrial loans with residential lending constituting less than 10% of our total portfolio at June 30, 2008.  The Company’s securities portfolio contains no subprime structured debt or exotic structures.  At June 30, 2008, the market value of the securities portfolio represented 98.6% of book value.  Management of the Company is aware, however, that the significant decline in the residential lending market and deterioration in real estate values and credit markets have contributed to the current downturn in the national economy which has impacted the outlook for interest rates and consumer and business confidence. These factors, along with the uncertain outlook for a sustained return to a more traditionally shaped yield curve and the uncertain long-term outlook for real estate values, may impact near-term economic growth in the Company’s market area and adversely affect the Company’s future performance.

Recognizing the economic uncertainty previously noted, we expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial mortgages throughout 2008.  We expect that interest rate spreads may tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loans. The Company has chosen to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise additional deposits in a highly competitive environment, but funding costs are expected to rise during 2008 as competitive pressures are expected to push up rates.  As a result, management expects that, notwithstanding the improved shape of the yield curve, the Company’s net interest margin may decline modestly during the remainder of 2008 from current levels.

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

Allowance for Loan and Lease Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan and lease losses.  Management carefully monitors the credit quality of the portfolio and charges off the amounts of those loans and leases deemed uncollectible.  Management evaluates the fair value of collateral supporting any impaired loans and leases using independent appraisals and other measures of fair value.  This process involves some subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

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

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses appears to be adequate in relation to the probable losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.  Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable losses made for pools of similar risk-graded loans. Loans that have indications of some weakness, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators.  Management assigns allocation factors ranging from 24% to 100% of the outstanding classified loan balance, which are based on the Company’s historic loss experience, and uses these amounts when analyzing the adequacy of the allowance for loan and lease losses.  Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected. The Company measures impairment of collateralized loans based on the estimated fair value of the collateral, less estimated costs to sell.  For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are currently assigned an allocation factor of 0.50% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-20 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.  There have been no adjustments to the allowance allocation factors or the underlying methodology used in the analysis of the allowance for loan and lease losses in the past quarter.

Management monitors the level of the allowance for loan and lease losses in order to properly reflect its estimate of the loss, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan and lease portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed. In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan and lease losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

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

Other-Than-Temporary Impairment of Investment Securities – If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at June 30, 2008, there were no other-than-temporary impairments of the Company’s investment securities.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at June 30, 2008.  When compared to December 31, 2007, total assets decreased by $58 million or 4%.  This was primarily attributable to declines in securities and securities purchased under agreements to resell of $15 million and $61 million, respectively, partially offset by growth in net loans of $18 million, which is consistent with the Company’s overall goal of shifting its asset mix towards higher yielding loans.  The decrease in the investment portfolio reflects declines in U.S. government agencies and municipal securities of $131 million and $16 million, respectively, offset by an increase in mortgage-backed securities of $139 million.  The net loan and lease portfolio grew by 2% since year-end 2007, resulting primarily from increases in commercial and industrial loans and commercial mortgages of $61 million and $25 million, respectively, partially offset by a $66 million decrease in leases outstanding, as substantially all of the assets of SB Equipment were sold in June of 2008.

At June 30, 2008, total deposits were $1.2 billion, a decrease of $83 million or 6% when compared to December 31, 2007.  This was largely attributable to decreases in demand deposits of $16 million and jumbo and retail certificates of deposit totaling $67 million.  The decline in certificates of deposit primarily reflects the Company’s decision to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise deposits in a highly competitive environment.  Core deposit balances represented approximately 71% of total deposits at June 30, 2008 compared to 68% at year-end 2007.  Short-term borrowed funds, primarily FHLB advances and federal funds purchased, totaled $161 million at June 30, 2008, compared to $139 million at December 31, 2007.

Capital Resources - Total stockholders’ equity amounted to $112 million at June 30, 2008, representing a decrease of $2 million from December 31, 2007.  The decrease from year-end 2007 largely reflects changes in other comprehensive income.  Management anticipates that internal capital generation, defined as earnings less cash dividends paid on common stock, will be the primary catalyst supporting the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

At June 30, 2008, the Bank’s Tier I leverage ratio was 8.00% while its risk-based capital ratios were 10.70% for Tier I capital and 11.95% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

Table 2-1 summarizes the Company’s capital ratios as of June 30, 2008 and compares them to current minimum regulatory guidelines and December 31 and June 30, 2007 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00%-4.00%	4.00%	8.00%

Ratios as of:
June 30, 2008	7.64%	10.20%	12.28%
December 31, 2007	7.03%	10.04%	12.11%
June 30, 2007	7.06%	10.20%	12.30%

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  In 2008, the Company’s Board declared a quarterly cash dividend of $0.15 per share at its January and April meetings and $0.10 per share at its July meeting.  The July dividend is payable on September 15, 2008 to shareholders of record as of August 22, 2008.

The Company did not repurchase any shares of its common stock during the first six months of 2008 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Company does not presently anticipate repurchasing any of its shares in the immediate future.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032, on or after November 7, 2007 at par.  As of June 30, 2008, the Company has chosen not to redeem the debentures of Trust I, but will continue to evaluate the cost effectiveness of this borrowing. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034, on or after January 23, 2009 at par. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to January 23, 2009.  The weighted average rate on all trust preferred securities outstanding was 6.06% and 8.51% for the second quarter of 2008 and 2007, respectively, and 6.47% and 8.51% for the first six months of 2008 and 2007, respectively.

During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise.  Asset liquidity is provided by cash, short-term investments and the marketability of securities available for sale.  Such liquid assets declined to $433 million at June 30, 2008 from $497 million at December 31, 2007, primarily due to the maturities of securities purchased under agreements to resell.  Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities.  During the first six months of 2008 and 2007, proceeds from sales and maturities of securities available for sale totaled $203 million and $201 million, respectively.  During the first six months of 2008, $103 million of the Company’s available for sale securities, mostly U.S. Government agency issues, either matured or were redeemed at par value by the issuer at preset redemption dates.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first six months of 2008 and 2007, the Company had a net increase in loans totaling $24 million and $11 million, respectively, net of the sale of SB Equipment leases in 2008, principal paydowns and other dispositions.  The Company did not purchase any loans during the first six months of 2008 or 2007.  The Company purchased securities available for sale totaling $171 million and $208 million during the first six months of 2008 and 2007, respectively.  The Company’s outstanding FHLB borrowings as of June 30, 2008 were primarily used to support the funding of these assets.  At June 30, 2008, total deposits were $1.2 billion, a decrease of $83 million or 6% when compared to December 31, 2007.  The decline in deposits primarily reflects the Company’s decision to use more attractively priced borrowings to fund asset growth rather than offer high rates to raise deposits in a highly competitive environment.

The Asset/Liability Management Committee (the “ALCO”) is responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  The ALCO monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At June 30, 2008, access to approximately $124 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  The amount of the FHLB lines of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgages and investment securities.  At June 30, 2008, approximately $75 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At June 30, 2008, approximately $123 million and $35 million were outstanding under such lines of credit with the FHLB and correspondent banks, respectively.  To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $49 million in short-term certificates of deposit outstanding at June 30, 2008.  CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain.  Notwithstanding the CDARS deposits, and pursuant to authorization limits set by the Board, management may also access the broker-dealer deposit market for funding.  As of June 30, 2008, no such broker-dealer deposits were outstanding.  As the Company’s liquidity remains satisfactory due to its deposit base, ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At June 30, 2008 and 2007, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $286 million and $353 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At June 30, 2008 and 2007, letters of credit outstanding were approximately $18 million and $17 million, respectively.  At June 30, 2008 and 2007, the uncollateralized portion was approximately $3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At June 30, 2008 and 2007, the total gross notional amount of swap transactions outstanding was $43 million.

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of June 30, 2008.

	Payments due by period (in thousands)
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Leases covering various equipment, branches, office space and land	$14,795	$3,188	$7,450	$3,597	$560
Time deposits	363,590	328,352	30,266	4,972	-
Federal funds purchased	35,000	35,000	-	-	-
FHLB borrowings	123,000	123,000	-	-	-
Securities sold under agreements to repurchase	3,000	-	2,000	1,000	-
Subordinated notes	10,000	-	-	10,000	-
Junior subordinated debentures	20,620	-	-	-	20,620
	$570,005	$489,540	$39,716	$19,569	$21,180

Material Changes in Results of Operations for the Three Months Ended June 30, 2008 versus the Three Months Ended June 30, 2007 - Net income for the three months ended June 30, 2008 was $961 thousand, an increase of $31 thousand or 3.3%, when compared to the same 2007 period, principally as a result of an increase in net interest income and lower total operating expenses, partially offset by an increase in the provision for loan and lease losses.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 6.7% to $16.1 million as the result of a 47 basis point rise in the Company’s net interest margin to 4.29% in 2008.  Partially offsetting the improved margin was a 5% decrease in average interest-earning assets, primarily securities. The average investment portfolio contracted by 23% to $399 million during the second quarter of 2008 versus the comparable period in 2007, principally due to government agency securities sold and matured. Growth in commercial and industrial loans, and commercial mortgages resulted in a 7% increase in average loans and leases outstanding to $1.1 billion during the second quarter of 2008 versus the comparable period in 2007.  Average borrowings, consisting primarily of FHLB overnight and short-term advances, were $134 million and helped to fund interest-earning assets.  This funding partially offset the $101 million decrease in average interest-bearing deposits that resulted primarily from outflows of savings and retail CD balances as the Company has chosen to strategically price such deposits.  The average cost of interest-bearing deposits declined to 2.06% in the second quarter of 2008 from 3.81% in the second quarter of 2007.

The improvement in the Company’s net interest margin to 4.29% during the second quarter of 2008 from 3.82% a year ago primarily resulted from a 189 basis point decrease in the Company’s cost of total interest-bearing liabilities, as the Company has chosen to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise deposits in a highly competitive environment. This lower cost was offset somewhat by a 106 basis point decrease in the Company’s earning asset yield to a weighted average rate of 6.01%.  The lower asset yield resulted from the impact of a 183 basis point reduction in yield on loans and leases, offset in part by a six basis point increase in yield on securities as well as the $72 million increase in the average balance of our loans and leases, which carry a significantly higher yield than our securities portfolio.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three and six months ended June 30, 2008 and 2007

	Three months			Six months
			Over/			Over/
			(under)			(under)
	2008	2007	2007	2008	2007	2007
Net interest income	$16,057	$15,044	6.7%	$31,618	$29,633	6.7%
Service charges on deposit accounts	553	548	0.9%	1,155	1,139	1.4%
Net security gains (losses)	52	(15)	N/M (1)	60	(34)	N/M (1)
Income from bank owned life insurance	229	282	(18.8)%	517	560	(7.7)%
Other operating income	604	616	(1.9)%	1,225	1,123	9.1%
Total revenue	$17,495	$16,475	6.2%	$34,575	$32,421	6.6%

(1) N/M - denotes % variance not meaningful for statistical purposes

The provision for loan and lease losses was $4.9 million in the second quarter of 2008, representing an increase of $4.3 million versus the comparable 2007 period. Included in the 2008 provision was $1.2 million related to the sale of the assets of SB Equipment. The 2008 provision for SB Equipment represents an increase of $1.0 million versus the comparable 2007 amount. The balance of the increase in the Company’s 2008 provision was due to several factors, including internal risk rating downgrades of several commercial loan relationships resulting from the weakness present in the local economy; a $1.9 million increase in net charge-offs recorded in the second quarter of 2008 versus the second quarter of 2007 (SB Equipment charge-offs increased $841 thousand versus 2007); growth in non-accrual loans and leases reported at June 30, 2008 versus June 30, 2007 and an increase in total loans outstanding in 2008.   The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio. See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three and six months ended June 30, 2008 and 2007

	Three months			Six months
			Over/			Over/
			(under)			(under)
	2008	2007	2007	2008	2007	2007
Salaries and other employee benefits	$5,769	$10,081	(42.8)%	$11,739	$17,587	(33.3)%
Occupancy	1,397	1,324	5.5%	2,774	2,641	5.0%
Equipment	295	340	(13.2)%	617	653	(5.5)%
Legal	1,496	333	349.2%	2,732	481	468.0%
Marketing and advertising	19	469	(95.9)%	287	918	(68.7)%
Audit and assessment	385	285	35.1%	653	577	13.2%
Other operating expenses	1,859	1,734	7.2%	3,547	3,524	0.7%
Total operating expenses	$11,220	$14,566	(23.0)%	$22,349	$26,381	(15.3)%

Total operating expenses decreased by 23.0% to $11.2 million during the second quarter of 2008 when compared to the second quarter of 2007. The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and marketing and advertising, partially offset by an increase in legal expenses.  The decrease in salaries and other employee benefits in the second quarter of 2008 compared to the second quarter of 2007 primarily reflects a reduction in full-time equivalent headcount and a reduction in incentive compensation costs.  Lower marketing and advertising expenses is attributable to less print and other media advertising in the second quarter of 2008 as compared to 2007. The Company has been a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1. – “Legal Proceedings”). Second quarter 2008 legal expenses include $1.2 million of legal fees and expenses related to this lawsuit.  Audit and assessment expenses also increased in the second quarter of 2008 when compared to the second quarter of 2007 primarily due to higher deposit insurance assessment fees.

Due in part to the decrease in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 63.7% in the second quarter of 2008 versus 87.1% in the second quarter of 2007.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.80% for the second quarter of 2008 as compared to 3.44% in 2007, reflecting the decrease in total operating expenses.

Income tax expense increased by $55 thousand in the second quarter of 2008 as compared to 2007. The Company’s effective tax rate was 29.7% in 2008 and 27.5% in 2007.

Material Changes in Results of Operations for the Six Months Ended June 30, 2008 versus the Six Months Ended June 30, 2007 - Net income for the six months ended June 30, 2008 was $4.0 million, an increase of $1.3 million when compared to the same 2007 period. The factors contributing to the growth in earnings were a 6.7% increase in net interest income and lower total operating expenses, partially offset by an increase in the provision for loan and lease losses.

As shown in Table 2-2 (B) following this narrative, the increase of $2.0 million in net interest income for the first six months of 2008 versus the comparable period in 2007 resulted from a 143 basis point drop in the Company’s cost of interest-bearing liabilities, partially offset by a 4% or $62 million decrease in average interest-earning assets, primarily investment securities, and a 77 basis point decline in the Company’s earning asset yield to a weighted average rate of 6.25%.  The Company’s net interest margin of 4.15% for the first six months of 2008 represents an increase of 40 basis points from 3.75% one year ago and reflects the impact of the strategic use of more favorably priced borrowings, instead of higher-cost deposits, to fund some loan volume.  Average borrowings, consisting primarily of FHLB overnight and short-term advances, increased $85 million for the six months ended June 30, 2008 when compared to the same 2007 period.

The provision for loan and lease losses increased for the first six months of 2008 as compared to 2007 due to several factors, including internal risk rating downgrades of several commercial relationships, an increase in non-accrual loans and leases and growth in total loans outstanding. The Company recorded net loan and lease charge-offs of $2.0 million and $2.2 million for the first six months of 2008 and 2007, respectively.

Total operating expenses decreased by $4.0 million in the first six months of 2008 compared with 2007 mainly due to a $5.8 million decrease in salaries and other employee benefits expenses, $3.1 million of which was the result of the 2007 Voluntary Exit Window Program, partially offset by an increase of $2.3 million in legal expenses in 2008.  The Company has been a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1. – “Legal Proceedings”). First half 2008 legal expenses include $2.3 million of legal fees and expenses related to this lawsuit.  The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) was 64.0% for the first six months of 2008 and 80.2% for the first six months of 2007.  The Company’s ratio of total operating expenses to average total assets was 2.73% for the first six months of 2008 and 3.10% for the first six months of 2007.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  In addition, the portfolio contains only one collateralized debt obligation, which is backed by a portfolio of bank-only pooled trust preferred securities with an amortized cost of $10 million and an estimated fair value of $5 million.  This issue is credit enhanced, with over-collateralization of principal and/or excess spread, and is rated A2 by Moody’s Investors Service and A- by Fitch, Inc.  Based upon projected cash flows, reviews of the underlying collateral in the pool and the over-collateralization of the pool, the Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  In the event that this security's current rating is downgraded or projected cash flows are not adequate to meet contractual obligations, the Company will evaluate it for other than temporary impairment at that time.  The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgages.  The Bank does not engage in subprime lending and the Bank’s adjustable-rate mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank does not offer payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $11 million at June 30, 2008, $6 million at December 31, 2007 and $9 million at June 30, 2007.  The increase in non-accrual loans and leases at June 30, 2008 resulted primarily from the addition of two commercial relationships to non-accrual status during the first half of 2008.  Both of these relationships had been on the Bank’s internal watch list.  One relationship is a $2.3 million commercial real estate loan adequately secured by land and personally guaranteed.  Payment delinquencies resulted from insufficient cash flow due to slowness in developing and selling the property.  The other relationship represents a $2.9 million total of land and construction loans secured by real estate property and personally guaranteed.  During July 2008, the Company agreed to a settlement which resulted in a $2.0 million payment and a charge-off of the remaining amount of this relationship.  At June 30, 2008, December 31, 2007 and June 30, 2007, the Company held no OREO and there were no restructured accruing loans and leases.  Loans and leases 90 days or more past due and still accruing interest totaled $1 thousand at June 30, 2008, $28 thousand at December 31, 2007 and $1 thousand at June 30, 2007.

The allowance for loan and lease losses amounted to $17 million or 1.6% of total loans and leases at June 30, 2008, $15 million or 1.4% of total loans and leases at December 31, 2007, and $16 million or 1.7% of total loans and leases at June 30, 2007.  The increase in the allowance as a percentage of the total loan and lease portfolio at June 30, 2008 as compared to December 31, 2007 is due to the impact of the provision for loan and lease losses in the first half of 2008.  The decrease in the allowance as a percentage of the total loan and lease portfolio at June 30, 2008 as compared to June 30, 2007 is principally due to a $2.0 million reduction in the allowance due to the sale of the Company’s former leasing operations and an increase in total loans outstanding in 2008.  The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 158% at June 30, 2008 from 254% at December 31, 2007 and 192% one year ago, caused primarily by the movement to non-accrual status of the two commercial relationships cited in the immediately preceding paragraph.  Management has determined that the current level of the allowance for loan and lease losses appears to be adequate in relation to the probable losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.  At June 30, 2008 there were only three residential relationships on the watch list, representing less than 1% of total watch list loans.  As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  The Company has retained workout specialists who will be responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers will no longer maintain control over such relationships. As of June 30, 2008, the Bank had 56 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $77.6 million, compared to 45 relationships, including non-accrual loans and leases, with an aggregate value of $84.5 million at December 31, 2007.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of recent credit market conditions.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns in industries and other uncertainties.  All of the factors mentioned above will continue to be closely monitored.  Due to the uncertainties cited above, management expects to record loan charge-offs in future periods, which management believes appear to have been adequately provided for in the allowance for loan and lease losses reported at June 30, 2008.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2008 and 2007 (unaudited)
(dollars in thousands)

	2008			2007
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$398,618	$4,860	4.90%	$515,824	$6,224	4.84%
Federal Home Loan Bank and other restricted stock	7,406	135	7.33	6,839	70	4.11
Federal funds sold	-	-	-	142	2	4.94
Securities purchased under agreements to
resell	26,538	141	2.14	60,901	805	5.30
Interest-bearing deposits	3,493	19	2.19	1,538	19	4.96
Loans and leases (3)	1,072,781	17,373	6.51	1,001,232	20,827	8.34
Total interest-earning assets	1,508,836	$22,528	6.01%	1,586,476	$27,947	7.07%
Non-interest-earning assets	103,400			113,016
Total Assets	$1,612,236			$1,699,492

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$576,154	$1,826	1.27%	$638,714	$4,848	3.04%
Time deposits	422,210	3,285	3.13	460,628	5,600	4.88
Total savings and time deposits	998,364	5,111	2.06	1,099,342	10,448	3.81
Federal funds purchased	8,107	47	2.33	10,176	140	5.52
Other temporary borrowings	126,115	709	2.26	112,164	1,544	5.52
Subordinated notes	10,000	231	9.29	10,000	229	9.19
Junior subordinated debentures	20,620	319	6.22	20,620	459	8.93
Total interest-bearing liabilities	1,163,206	6,417	2.22	1,252,302	12,820	4.11
Demand deposits	320,684			322,307
Other liabilities	12,885			17,199
Total Liabilities	1,496,775			1,591,808
Stockholders' Equity	115,461			107,684
Total Liabilities and Stockholders' Equity	$1,612,236			$1,699,492
Net interest income/margin		16,111	4.29%		15,127	3.82%
Less tax-equivalent basis adjustment		(54)			(83)
Net interest income		$16,057			$15,044

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $27 and $53 in 2008 and 2007, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $27 and $30 in 2008 and 2007, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2008 and 2007 (unaudited)
(dollars in thousands)

	2008			2007
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$403,226	$9,909	4.94%	$518,647	$12,342	4.80%
Federal Home Loan Bank and other restricted stock	8,141	321	7.93	4,420	97	4.43
Federal funds sold	-	-	0.00	12,372	318	5.18
Securities purchased under agreements to
resell	59,654	963	3.25	66,519	1,750	5.31
Interest-bearing deposits	3,238	44	2.73	1,485	36	4.89
Loans and leases (3)	1,065,390	36,645	6.92	997,989	41,199	8.32
Total interest-earning assets	1,539,649	$47,882	6.25%	1,601,432	$55,742	7.02%
Non-interest-earning assets	107,213			114,794
Total Assets	$1,646,862			$1,716,226

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$564,627	$4,688	1.67%	$631,657	$9,601	3.07%
Time deposits	451,208	8,208	3.66	535,127	13,174	4.96
Total savings and time deposits	1,015,835	12,896	2.55	1,166,784	22,775	3.94
Federal funds purchased	8,376	122	2.93	5,801	159	5.53
Other temporary borrowings	141,710	1,987	2.82	59,359	1,632	5.54
Subordinated notes	10,000	463	9.31	10,000	460	9.28
Junior subordinated debentures	20,620	679	6.62	20,620	914	8.94
Total interest-bearing liabilities	1,196,541	$16,147	2.71	1,262,564	$25,940	4.14
Demand deposits	318,614			318,665
Other liabilities	16,214			27,973
Total Liabilities	1,531,369			1,609,202
Stockholders' Equity	115,493			107,024
Total Liabilities and Stockholders' Equity	$1,646,862			$1,716,226
Net interest income/margin		$31,735	4.15%		$29,802	3.75%
Less tax-equivalent basis adjustment		(117)			(169)
Net interest income		$31,618			$29,633

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $64 and $108 in 2008 and 2007, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $53 and $61 in 2008 and 2007, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
June 30, 2008 versus December 31, 2007 and June 30, 2007
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	6/30/2008	12/31/2007	6/30/2007
Non-accrual Loans and Leases	$10,916	$5,792	$8,565
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$10,916	$5,792	$8,565

Loans and Leases 90 Days or More Past Due and Still Accruing	$1	$28	$1
Gross Loans and Leases Outstanding	$1,061,064	$1,041,009	$992,392

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	6/30/2008	12/31/2007	6/30/2007
Beginning Balance	$16,423	$14,659	$16,038
Adjustment due to sale of SB Equipment assets	(2,002)	-	-
Provision	4,908	1,610	627
Net Charge-Offs	(2,081)	(1,564)	(229)
Ending Balance	$17,248	$14,705	$16,436

KEY RATIOS:
	Period Ended
	6/30/2008	12/31/2007	6/30/2007
Allowance as a % of Total Loans and Leases	1.6%	1.4%	1.7%

Non-accrual Loans and Leases as a % of Total Loans and Leases	1.0%	0.6%	0.9%

Non-performing Assets as a % of Total Loans and Leases and OREO (1)	1.0%	0.6%	0.9%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	158%	254%	192%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	158%	253%	192%

(1) For purposes of calculating this ratio, non-performing assets excludes loans and leases 90 days or more past due and still accruing interest.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are presented at December 31, 2007 in the Company’s Form 10-K.  There has been no material change in the Company’s market risk or interest rate risk at June 30, 2008 compared to December 31, 2007.

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

Interest Rate Risk – Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates.  Reviewing re-pricing characteristics of interest-earning assets and interest-bearing liabilities identifies risk.  The Company’s ALCO sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

Interest rate risk arises from re-pricing risk, basis risk, yield curve risk and options risk, and is measured using financial modeling techniques including interest rate ramp and shock simulations to measure the impact of changes in interest rates on earnings for periods of up to two years.  These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company.  Asset and liability management strategies may also involve the use of instruments such as interest rate swaps to hedge interest rate risk.  Management performs simulation analysis to assess the Company’s asset/liability position on a dynamic re-pricing basis using software developed by a well known industry vendor. Simulation modeling applies alternative interest rate scenarios to the Company’s balance sheet to estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company received an opinion from independent counsel that each of the individual defendants was entitled to be indemnified by the Company for all reasonable expenses, including attorneys’ fees, actually and necessarily incurred by him or her in connection with the defense and settlement of the lawsuit.  The parties were seeking approval of the Court for the Company to indemnify the individual defendants for their costs incurred by this litigation.

On June 12, 2008, all parties to the lawsuit executed a non-binding Stipulation of Settlement that would dispose of the lawsuit.  On June 16, 2008 the Honorable Ira B. Warshawsky, J.S.C. signed an Order of Preliminary Approval of Settlement and Form of Notice (“Preliminary Order”) with regard to the Stipulation of Settlement among the parties. The Preliminary Order was entered in the County Clerk’s Office, Nassau County on June 17, 2008.  A Notice of Pendency and Settlement of Shareholder Derivative Action (the “Notice”) was mailed to all stockholders of record on June 20, 2008.

As announced by the Company on June 18, 2008, the Company has agreed to implement certain corporate governance provisions within 30 days after the effective date of the Stipulation of Settlement.  The Stipulation of Settlement includes no admission of liability by the Company, the Bank or any of the defendants named in the lawsuit.

For the six months ended June 30, 2008 and for the twelve months ended December 31, 2007, the Company incurred $2.3 million and $1.9 million, respectively, in legal expenses related to this lawsuit.  For the six months ended June 30, 2007, no such expenses were incurred.  All costs incurred to date have been recognized in the Company’s financial statements.  At June 30, 2008, the Company has established an estimated liability of $1,030,000 for plaintiffs’ attorneys’ fees and expenses and an offsetting estimated receivable for insurance reimbursement.

The Preliminary Order was subject to final determination by the Court as to the fairness, reasonableness and adequacy of the Stipulation of Settlement.  A fairness hearing was held August 5, 2008 before Judge Ira B. Warshawsky at the Supreme Court of the State of New York, Nassau County, New York, at which time Judge Warshawsky signed a Final Judgment and Order of Dismissal (“Final Judgment”) with regard to the Stipulation of Settlement among the parties.  The Final Judgment was entered in the County Clerk’s Office, Nassau County on August 5, 2008.  In addition to issuing final approval of the Stipulation of Settlement, the Final Judgment approved the award to plaintiffs’ counsel of attorneys’ fees in the sum of $1,000,000 and expenses in the sum of $27,839.38.  The Court also determined that each of the individual defendants are fairly and reasonably entitled to be indemnified by the Company for their legal fees and expenses incurred in connection with the defense and settlement of  the lawsuit.  Gulf Insurance Company has agreed to pay an additional $575,000 to the Company (above the $1.2 million agreed to in the Stipulation of Settlement) in final settlement of all insurance claims related to this matter.  This amount will help to offset such indemnification costs as well as a portion of the Company’s legal fees incurred in connection with the derivative lawsuit.

Other

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

There are no other material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007, except as described below.

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries.  These funds are used to service our debt as well as to pay expenses and dividends on our common stock.  Our non-consolidated interest expense on our debt obligations was $1.1 million and $1.4 million and our non-consolidated operating expenses were $19,000 and $11,000 for the six months ended June 30, 2008 and 2007, respectively.  State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As a result of the net operating loss we incurred in 2005, from 2005 through 2007 the Bank was required to obtain advance regulatory approval from the Banking Department to pay dividends to the Company.  As of January 1, 2008 the Bank is no longer required to seek regulatory approval from the Banking Department to declare dividends.  As of January 1, 2008, a maximum of approximately $14 million was available to the Company from the Bank according to these limitations.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business.  The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations.  In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value.  Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.  As of June 30, 2008, a maximum of approximately $28 million was available to us from the Bank according to these limitations.  Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.  A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms.  We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Our other primary source of funding is our DRP, which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis.  Shares are purchased at up to a 5% discount from the current market price under the dividend reinvestment option.  Shares purchased with additional cash payments are not discounted under the DRP.  No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

The downgrade of the investment rating or insufficient cash flows of a pool of trust preferred securities serving as collateral for a collateralized debt obligation held in our portfolio may result in other than temporary impairment.

Our investment securities portfolio currently contains one collateralized debt obligation, which is backed by a portfolio of bank-only pooled trust preferred securities with an amortized cost of $10 million and an estimated fair value of $5 million.  Based upon the projected cash flows, reviews of the underlying collateral in the pool and the over-collateralization of the pool, we believe the decline in the market value to be temporary.  This adjustable rate security has been in a continuous loss position for twelve months or longer at June 30, 2008.  In the event that this security's current rating is downgraded or projected cash flows are not adequate to meet contractual obligations, it may be necessary to realize an other than temporary impairment charge with respect to this security which would be reflected as a charge to earnings in the period in which the impairment charge is recognized.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 1998, the Board authorized a stock repurchase program that now enables the Company to buy back up to a cumulative total of 1.5 million shares of its common stock.  The repurchases may be made from time to time as market conditions permit, at prevailing prices on the open market or in privately negotiated transactions.  The program may be discontinued at any time.  The Company did not repurchase any of its common stock during the first six months of 2008.  At June 30, 2008, 512,348 shares were still available for repurchase under the existing plan. The Company does not presently anticipate repurchasing any of its shares in the immediate future.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2008, the Company held its Annual Stockholders’ Meeting.  Three proposals were voted on and the results were reported at this meeting.

First Proposal - Election of Directors
The following directors were elected:

Nominee	Term	For	Withheld
John J. LaFalce	3 years	11,407,367	600,260
John F. Picciano	3 years	10,851,766	1,155,861
Suzanne H. Rueck	3 years	10,822,492	1,185,135
Jeffrey S. Wilks	3 years	10,407,586	1,600,041
Nicos Katsoulis	1 year	11,457,102	550,525

The following directors continued to serve on the Board:  Thomas E. Christman, K. Thomas Liaw, Andrew J. Simons, Arthur Dulik, Jr., Gerard J. McKeon, Joseph F. Munson, Thomas M. O'Brien.

Second Proposal - Approval of the Company’s 2008 Non-Employee Directors Stock Plan
For:  8,035,318
Against:  808,026
Abstained:  55,622
Broker non-votes:  3,108,661

Third Proposal - A StockholderProposal Relating to Majority Voting Requirements
For:  2,728,937
Against:  5,235,468
Abstained:  934,561
Broker non-votes:  3,108,661

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS

3.1	Certificate of change of certificate of incorporation dated July 25, 2007

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            STATE BANCORP, INC.

8/11/08	/s/ Thomas M. O'Brien
Date	Thomas M. O’Brien,
President and Chief Executive Officer

8/11/08	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of change of certificate of incorporation dated July 25, 2007
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)