Form 10-Q
period 2008-09-30
STATE BANCORP INC
filed 2008-11-10
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2008

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to____.

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

Yes   [   ]                                     No   [X]

As of October 23, 2008, there were 14,506,971 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
ASSETS:
Cash and due from banks	$34,477,541	$35,380,214
Securities purchased under agreements to resell	-	61,000,000
Total cash and cash equivalents	34,477,541	96,380,214
Securities available for sale - at estimated fair value	392,423,328	401,229,235
Federal Home Loan Bank and other restricted stock	6,233,143	8,053,643
Loans and leases (net of allowance for loan and lease losses
of $14,572,516 in 2008 and $14,704,864 in 2007)	1,086,226,998	1,026,304,532
Bank premises and equipment - net	6,452,250	5,777,493
Bank owned life insurance	29,799,137	29,006,619
Net deferred income taxes	20,533,765	17,494,843
Receivable - current income taxes	2,678,208	14,034,377
Receivable - securities sales/calls	-	14,822,820
Other assets	14,343,443	14,910,638
TOTAL ASSETS	$1,593,167,813	$1,628,014,414
LIABILITIES:
Deposits:
Demand	$327,111,443	$332,464,460
Savings	479,924,478	566,999,841
Time	528,022,736	430,474,815
Total deposits	1,335,058,657	1,329,939,116
Federal funds purchased	4,500,000	-
Other temporary borrowings	101,000,000	139,031,328
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Payable - securities purchases	3,000,000	-
Other accrued expenses and liabilities	7,063,610	14,786,302
Total liabilities	1,481,242,267	1,514,376,746
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized 250,000 shares; 0 shares issued	-	-
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 15,489,891 shares in 2008 and 14,996,348 shares in 2007;
outstanding 14,502,239 shares in 2008 and 14,008,696 shares in 2007	77,449,455	74,981,740
Surplus	88,989,724	86,654,142
Retained deficit	(31,909,482)	(32,164,263)
Treasury stock (987,652 shares in 2008 and 2007)	(16,646,426)	(16,646,426)
Accumulated other comprehensive (loss) income
(net of taxes of ($3,922,416) in 2008 and $534,913 in 2007)	(5,957,725)	812,475
Total stockholders' equity	111,925,546	113,637,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,593,167,813	$1,628,014,414
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans and leases	$16,778,178	$20,783,726	$53,370,368	$61,922,130
Federal funds sold and securities purchased under agreements to resell	-	37,670	963,237	2,105,379
Securities held to maturity - taxable	-	-	-	80,541
Securities available for sale - taxable	4,868,898	6,258,452	14,579,365	18,125,460
Securities available for sale - tax-exempt	16,401	130,937	154,646	394,089
Securities available for sale - dividends	-	29,750	39,667	89,250
Dividends on Federal Home Loan Bank and other restricted stock	91,985	231,510	412,834	328,164
Total interest income	21,755,462	27,472,045	69,520,117	83,045,013
INTEREST EXPENSE:
Deposits	4,979,067	9,719,597	17,875,224	32,494,896
Temporary borrowings	823,943	2,121,502	2,933,161	3,911,312
Subordinated notes	231,186	231,185	693,556	691,264
Junior subordinated debentures	315,734	467,192	994,589	1,381,565
Total interest expense	6,349,930	12,539,476	22,496,530	38,479,037
Net interest income	15,405,532	14,932,569	47,023,587	44,565,976
Provision for loan and lease losses	3,700,000	652,500	10,225,744	2,853,500
Net interest income after provision for loan and lease losses	11,705,532	14,280,069	36,797,843	41,712,476
NON-INTEREST INCOME:
Service charges on deposit accounts	468,370	447,983	1,623,340	1,586,588
Net security (losses) gains	(9,700)	(15,442)	50,459	(49,891)
Income from bank owned life insurance	275,554	263,606	792,517	823,611
Other operating income	564,323	608,380	1,788,887	1,731,453
Total non-interest income	1,298,547	1,304,527	4,255,203	4,091,761
Income before operating expenses	13,004,079	15,584,596	41,053,046	45,804,237
OPERATING EXPENSES:
Salaries and other employee benefits	5,631,860	6,294,265	17,370,579	23,881,597
Occupancy	1,425,746	1,404,088	4,200,076	4,045,607
Equipment	301,563	282,876	918,746	935,831
Legal	(196,510)	525,645	2,535,616	1,006,436
Marketing and advertising	150,000	290,809	436,808	1,208,706
Audit and assessment	497,870	279,125	1,150,873	855,967
Other operating expenses	2,355,302	1,754,952	5,902,186	5,278,582
Total operating expenses	10,165,831	10,831,760	32,514,884	37,212,726
INCOME BEFORE INCOME TAXES	2,838,248	4,752,836	8,538,162	8,591,511
PROVISION FOR INCOME TAXES	849,121	1,669,634	2,587,904	2,831,796
NET INCOME	$1,989,127	$3,083,202	$5,950,258	$5,759,715
BASIC EARNINGS PER COMMON SHARE	$0.14	$0.22	$0.42	$0.42
DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.22	$0.42	$0.41
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	14,207,743	13,820,383	14,097,522	13,688,170
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	14,267,510	13,943,622	14,136,695	14,006,757

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2008 and 2007
	2008	2007
OPERATING ACTIVITIES:
Net income	$5,950,258	$5,759,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	10,225,744	2,853,500
Depreciation and amortization of bank premises and equipment	996,061	912,711
Amortization of net premium on securities	1,448,679	1,072,776
Deferred income tax expense	1,418,407	2,043,164
Net security (gains) losses	(50,459)	49,891
Income from bank owned life insurance	(792,517)	(823,611)
Restricted stock awards	259,989	-
Stock-based compensation expense	559,208	474,964
Shares issued under the directors' stock plan	701,578	-
Decrease in receivable - current income taxes	11,356,169	-
Decrease (increase) in other assets	567,194	(3,698,043)
Decrease in accrued legal expenses	(619,339)	(64,550,208)
(Decrease) increase in other accrued expenses and other liabilities	(7,103,353)	1,718,735
Net cash provided by (used in) operating activities	24,917,619	(54,186,406)
INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	-	6,375,996
Proceeds from sales of securities available for sale	84,991,228	120,996,329
Proceeds from maturities of securities available for sale	155,810,357	210,757,808
Purchases of securities available for sale	(226,798,607)	(345,750,864)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	1,820,500	(10,080,300)
Increase in loans and leases - net	(70,148,210)	(29,958,814)
Purchases of bank premises and equipment - net	(1,670,818)	(798,718)
Net cash used in investing activities	(55,995,550)	(48,458,563)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(92,428,380)	(75,347,865)
Increase (decrease) in time deposits	97,547,921	(219,205,063)
Increase in federal funds purchased	4,500,000	9,000,000
(Decrease) increase in other temporary borrowings	(38,031,328)	221,981,669
Increase in overnight sweep accounts payable, net	-	13,896,435
Cash dividends paid	(5,702,488)	(4,138,443)
Private placement expenses	-	(252,735)
Proceeds from shares issued under dividend reinvestment plan	2,737,469	2,296,695
Proceeds from shares issued pursuant to compensation awards	552,064	1,313,144
Net cash used in financing activities	(30,824,742)	(50,456,163)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(61,902,673)	(153,101,132)
CASH AND CASH EQUIVALENTS - JANUARY 1	96,380,214	206,210,873
CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$34,477,541	$53,109,741
SUPPLEMENTAL DATA:
Interest paid	$23,093,879	$38,124,161
Income taxes paid	$154,551	$70,829

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (UNAUDITED)
For the Nine Months Ended September 30, 2008 and 2007
					Accumulated Other	Total
	Common		Retained	Treasury	Comprehensive	Stockholders'	Comprehensive
	Stock	Surplus	Deficit	Stock	Income (Loss)	Equity	Income (Loss)
Balance, January 1, 2008	$74,981,740	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668
Comprehensive loss:
Net income	-	-	5,950,258	-	-	5,950,258	$5,950,258
Other comprehensive loss,
net of tax:
Unrealized holding losses
arising during the period (1)	-	-	-	-	-		(6,739,771)
Reclassification
adjustment for gains
included in net income (2)	-	-	-	-	-		(30,429)
Total other
comprehensive loss	-	-	-	-	(6,770,200)	(6,770,200)	(6,770,200)
Total comprehensive loss	-	-	-	-	-		$(819,942)
Cash dividend ($0.40 per share)	-	-	(5,702,488)	-	-	(5,702,488)
Shares issued under the dividend
reinvestment plan (226,040 shares
at 95% of market value)	1,130,200	1,607,269	-	-	-	2,737,469
Shares issued under the
directors' stock plan (48,122 shares)	240,610	460,968	-	-	-	701,578
Shares issued upon exercises
of stock options (60,009 shares)	300,045	252,019	-	-	-	552,064
Restricted stock awards
(159,372 shares)	796,860	(536,871)	-	-	-	259,989
Stock-based compensation
expense	-	552,197	7,011	-	-	559,208
Balance, September 30, 2008	$77,449,455	$88,989,724	$(31,909,482)	$(16,646,426)	$(5,957,725)	$111,925,546
Balance, January 1, 2007	$73,021,015	$83,767,505	$(32,158,439)	$(16,646,426)	$(3,843,145)	$104,140,510
Comprehensive income:
Net income	-	-	5,759,715	-	-	5,759,715	$5,759,715
Other comprehensive income,
net of tax:
Unrealized holding gains
arising during the period (1)	-	-	-	-	-		2,845,211
Reclassification
adjustment for losses
included in net income (2)	-	-	-	-	-		30,078
Cash flow hedges (3)	-	-	-	-	-		162,108
Total other
comprehensive income	-	-	-	-	3,037,397	3,037,397	3,037,397
Total comprehensive income	-	-	-	-	-		$8,797,112
Cash dividend
($0.30 per share)	-	-	(4,138,443)	-	-	(4,138,443)
Shares issued under the
dividend reinvestment
plan (131,705 shares
at 95% of market value)	658,525	1,638,170	-	-	-	2,296,695
Shares issued upon exercises
of stock options (195,815 shares)	979,075	334,069	-	-	-	1,313,144
Stock-based compensation
expense	(2,855)	477,819	-	-	-	474,964
Private placement expenses	-	(252,735)	-	-	-	(252,735)
Balance, September 30, 2007	$74,655,760	$85,964,828	$(30,537,167)	$(16,646,426)	$(805,748)	$112,631,247
(1) Net of taxes of ($4,437,299) and $1,460,118 in 2008 and 2007, respectively.
(2) Net of taxes of $20,030 and $19,813 in 2008 and 2007, respectively.
(3) Net of taxes of $107,892 in 2007.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”).  The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., SB Equipment Leasing Corp. (“SB Equipment”), formerly known as Studebaker-Worthington Leasing Corp., and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC.  SB Portfolio is a fixed income portfolio management subsidiary that currently has no assets under management, and SB Financial provides balance sheet management services with a focus on interest rate risk management.  On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment.  State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, its condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, its condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and its condensed consolidated statements of stockholders’ equity and comprehensive income for the nine months ended September 30, 2008 and 2007, in accordance with accounting principles generally accepted in the United States of America.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s 2007 Annual Report on Form 10-K.

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation on a modified prospective basis with the cost of any subsequent grants of stock-based compensation to be reflected in the income statement.

Accounting for Derivative Financial Instruments
From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized as other income, with the fair value for each individual swap offsetting the corresponding other.  When Lehman Brothers Holdings, Inc. (“Lehman”) filed a voluntary petition for bankruptcy on September 15, 2008, an event of default was triggered under the swap agreements the Company had with an affiliate of Lehman.  This resulted in several customer transactions no longer offset by those with institutional dealers and a loss to the Company on those swap agreements of approximately $584 thousand in the third quarter of 2008.  Future changes in the fair value of these swap agreements will no longer be offset and will be recognized as income or loss as appropriate.  For the three and nine months ended September 30, 2007 and for the first six months of 2008, neither income nor losses associated with interest rate swap transactions were material to the financial statements.  At September 30, 2008 and December 31, 2007, the total gross notional amount of swap transactions outstanding was $28,158,011 and $43,246,209, respectively.  The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk.  The Company does not hold any derivative financial instruments for trading purposes.

The Bank was party to two swap agreements that hedged a portion of the interest rate variability in its portfolio of prime rate loans. In 2005, the Bank terminated these two interest rate swap agreements in support of enhancing its interest rate sensitivity position.  The entire cost to unwind the swap agreements was fully amortized at December 31, 2007, and thus no expenses were recognized during the nine months ended September 30, 2008.  For the three and nine months ended September 30, 2007, the Company recognized $90,000 and $270,000, respectively, of such expenses.

Accounting for Bank Owned Life Insurance
The Bank is the beneficiary of a policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries.  The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other income.

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

In December 2007, the FASB issued revised SFAS No. 141, “Business Combination,” or SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  SFAS No. 141(R) is effective for all business combinations closing on or after January 1, 2009 and may or may not have a significant impact on the Company accounting for business combinations on or after such date.

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

Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under revised SFAS No. 123, “Share-Based Payment.”  The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital (“APIC”).  However, the dividend is not yet realized due to the Bank’s NOL carried-forward.  Therefore, the unrealized income tax benefits from the dividend will not be recognized in APIC.  Our adoption of EITF Issue No. 06-11 did not have a material impact on our financial condition or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in the accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Additionally, the accounting principles that were used before and after the application of SFAS No. 162 and the reason why applying SFAS No. 162 resulted in a change in accounting principles are to be disclosed.  SFAS No. 162 is not expected to result in any change in our accounting principles and, therefore, will not have an impact on our financial condition or results of operations.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of the FSP.  Early application is not permitted.  FSP EITF 03-6-1 is not expected to have a material impact on our computation of EPS.

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, the FSP clarifies the Board’s intent about the effective date of SFAS No. 161 that the disclosures required should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The provisions of the FSP that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008.  Since the provisions are disclosure related, the adoption of the FSP will not have an impact on the Company’s financial condition or results of operations.

2.  STOCKHOLDERS’ EQUITY
The Company has 250,000 shares of preferred stock authorized.  No shares have been issued as of September 30, 2008.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first nine months of 2008, the Company did not repurchase any of its common shares.

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

	Three Months		Nine Months
	2008	2007	2008	2007
Net income	$1,989,127	$3,083,202	$5,950,258	$5,759,715
Average market price	$13.95	$16.13	$13.38	$18.32
Weighted average common shares outstanding	14,207,743	13,820,383	14,097,522	13,688,170
Dilutive effect of stock options and restricted stock grants	59,767	123,239	39,173	318,587
Adjusted common shares outstanding - diluted	14,267,510	13,943,622	14,136,695	14,006,757
Net income per share – basic	$0.14	$0.22	$0.42	$0.42
Net income per share – diluted	$0.14	$0.22	$0.42	$0.41
Antidilutive potential shares not included in the calculation	366,514	445,428	430,784	243,973

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2008, there were no other-than-temporary impairments of the Company’s investment securities.

At September 30, 2008 and December 31, 2007, the Company had no securities held to maturity.  The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at September 30, 2008 and December 31, 2007 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$4,780,106	$434	$(1,106)	$4,779,434
Government Agency securities	22,604,890	412,593	(28,585)	22,988,898
Corporate debt securities	3,000,000	-	-	3,000,000
Trust preferred securities	12,070,085	-	(9,370,085)	2,700,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	212,052,369	801,146	(1,068,154)	211,785,361
FNMA	131,332,662	456,870	(977,033)	130,812,499
GNMA	16,463,357	34,692	(140,913)	16,357,136
Total securities available for sale	$402,303,469	$1,705,735	$(11,585,876)	$392,423,328

December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$18,140,263	$4,528	$(49,634)	$18,095,157
Government Agency securities	149,638,982	930,453	(35,148)	150,534,287
Corporate debt securities	3,009,980	-	(9,981)	2,999,999
Trust preferred securities	12,076,760	-	(576,760)	11,500,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	135,674,183	1,502,606	(403,665)	136,773,124
FNMA	72,766,460	581,887	(538,432)	72,809,915
GNMA	7,361,553	14,123	(38,856)	7,336,820
Other	1,213,666	-	(33,733)	1,179,933
Total securities available for sale	$399,881,847	$3,033,597	$(1,686,209)	$401,229,235

Information pertaining to securities with gross unrealized losses at September 30, 2008 and December 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$(1,106)	$250,000	$-	$-	$(1,106)	$250,000
Government Agency securities	(28,585)	7,577,671	-	-	(28,585)	7,577,671
Trust preferred securities	-	-	(9,370,085)	2,700,000	(9,370,085)	2,700,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(811,015)	104,723,512	(257,139)	20,073,333	(1,068,154)	124,796,845
FNMA	(439,298)	38,549,015	(537,735)	28,849,822	(977,033)	67,398,837
GNMA	(140,913)	10,675,287	-	-	(140,913)	10,675,287
Total securities available for sale	$(1,420,917)	$161,775,485	$(10,164,959)	$51,623,155	$(11,585,876)	$213,398,640

December 31, 2007
Securities available for sale:
Obligations of states and political
subdivisions	$(48,137)	$4,770,745	$(1,497)	$124,943	$(49,634)	$4,895,688
Government Agency securities	(11,748)	11,987,830	(23,400)	14,976,600	(35,148)	26,964,430
Corporate debt securities	(9,981)	2,999,999	-	-	(9,981)	2,999,999
Trust preferred securities	-	-	(576,760)	11,500,000	(576,760)	11,500,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(752)	721,991	(402,913)	30,873,800	(403,665)	31,595,791
FNMA	(16,645)	1,437,042	(521,787)	38,756,472	(538,432)	40,193,514
GNMA	(1,718)	341,934	(37,138)	5,261,228	(38,856)	5,603,162
Other	-	-	(33,733)	1,179,933	(33,733)	1,179,933
Total securities available for sale	$(88,981)	$22,259,541	$(1,597,228)	$102,672,976	$(1,686,209)	$124,932,517

The securities, at estimated fair value, that have been in a continuous loss position for 12 months or longer at September 30, 2008 are categorized as:  (1) adjustable rate mortgage-backed securities totaling $11,791,929; (2) fixed rate mortgage-backed securities totaling $37,131,226; (3) adjustable rate trust preferred securities totaling $1,500,000; and (4) fixed rate trust preferred securities totaling $1,200,000. The market value and, therefore, the loss position for each type of security respond differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  The portfolio contains one single-issuer trust preferred security with an amortized cost of $2.1 million and an estimated fair value of $1.2 million.  This issue is rated Baa1 by Moody’s Investors Service, BBB- by Standard & Poor’s and BBB+ by Fitch, Inc.  Based upon the financial condition of the issuer, the Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  This fixed rate security has been in a continuous loss position for twelve months or longer at September 30, 2008.  In the event that the security's current rating is downgraded or the issuer's financial condition is not deemed adequate to meet its debt obligations, the Company will evaluate it for other than temporary impairment at that time.  In addition, the portfolio contains one collateralized debt obligation, which is backed by a portfolio of bank-only pooled trust preferred securities with an amortized cost of $10 million.  The current market for these instruments is very limited with few trades occurring.  The pool sponsor has estimated the current value to be approximately $1.5 million if the security were liquidated.  The issue is credit enhanced, with over-collateralization of principal and / or excess spread, and is rated Baa3 by Moody's Investors Service and A- by Fitch, Inc.  Based upon management's projected cash flows, review of financial data for banks included in the pool and review of the level of over-collateralization of the pool, the Company believes the value of the security is greater than $1.5 million and that the decline in market value is temporary.  Therefore an impairment charge has not been reflected in earnings.  This adjustable rate security has been in a continuous loss position for twelve months or longer at September 30, 2008.  In the event that this security's projected cash flows are not adequate to meet contractual obligations, the Company will evaluate it for other than temporary impairment at that time.

5.  LOANS AND LEASES
The Company’s loan and lease portfolio is concentrated primarily in commercial and industrial loans and commercial mortgage loans.  At September 30, 2008, $4.5 million in loans held for sale were included in net loans.  At December 31, 2007, there were no loans held for sale.

The recorded investment in loans that are considered to be impaired, as of September 30, 2008 and December 31, 2007, is summarized below:

	September 30, 2008	December 31, 2007
Impaired loans with related allowances for loss	$10,804,770	$3,734,156
Allowance for loss on impaired loans	(2,039,494)	(1,537,256)
	8,765,276	2,196,900
Impaired loans with no related allowances for loss	1,662,176	287,778
Net impaired loans	$10,427,452	$2,484,678

	Third Quarter 2008	Full Year 2007
Average impaired loans	$12,666,538	$5,746,758

Interest income of $11,733 and $57,514, respectively, was recognized on impaired loans for the three and nine months ended September 30, 2008.  For the nine months ended September 30, 2007, $16,198 in interest income was recognized on impaired loans.  No such interest income was recognized for the three months ended September 30, 2007.

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2008 and 2007 is as follows:

	2008	2007
Balance, January 1	$14,704,864	$16,411,925
Adjustment due to sale of SB Equipment assets	(2,002,155)	-
Provision charged to income	10,225,744	2,853,500
Charge-offs	(8,627,296)	(4,920,301)
Recoveries	271,359	313,782
Balance, September 30	$14,572,516	$14,658,906

The level of loans classified as special mention, substandard or doubtful by the Company's loan grading process has declined from $74,314,833 at December 31, 2007 to $52,950,512 at September 30, 2008.

6.  LEGAL PROCEEDINGS
Purported Shareholder Derivative Suit
On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleged, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. (“IMN”) and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who had responsibility for the IMN relationship and by offering a voluntary exit window program to those same officers, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The members of the Special Litigation Committee were Nicos Katsoulis and the Honorable John J. LaFalce.

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

As announced by the Company on June 18, 2008, the Company agreed to implement certain corporate governance provisions within 30 days after the effective date of the Stipulation of Settlement.  The Stipulation of Settlement includes no admission of liability by the Company, the Bank or any of the defendants named in the lawsuit.

The Preliminary Order was subject to final determination by the Court as to the fairness, reasonableness and adequacy of the Stipulation of Settlement.  A fairness hearing was held August 5, 2008 before Judge Ira B. Warshawsky at the Supreme Court of the State of New York, Nassau County, New York, at which time Judge Warshawsky signed a Final Judgment and Order of Dismissal (“Final Judgment”) with regard to the Stipulation of Settlement among the parties.  The Final Judgment was entered in the County Clerk’s Office, Nassau County on August 5, 2008.  In addition to issuing final approval of the Stipulation of Settlement, the Final Judgment approved the award to plaintiffs’ counsel of attorneys’ fees in the sum of $1,000,000 and expenses in the sum of $27,839.  The Court also determined that each of the individual defendants are fairly and reasonably entitled to be indemnified by the Company for their legal fees and expenses incurred in connection with the defense and settlement of  the lawsuit.  Gulf Insurance Company agreed to pay an additional $575 thousand to the Company (above the $1.2 million agreed to in the Stipulation of Settlement) in final settlement of all insurance claims related to this matter.  Upon receipt of these insurance proceeds, the Company recorded a legal expense credit of $197 thousand during the third quarter of 2008 to offset a portion of the Company’s costs incurred in connection with the lawsuit.  The statutory appeal period for the Final Judgment expired September 4, 2008.  For the nine months ended September 30, 2008, the Company incurred $1.7 million in expenses related to this lawsuit (net of reimbursement from Gulf Insurance Company).  For the nine and twelve month periods ended September 30, 2007 and December 31, 2007, the Company incurred $500 thousand and $1.9 million, respectively, of such expenses.  All such costs incurred have been recognized in the Company’s financial statements.

Effective September 29, 2008 in accordance with the Stipulation of Settlement, the Company’s Board amended the Company’s bylaws (the “Bylaws”) to (a)  subject to stockholder approval, require the affirmative vote of a majority of stockholders in an uncontested election of directors, and, in a contested election, require a plurality vote for election of directors.  (Previously, a plurality of the votes cast was sufficient to elect directors in both uncontested and contested elections); (b)  add a new provision providing that a director who is an employee of the Company and/or its bank subsidiary and then ceases such employment, shall cease to be a director on the day prior to the date of the next stockholders’ meeting at which directors are to be elected; (c)  add a new provision requiring at least two-thirds of the Board of Directors to consist of directors who are non-management and non-former management of the Company; and (d)  add a new provision providing that no director may serve as chairman of the same Board committee, other than the Audit Committee, for more than three (3) consecutive years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of September 30, 2008 and December 31, 2007. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$127,110	8.05%	$63,178	4.00%	N/A	N/A
The Bank	$132,045	8.37%	$63,141	4.00%	$78,926	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$127,110	10.32%	$49,252	4.00%	N/A	N/A
The Bank	$132,045	10.75%	$49,123	4.00%	$73,684	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$151,683	12.32%	$98,505	8.00%	N/A	N/A
The Bank	$146,618	11.94%	$98,246	8.00%	$122,807	10.00%
As of December 31, 2007:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$119,900	7.03%	$68,210	4.00%	N/A	N/A
The Bank	$126,575	7.43%	$68,168	4.00%	$85,209	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$119,900	10.04%	$47,775	4.00%	N/A	N/A
The Bank	$126,575	10.62%	$47,673	4.00%	$71,510	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$144,605	12.11%	$95,551	8.00%	N/A	N/A
The Bank	$141,280	11.85%	$95,347	8.00%	$119,183	10.00%

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

At September 30, 2008, incentive stock options for the purchase of 356,203 shares were outstanding and exercisable.  The total intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007 was $292,899 and $2,401,769, respectively.  The total intrinsic value of exercisable shares at September 30, 2008, is $612,273.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2008	593,137	$14.89
Granted	-	-
Exercised	(96,390)	$11.01
Cancelled or forfeited	(140,544)	$15.87
Outstanding - September 30, 2008	356,203	$15.55

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of September 30, 2008:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.33	98,416	1.8 years	$9.88	98,416	$9.88
$12.45 - $13.61	106,182	4.0 years	$13.08	106,182	$13.08
$19.16	73,125	5.4 years	$19.16	73,125	$19.16
$22.63	78,480	6.4 years	$22.63	78,480	$22.63
	356,203	4.2 years	$15.55	356,203	$15.55

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During the first nine months of 2008, the Company awarded 167,584 shares of restricted stock to certain key employees subject to the participant’s continued employment with the Company.  Of those shares awarded, 147,461 shares vest one-third on each of the third through fifth anniversaries of the award date and 20,123 shares vested immediately.  The restricted stock previously awarded in September 2006 vests in full on the third anniversary of the award date. The fair value of restricted stock awards vested during the nine months ended September 30, 2008 was $259,989.  No restricted stock awards vested during the first nine months of 2007.  The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $1,810,595 to be expensed over the remaining period of 4.1 years.  For the nine months ended September 30, 2008 and 2007, $200,108 and $115,864, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the nine months ended September 30, 2008 and 2007 of $59,831 and $40,668, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2008	19,670	$19.95
Granted	167,584	$13.05
Vested	(20,123)	$12.92
Cancelled or forfeited	(8,212)	$18.26
Nonvested - September 30, 2008	158,919	$13.65

At September 30, 2008, 434,132 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation
In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At September 30, 2008, 32,949 of these options were exercisable, but none have been exercised.  The options outstanding and those exercisable at September 30, 2008 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the nine months ended September 30, 2008 and 2007 was $161,136 and $220,297, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2008	62,707	$17.94
Granted	-	-
Vested	(12,543)	$17.94
Nonvested - September 30, 2008	50,164	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,476,300 to be expensed over the weighted-average remaining period of 3.1 years.  For the nine months ended September 30, 2008 and 2007, $359,100 was recognized as compensation expense in each period.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  FEDERAL HOME LOAN BANK ADVANCES
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  The amount of this line of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgage loans and investment securities.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $314,000,000 of collateral, including approximately $171,000,000 in commercial real estate mortgage loans that the Bank currently has pledged at the FHLB, approximately $237,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

At September 30, 2008 and December 31, 2007, approximately $98,000,000 and $139,000,000 in advances, respectively, were outstanding under such lines of credit with the FHLB.  The average amount of advances outstanding and the weighted-average interest rate on such average amount outstanding for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 were $139,916,000 and $103,093,000, and 2.62% and 5.13%, respectively.

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

For the Company’s securities available for sale, the estimated fair value equals quoted market price, if available (Level 1 inputs). If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities (Level 2 inputs).  Impaired loans are carried at fair value utilizing observable and unobservable information.  If applicable, the discounted cash flow analysis method may also be utilized.  A loan is impaired when full payment under the loan terms is not expected.  Non-accrual commercial business and commercial real estate loans in excess of $250,000 are individually evaluated for impairment.  If a loan is impaired, a  portion of the allowance is allocated so that the loan is reported net, at the fair value of collateral if repayment is expected solely from the collateral or, if applicable, at the present value of estimated future cash flows using the loan's existing rate.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated, and accordingly, they are not separately identified for impairment disclosures.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2008	Fair Value Measurements at September 30, 2008 Using Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$392,423,328	$392,423,328

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2008	Fair Value Measurements at September 30, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,427,452	$10,427,452

Impaired loans had a carrying amount of $12,466,946, with a valuation allowance of $2,039,494 at September 30, 2008.  There was a provision for losses on these loans of $1,505,153 and $1,826,908, respectively, for the three and nine months ended September 30, 2008.  (See also Note 5. – Loans and Leases.)

11.  NET DEFERRED INCOME TAXES
At September 30, 2008 the Company has a tax net operating loss carryforward of approximately $22,029,000, the expected benefit of which is included in net deferred income taxes on the accompanying balance sheet.  Based on projected future earnings, management believes it is more likely than not that the tax benefit of the carryforward will be realized within the carryforward period and therefore no valuation allowance has been recorded against the deferred tax asset.

12.  SUBSEQUENT EVENT
In October 2008, the Company’s Board declared a quarterly cash dividend of $0.10 per share, payable on December 15, 2008 to shareholders of record as of November 21, 2008.

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

Executive Summary – State Bancorp, Inc. (the “Company”) is a one-bank holding company, which was formed in 1985.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966.  The Company also has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank and its subsidiaries.

The Bank maintains its corporate headquarters in Jericho, New York and serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan.  The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial mortgage loans, consumer loans, small business lines of credit, cash management services and telephone and online banking.  In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgage loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment (formerly known as Studebaker-Worthington Leasing Corp.).  The sale proceeds have been used to fund growth in the Company’s commercial loan and commercial mortgage portfolios.  Both the sale proceeds and losses related to write-downs of non-performing leases prior to sale were immaterial to the Company’s financial statements.

As of September 30, 2008, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $112 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three and nine months ended September 30, 2008 and 2007

	Three months				Nine months
			Over/				Over/
			(under)				(under)
	2008	2007	2007		2008	2007	2007
Revenue (1)	$16,704	$16,237	2.9%		$51,279	$48,658	5.4%
Operating expenses	$10,166	$10,832	(6.1)%		$32,515	$37,213	(12.6)%
Provision for loan and lease losses	$3,700	$653	466.6%		$10,226	$2,854	258.3%
Net income	$1,989	$3,083	(35.5)%		$5,950	$5,760	3.3%
Net income per share - diluted	$0.14	$0.22	(36.4)%		$0.42	$0.41	2.4%
Return on average total stockholders' equity	6.95%	11.21%	(426)	bp	6.91%	7.15%	(24)	bp
Tier I leverage ratio	8.05%	7.51%	54	bp	8.05%	7.51%	54	bp
Tier I risk-based capital ratio	10.32%	10.31%	1	bp	10.32%	10.31%	1	bp
Total risk-based capital ratio	12.32%	12.38%	(6)	bp	12.32%	12.38%	(6)	bp

bp - denotes basis points; 100 bp equals 1%.
(1) Represents net interest income plus total non-interest income.

The Company continues to emphasize loan growth and credit oversight, deposit generation, increased market share, improved operational efficiency and ongoing Company-wide expense management , product development, IT infrastructure improvements and enhanced brand building.  However, the Company has experienced credit quality pressure as well as deposit and loan pricing pressures that are expected to continue. The Company has numerous competitors for its very attractive core niche of small business, middle market commercial and industrial and municipal customers.  Some of these competitors have entered the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation. The Company expects to continue to expand its staff of professional bankers in selected areas to achieve the foregoing objectives. It is anticipated that future industry consolidation should provide the Company with the opportunity to add experienced, relationship-oriented bankers to its staff to support future growth and market penetration.

The Company recorded net income of $2.0 million and $3.1 million for the third quarter of 2008 and 2007, respectively. The decrease in net income during 2008 primarily reflects a significant increase in the provision for loan losses which was offset in part by growth in net interest income and a reduction in operating expenses.  Diluted earnings per common share of  $0.14 were recorded in the third quarter of 2008 compared to $0.22 in the third quarter of 2007.  The growth in the Company’s net interest income during the third quarter of 2008 as compared to a year ago resulted from an improved net interest margin.  The expanded margin resulted from an improved asset mix, moving from investment securities to higher-yielding loans. This was coupled with a decrease in the Company’s cost of interest-bearing liabilities, due to the Company’s strategic pricing decision to closely manage our funding costs by utilizing more attractively priced funding sources rather than deploying promotional high rates in the current competitive environment.  Total operating expenses decreased by 6.1% to $10.2 million during the third quarter of 2008 when compared to the third quarter of 2007.  The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and legal expenses, partially offset by a loss on the interest rate swap agreements the Company had with an affiliate of Lehman (see also Note 1. –  Financial Statement Presentation and Significant Accounting Policies - Accounting For Derivative Financial Instruments).

Total assets of the Company were $1.6 billion at September 30, 2008 and December 31, 2007.  At September 30, 2008 and December 31, 2007, total deposits were $1.3 billion.  Short-term borrowed funds, primarily Federal Home Loan Bank of New York (“FHLB”) advances and federal funds purchased, totaled $106 million at September 30, 2008, compared to $139 million at December 31, 2007.

As a result of the decrease in net income in the third quarter of 2008 versus the third quarter of 2007, the Company’s return on average assets declined to 0.50% in the third quarter of 2008 from 0.74% in the third quarter of 2007, while our return on average stockholders’ equity decreased to 6.95% in the third quarter of 2008 from 11.21% in the third quarter of 2007.  Primarily due to the improved asset mix and the decrease in the Company’s cost of interest-bearing liabilities mentioned above, the Company’s net interest margin improved by 23 basis points to 4.12% in the third quarter of 2008 from 3.89% in the third quarter of 2007.

The Company’s primary market area of Nassau, Suffolk, Queens and Manhattan provides opportunity for deposit growth and commercial and industrial lending.  During 2008, the national economy continued to falter with particular emphasis on the deterioration of the housing and real estate markets.  The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in borrowing rates, falling home prices, increasing home foreclosures and unemployment.  Management and staff at the Company continue to closely monitor the overall effects of the decline in the local real estate market and its impact on the Company.  Based on our assessment of the current market conditions and continuing economic pressures, together with our determination of credit risk within our portfolio from our ongoing review process, we increased our provision for loan losses to $3.7 million in the third quarter of 2008 from $653 thousand in the third quarter of 2007. We continue to be very aggressive in the ongoing review of our credit portfolio to identify and address any loans that may begin to show signs of evolving weaknesses. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market on a discounted basis. Using that same strategy in the third quarter of 2008, we wrote-down $8 million in problem loans to fair market value and transferred the net balance to loans held for sale after determining that such action represented the most cost-effective solution.

Charge-offs in the third quarter of 2008 were $6.4 million. Included in this total was a loss of approximately $3.3 million on the aforementioned disposition and write-down in problem loans. Credit costs will likely continue to remain high in coming quarters, but we expect any increases to be manageable given the Company’s ability to generate solid, core operating earnings. Our primary concern is the impact of the present difficult economic conditions on certain residential construction loans when the loan amounts are in excess of expected sales or where the Bank would have to advance significant additional monies to complete the project (see discussion on non-performing assets in the Asset Quality section ).  It continues to be our belief that the Bank is best served by exiting these projects through the sale of its position to investors who are better suited to realize the value that may come over time. We generally attempt to sell such loans prior to their becoming nonperforming as we did in this past quarter. Although the remainder of our portfolio has not been significantly adversely affected by these difficult economic conditions, we expect that we will see some continued credit weakness and elevated loss provisioning for the next several quarters.

The primary focus of the Company’s loan and lease portfolio is commercial real estate and commercial and industrial loans with residential lending constituting less than 10% of our total portfolio at September 30, 2008.  The Company’s securities portfolio contains no subprime structured debt or exotic structures.  At September 30, 2008, the market value of the securities portfolio represented 97.5% of book value.

The disruption and volatility in the financial and capital markets over the past year has recently reached a crisis level as national and global credit markets ceased to function effectively, if at all.  Financial entities across the spectrum have been affected by the lack of liquidity and continued credit deterioration.  Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention on a global scale.  At a domestic level, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law providing for, among other things, $700 billion in funding to the U.S. Treasury to purchase troubled assets from financial institutions.  Then, on October 14, 2008, the Treasury, the Board of Governors of the Federal Reserve System (the “FRB”), and the Federal Deposit Insurance Corporation (the “FDIC”) issued a joint statement announcing additional steps aimed at stabilizing the financial markets.  First, the Treasury announced a $250 billion voluntary Capital Purchase Program (the “CPP”) that allows qualifying financial institutions to sell preferred shares to the Treasury.  Second, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”), enabling the FDIC to temporarily guarantee the senior debt of all FDIC-insured institutions and certain holding companies, as well as fully insure all deposits in non-interest bearing transaction accounts.  Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program (the “CPFF”), which provides a broad backstop for the commercial paper market.  These actions were intended to restore confidence in the banking system, ease liquidity concerns and stabilize the rapidly deteriorating economy.  For a further discussion on the economy and recent government actions, see Part II, “Item 1A — Risk Factors.”

We expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial mortgage loans for the remainder of 2008.  We expect that interest rate spreads may tighten due to competitive pressures, resulting in a narrowing of our interest rate margin on most loans. The Company has chosen to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise additional deposits in a highly competitive environment.  Funding costs are expected to rise during the remainder of 2008 as competitive pressures are expected to push up rates despite the recent rate cuts by the Federal Reserve Open Market Committee.  As a result, management expects that, notwithstanding the improved shape of the yield curve, the Company’s net interest margin may decline modestly during the remainder of 2008 from current levels.

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

The Company will participate in the FDIC’s TLGP which, among other things, provides non-interest bearing accounts at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000.  The unlimited coverage will be in effect through December 31, 2009.  The Company anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements.  The TLGP also allows the Bank to issue FDIC-guaranteed senior non-secured debt up to certain limits through June 30, 2009.  Any such guarantee would be in effect through December 31, 2011.

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

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses appears to be adequate in relation to the probable losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.  Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable losses made for pools of similar risk-graded loans. Loans that have indications of some weakness, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators.  Management assigns allocation factors ranging from 24% to 100% of the outstanding classified loan balance, which are based on the Company’s historic loss experience, and uses these amounts when analyzing the adequacy of the allowance for loan and lease losses.  Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected. The Company measures impairment of collateralized loans based on the estimated fair value of the collateral, less estimated costs to sell.  For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are currently assigned an allocation factor of 0.50% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-30 basis points, increased this past quarter from 1 – 20 basis points in previous quarters, is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.  There have been no adjustments to the underlying methodology used in the analysis of the allowance for loan and lease losses in the past quarter.

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

Other-Than-Temporary Impairment of Investment Securities – If the Company deems any investment security’s decline in market value to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  The Company’s management currently conducts impairment evaluations at least on a quarterly basis and has concluded that, at September 30, 2008, there were no other-than-temporary impairments of the Company’s investment securities.

The EESA reaffirmed the authority of the SEC to suspend the application of SFAS No. 157, which governs fair value (mark-to-market) accounting, for any issuer or with respect to any class or category of transaction if the SEC determines that it is necessary or appropriate in the public interest and is consistent with the protection of investors.  However, it is unclear at this time whether the SEC will exercise such authority, as it previously expressed resistance to the suspension of fair value accounting.

A suspension of fair value accounting would be beneficial to most financial institutions that are currently required to write down assets that are deemed other-than-temporarily impaired to the current market value of such assets.  The market is currently illiquid for many of such assets, so sales are often at very low, distressed prices that may not accurately reflect the value of such assets.  On October 10, 2008, the FASB issued FSP No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active.  FSP No. 157-3 states that in determining the fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  SFAS No. 157 discusses a range of information and valuation techniques that a reporting entity might use to estimate fair value when relevant observable inputs are not available.

The SEC is currently conducting a study on mark-to-market accounting as required by recently enacted legislation.  The SEC is expected to submit a report of this study to Congress prior to year-end 2008 which will include consideration of the advisability and feasibility of modifications or alternatives to the standards provided for in SFAS No. 157.  It is unclear at this time what effects, if any, the results of this report will have on mark-to-market accounting standards in the near future.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at September 30, 2008.  When compared to December 31, 2007, total assets decreased by $35 million or 2%.  This was primarily attributable to declines in securities available for sale and securities purchased under agreements to resell of $9 million and $61 million, respectively, partially offset by growth in net loans of $60 million, which is consistent with the Company’s overall goal of shifting its asset mix towards higher yielding loans.  The decrease in the investment portfolio reflects declines in U.S. government agencies and municipal securities of $127 million and $13 million, respectively, offset by an increase in mortgage-backed securities of $141 million.  The net loan and lease portfolio grew by 6% since year-end 2007, resulting primarily from increases in commercial and industrial loans and commercial mortgage loans of $58 million and $63 million, respectively, partially offset by a $66 million decrease in leases outstanding, as substantially all of the assets of SB Equipment were sold in June 2008.

At September 30, 2008, total deposits were $1.3 billion, an increase of $5 million when compared to December 31, 2007.  This was largely attributable to increases in jumbo and retail certificates of deposit of $97 million, partially offset by decreases in demand and savings deposits of $5 million and $87 million, respectively.  The increase in certificates of deposit primarily reflects the Company’s decision to utilize the Certificate of Deposit Account Registry Service (“CDARS”) for $137 million in short-term certificates of deposit outstanding at September 30, 2008.  CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors.  Certain of our depositors with balances significantly in excess of FDIC insurance limits have found CDARS to be an attractive product at this time.  These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain.  Core deposit balances represented approximately 60% of total deposits at September 30, 2008 compared to 68% at year-end 2007.  Short-term borrowed funds, primarily FHLB advances and federal funds purchased, totaled $106 million at September 30, 2008, compared to $139 million at December 31, 2007.

Capital Resources - Total stockholders’ equity amounted to $112 million at September 30, 2008, representing a decrease of $2 million from December 31, 2007.  The decrease from year-end 2007 largely reflects changes in other comprehensive income.  Management anticipates that internal capital generation, defined as earnings less cash dividends paid on common stock, will be the primary catalyst supporting the Company’s future growth of assets and stockholder value.  Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

At September 30, 2008, the Bank’s Tier I leverage ratio was 8.37% while its risk-based capital ratios were 10.75% for Tier I capital and 11.94% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

Table 2-1 summarizes the Company’s capital ratios as of September 30, 2008 and compares them to current minimum regulatory guidelines and December 31 and September 30, 2007 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
September 30, 2008	8.05%	10.32%	12.32%
December 31, 2007	7.03%	10.04%	12.11%
September 30, 2007	7.51%	10.31%	12.38%

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  In 2008, the Company’s Board declared quarterly cash dividends of $0.15 per share at its January and April meetings and $0.10 per share at its July and October meetings.  The October dividend is payable on December 15, 2008 to shareholders of record as of November 21, 2008.

The Company did not repurchase any shares of its common stock during the first nine months of 2008 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Company does not presently anticipate repurchasing any of its shares in the immediate future.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The Company currently has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032, at par.  As of September 30, 2008, the Company has chosen not to redeem the debentures of Trust I, but will continue to evaluate the cost effectiveness of this borrowing. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034, on or after January 23, 2009, at par. Under the occurrence of certain events, the Company may redeem the debentures in whole or in part prior to January 23, 2009.  The weighted average rate on all trust preferred securities outstanding was 5.94% and 8.57% for the third quarter of 2008 and 2007, respectively, and 6.29% and 8.53% for the first nine months of 2008 and 2007, respectively.

In 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

On October 14, 2008, the Treasury announced the CPP to strengthen the capital and liquidity positions of healthy institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers.  Under the CPP, qualifying financial institutions are able to sell senior preferred shares to the Treasury, which will qualify as Tier 1 capital for regulatory capital purposes.  The minimum amount of preferred shares that may be issued is equal to 1% of the institution’s risk-weighted assets, and the maximum amount that may be issued is the lesser of $25 billion and 3% of the institution's risk-weighted assets.  If we participate in the program, the Treasury would also receive warrants to purchase our common stock with an aggregate market price equal to 15% of the senior preferred investment.  The staffs of both the SEC and FASB have indicated that they would not object if such warrants were to be classified as permanent equity under applicable GAAP, provided that certain conditions are met.  In addition, we would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  We understand that the Treasury expects to fund the senior preferred shares purchased under the program by year-end 2008.  The Company’s capital ratios exceed all regulatory requirements at September 30, 2008, and the Bank exceeds the regulatory requirements to be well capitalized at the same date.  Management is carefully examining this program, including whether there are appropriate lending opportunities for the deployment of this additional capital.  Based on its risk-weighted assets at September 30, 2008, the Company qualifies for a minimum capital infusion of $12 million and a maximum of $36 million under the terms of this program.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise.  Asset liquidity is provided by cash, short-term investments and the marketability of securities available for sale.  Such liquid assets declined to $427 million at September 30, 2008 from $497 million at December 31, 2007, primarily due to the maturities of securities purchased under agreements to resell.  Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities.  During the first nine months of 2008 and 2007, proceeds from sales and maturities of securities available for sale totaled $241 million and $332 million, respectively.  During the first nine months of 2008, $104 million of the Company’s available for sale securities, mostly U.S. Government agency issues, either matured or were redeemed at par value by the issuer at preset redemption dates.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first nine months of 2008 and 2007, the Company had a net increase in loans (net of unearned income and before allowance for loan and lease losses) totaling $70 million and $30 million, respectively, net of the sale of SB Equipment leases in 2008, principal paydowns and other dispositions.  The Company did not purchase any loans during the first nine months of 2008 or 2007.  The Company purchased securities available for sale totaling $227 million and $346 million during the first nine months of 2008 and 2007, respectively.  The Company’s outstanding FHLB borrowings as of September 30, 2008 were primarily used to support the funding of these assets.  At September 30, 2008, total deposits were $1.3 billion, an increase of $5 million when compared to December 31, 2007.

The Asset/Liability Management Committee of the Board (the “ALCO”) is responsible for oversight of the liquidity position and management of the asset/liability structure. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  The ALCO monitors the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At September 30, 2008, access to approximately $237 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  The amount of the FHLB lines of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgage loans and investment securities.  At September 30, 2008, approximately $75 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At September 30, 2008, approximately $98 million and $5 million were outstanding under such lines of credit with the FHLB and correspondent banks, respectively.  To supplement its short-term borrowed funds, the Company also utilized CDARS for $137 million in short-term certificates of deposit outstanding at September 30, 2008.  Notwithstanding the CDARS deposits, and pursuant to authorization limits set by the Board, management may also access the broker-dealer deposit market for funding.  As of September 30, 2008, $40 million in such broker-dealer deposits were outstanding.  As the Company’s liquidity remains satisfactory due to its deposit base, ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

The EESA also authorizes the Treasury to establish the Troubled Asset Relief Program (the “TARP”) to purchase certain troubled assets from financial institutions, including banks and thrifts.  Under TARP, the Treasury may purchase residential and commercial mortgages, and securities, obligations or other instruments based on such mortgages, originated or issued on or before March 14, 2008 that the Secretary of the Treasury determines promotes market stability, as well as any other financial instrument that the Treasury, after consultation with the Chairman of the FRB, determines the purchase of which is necessary to promote market stability.  In the case of a publicly-traded financial institution that sells troubled assets into the TARP, the Treasury must receive a warrant giving the Treasury the right to receive nonvoting common stock or preferred stock in such financial institution, or voting stock with respect to which the Treasury agrees not to exercise voting power, subject to certain de minimis exceptions.  In addition, all financial institutions that sell troubled assets to the TARP and meet certain conditions will also be subject to certain executive compensation restrictions, which differ depending on how the troubled assets are acquired under the TARP.

On October 14, 2008, the FDIC approved the TLGP, the purpose of which is to strengthen confidence and encourage liquidity in the banking system.  The TLGP permits the FDIC to (i) guarantee certain newly-issued senior unsecured debt issued by all FDIC-insured depository institutions and certain holding companies and (ii) fully insure non-interest bearing transaction deposit accounts, regardless of the dollar amount.  Eligible institutions are covered under the TLGP at no cost for the first 30 days.  Institutions that do not want to continue to participate in one or both parts of the TLGP must notify the FDIC of their election to opt out on or before December 5, 2008.  Institutions that do not opt out will be subject to a fee, after the first 30 days, of 75 basis points per annum based on the amount of senior unsecured debt issued and a 10 basis point surcharge (annualized) will be added to the institution’s current insurance assessment for balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At September 30, 2008 and 2007, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $241 million and $315 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At September 30, 2008 and 2007, letters of credit outstanding were approximately $16 million and $17 million, respectively.  At September 30, 2008 and 2007, the uncollateralized portion was approximately $3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At September 30, 2008 and 2007, the total gross notional amount of swap transactions outstanding was $28 million and $43 million, respectively.  When Lehman filed a voluntary petition for bankruptcy on September 15, 2008, an event of default was triggered under the swap agreements the Company had with an affiliate of Lehman.  This resulted in several customer transactions no longer offset by those with institutional dealers and a loss to the Company on those swap agreements of approximately $584 thousand in the third quarter of 2008.  (See also Note 1. –  Financial Statement Presentation and Significant Accounting Policies - Accounting For Derivative Financial Instruments.)

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of September 30, 2008.

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Leases covering various equipment,
branches, office space and land	$16,187	$3,266	$7,710	$4,558	$653
Time deposits	528,023	491,772	31,304	4,947	-
Federal funds purchased	4,500	4,500	-	-	-
FHLB borrowings	98,000	98,000	-	-	-
Securities sold under agreements to repuchase	3,000	-	3,000	-	-
Subordinated notes	10,000	-	-	10,000	-
Junior subordinated debentures	20,620	-	-	-	20,620
Payable - securities purchases	3,000	3,000	-	-	-
Total	$683,330	$600,538	$42,014	$19,505	$21,273

Material Changes in Results of Operations for the Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007 - Net income for the three months ended September 30, 2008 was $2.0 million, a decrease of $1.1 million or 35.5%, when compared to the same 2007 period, principally as a result of a significant increase in the provision for loan losses, offset somewhat by an improved net interest margin and a reduction in operating expenses.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 3.2% to $15.4 million as the result of a 23 basis point rise in the Company’s net interest margin to 4.12% in 2008.  Partially offsetting the improved margin was a 3% decrease in average interest-earning assets, primarily securities. The average investment portfolio contracted by 24% to $391 million during the third quarter of 2008 versus the comparable period in 2007, principally due to government agency securities sold and matured. Growth in commercial and industrial loans, and commercial mortgage loans resulted in an 8% increase in average loans and leases outstanding to $1.1 billion during the third quarter of 2008 versus the comparable period in 2007.  Average borrowings, consisting primarily of FHLB overnight and short-term advances, were $148 million and helped to fund interest-earning assets.  This funding partially offset the $48 million decrease in average interest-bearing deposits that resulted primarily from the Company’s strategic pricing decision to closely manage our funding costs by utilizing more attractively priced funding sources rather than deploying promotional high rates in the current competitive environment.  The average cost of interest-bearing deposits declined to 2.06% in the third quarter of 2008 from 3.82% in the third quarter of 2007.

The improvement in the Company’s net interest margin to 4.12% during the third quarter of 2008 from 3.89% a year ago primarily resulted from a 193 basis point decrease in the Company’s cost of total interest-bearing liabilities, as the Company has chosen to use more attractively priced borrowings to fund some loan volume rather than offer high rates to raise deposits in a highly competitive environment. This lower cost was offset somewhat by a 131 basis point decrease in the Company’s earning asset yield to a weighted average rate of 5.82%.  The lower asset yield resulted from the impact of a 208 basis point reduction in yield on loans and leases, offset in part by the $83 million increase in the average balance of our loans and leases, which carry a significantly higher yield than our securities portfolio.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three and nine months ended September 30, 2008 and 2007

	Three months			Nine months
			Over/			Over/
			(under)			(under)
	2008	2007	2007	2008	2007	2007
Net interest income	$15,406	$14,933	3.2%	$47,024	$44,566	5.5%
Service charges on deposit accounts	468	448	4.5%	1,623	1,587	2.3%
Net security (losses) gains	(10)	(15)	(33.3)%	50	(50)	N/M (1)
Income from bank owned life insurance	276	263	4.9%	793	824	(3.8)%
Other operating income	564	608	(7.2)%	1,789	1,731	3.4%
Total revenue	$16,704	$16,237	2.9%	$51,279	$48,658	5.4%

(1) N/M - denotes % variance not meaningful for statistical purposes

The provision for loan and lease losses was $3.7 million in the third quarter of 2008, representing an increase of $3.0 million versus the comparable 2007 period.  The increase in the Company’s 2008 provision was due to several factors, including internal risk rating downgrades of two residential construction loan relationships totaling $10 million resulting from the weakness present in the local economy; an increase in net charge-offs of $3.9 million recorded in the third quarter of 2008; growth in non-accrual loans of $7 million and an increase in total loans outstanding (net of unearned income and before allowance for loan and lease losses) in 2008 of $92 million.   The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three and nine months ended September 30, 2008 and 2007

	Three months			Nine months
			Over/			Over/
			(under)			(under)
	2008	2007	2007	2008	2007	2007
Salaries and other employee benefits	$5,632	$6,294	(10.5)%	$17,370	$23,881	(27.3)%
Occupancy	1,426	1,404	1.6%	4,200	4,046	3.8%
Equipment	302	283	6.7%	919	936	(1.8)%
Legal	(197)	526	N/M (1)	2,536	1,006	152.1%
Marketing and advertising	150	291	(48.5)%	437	1,209	(63.9)%
Audit and assessment	498	279	78.5%	1,151	856	34.5%
Other operating expenses	2,355	1,755	34.2%	5,902	5,279	11.8%
Total operating expenses	$10,166	$10,832	(6.1)%	$32,515	$37,213	(12.6)%

(1) N/M - denotes % variance not meaningful for statistical purposes

Total operating expenses decreased by 6.1% to $10.2 million during the third quarter of 2008 when compared to the third quarter of 2007. The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits, legal expenses, and marketing and advertising expenses.  These were partially offset by an increase in audit and assessment expenses and a loss on the termination of the interest rate swap agreements the Company had with an affiliate of Lehman (see also Note 1. –  Financial Statement Presentation and Significant Accounting Policies - Accounting For Derivative Financial Instruments.)  The decrease in salaries and other employee benefits is primarily the result of a year-over-year reduction in full-time equivalent headcount of 12% and a reduction in incentive compensation costs. The reduction in legal expenses is due to the final settlement of the purported shareholder derivative suit during the third quarter of 2008. The Company recorded a legal expense credit of $197 thousand during the third quarter of 2008 resulting from the receipt of $1.8 million in insurance proceeds to offset a portion of the costs incurred in connection with the lawsuit.  (See Part II – Item 1. - Legal Proceedings.)  Lower marketing and advertising expenses is attributable to less print and other media advertising in the third quarter of 2008 as compared to 2007.  Audit and assessment expenses increased in the third quarter of 2008 when compared to the third quarter of 2007 primarily due to higher deposit insurance assessment fees in 2008 coupled with a higher assessment credit recorded in 2007.

Due in part to the decrease in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 60.2% in the third quarter of 2008 versus 65.7% in the third quarter of 2007.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.55% for the third quarter of 2008 as compared to 2.62% in 2007, reflecting the decrease in total operating expenses.

As a result of the recent failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the Deposit Insurance Fund (“DIF”) of the FDIC.  This has resulted in a decline in the DIF reserve ratio to 1.01% as of June 30, 2008.  Because the DIF reserve ratio has declined below 1.15% and is expected to remain below 1.15%, the FDIC is required to establish a restoration plan to restore the reserve ratio to 1.15% within five years.  In order to restore the reserve ratio to 1.15%, the FDIC has determined that current assessment rates need to be increased to raise assessment revenue.  On October 7, 2008, the FDIC adopted a restoration plan and issued a notice of proposed rulemaking and request for comment to initially raise the assessment rate schedule uniformly 7 basis points (annualized) beginning on January 1, 2009.  Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 14 basis points for Risk Category I institutions and will be 20, 30 and 45 basis points for Risk II, III and IV institutions, respectively (subject to possible adjustment).  If this plan is adopted, the increase in our assessment rate will affect our total non-interest expense.  For a further discussion of the FDIC restoration plan and proposal, see Part II, Item 1A “Risk Factors.”

Income tax expense declined by $821 thousand in the third quarter of 2008 as compared to 2007. The Company’s effective tax rate was 29.9% in 2008 and 35.1% in 2007.  The decrease in the effective tax rate is primarily a result of a reduction in taxes from the net deferred tax liability applicable to the sale of substantially all of the leasing assets.  The Company has performed an evaluation of its tax positions in accordance with FIN 48, and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations for the Nine Months Ended September 30, 2008 versus the Nine Months Ended September 30, 2007 - Net income for the nine months ended September 30, 2008 was $6.0 million, an increase of $191 thousand or 3.3% when compared to the same 2007 period. The factors contributing to the increase in earnings were a 5.5% increase in net interest income, higher non-interest income and lower total operating expenses, offset by a significant increase in the provision for loan and lease losses.

As shown in Table 2-2 (B) following this narrative, the increase of $2.5 million in net interest income for the first nine months of 2008 versus the comparable period in 2007 resulted from a 160 basis point reduction in the Company’s cost of interest-bearing liabilities, partially offset by a 4% or $56 million decrease in average interest-earning assets, primarily investment securities, and a 95 basis point decline in the Company’s earning asset yield to a weighted average rate of 6.11%.  The Company’s net interest margin of 4.14% for the first nine months of 2008 represents an increase of 34 basis points from 3.80% one year ago and reflects the impact of the strategic use of more favorably priced borrowings, instead of higher-cost deposits, to fund the growth in loan volume.  Average borrowings, consisting primarily of FHLB overnight and short-term advances, increased $53 million for the nine months ended September 30, 2008 when compared to the same 2007 period.

The provision for loan and lease losses increased by $7.4 million for the first nine months of 2008 as compared to 2007 due to several factors, including internal risk rating downgrades of two residential construction loan relationships, higher loan charge-offs in 2008, an increase in non-accrual loans and growth in total loans outstanding.  The Company recorded net loan and lease charge-offs of $8.4 million and $4.6 million for the first nine months of 2008 and 2007, respectively.

Total non-interest income increased to $4.3 million in 2008, largely due to net securities gains recorded in 2008 versus net securities losses in 2007.  Total operating expenses decreased by $4.7 million in the first nine months of 2008 compared with 2007 mainly due to a $6.5 million decrease in salaries and other employee benefits expenses, $3.1 million of which was the result of the 2007 Voluntary Exit Window Program, partially offset by an increase of $1.5 million in legal expenses in 2008.  The Company had been a nominal defendant in a purported shareholder derivative lawsuit (see Part II – Item 1. – Legal Proceedings).  The increase in legal expenses was experienced primarily during the first six months of 2008 due to costs related to this recently settled lawsuit.

The Company’s operating efficiency ratio was 62.8% for the first nine months of 2008 and 75.3% for the first nine months of 2007.  The Company’s ratio of total operating expenses to average total assets was 2.67% for the first nine months of 2008 and 2.94% for the first nine months of 2007.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored agencies or the underlying mortgage loans are guaranteed by U.S. Government-sponsored agencies.  The portfolio contains one single-issuer trust preferred security with an amortized cost of $2.1 million and an estimated fair value of $1.2 million.  This issue is rated Baa1 by Moody’s Investors Service, BBB- by Standard & Poor’s and BBB+ by Fitch, Inc.  Based upon the financial condition of the issuer, the Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  This fixed rate security has been in a continuous loss position for twelve months or longer at September 30, 2008.  In the event that the security's current rating is downgraded or the issuer's financial condition is not deemed adequate to meet its debt obligations, the Company will evaluate it for other than temporary impairment at that time.  In addition, the portfolio contains one collateralized debt obligation, which is backed by a portfolio of bank-only pooled trust preferred securities with an amortized cost of $10 million and an estimated fair value of  $1.5 million.  This issue is credit enhanced, with over-collateralization of principal and/or excess spread, and is rated Baa3 by Moody’s Investors Service and A- by Fitch, Inc.  Based upon projected cash flows, reviews of the underlying collateral in the pool and the over-collateralization of the pool, the Company believes the decline in market value to be temporary and therefore the security is not other than temporarily impaired.  This adjustable rate security has been in a continuous loss position for twelve months or longer at September 30, 2008.  In the event that this security's projected cash flows are not adequate to meet contractual obligations, the Company will evaluate it for other than temporary impairment at that time.  The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgage loans.  The Bank does not engage in subprime lending and the Bank’s adjustable-rate mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank does not offer payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $14 million at September 30, 2008, $6 million at December 31, 2007 and $8 million at September 30, 2007.  The increase in non-accrual loans and leases at September 30, 2008 resulted primarily from the addition of two residential construction loan relationships to non-accrual status during 2008.  These relationships, one totaling $6 million and the other totaling $4 million, had been on the Bank’s internal watch list.  For both relationships, the loans appear to be adequately secured by land and are personally guaranteed but exhibit some financial weakness.  Payment delinquencies for both relationships resulted from insufficient cash flow due to slowness in developing and selling the properties.  Non-accrual loans for the third quarter increased from $11 million at June 30, 2008 to $14 million primarily due to additions to non-accrual of $6 million less non-accrual loans charged off of $3 million representing two relationships.  At September 30, 2008, December 31, 2007 and September 30, 2007, the Company held no OREO and there were no restructured accruing loans and leases.  At September 30, 2008, there were no loans 90 days or more past due and still accruing interest.  Loans and leases 90 days or more past due and still accruing totaled $28 thousand at December 31, 2007 and $371 thousand at September 30, 2007.

The allowance for loan and lease losses amounted to $15 million or 1.3% of total loans and leases at September 30, 2008, $15 million or 1.4% of total loans and leases at December 31, 2007, and $15 million or 1.5% of total loans and leases at September 30, 2007.  The decrease in the allowance as a percentage of the total loan and lease portfolio at September 30, 2008 as compared to December 31, 2007 and September 30, 2007 is due to the increase in total loans outstanding in 2008.  The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 101% at September 30, 2008 from 254% at December 31, 2007 and 191% one year ago, caused primarily by the increase in non-accrual loans and leases and the impact of write-downs of previously classified watch list loans and loans that were transferred to held for sale.  The allowance for loan and lease losses for the third quarter decreased from $17 million at June 30, 2008 to $15 million primarily due to charge offs of $6 million which were in excess of the third quarter provision for loan losses of $3.7million. The balance of the Company’s allowance for loan losses represents management’s best estimate of the probable inherent losses in the Company’s loan portfolio at September 30, 2008 and December 31, 2007.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.  At September 30, 2008 there were only two residential relationships on the watch list, representing less than 1% of total watch list loans.  As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  The Company has workout specialists who are responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers do not maintain control over such relationships. As of September 30, 2008, the Bank had 51 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $71.3 million, compared to 45 relationships, including non-accrual loans and leases, with an aggregate value of $84.5 million at December 31, 2007.  The watch list total for the third quarter decreased from $77.6 million at June 30, 2008 to $71.3 million primarily due to one $7.8 million relationship that was transferred to loans held for sale, with the net difference primarily representing two relationships added to the watch list.  The loan transferred to held for sale is one of the two relationships that resulted in the charge-offs for the quarter.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  During 2008, $10.9 million in watch list assets were sold or transferred to held for sale, including $3.9 million in non-accrual loans.  We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of recent credit market conditions.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns in industries and other uncertainties.  All of the factors mentioned above will continue to be closely monitored.  Due to the uncertainties cited above, management expects to record loan charge-offs in future periods.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2008 and 2007 (unaudited)
(dollars in thousands)

	2008			2007
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$391,064	$4,880	4.96%	$516,884	$6,455	4.95%
Federal Home Loan Bank and other restricted stock	8,051	92	4.55	8,494	231	10.79
Federal funds sold	-	-	-	2	-	-
Securities purchased under agreements to
resell	-	-	-	2,989	37	4.91
Interest-bearing deposits	3,271	13	1.58	1,370	17	4.92
Loans and leases (3)	1,086,993	16,805	6.15	1,003,747	20,816	8.23
Total interest-earning assets	1,489,379	$21,790	5.82%	1,533,486	$27,556	7.13%
Non-interest-earning assets	95,958			109,660
Total Assets	$1,585,337			$1,643,146

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$503,892	$1,491	1.18%	$567,816	$4,270	2.98%
Time deposits	456,092	3,488	3.04	440,431	5,450	4.91
Total savings and time deposits	959,984	4,979	2.06	1,008,247	9,720	3.82
Federal funds purchased	6,485	39	2.39	10,318	140	5.38
Other temporary borrowings	141,402	785	2.21	148,826	1,981	5.28
Subordinated notes	10,000	231	9.19	10,000	231	9.16
Junior subordinated debentures	20,620	316	6.10	20,620	467	8.99
Total interest-bearing liabilities	1,138,491	6,350	2.22	1,198,011	12,539	4.15
Demand deposits	320,464			317,381
Other liabilities	12,525			18,675
Total Liabilities	1,471,480			1,534,067
Stockholders' Equity	113,857			109,079
Total Liabilities and Stockholders' Equity	$1,585,337			$1,643,146
Net interest income/margin		15,440	4.12%		15,017	3.89%
Less tax-equivalent basis adjustment		(34)			(84)
Net interest income		$15,406			$14,933

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $8 and $52 in 2008 and 2007, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $26 and $32 in 2008 and 2007, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2008 and 2007 (unaudited)
(dollars in thousands)

	2008			2007
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$399,142	$14,789	4.95%	$518,053	$18,797	4.85%
Federal Home Loan Bank and other restricted stock	8,111	413	6.80	5,793	328	7.57
Federal funds sold	-	-	-	8,203	319	5.20
Securities purchased under agreements to
resell	39,624	963	3.25	45,110	1,786	5.29
Interest-bearing deposits	3,249	57	2.34	1,446	53	4.90
Loans and leases (3)	1,072,644	53,450	6.66	999,929	62,015	8.29
Total interest-earning assets	1,522,770	$69,672	6.11%	1,578,534	$83,298	7.06%
Non-interest-earning assets	103,434			113,064
Total Assets	$1,626,204			$1,691,598

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$544,235	$6,179	1.52%	$610,143	$13,871	3.04%
Time deposits	452,847	11,696	3.45	503,215	18,624	4.95
Total savings and time deposits	997,082	17,875	2.39	1,113,358	32,495	3.90
Federal funds purchased	7,741	161	2.78	7,323	299	5.46
Other temporary borrowings	141,607	2,772	2.61	89,509	3,612	5.40
Subordinated notes	10,000	694	9.27	10,000	691	9.24
Junior subordinated debentures	20,620	995	6.45	20,620	1,382	8.96
Total interest-bearing liabilities	1,177,050	22,497	2.55	1,240,810	38,479	4.15
Demand deposits	319,235			318,232
Other liabilities	14,975			24,839
Total Liabilities	1,511,260			1,583,881
Stockholders' Equity	114,944			107,717
Total Liabilities and Stockholders' Equity	$1,626,204			$1,691,598
Net interest income/margin		47,175	4.14%		44,819	3.80%
Less tax-equivalent basis adjustment		(151)			(253)
Net interest income		$47,024			$44,566

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $71 and $160 in 2008 and 2007, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $80 and $93 in 2008 and 2007, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
September 30, 2008 versus December 31, 2007 and September 30, 2007
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	9/30/2008	12/31/2007	9/30/2007
Non-accrual Loans and Leases	$14,485	$5,792	$7,673
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$14,485	$5,792	$7,673

Loans and Leases 90 Days or More Past Due and Still Accruing	$-	$28	$371
Gross Loans and Leases Outstanding	$1,100,800	$1,041,009	$1,009,077

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	9/30/2008	12/31/2007	9/30/2007
Beginning Balance	$17,248	$14,659	$16,436
Provision	3,700	1,610	653
Net Charge-Offs	(6,375)	(1,564)	(2,430)
Ending Balance	$14,573	$14,705	$14,659

KEY RATIOS:
	Period Ended
	9/30/2008	12/31/2007	9/30/2007
Allowance as a % of Total Loans and Leases	1.3%	1.4%	1.5%

Non-accrual Loans and Leases as a % of Total Loans and Leases	1.3%	0.6%	0.8%

Non-performing Assets as a % of Total Loans and Leases and OREO (1)	1.3%	0.6%	0.8%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	101%	254%	191%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	101%	253%	182%

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

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively.  Net earnings at risk is the potential adverse change in net interest income arising from up to +200/-100 basis point change in interest rates ramped over a 12 month period, and measured over a 24 month time horizon.  The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment.  Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.  When there is minimal variability in net interest income in either a rising or falling interest rate environment, the Company may be considered “interest rate neutral”.

As of September 30, 2008, the Company’s balance sheet is considered interest rate neutral as a hypothetical change in interest rates, as described above, result in a slight amount of net interest income variability from 2.6% to -1.6%. This condition is particularly evident in a low interest rate environment and is primarily the result of the shortening of the average life of the investment portfolio, the amount of short-term funding liabilities and the pricing of core deposits.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

September 30, 2008
Time Horizon	Down 100	Base Flat	Up 100	Up 200
Year One	-1.6%	0.0%	0.8%	2.6%
Year Two	2.4%	0.8%	-1.1%	-2.4%

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

As of September 30, 2008, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of +200/-100 basis points is low.  The small changes in the percentage change in MVPE and the MVPE Ratio continue to be a result of the closely matched duration of assets and liabilities on the bank’s balance sheet. The low volatility of MVPE is also attributable to the low interest rate environment at September 30, 2008 and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

September 30, 2008
	Down 100	Base Flat	Up 100	Up 200
% Change in MVPE (1)	2.8%	0.0%	-0.5%	-1.2%
MVPE Ratio	17.3%	16.8%	17.0%	17.0%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS
Purported Shareholder Derivative Suit
On July 18, 2007, the Company was served with a Summons and Complaint in a purported shareholder derivative lawsuit, filed in the Supreme Court of the State of New York, County of Nassau (Index No. 07-012411) by Ona Guthartz, First Wall Securities, Inc. and Alan Guthartz as custodian for Jason Guthartz, identifying themselves as shareholders of the Company and purporting to act on behalf of the Company, naming the Company as a nominal defendant and certain of the Company’s current and former directors and officers as defendants.  The lawsuit alleged, among other things, (1) that the defendant directors and officers breached their fiduciary duty to the Company in connection with the Company’s previously disclosed dealings with Island Mortgage Network, Inc. (“IMN”) and the resulting litigation in the United States District Court for the Eastern District of New York (the “IMN Matter”) and (2) that the directors engaged in corporate waste by awarding bonuses to certain officers who had responsibility for the IMN relationship and by offering a voluntary exit window program to those same officers, each of which have been previously disclosed by the Company.  An amount of damages was not specified in the Complaint.

At the Company’s Board of Directors meeting held on July 24, 2007, a Special Litigation Committee of the Board of Directors was established to examine the merits of the allegations made in the lawsuit.  The members of the Special Litigation Committee were Nicos Katsoulis and the Honorable John J. LaFalce.

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

As announced by the Company on June 18, 2008, the Company agreed to implement certain corporate governance provisions within 30 days after the effective date of the Stipulation of Settlement.  The Stipulation of Settlement includes no admission of liability by the Company, the Bank or any of the defendants named in the lawsuit.

The Preliminary Order was subject to final determination by the Court as to the fairness, reasonableness and adequacy of the Stipulation of Settlement.  A fairness hearing was held August 5, 2008 before Judge Ira B. Warshawsky at the Supreme Court of the State of New York, Nassau County, New York, at which time Judge Warshawsky signed a Final Judgment and Order of Dismissal (“Final Judgment”) with regard to the Stipulation of Settlement among the parties.  The Final Judgment was entered in the County Clerk’s Office, Nassau County on August 5, 2008.  In addition to issuing final approval of the Stipulation of Settlement, the Final Judgment approved the award to plaintiffs’ counsel of attorneys’ fees in the sum of $1,000,000 and expenses in the sum of $27,839.  The Court also determined that each of the individual defendants are fairly and reasonably entitled to be indemnified by the Company for their legal fees and expenses incurred in connection with the defense and settlement of  the lawsuit.  Gulf Insurance Company agreed to pay an additional $575 thousand to the Company (above the $1.2 million agreed to in the Stipulation of Settlement) in final settlement of all insurance claims related to this matter.  Upon receipt of these insurance proceeds, the Company recorded a legal expense credit of $197 thousand during the third quarter of 2008 to offset a portion of the Company’s costs incurred in connection with the lawsuit.  The statutory appeal period for the Final Judgment expired September 4, 2008.  For the nine months ended September 30, 2008, the Company incurred $1.7 million in expenses related to this lawsuit (net of reimbursement from Gulf Insurance Company).  For the nine and twelve month periods ended September 30, 2007 and December 31, 2007, the Company incurred $500 thousand and $1.9 million, respectively, of such expenses.  All such costs incurred have been recognized in the Company’s financial statements.

Effective September 29, 2008 in accordance with the Stipulation of Settlement, the Company’s Board amended the Company’s bylaws (the “Bylaws”) to (a)  subject to stockholder approval, require the affirmative vote of a majority of stockholders in an uncontested election of directors, and, in a contested election, require a plurality vote for election of directors.  (Previously, a plurality of the votes cast was sufficient to elect directors in both uncontested and contested elections); (b)  add a new provision providing that a director who is an employee of the Company and/or its bank subsidiary and then ceases such employment, shall cease to be a director on the day prior to the date of the next stockholders’ meeting at which directors are to be elected; (c)  add a new provision requiring at least two-thirds of the Board of Directors to consist of directors who are non-management and non-former management of the Company; and (d)  add a new provision providing that no director may serve as chairman of the same Board committee, other than the Audit Committee, for more than three (3) consecutive years.

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

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.  As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries.  These funds are used to service our debt as well as to pay expenses and dividends on our common stock.  Our non-consolidated interest expense on our debt obligations was $1.7 million and $2.1 million and our non-consolidated operating expenses were $19,000 and $11,000 for the nine months ended September 30, 2008 and 2007, respectively.  State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As a result of the net operating loss we incurred in 2005, from 2005 through 2007 the Bank was required to obtain advance regulatory approval from the New York State Banking Department (“Banking Department”) to pay dividends to the Company.  As of January 1, 2008 the Bank is no longer required to seek regulatory approval from the Banking Department to declare dividends.  As of September 30, 2008, a maximum of approximately $17 million was available to the Company from the Bank according to these limitations.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business.  The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations.  In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value.  Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.  As of September 30, 2008, a maximum of approximately $27 million was available to us from the Bank according to these limitations.  Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.  A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms.  We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

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

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.  Our operations are located almost entirely in New York, with approximately 95% of our loan portfolio as of September 30, 2008, derived from operations in Nassau, Suffolk, Queens and Manhattan.  As a result of this geographic concentration, our results of operations largely depend upon economic conditions in this area.

We are operating in a challenging and uncertain economic environment, both nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.  In addition, decreases in real estate values could adversely affect the value of property used as collateral for our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decrease because our investment alternatives may earn less income for us than real estate loans.

We have begun to see some increases in loan delinquencies and charge-offs in 2008.  A possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

There can be no assurance that recently enacted legislation and related regulatory actions will stabilize the U.S. financial system.  There can be no assurance as to the actual impact that the EESA, CPP, TLGP, or CPFF or any other governmental program will have on the financial markets.  The failure of any such program or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions and the national and regional economy is expected to materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We operate in a highly regulated industry, which limits the manner and scope of our business activities. We are subject to extensive supervision, regulation and examination by the FRB, the FDIC and the Banking Department. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws.  Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.

We expect to face increased regulation and supervision of our industry as a result of the existing financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies.  Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

The FDIC’s proposed increase in deposit insurance premiums is expected to cause a significant increase in our non-interest expense.  The FDIC recently adopted a restoration plan and issued a notice of proposed rulemaking and request for comment that would initially raise the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Under the proposed plan, beginning with the second quarter of 2009, the initial base assessment rates will range from 10 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits.  Under the proposal the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations.  If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected.  The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future.  The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense.

If we choose to participate in the Treasury’s Capital Purchase Program, we will be subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.  If we participate in the CPP, our ability to declare or pay dividends on any of our shares will be limited. Specifically, we will not be able to declare dividends payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, we will not be permitted to increase dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred.  In addition, our ability to repurchase our shares will be restricted.  Treasury consent generally will be required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the senior preferred dividends to the Treasury.

If we choose to participate in the program, we must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program.  These standards would generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.  In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs in future periods.  In conjunction with any purchase of senior preferred shares, the Treasury would receive warrants to purchase our common stock with an aggregate market price equal to 15% of the senior preferred investment. The warrants would be immediately exercisable and have a term of 10 years.  Therefore, we could potentially be subject to the executive compensation and corporate governance restrictions for a ten - year time period if we participate in the CPP.

Alternatives to deposits as a funding source may become more expensive.  The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities.  If deposits become less attractive to customers due to customer preference, competition, or rates, we may have to rely on alternative sources of funding such as FHLB advances, which we have used from time to time.  However, there is no assurance that such alternative funding sources will be available or, if available, at rates that allow us to maintain a reasonable net interest margin.

Insufficient cash flows of a pool of trust preferred securities serving as collateral for a collateralized debt obligation held in our portfolio may result in other than temporary impairment.  Our investment securities portfolio currently contains one collateralized debt obligation, which is backed by a portfolio of bank-only pooled trust preferred securities with an amortized cost of $10 million and an estimated fair value of $1.5 million.  Based upon the projected cash flows, reviews of the underlying collateral in the pool and the over-collateralization of the pool, we believe the decline in the market value to be temporary.  This adjustable rate security has been in a continuous loss position for twelve months or longer at September 30, 2008.  In the event that this security's projected cash flows are not adequate to meet contractual obligations, it may be necessary to realize an other than temporary impairment charge with respect to this security which would be reflected as a charge to earnings in the period in which the impairment charge is recognized.

The downgrade of the investment rating of a trust preferred security held in our portfolio or the inability of its issuer to meet its debt obligations may result in other than temporary impairment.  Our investment securities portfolio currently contains one single-issuer trust preferred security with an amortized cost of $2.1 million and an estimated fair value of $1.2 million.  Based upon the financial condition of the issuer, we believe the decline in market value to be temporary.  This fixed rate security has been in a continuous loss position for twelve months or longer at September 30, 2008.  In the event that this security's current rating is downgraded or the issuer's financial condition is not deemed adequate to meet its debt obligations, it may be necessary to realize an other than temporary impairment charge with respect to this security which would be reflected as a charge to earnings in the period in which the impairment charge is recognized.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

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

STATE BANCORP, INC.

11/10/08	/s/ Thomas M. O'Brien
Date	Thomas M. O’Brien,
President and Chief Executive Officer

11/10/08	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)