Form 10-K
period 2008-12-31
STATE BANCORP INC
filed 2009-03-16
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2008, there were 14,338,692 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by non-affiliates was approximately $153,970,000 as computed using the closing market price of the stock of $12.50 reported by the NASDAQ Global Market on June 30, 2008. The market value of shares held by Registrant’s directors, executive officers and Employee Stock Ownership Plan have been excluded because they may be considered to be affiliates of the Registrant.

As of February 27, 2009, there were 14,529,349 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders to be held on April 28, 2009 and any adjournments thereof and which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days from December 31, 2008 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

State Bancorp, Inc. (the “Company”), a one-bank holding company headquartered in Jericho, New York, was formed in 1985. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II (collectively called the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The Bank, emphasizing high-quality personal service, conducts a general banking business focused on the small to mid-sized businesses and municipal markets in Long Island and New York City. The income of the Company is primarily derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”) and New Hyde Park Leasing Corp. and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC, and SB ORE Corp. As of December 29, 2008, SB Financial Services Corp. and SB Equipment Leasing Corp., formerly known as Studebaker-Worthington Leasing Corp., (“SB Equipment”), each formerly a wholly owned subsidiary of the Bank, were dissolved.

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

The Bank serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan. The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial mortgage loans, small business lines of credit, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgage loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

At December 31, 2008, the Company, on a consolidated basis, had total assets of approximately $1.7 billion, total deposits of approximately $1.5 billion, and stockholders’ equity of approximately $154 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

The Company expects that compliance with provisions regulating environmental controls will have no material effect upon the capital, expenditures, earnings or competitive position of the Company. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment. The Bank has not experienced any material seasonal fluctuations in its business. The Company has not had material expenditures for research and development. The Company employed 295 full-time and part-time officers and employees as of December 31, 2008.

The Company’s Internet address is www.statebankofli.com. The Company makes available on its website, free of charge, its periodic and current reports, proxy and information statements and other information we file with the SEC and amendments thereto as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC, as applicable. Unless specifically incorporated by reference, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area and Competition

The Company considers its business to be highly competitive in its market areas. The Company has numerous competitors for its core niche of commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than the Company. Some competitors have entered the marketplace through de novo banks, acquisitions and strategic alliances. Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan market. All of these institutions are our competitors to varying degrees. The Company competes with local, regional and national depository financial institutions and other businesses with respect to its lending services and in attracting deposits, including commercial banks, savings banks, insurance companies, credit unions and money market funds.

The Company’s current market area, consisting primarily of Nassau and Suffolk Counties in New York and New York City, provides opportunity for growth in deposits and commercial lending. The Company believes that there are a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services. Many of these businesses have been displaced as a result of recent bank mergers in the area. Given the variety of financial products and services offered by the Company, its focus on customer service, and its local management, the Company believes that it can well serve the growing needs of both new and existing customers in its current market areas. The Manhattan branch, staffed by a team of seasoned commercial bankers, affords the Company opportunity to capture market share in that attractive market.

The Company believes the declining valuations in the local real estate market and the associated downward pressures on the economy will continue in the year 2009 and perhaps beyond. Accordingly, 2009 will be approached with a continued significant degree of caution as the Company expects that weakness will continue in the equity, credit and real estate markets. Although we, like many other financial service firms, continue to witness the unfolding of very difficult and challenging market conditions, the Company is diligently managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

Competitive Strengths

The Company believes that the following business strengths differentiate it from its peers:

•

Strong Net Interest Margin. For the year ended December 31, 2008 and the year ended December 31, 2007, the Company’s net interest margin was 4.12% and 3.82%, respectively. The Company’s strong margin results from its relatively stable low-cost deposit base coupled with a business mix which emphasizes high-yielding commercial and industrial loans and commercial mortgages.

•

One of the Largest Independent Commercial Banks Headquartered on Long Island. The Bank is one of the largest independent commercial banks headquartered on Long Island, with a network of branches stretching from central Suffolk County to midtown Manhattan. As an entrepreneurial and community-oriented bank, the Bank has the ability to render lending decisions quickly to customers and prospective borrowers.

•

Strong Capital Base. Our capital position continues to be strong, and that position was further enhanced by the issuance of $37 million in preferred stock and a warrant through the U. S. Treasury Department’s (the “Treasury”) Capital Purchase Program (“CPP”), which was intended to be a capital injection by the government into healthy banks (see Legislative and Regulatory Initiatives). The Company’s capital ratios exceeded all regulatory requirements at December 31, 2008. The Bank’s capital ratios are in excess of the regulatory guidelines, as established by federal banking regulatory agencies, for a “well capitalized” institution, the highest regulatory capital category.

•

Improved Operating Efficiency. The Company’s operating efficiency ratio improved to 62.5% in 2008 from 74.3% in the comparable 2007 period, excluding a $2.4 million goodwill impairment charge recorded in 2007. The Company has improved its ability to operate both more effectively and at increasingly efficient levels through judicious review of the overall cost structure and the continued emphasis on the strategic management of expenses. The Company will continue to benefit from organizational improvements introduced to enhance operating efficiencies and strengthen our earnings capacity to counter the effects of a slower economy.

Supervision and Regulation

General

The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and examination by the Board of Governors of the Federal Reserve System (“FRB”). The Bank is a member of the Federal Home Loan Bank of New York (“FHLB-NY”) and its deposit accounts are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) under the Deposit Insurance Fund (“DIF”). The Bank is subject to the regulation and supervision and examination of the New York State Banking Department (the “Banking Department”) and the FDIC.

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

Bank holding companies and banks are prohibited by law from engaging in unsafe and unsound banking practices. Federal and New York State banking laws, regulations and policies extensively regulate the Company and the Bank including prescribing standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, impaired assets and loan to value ratios. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of security holders. Bank regulatory agencies have broad examination and enforcement powers over bank holding companies and banks, including the power to impose substantial fines, limit dividends and restrict operations and acquisitions.

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

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company. The New York Banking Law (the “Banking Law”) similarly regulates a change in control affecting the Bank and requires the approval of the New York State Banking Board.

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

Capital Adequacy

The federal banking regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital (“total capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies, a limited amount of noncumulative perpetual preferred stock, trust preferred securities and certain other so-called “restricted core capital elements” less most intangibles including goodwill (“Tier I capital”). The remainder (“Tier II capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan and lease losses. Restricted core capital elements are currently limited to 25% of Tier I capital.

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

In addition, the FRB has established minimum guidelines for the “leverage ratio” of Tier I capital to average total assets for bank holding companies and banks. The FRB’s guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations are required to maintain a leverage ratio of at least 4%. At December 31, 2008, the FRB had not advised the Company of any specific minimum leverage ratio applicable to it.

The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Generally, under the federal banking regulators existing risk-based and leverage capital rules, banks, bank holding companies and savings associations (collectively, banking organizations) are required to deduct certain assets from Tier 1 capital, and though a banking organization is permitted to net any associated deferred tax liability against some of such assets prior to making the deduction from Tier 1 capital, such netting generally is not permitted for goodwill and other intangible assets arising from a taxable business combination. In these cases, the full or gross carrying amount of the asset is deducted. However, on December 30, 2008, the federal banking regulators issued a final rule amending their regulatory capital rules to permit banking organizations to reduce the amount of goodwill arising from a taxable business combination that they must deduct from Tier 1 capital by the amount of any deferred tax liability associated with that goodwill. Banking organizations may elect to apply this rule for purposes of the regulatory reporting period ended December 31, 2008.

For banking organizations that elect to apply this rule, the amount of goodwill deducted from Tier 1 capital would reflect the maximum exposure to loss in the event that the entire amount of goodwill is impaired or derecognized for financial reporting purposes. Under the new rule, a banking organization that reduces the amount of goodwill deducted from Tier 1 capital by the amount of the deferred tax liability is not permitted to net this deferred tax liability against deferred tax assets when determining regulatory capital limitations on deferred tax assets.

At December 31, 2008, the Bank’s Tier I leverage ratio was 9.52% while its risk-based capital ratios were 12.22% for Tier I capital and 13.47% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution.

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

Deposit Insurance

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006. The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to market risk, or CAMELS component ratings, and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates. Assessment rates, therefore, currently range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. For 2008, the Bank had an assessment rate of 6.94 basis points and a total expense of $866 thousand for the assessment for deposit insurance and the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

The FDIC also approved a one-time assessment credit to institutions that were in existence on December 31, 1996, and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank received a $649 thousand one-time assessment credit, of which $547 thousand was used to offset 100% of the 2007 deposit insurance assessment, excluding the FICO payments, and $102 thousand was used to offset a portion of the 2008 deposit insurance assessment.

Interim assessment rates ranging from 12 to 50 basis points took effect January 1, 2009.  For the first quarter of 2009 only, the FDIC raised the prior rates uniformly by eight basis points. On February 27, 2009, the FDIC adopted a final rule which will take effect on April 1, 2009. Under the final rule, the initial base assessment rates will range from 12 to 45 basis points and the total base assessment rates will range from seven to 77.5 basis points. To determine initial base assessment rates, the FDIC will: (1) introduce a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combine weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) use a new uniform amount and pricing multipliers for each method. The final rule also provides for three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.

On February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the banking industry on June 30, 2009. The assessment is to be collected on September 30, 2009. However, the FDIC may decrease by one half such special emergency fee charged on second-quarter domestic deposits from the 20 basis points to 10 basis points if legislation passes that allows the FDIC to borrow more funds from the Treasury. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance.

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

Community Reinvestment Act

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the FDIC (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York State chartered banks. The Bank has consistently enjoyed “satisfactory” ratings from its regulatory CRA exams.

Dividend Limitations

The Company has two primary sources of funds: proceeds from its Dividend Reinvestment and Stock Purchase Plan (the “DRP”) and dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. As the Company issued preferred stock and a warrant to purchase common stock to the Treasury under the CPP, the Treasury’s consent is required for any increase in common stock dividends that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, until the earlier of a redemption or December 5, 2011.

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

Substantial civil and criminal penalties may be imposed for violations of the USA PATRIOT Act and the Bank Secrecy Act and implementing regulations. Bank regulators may also require banks to take costly corrective action. Further, bank regulators are directed to consider a financial institution’s effectiveness in combating money laundering and terrorist financing when ruling on applications for approval of proposed corporate transactions.

Legislative and Regulatory Initiatives

Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention on a global scale. At a domestic level, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law providing for, among other things, $700 billion in funding to the Treasury to purchase troubled assets from financial institutions. Then, on October 14, 2008, the Treasury, FRB and the FDIC issued a joint statement announcing additional steps aimed at stabilizing the financial markets. First, the Treasury announced a $250 billion voluntary CPP that allows qualifying financial institutions to sell preferred shares to the Treasury. Second, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”), enabling the FDIC to temporarily guarantee the senior debt of all FDIC-insured institutions and certain holding companies (“Debt Guarantee Program”), as well as fully insure all deposits in non-interest bearing transaction accounts (“Transaction Account Guarantee Program”). The FDIC adopted such program on November 21,

2008 pursuant to its authority to prevent “systemic risk to the U.S. banking system.” Third, to further increase access to funding for businesses in all sectors of the economy, the FRB announced further details of its Commercial Paper Funding Facility program (the “CPFF”), which provides a broad backstop for the commercial paper market. These actions were intended to restore confidence in the banking system, ease liquidity concerns and stabilize the rapidly deteriorating economy.

The Treasury announced the CPP to strengthen the capital and liquidity positions of healthy institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. Under the CPP, qualifying financial institutions are able to sell senior preferred shares to the Treasury, which will qualify as Tier 1 capital for regulatory capital purposes. The minimum amount of preferred shares that may be issued is equal to 1% of the institution’s risk-weighted assets, and the maximum amount that may be issued is the lesser of $25 billion and 3% of the institution’s risk-weighted assets. If an institution participates in the program, the Treasury would also receive a warrant to purchase the institution’s common stock with an aggregate market price equal to 15% of the senior preferred investment. The staffs of both the SEC and the Financial Accounting Standards Board (“FASB”) have indicated that they would not object if such warrants were to be classified as permanent equity under applicable GAAP, provided that certain conditions are met. In addition, an institution would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. After carefully examining this program, including whether there are appropriate lending opportunities for the deployment of this additional capital, management of the Company chose to participate in the program and subsequently received a capital infusion of $37 million under the terms of this program.

The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000. The unlimited coverage will be in effect through December 31, 2009. The Company anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements. The Debt Guarantee Program of the TLGP allows the Bank to issue FDIC-guaranteed senior non-secured debt up to certain limits. Any such guarantee would be in effect through December 31, 2011. The TLGP was due to expire in June of 2009, however, in an effort to further strengthen the financial system and U.S. economy, the FDIC announced on January 16, 2009, that it would soon propose rule changes to the TLGP to extend the maturity of the guarantee under the Debt Guarantee Program from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. On February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium. On February 27, 2009, the Board of the FDIC voted to modify the debt guarantee component of the TLGP to allow participating entities, with the FDIC’s permission, to issue mandatory convertible debt. Such change provides institutions with additional options for raising capital and reducing the concentration of FDIC-guaranteed debt maturing in mid-2012. While we have not opted out of the Debt Guarantee Program, we do not currently participate in such program and until the details of this extended program are finalized and published, we cannot determine to what extent, if any, we would participate in this program.

Pursuant to the EESA, the FRB announced on October 6, 2008, that the Federal Reserve Banks will begin to pay interest on depository institutions’ required and excess reserve balances. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest Federal Reserve Open Market Committee (“FOMC”) target rate in effect during the reserve maintenance period. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity necessary to support financial stability.

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

Interagency Guidance on Concentrations in Commercial Real Estate Lending

In December 2006, the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC adopted guidance entitled “Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices” (“CRE Guidance”) to address concentrations of commercial real estate loans in financial institutions. Although the CRE Guidance does not establish specific commercial real estate lending limits, the FRB, OCC and FDIC use the following criteria to evaluate whether an institution has a commercial real estate concentration risk. An institution may be identified for further supervisory analysis if it has experienced rapid growth in commercial real estate lending or has notable exposure to a specific type of commercial real estate. An institution may also be subject to further supervisory analysis if its total reported loans for construction, land development and other land represent 100 percent or more of that institution’s total capital, or if the institution’s total commercial real estate loans represent 300 percent or more of its total capital and the outstanding balance of its commercial real estate portfolio has increased by 50 percent or more during the prior 36 months. The CRE Guidance applies to financial institutions with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. Such quantification should include the stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.

In June 2007, the FRB and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (the “Statement”) to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable-rate subprime loans originated by financial institutions. In particular, the agencies express concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions. The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay. These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity. Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty. The Statement also reinforces the April 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans. We have evaluated the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

Federal Securities Laws

The Company’s securities are registered with the SEC under the Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

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

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Exchange Act.

Investment Portfolio

The following table presents the amortized cost and estimated fair value of held to maturity and available for sale securities held by the Company for each period (in thousands):

At December 31,	2008		2007		2006

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities held to maturity:
Government Agency securities	$—	$—	$—	$—	$6,372	$6,361

Securities available for sale:
Obligations of states and political subdivisions	5,327	5,360	18,140	18,095	14,328	14,251
Mortgage-backed securities and collateralized mortgage obligations
FHLMC	229,014	233,358	135,674	136,773	79,296	78,096
FNMA	126,283	128,459	72,766	72,810	78,089	76,158
GNMA	15,855	15,963	7,362	7,337	28,137	27,506
Other	—	—	1,214	1,180	7,248	7,162
Government Agency securities	22,539	23,374	149,639	150,534	294,793	293,209
Corporate debt securities	3,000	3,000	3,010	3,000	3,015	3,015
Collateralized debt obligations	5,865	5,865	12,077	11,500	12,164	12,012

Total securites available for sale	407,883	415,379	399,882	401,229	517,070	511,409

Total securites	$407,883	$415,379	$399,882	$401,229	$523,442	$517,770

The following table presents the expected maturity distribution and the weighted-average yield of the Company’s investment portfolio at December 31, 2008 (dollars in thousands). The yield information does not give effect to changes in estimated fair value of investments available for sale that are reflected as a component of stockholders’ equity.

			Maturing

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years

	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Securities held to maturity:
None

Securities available for sale:
Obligations of states and political subdivisions	$4,160	5.38%	$400	7.31%	$800	6.04%	$—	—%
Mortgage-backed securities and collateralized mortgage obligations (2)
FHLMC	13,700	5.12	126,309	4.42	89,794	4.39	3,555	5.12
FNMA	2,384	5.11	65,623	5.19	60,452	5.53	—	—
GNMA	257	6.04	12,642	5.49	3,064	6.04	—	—
Government Agency securities (3)	12,722	4.95	10,652	5.08	—	—	—	—
Corporate debt securities	2,000	—	1,000	—
Collateralized debt obligations	—	—	—	—	—	—	5,865	6.89

Total securites available for sale	35,223	4.80	216,626	4.73	154,110	4.88	9,420	6.22

Total securites	$35,223	4.80%	$216,626	4.73%	$154,110	4.88%	$9,420	6.22%

(1)	Fully taxable-equivalent basis using a tax rate of 34%.

(2)	Assumes maturity dates pursuant to average lives as determined by constant prepayment rates.

(3)

Assumes coupon yields for securities past their call dates and not bought at a discount; yields to call for securities not past their call dates and not bought at a discount; and yields to maturity for securities purchased at a discount.

Loan and Lease Portfolio

The following table categorizes the Company’s loan and lease portfolio for each period (in thousands):

At December 31,	2008	2007	2006	2005	2004

Commercial and industrial	$398,253	$322,575	$297,256	$297,887	$277,172
Real estate - commercial mortgage	485,336	383,960	392,454	344,465	277,798
Real estate - residential mortgage	104,280	102,468	105,476	101,539	96,509
Real estate - commercial construction	64,465	50,483	25,207	27,491	26,647
Real estate - residential construction	58,106	95,002	80,513	51,709	47,001
Lease receivables	—	66,476	62,649	49,151	34,844
Loans to individuals	5,620	11,724	11,315	9,401	8,724
Tax-exempt and other	6,478	8,321	8,855	10,379	9,496

Loans and leases - net of unearned income	$1,122,538	$1,041,009	$983,725	$892,022	$778,191

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2008 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total

Commercial and industrial	$232,230	$140,041	$25,982	$398,253
Real estate - commercial construction	54,530	9,935	—	64,465
Real estate - residential construction	49,803	8,303	—	58,106

Total	$336,563	$158,279	$25,982	$520,824

Loans maturing after one year with:
Fixed interest rate		$70,504	$3,255	$73,759
Variable interest rate		$87,775	$22,727	$110,502

The following table presents the Company’s non-accrual, past due and restructured loans and leases for each period (in thousands):

December 31,	2008	2007	2006	2005	2004

Non-accrual loans and leases	$16,072	$5,792	$2,177	$3,069	$5,274
Loans and leases 90 days or more past due and still accruing interest	$3	$28	$13	$281	$89
Interest income on non-accrual and restructured loans and leases which would have been recorded under original loan or lease terms	$951	$459	$78	$(5)	$137
Interest income on non-accrual and restructured loans and leases recorded during the period	$68	$19	$117	$122	$31

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

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses appears to be adequate at December 31, 2008 in relation to the probable losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.

The following table presents an analysis of the Company’s allowance for loan and lease losses for each period (dollars in thousands):

	2008	2007	2006	2005		2004

Balance, January 1	$14,705	$16,412	$15,717	$12,020		$10,732

Adjustment due to sale of SB Equipment assets	(2,002)	—	—	—		—

Charge-offs:
Commercial and industrial	3,078	3,129	773	505		2,957
Real estate - commercial mortgage	3,403	2,965	—	—		—
Real estate - residential mortgage	202	—	—	—		—
Real estate - commercial construction	—	—	—	—		193
Real estate - residential construction	3,786	—	—	—		—
Lease receivables	1,093	404	1,382	280		250
Loans to individuals	27	57	18	13		5

Total charge-offs	11,589	6,555	2,173	798		3,405

Recoveries:
Commercial and industrial	256	158	343	816		171
Real estate - commercial mortgage	—	—	—	—		3
Real estate - residential mortgage	—	—	12	16		—
Lease receivables	37	220	13	10		8
Loans to individuals	35	6	10	3		5

Total recoveries	328	384	378	845		187

Net charge-offs (recoveries)	11,261	6,171	1,795	(47)		3,218

Provision charged to income	17,226	4,464	2,490	3,650		4,506

Balance at end of period	$18,668	$14,705	$16,412	$15,717		$12,020

Ratio of net charge-offs (recoveries) during the period to average loans and leases outstanding during the period	1.04%	0.61%	0.19%	(0.01%	)	0.44%

The following table presents the allocation of the Company’s allowance for loan and lease losses for each period (dollars in thousands):

	2008	Percent of Loans and Leases to Total Loans and Leases	2007	Percent of Loans and Leases to Total Loans and Leases	2006	Percent of Loans and Leases to Total Loans and Leases	2005	Percent of Loans and Leases to Total Loans and Leases	2004	Percent of Loans and Leases to Total Loans and Leases

Commercial and industrial	$4,990	35.5%	$5,000	31.1%	$7,965	30.2%	$6,929	33.4%	$5,071	35.6%
Real estate - commercial mortgage (1)	5,319	43.2	5,000	36.9	5,357	50.6	4,733	50.0	3,694	48.1
Real estate - residential mortgage (1)	760	9.3	225	9.8	—	—	—	—	—	—
Real estate - commercial construction (2)	2,038	5.7	318	4.8	577	10.7	542	8.9	523	9.5
Real estate - residential construction (2)	2,697	5.2	1,200	9.1	—	—	—	—	—	—
Lease receivables	—	—	1,547	6.4	1,072	6.4	1,578	5.5	900	4.5
Loans to individuals	71	0.5	134	1.1	73	1.2	77	1.1	38	1.1
Tax-exempt and other	27	0.6	31	0.8	34	0.9	47	1.1	47	1.2
Unallocated	2,766	—	1,250	—	1,334	—	1,811	—	1,747	—

Total	$18,668	100.0%	$14,705	100.0%	$16,412	100.0%	$15,717	100.0%	$12,020	100.0%

(1)	Prior to 2007, no breakdown between commercial and residential mortgage was available. Thus, all such real estate - mortgage amounts are included in real estate - commercial mortgage.

(2)	Prior to 2007, no breakdown between commercial and residential construction was available. Thus, all such real estate - construction amounts are included in real estate - commercial construction.

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2008		2007		2006

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$320,830	—	$319,655	—	$324,551	—
Interest-bearing transaction accounts	195,119	1.14%	219,423	2.83%	220,001	2.65%
Money market deposit accounts	130,012	1.75	162,252	3.74	164,325	3.14
Savings deposits	235,484	1.45	238,379	2.61	272,476	2.43
Time certificates of deposit of $100,000 or more	229,190	2.98	226,953	4.84	219,723	4.52
Other time deposits	242,880	3.54	258,547	4.95	289,645	4.73

Total	$1,353,515	1.72%	$1,425,209	2.96%	$1,490,721	2.76%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2008 (in thousands):

3 months or less	$242,817
Over 3 months through 6 months	28,743
Over 6 months through 12 months	21,396
Over 12 months	7,336

Total	$300,292

Short-Term Borrowings

The following information is provided on the Bank’s short-term borrowings for each period (dollars in thousands):

	2008	2007	2006

Balance, December 31 -
Securities sold under agreements to repurchase	$3,000	—	—
Federal funds purchased	—	—	—
Federal Home Loan Bank advances	—	$139,000	—

Weighted-average interest rate on balance, December 31 -
Securities sold under agreements to repurchase	1.88%	—	—
Federal funds purchased	—	—	—
Federal Home Loan Bank advances	—	4.43%	—

Maximum outstanding at any month end -
Securities sold under agreements to repurchase	$3,000	—	—
Federal funds purchased	$35,000	$22,500	$15,500
Federal Home Loan Bank advances	$203,000	$222,000	$44,000

Average daily amount outstanding -
Securities sold under agreements to repurchase	$2,008	—	—
Federal funds purchased	$6,129	$7,196	$2,997
Federal Home Loan Bank advances	$110,915	$103,093	$8,241

Weighted-average interest rate on average daily amount outstanding -
Securities sold under agreements to repurchase	1.88%	—	—
Federal funds purchased	2.72%	5.31%	5.01%
Federal Home Loan Bank advances	2.52%	5.13%	4.76%

Selected Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2008				2007

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$21,923	$21,756	$22,474	$25,290	$27,836	$27,472	$27,864	$27,708
Interest expense	6,077	6,350	6,416	9,730	12,236	12,539	12,820	13,119

Net interest income	15,846	15,406	16,058	15,560	15,600	14,933	15,044	14,589
Provision for loan and lease losses	7,000	3,700	4,908	1,618	1,610	653	627	1,574

Net interest income after provision for loan and lease losses	8,846	11,706	11,150	13,942	13,990	14,280	14,417	13,015

Other income (1)	(3,890)	1,298	1,438	1,519	1,284	1,305	1,431	1,357
Operating expenses (2) (3)	11,236	10,166	11,220	11,129	14,700	10,832	14,566	11,815

(Loss) income before income taxes (2) (3)	(6,280)	2,838	1,368	4,332	574	4,753	1,282	2,557
(Benefit) provision for income taxes (2)	(2,137)	849	407	1,332	104	1,670	352	810

Net (loss) income (2) (3)	$(4,143)	$1,989	$961	$3,000	$470	$3,083	$930	$1,747

Basic (loss) earnings per common share	$(0.30)	$0.14	$0.07	$0.21	$0.03	$0.22	$0.07	$0.13
Diluted (loss) earnings per common share	$(0.30)	$0.14	$0.07	$0.21	$0.03	$0.22	$0.07	$0.13

(1)	4th quarter 2008 amount includes other-than-temporary impairment charge.

(2)	2007 amounts were impacted by Voluntary Exit Window program expenses (2nd quarter) and legal fees related to the purported shareholder derivative lawsuit (3rd and 4th quarters).

(3)	4th quarter 2007 amounts were impacted by the goodwill impairment accounting charge.

ITEM 1A.	RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries. These funds are used to service our debt as well as to pay expenses and dividends on our common stock. Our non-consolidated interest expense on our debt obligations was $2.2 million and $2.8 million and our non-consolidated operating expenses were $31,000 and $16,000 for the twelve months ended December 31, 2008 and 2007, respectively. State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2008, a maximum of approximately $3 million was available to the Company from the Bank according to these limitations.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations. In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value. Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus. As of December 31, 2008, a maximum of approximately $35 million was available to us from the Bank according to these limitations. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms. We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Our other primary source of funding is our DRP, which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at up to a 15% discount from the current market price under both the dividend reinvestment option and with additional cash payments. No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

Commercial real estate and commercial business loans expose us to increased lending risks.

CRE and commercial and industrial loans comprise the majority of our loan portfolio. At December 31, 2008, our portfolio of commercial and industrial loans totaled approximately $398 million and our CRE loans amounted to approximately $550 million of total loans of $1.1 billion. Commercial loans generally expose a lender to greater risk of non-payment and loss than non-commercial loans because repayment of commercial loans often depends on the successful operation and cash flow of the borrowers. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to non-commercial loans. Consequently, an adverse development with respect to a CRE loan or commercial business loan can expose us to a significantly greater risk of loss compared to an adverse development with respect to a non-commercial loan. CRE loans may present special lending risks and may expose lenders to unanticipated earnings and capital volatility due to adverse changes in the general commercial real estate market.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

As a result of our geographic concentration in the New York metropolitan area, our results of operations largely depend upon economic conditions in this region.

We are in the midst of a national recession and thus are operating in a challenging and uncertain economic environment, both nationally and locally. Financial institutions continue to be affected by sharp declines in the real estate and financial markets. Decreases in real estate values could negatively affect the value of property used as collateral for our loans. Adverse changes in the economy may also affect the ability of our borrowers to make timely repayments of their loans, which would have an impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may decline because our investment alternatives may earn less income for us than real estate loans.

We continue to see increases in loan delinquencies and charge-offs. The Company’s non-performing loans totaled $16 million at December 31, 2008 and net loan and lease charge-offs recorded in 2008 were $11.3 million. The national and local economic recession along with any further deterioration could drive losses beyond that which is provided for in our allowance for loan losses and result in additional consequences, such as loan delinquencies, increased problem assets and foreclosures, declining demand for our products and services, decreased deposits and declining collateral value for our loans.

Changes in economic conditions or interest rates may negatively affect our earnings, capital and liquidity.

The results of operations for financial institutions, including the Bank, may be materially adversely affected by changes in prevailing local and national economic conditions, including declines in real estate market values, rapid increases or decreases in interest rates and changes in the monetary and fiscal policies of the federal government. Our profitability is heavily influenced by the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Like most banking institutions, our net interest spread and margin will be affected by market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a change in interest rates.

Funding costs may rise in 2009 due to competitive pricing pressures and volatility in the credit and money markets. Rates are at historic lows at this time and it would appear from its comments that Federal Reserve policy makers are prepared to keep rates low until such time as the economy shows evidence of sustainable recovery. In the near term the risks from inflationary pressure due to an increase in economic activity appear limited while deflationary risks remain elevated. Consequently, while inflation remains a matter of concern, those risks appear to be more visible in the intermediate 3-5 year timeframe. Current deflationary pressures on prices may continue to exact a toll on employment levels and asset values, especially real estate, petroleum and other commodities. These deflationary trends will likely cause continued weakness in corporate profits resulting in lower prices for both equity and debt instruments.

Strong competition within our market areas could hurt our profits and slow growth.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have, and as such, may have higher lending limits and may offer other services not offered by us. Additionally over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market. All are our competitors to varying degrees.

We face intense competition in making loans and attracting deposits. Our competition for loans comes principally from commercial banks, savings banks, insurance companies, credit unions and money market funds. Also, as a result of the deregulation of the financial industry, we also face competition from other providers of financial services such as corporate and government securities funds as well as from other financial intermediaries such as brokerage firms and insurance companies.

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

The FDIC’s recent increase in deposit insurance premiums is expected to cause a significant increase in our non-interest expense.

The FDIC recently adopted a restoration plan and on February 27, 2009, adopted a final rule that initially raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the final rule, beginning with the second quarter of 2009, the initial base assessment rates will range from 12 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. Under the final rule the FDIC may continue to adopt actual rates that are higher without further notice-and-comment rulemaking subject to certain limitations. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could continue to raise insurance assessment rates in the future. In addition, on February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the banking industry on June 30, 2009. The assessment is to be collected on September 30, 2009. However, the FDIC may decrease by one half such special emergency fee charged on second-quarter domestic deposits from the 20 basis points to 10 basis points if legislation passes that allows the FDIC to borrow more funds from the Treasury. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance. The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense.

As a participant in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

As a participant in the CPP, our ability to declare or pay dividends on any of our shares will be limited. Specifically, we will not be able to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, we will not be permitted to increase dividends on our common stock that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, our ability to repurchase our shares will be restricted. Treasury consent generally will be required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the senior preferred dividends to the Treasury.

As a participant in the program, we must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. These standards would generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs in future periods. In conjunction with the purchase of our senior preferred shares, the Treasury received a warrant to purchase our common stock with an aggregate market price equal to 15% of the senior preferred investment, or $5,526,300. The warrant was immediately exercisable and has a term of 10 years. Therefore, we are subject to any executive compensation and corporate governance restrictions for a ten-year time period.

If our investment in the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the FHLB-NY. We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2008 was $1.4 million based on its par value. This amount fluctuates as a function of our FHLB-NY borrowings. There is no public market for our FHLB-NY common stock.

Recent published reports indicate that certain member banks of the Federal Home Loan Bank System, not including the FHLB-NY, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of an impairment charge.

Insufficient cash flows of a pool of trust preferred securities serving as collateral for a collateralized debt obligation held in our portfolio may result in further other than temporary impairment.

Our investment securities portfolio currently contains one collateralized debt obligation (“CDO”), which is backed by a portfolio of bank-only pooled trust preferred securities. A non-cash other than temporary impairment (“OTTI”) write down of $5.2 million was recorded on $10 million of par value based on management’s determination that they did not intend to hold this investment to maturity or recovery in fair value. Management engaged an independent outside consulting firm to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. While this review determined that the contractual cash flows of principal and interest appear to be intact through final maturity, the interest rate spread on this CDO tranche was substantially below that which would be required today assuming more liquid markets. Consequently, the consultant calculated an implied valuation of 48.25% of par value and after management carefully reviewed this analysis, the price calculated by the independent consultant was used to establish the OTTI charge. The instrument continues to be over collateralized and paying according to its contractual terms. In the event that this security’s projected cash flows are not adequate to meet contractual obligations, it may be necessary to realize an additional OTTI charge with respect to this security which would be reflected as a charge to earnings in the period in which the impairment charge is recognized. New management ended the practice of taking corporate credit risk in the Bank’s investment portfolio.

Alternatives to deposits as a funding source may become more expensive.

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. If deposits become less attractive to customers due to customer preference, competition, or rates, we may have to rely on alternative sources of funding such as Federal Home Loan Bank (“FHLB”) advances, which we have used from time to time. However, there is no assurance that such alternative funding sources will be available or, if available, at rates that allow us to maintain a reasonable net interest margin.

The impact on us of recently enacted and proposed legislation and government programs to stabilize the financial markets cannot be predicted at this time.

On January 27, 2009, the House Judiciary Committee approved H.R. 200, the “Helping Families Save Their Homes in Bankruptcy Act of 2009” (“Bankruptcy Legislation”). The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in chapter 13 bankruptcy. Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan. If any such borrower resells their home within five years, the borrower will have to share the proceeds with their lender.

On February 10, 2009, the U.S. Treasury Secretary in a statement to the Senate Banking Committee Hearing outlined a Financial Stability Plan to restore stability to the U.S. financial system. In the address, the Secretary discussed the Obama Administration’s strategy to strengthen the U.S. economy by getting credit flowing again to families and businesses, while imposing new measures and conditions to strengthen accountability, oversight and transparency in how taxpayer dollars are spent. The Financial Stability Plan includes: (i) the creation of a public/private partnership to purchase non-performing, illiquid legacy assets from financial institutions; (ii) the creation of a forward-looking supervisory regime, including a financial “stress test” to assist institutions in managing their balance sheets and ensuring adequate capitalization; (iii) the creation of a comprehensive housing program to forestall foreclosures and stabilize the residential mortgage market; (iv) the expansion of the Term Asset-Backed Securities Lending Facility; and (v) the creation of a small business and community lending initiative. However, many of the details of the Financial Stability Plan still have to be developed.

On March 4, 2009, the Treasury announced guidelines on the Obama Administration’s Making Home Affordable Program. The Home Affordable Refinance program will be available to 4 to 5 million homeowners who have a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. Normally, these borrowers would be unable to refinance because their homes have lost value, pushing their current loan-to-value ratios above 80%. Under the Home Affordable Refinance program, many of them will now be eligible to refinance their loan to take advantage of today’s lower mortgage rates or to refinance an adjustable-rate mortgage into a more stable mortgage, such as a 30-year fixed rate loan. The Home Affordable Refinance program ends in June 2010. The Home Affordable Modification program will help up to 3 to 4 million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. Working with the banking and credit union regulators, the FHA, the VA, the USDA and the Federal Housing Finance Agency, the Treasury announced program guidelines that are expected to become standard industry practice in pursuing affordable and sustainable mortgage modifications. The Company is currently evaluating the guidelines and, if required, will modify the Company’s practices accordingly.

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

The Company’s capital raising options may be limited while the market price for its common stock is below its par value.

Under New York Business Corporation Law, shares of common stock of a corporation may be issued for no less than par value. Since the par value of the Company’s common stock is $5.00 per share, if the Company determines that it is in the best interests of the Company to raise capital through an offering of common stock, its ability to do so is limited to the number of shares of treasury stock unless the sale price of the common stock is at least $5.00 per share. While the Company is seeking approval of its stockholders at the Company’s 2009 annual meeting of stockholders to amend its certificate of incorporation to change the par value of the common stock to $0.01 per share, there is no assurance that the stockholders of the Company will approve such amendment. If such amendment is not approved, the Company’s capital raising options may be limited to issuance of treasury stock or preferred stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company’s banking activities at December 31, 2008:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms

Main Office:
Two Jericho Plaza Jericho, NY	Leased	3/31/2012	None

Nassau County Branch Offices:
699 Hillside Avenue New Hyde Park, NY	Building owned, land leased	3/27/2019	None

222 Old Country Road Mineola, NY	Leased	11/30/2010	One ten-year renewal option and two five-year renewal options

339 Nassau Boulevard Garden City South, NY	Owned	N/A	N/A

501 North Broadway Jericho, NY	Leased	10/31/2011	Two twelve-year renewal options

135 South Street Oyster Bay, NY	Owned	N/A	N/A

2 Lincoln Avenue Rockville Centre, NY	Leased	5/31/2012	None

960 Port Washington Boulevard Port Washington, NY	Leased	4/24/2012	Four five-year renewal options

1055 Old Country Road Westbury, NY	Leased	6/30/2015	Two five-year renewal options

Suffolk County Branch Offices:
27 Smith Street Farmingdale, NY	Leased	10/31/2012	One five-year renewal option

740 Veterans Memorial Highway Hauppauge, NY	Leased	6/30/2015	One ten-year renewal option

580 East Jericho Turnpike Huntington Station, NY	Leased	12/31/2018	None

4250 Veterans Memorial Highway Holbrook, NY	Leased	12/31/2018	Two five-year renewal options

234 Route 25A East Setauket, NY	Leased	5/31/2010	One five-year renewal option

Queens County Branch Offices:
49-01 Grand Avenue Maspeth, NY	Leased	4/30/2011	One five-year renewal option

75-20 Astoria Boulevard Jackson Heights, NY	Leased	5/30/2011	One five-year renewal option

21-31 46th Avenue Long Island City, NY	Leased	1/31/2011	None

New York County Branch Office:
780 Third Avenue New York, NY	Leased	12/31/2017	None

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

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2008, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,367

The Company’s common stock trades on the NASDAQ Global Market under the symbol STBC. The approximate high and low closing prices for the Company’s common stock for the years ended December 31, 2008 and 2007, were as follows:

	2008		2007

	High Close	Low Close	High Close	Low Close

1st Quarter	$13.55	$11.80	$22.19	$18.60
2nd Quarter	$14.10	$12.41	$20.34	$16.67
3rd Quarter	$15.77	$11.18	$16.83	$15.00
4th Quarter	$14.61	$9.10	$16.65	$12.92

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP. The Company’s Board declared a cash dividend of $0.05 per share at its January 27, 2009 meeting. The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2008 and 2007:

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share

November 21, 2008	December 15, 2008	$ 0.10
August 22, 2008	September 15, 2008	$ 0.10
May 23, 2008	June 16, 2008	$ 0.15
February 22, 2008	March 17, 2008	$ 0.15

November 16, 2007	December 10, 2007	$ 0.15
August 17, 2007	September 10, 2007	$ 0.15
March 23, 2007	April 9, 2007	$ 0.15

The Company did not repurchase any of its common stock during 2008 under the existing stock repurchase plan. Under the Board’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Company does not presently anticipate repurchasing any of its shares in the immediate future.

As the Company issued preferred stock and a common stock warrant to the Treasury under the CPP, the Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008 and any repurchases of common stock until the earlier of a redemption or December 5, 2011.

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ Market Index and the cumulative total returns of eighty-six (86) Northeast NASDAQ Banks.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG STATE BANCORP, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX
(assumes $100 invested on Jan. 1, 2004, dividends reinvested and fiscal year ending Dec. 31, 2008)

	2003	2004	2005	2006	2007	2008

State Bancorp, Inc.	$100.00	$122.01	$91.69	$107.09	$74.99	$58.41
Peer group index	$100.00	$113.11	$105.48	$114.55	$94.72	$88.12
NASDAQ market index	$100.00	$108.41	$110.79	$122.16	$134.29	$79.25

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows:

As of or for the Fiscal Year Ended December 31,	2008		2007		2006		2005		2004

OPERATING RESULTS
Interest income	$91,443,033		$110,880,378		$106,489,337		$83,420,469		$70,037,106
Interest expense	$28,573,127		$50,714,997		$44,252,825		$24,901,496		$12,800,553
Net interest income	$62,869,906		$60,165,381		$62,236,512		$58,518,973		$57,236,553
Provision for loan and lease losses	$17,225,744		$4,463,500		$2,489,998		$3,650,000		$4,506,000
Net interest income after provision for loan and lease losses	$45,644,162		$55,701,881		$59,746,514		$54,868,973		$52,730,553
Other income	$364,894		$5,376,000		$5,690,766		$5,810,464		$7,050,925
Operating expenses	$43,751,351		$51,912,861		$37,626,469		$124,640,683		$41,043,230
Net income (loss)	$1,806,603		$6,229,478		$11,493,879		$(36,548,251)		$13,376,009

COMMON SHARE DATA
Basic earnings (loss) per common share (1)	$0.12		$0.45		$1.02		$(3.32)		$1.24
Diluted earnings (loss) per common share (1)	$0.12		$0.45		$1.00		$(3.32)		$1.20
Stock dividends/splits	—		—		—		20	% (2)	5%
Cash dividends per common share (1)	$0.50		$0.45		$0.45		$0.55		$0.48

FINANCIAL POSITION
Total assets	$1,693,494,502		$1,628,014,414		$1,788,722,476		$1,598,152,513		$1,437,290,967
Total loans and leases (3)	$1,122,538,216		$1,041,009,396		$983,724,774		$892,021,546		$778,191,228
Total deposits	$1,481,048,227		$1,329,939,116		$1,566,183,479		$1,411,573,946		$1,269,634,078
Total stockholders’ equity	$153,919,335		$113,637,668		$104,140,510		$56,422,118		$101,049,842
Weighted average number of common shares outstanding (1) (4)	14,148,957		13,738,101		11,227,278		10,996,601		10,827,816

OTHER DATA
Return on average total assets	0.11%		0.37%		0.68%		(2.41%)		0.90%
Return on average total stockholders’ equity	1.54%		5.70%		18.39%		(36.35%)		13.75%
Tier I leverage ratio	9.38%		7.03%		6.30%		4.30%		7.82%
Net interest margin	4.12%		3.82%		4.01%		4.17%		4.22%
Operating efficiency ratio (5)	62.5	% (6)	77.9	% (7)	54.6	% (8)	192.5	% (9)	64.2%
Dividend payout ratio	429.73%		100.09%		43.94%		N/M	*	38.98%
Average equity to average assets	7.18%		6.63%		3.71%		6.62%		6.56%

(1)	Retroactive recognition has been given for stock dividends and splits.

(2)	6 for 5 stock split in 2005 effected in a manner similar to a 20% stock dividend.

(3)	Net of unearned income and before allowance for loan and lease losses.

(4)	Amount used for earnings per common share computation.

(5)	Operating expenses divided by the sum of net interest income and other income (excluding net security gains /losses).

(6)	Ratio includes $1.8 million of legal fees related to the purported shareholder derivative lawsuit.

(7)	Ratio includes $3.1 million of Voluntary Exit Window program expenses, $2.4 million goodwill impairment charge and $1.9 million of legal fees related to the purported shareholder derivative lawsuit.

(8)	Ratio includes $12.1 million reversal of previously accrued IMN-related expenses.

(9)	Ratio includes $74.2 million expense accrual related to IMN adverse jury verdict.

*	N/M - denotes not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

The Company is a one-bank holding company, which was formed in 1985. The Company operates as the parent for its wholly owned subsidiary, the Bank, a New York State chartered commercial bank founded in 1966. The Company also has two unconsolidated subsidiaries, the Trusts, entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The income of the Company is principally derived through the operation of the Bank.

The Bank maintains its corporate headquarters in Jericho, New York and serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan. The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial mortgage loans, small business lines of credit, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgage loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment. Approximately $60  million of equipment leases were sold as part of the transactions removing the Company from this line of business. The sale proceeds have been used to fund growth in the Company’s commercial loan and commercial mortgage portfolios. Both the sale proceeds and losses related to write-downs of non-performing leases prior to sale were immaterial to the Company’s financial statements.

FINANCIAL PERFORMANCE OF STATE BANCORP, INC.
(dollars in thousands, except per share data)

			Over/ (under)
As of or for the years ended December 31,	2008	2007	2007

Revenue (1)	$63,235	$65,541	(4)%
Operating expenses	$43,751	$51,913	(16)%
Provision for loan and lease losses	$17,226	$4,464	286%
Net income	$1,807	$6,229	(71)%
Net income per share - diluted	$0.12	$0.45	(73)%
Return on average total assets	0.11%	0.37%	(26	)bp
Return on average total stockholders’ equity	1.54%	5.70%	(416	)bp

Tier I leverage ratio	9.38%	7.03%	235	bp
Tier I risk-based capital ratio	12.03%	10.04%	199	bp
Total risk-based capital ratio	14.07%	12.11%	196	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total other income.

As of December 31, 2008, the Company, on a consolidated basis, had total assets of approximately $1.7 billion, total deposits of approximately $1.5 billion and stockholders’ equity of approximately $154 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Company continues to emphasize loan growth and credit oversight, deposit generation, increased market share, improved operational efficiency and ongoing Company-wide expense management, product development, IT infrastructure improvements and enhanced brand building. However, in 2008 the Company has experienced credit quality pressure as well as deposit and loan pricing pressures that are expected to continue. The Company has numerous competitors for its very attractive core niche of small business, middle market commercial and industrial and municipal customers. Some of these competitors have entered the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation.

The Company recorded net income of $1.8 million and $6.2 million in 2008 and 2007, respectively. The decline in net income in 2008 compared with 2007 resulted from several factors, most notably a substantial increase in the provision for loan losses of $12.8 million coupled with a non-cash OTTI write-down of $6.2 million on two investment securities. Somewhat offsetting these higher charges was an improvement in net interest income of $2.7 million, or 4.5%, to $62.9 million in 2008 compared to 2007, combined with an $8.2 million or 15.7% reduction in total operating expenses in 2008 compared to 2007. Diluted earnings per common share was $0.12 in 2008 compared to $0.45 in 2007. The growth in the Company’s net interest income during 2008 as compared to a year ago resulted from an improved net interest margin. The expanded margin resulted from an improved asset mix, moving from investment securities to higher-yielding loans, an increase in core deposit relationships and a reduction in other temporary borrowings as shown by the 11% increase in year-end deposit accounts. Total operating expenses decreased by 15.7% to $44 million during 2008 when compared to 2007. The decrease in total operating expenses primarily reflects reductions of $7.5 million in salaries and other employee benefits and $445 thousand in marketing and advertising expenses in 2008 coupled with the impact of a $2.4 million goodwill impairment charge taken in the fourth quarter of 2007. This decrease is partially offset by increases of $535 thousand in occupancy expenses, $377 thousand in legal expenses, $425 thousand in audit and assessment fees, and a $584 thousand loss on the interest rate swap agreements the Bank had with Lehman Brothers Special Financing Inc. (“Lehman Special Financing”), an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”) (see also the “Financial Instruments with Off-Balance Sheet Risk” footnote).

REVENUE OF STATE BANCORP, INC. (dollars in thousands)

For the years ended December 31,	2008	2007	Over/ (under) 2007

Net interest income	$62,870	$60,165	4%
Service charges on deposit accounts	2,217	2,099	6%
Net security losses	(6,155)	(219)	N/M (1)
Income from bank owned life insurance	891	1,116	(20)%
Other operating income	3,412	2,380	43%

Total revenue	$63,235	$65,541	(4)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total assets of the Company were $1.7 billion at December 31, 2008 compared to $1.6 billion at December 31, 2007. At December 31, 2008, total deposits were $ 1.5 billion compared to $1.3 billion at December 31, 2007. The increase in deposits together with the reduction in interest-earning assets allowed the Company to reduce its short-term borrowed funds, primarily FHLB advances and federal funds purchased, to $3 million at December 31, 2008, compared to $139 million at December 31, 2007.

As a result of the decrease in net income in 2008 versus 2007, the Company’s return on average assets declined to 0.11% in 2008 from 0.37% in 2007, while our return on average stockholders’ equity decreased to 1.54% in 2008 from 5.70% in 2007. Primarily due to the improved asset mix mentioned above and the decrease in the Company’s cost of interest-bearing liabilities, the Company’s net interest margin improved by 30 basis points to 4.12% in 2008 from 3.82% in 2007.

During 2008, the national economy continued to falter, ending into an economic recession, with particular emphasis on the deterioration of the housing and real estate markets. The faltering economy has been marked by contractions in the availability of business and consumer credit, increases in credit spreads, falling home prices, an increased level of home foreclosures and higher unemployment. Management of the Company continues to closely monitor the overall effects of the decline in the local real estate market and its impact on the Company. Based on our assessment of the current market conditions and continuing economic pressures, together with our determination of credit risk within our portfolio from our ongoing review process, we increased our provision for loan losses to $17.2 million in 2008 from $4.5 million in 2007. We continue to be very aggressive in the ongoing review of our credit portfolio to identify and address any loans that may begin to show signs of evolving weaknesses. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market on a discounted basis. Using that strategy in 2008, we wrote-down certain problem loans totaling $15.7 million to estimated fair market value of $9.8 million and transferred the net balance to loans held for sale after determining that such action represented the most long-term cost-effective solution. Approximately $4.5 million of loans held for sale were sold in the fourth quarter at a loss of $250 thousand. Loans held for sale amounted to $5.3 million at year-end 2008.

Net charge-offs in 2008 amounted to $11.3 million. Included in this total was a loss of approximately $5.9 million on the aforementioned write-down in loans transferred to held for sale. Our primary concern is the impact of the present difficult economic conditions on certain residential construction loans when the loan amounts are in excess of expected sales or where the Bank would have to advance significant additional monies to complete the project (see discussion on non-performing assets in the Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses section). It continues to be our belief that the Bank is best served by exiting these projects through the sale of its position to investors who may be in a better position to realize the value that may come over time. We generally attempt to sell such loans prior to their becoming nonperforming. We expect that we will see continued credit weakness and elevated loss provisioning for the next several quarters.

The primary focus of the Company’s loan portfolio is CRE and commercial and industrial loans. Residential lending constitutes less than 10% of our total portfolio at December 31, 2008. The Company’s securities portfolio contains no subprime, structured debt or exotic structures. At December 31, 2008, the market value of the securities portfolio represented 102% of book value. New management ended a past practice of taking corporate credit risk in the Bank’s investment portfolio.

We expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial mortgage loans in 2009. Funding costs may rise in 2009 due to competitive pricing pressures and volatility in the credit and money markets. Rates are at historic lows at this time and it would appear from its comments that Federal Reserve policy makers are prepared to keep rates low until such time as the economy shows evidence of sustainable recovery. In the near term the risks from inflationary pressure due to an increase in economic activity appear limited while deflationary risks remain elevated. Consequently, while inflation remains a matter of concern, those risks appear to be more visible in the intermediate 3-5 year timeframe. Current deflationary pressures on prices may continue to exact a toll on employment levels and asset values, especially real estate, petroleum and other commodities. These deflationary trends will likely cause continued weakness in corporate profits resulting in lower prices for both equity and debt instruments.

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

The Company has participated in the CPP by issuing Series A Preferred Stock and a warrant to purchase common stock to the Treasury. Congress has held hearings on implementation of the CPP and the use of funds and may adopt further legislation impacting financial institutions that obtain funding under the CPP or changing lending practices that legislators believe led to the current economic situation. On January 21, 2009, the U.S. House of Representatives approved legislation amending the Troubled Asset Relief Program (“TARP”) provisions of EESA to include quarterly reporting requirements with respect to lending activities, examinations by an institution’s primary federal regulator of use of funds and compliance with program requirements, restrictions on acquisitions by depository institutions receiving TARP funds, authorization for Treasury to have an observer at board meetings of recipient institutions, and stricter executive compensation limitations, among other things. Although it is unclear whether this legislation will be enacted into law, its provisions, or similar ones, may be imposed administratively by the Treasury. Such provisions could affect our lending or increase governmental oversight of our businesses and our corporate governance practices.

On February 10, 2009, the U.S. Treasury Secretary in testimony before the Senate Banking Committee outlined a Financial Stability Plan to restore stability to the U.S. financial system. In the address, the Secretary discussed the Obama Administration’s strategy to strengthen the U.S. economy by getting credit flowing again to families and businesses, while imposing new measures and conditions to strengthen accountability, oversight and transparency in how taxpayer dollars are spent. The Financial Stability Plan includes: (i) the creation of a public/private partnership to purchase non-performing, illiquid legacy assets from financial institutions; (ii) the creation of a forward-looking supervisory regime, including a financial “stress test” to assist institutions in managing their balance sheets and ensuring adequate capitalization; (iii) the creation of a comprehensive housing program to forestall foreclosures and stabilize the residential mortgage market; (iv) the expansion of the

Term Asset-Backed Securities Lending Facility; and (v) the creation of a small business and community lending initiative. However, most of the details of the Financial Stability Plan still have to be developed.

On January 27, 2009, the House Judiciary Committee approved the Bankruptcy Legislation. The Bankruptcy Legislation would grant a judge the ability to modify the terms of a mortgage for a homeowner in chapter 13 bankruptcy. Under the proposed Bankruptcy Legislation, borrowers would be eligible to have a bankruptcy judge reduce the principal balance on their home loan. If any such borrower resells their home within five years, the borrower will have to share the proceeds with their lender.

On March 4, 2009, the Treasury announced guidelines on the Obama Administration’s Making Home Affordable Program. The Home Affordable Refinance program will be available to 4 to 5 million homeowners who have a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. Normally, these borrowers would be unable to refinance because their homes have lost value, pushing their current loan-to-value ratios above 80%. Under the Home Affordable Refinance program, many of them will now be eligible to refinance their loan to take advantage of today’s lower mortgage rates or to refinance an adjustable-rate mortgage into a more stable mortgage, such as a 30-year fixed rate loan. The Home Affordable Refinance program ends in June 2010. The Home Affordable Modification program will help up to 3 to 4 million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments. Working with the banking and credit union regulators, the FHA, the VA, the USDA and the Federal Housing Finance Agency, the Treasury announced program guidelines that are expected to become standard industry practice in pursuing affordable and sustainable mortgage modifications. The Company is currently evaluating the guidelines and, if required, will modify the Company’s practices accordingly.

The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000. The unlimited coverage will be in effect through December 31, 2009. Management anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements. The Debt Guarantee Program of the TLGP allows the Bank to issue FDIC-guaranteed senior non-secured debt up to certain limits. Any such guarantee would be in effect through December 31, 2011. The TLGP was due to expire in June of 2009, however, in an effort to further strengthen the financial system and U.S. economy, the FDIC announced on January 16, 2009, that it would soon propose rule changes to the TLGP to extend the maturity of the guarantee under the Debt Guarantee Program from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. On February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium. On February 27, 2009, the Board of the FDIC voted to modify the debt guarantee component of the TLGP to allow participating entities, with the FDIC’s permission, to issue mandatory convertible debt. Such change provides institutions with additional options for raising capital and reducing the concentration of FDIC-guaranteed debt maturing in mid-2012. While we have not opted out of the Debt Guarantee Program, we do not currently participate in such program and until the details of this extended program are finalized and published, we cannot determine to what extent, if any, we would participate in this program.

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

Allowance for Loan Losses

In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan and lease losses. Management carefully monitors the credit quality of the loan and lease portfolio and charges off the amounts of those loans and leases deemed uncollectible. Management evaluates the fair value of collateral supporting any impaired loans and leases using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions that are always subject to substantial change based on factors outside the control of the Company.

LOAN AND LEASE PORTFOLIO AND THE ALLOWANCE
FOR LOAN AND LEASE LOSSES

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

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience and local economic conditions. Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators. When management analyzes the allowance for loan and lease losses, classified loans are assigned allocation factors ranging from 24% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are assigned an allocation factor of 0.50% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-50 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

It is the present intent of management to continue to monitor the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan and lease portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed throughout the coming year. In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examinations.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which is computed by using the asset and liability method, under which deferred tax assets and liabilities are recognized to reflect the temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses carryforward. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for this evaluation are periodically updated based upon changes in business factors and the tax laws and regulations.

Other-Than-Temporary Impairment of Investment Securities

If the Company deems any investment security’s decline in market value to be OTTI, the security is written down to a new cost basis and the resulting loss is charged against earnings. The determination of whether a decline in market value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of any realized losses reported in the Company’s financial statements could vary if management’s conclusions were to change as to whether an other-than-temporary impairment exists. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports. The Company confronted a deterioration in two corporate bonds in its investment portfolio. A non-cash OTTI write down of $5.2 million was recorded on a $10 million par value Trust Preferred CDO security purchased in February 2004. In addition, a $1.0 million OTTI charge was recorded on a $2 million par value single issuer trust preferred security purchased in April 2004. The single issuer security was liquidated subsequent to year-end 2008. The CDO was written down to an economic value consistent with our established procedures for determining OTTI. Price discovery on this instrument has been complicated by the continuing illiquidity in this sector of the credit markets for several quarters.

In reaching its determination, management engaged an independent outside consulting firm to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. While this review determined that the contractual cash flows of principal and interest appear to be intact through final maturity, the interest rate spread on this CDO tranche was substantially below that which would be required today assuming more liquid markets. Consequently, the consultant calculated a fair valuation of 48.25% of par. Management carefully reviewed this analysis and determined that OTTI conditions were present in this security at December 31, 2008. Management used the price calculated by the independent consultant to establish the OTTI charge. The instrument continues to be over collateralized and paying according to its contractual terms. All of the other corporate debt in the Bank’s portfolio had been previously sold in 2007 and 2008. New management ended a past practice of taking corporate credit risk in the Bank’s investment portfolio.

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

For the Years Ended December 31,	2008			2007			2006

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS:
Securities held to maturity and securities available for sale:
Taxable	$392,022	$19,555	4.99%	$489,444	$23,913	4.89%	$518,940	$23,745	4.58%
Tax-exempt	5,569	291	5.23	15,265	708	4.64	15,653	733	4.68

Total securities	397,591	19,846	4.99	504,709	24,621	4.88	534,593	24,478	4.58

Federal Home Loan Bank and other restricted stock	6,729	368	5.47	6,414	488	7.61	2,073	109	5.26
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	42,846	1,061	2.48	70,629	3,491	4.94	87,675	4,377	4.99
Loans and leases (net of unearned income):
Taxable	1,078,613	70,039	6.49	998,948	82,238	8.23	931,798	77,447	8.31
Tax-exempt	3,996	325	8.13	4,559	367	8.05	5,223	426	8.16

Total loans and leases-net	1,082,609	70,364	6.50	1,003,507	82,605	8.23	937,021	77,873	8.31

Total interest-earning assets	1,529,775	$91,639	5.99%	1,585,259	$111,205	7.01%	1,561,362	$106,837	6.84%

Allowance for loan and lease losses	(15,864)			(16,057)			(16,579)
Cash and due from banks	41,707			42,115			46,215
Bank premises and equipment-net	6,370			5,847			6,305
Other assets	70,235			81,131			85,337

Total Assets	$1,632,223			$1,698,295			$1,682,640

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and time deposits:
Savings	$560,615	$7,901	1.41%	$620,054	$18,486	2.98%	$656,802	$17,600	2.68%
Time	472,070	15,428	3.27	485,500	23,769	4.90	509,368	23,630	4.64

Total savings and time deposits	1,032,685	23,329	2.26	1,105,554	42,255	3.82	1,166,170	41,230	3.54

Federal funds purchased	6,129	167	2.72	7,196	382	5.31	2,997	150	5.01
Securities sold under agreements to repurchase	2,008	38	1.88	—	—	—	—	—	—
Other temporary borrowings	110,929	2,804	2.53	103,138	5,334	5.17	10,392	570	5.48
Subordinated notes	10,000	925	9.25	10,000	922	9.22	5,671	516	9.10
Junior subordinated debentures	20,620	1,310	6.35	20,620	1,822	8.84	20,620	1,787	8.67

Total interest-bearing liabilities	1,182,371	28,573	2.42	1,246,508	50,715	4.07	1,205,850	44,253	3.67

Demand deposits	320,830			319,655			324,551
Other liabilities	11,807			22,894			89,751

Total liabilities	1,515,008			1,589,057			1,620,152

Stockholders’ equity	117,215			109,238			62,488

Total Liabilities and Stockholders’ Equity	$1,632,223			$1,698,295			$1,682,640

Net interest income/margin		63,066	4.12%		60,490	3.82%		62,584	4.01%

Less tax-equivalent basis adjustment		(196)			(325)			(347)

Net Interest Income		$62,870			$60,165			$62,237

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

	Year 2008 over 2007			Year 2007 over 2006

	Due to Change in:			Due to Change in:

	Average Volume	Average Rate	Net (Decrease) Increase	Average Volume	Average Rate	Net Increase (Decrease)

INTEREST INCOME:
Securities held to maturity and securities available for sale:
Taxable	$(4,850)	$492	$(4,358)	$(1,391)	$1,559	$168
Tax-exempt	(497)	80	(417)	(18)	(7)	(25)

Total securities	(5,347)	572	(4,775)	(1,409)	1,552	143

Federal Home Loan Bank and other restricted stock	23	(143)	(120)	312	67	379
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	(1,071)	(1,359)	(2,430)	(843)	(43)	(886)
Loans and leases (net of unearned income):
Taxable	6,179	(18,378)	(12,199)	5,534	(743)	4,791
Tax-exempt	(46)	4	(42)	(54)	(5)	(59)

Total loans and leases - net	6,133	(18,374)	(12,241)	5,480	(748)	4,732

Total Interest Income	(262)	(19,304)	(19,566)	3,540	828	4,368

INTEREST EXPENSE:
Savings and time deposits:
Savings	(1,628)	(8,957)	(10,585)	(1,022)	1,908	886
Time	(641)	(7,700)	(8,341)	(1,135)	1,274	139

Total savings and time deposits	(2,269)	(16,657)	(18,926)	(2,157)	3,182	1,025

Federal funds purchased	(50)	(165)	(215)	222	10	232
Securities sold under agreements to repurchase	38	—	38	—	—	—
Other borrowed funds	376	(2,906)	(2,530)	4,798	(34)	4,764
Subordinated notes	—	3	3	399	7	406
Junior subordinated debentures	—	(512)	(512)	—	35	35

Total Interest Expense	(1,905)	(20,237)	(22,142)	3,262	3,200	6,462

Change in Net Interest Income (Tax-equivalent Basis)	$1,643	$933	$2,576	$278	$(2,372)	$(2,094)

2008 versus 2007

Net interest income, the difference between interest earned on loans and leases and investments, and interest paid on deposits and borrowed funds, is the Company’s primary source of operating earnings. Net interest income is influenced by the average balance and mix of the Company’s interest-earning assets, the yield on those assets and the current level of market interest rates. These rates are significantly influenced by the actions of the FOMC, which periodically adjusts the federal funds rate, the rate at which banks borrow funds from one another on an overnight basis. Net interest income during 2008 benefited from the FOMC lowering the targeted federal funds rate six times from 4.25% to an unprecedented 0.00% - 0.25%. The Company was able to lower the cost of its interest-bearing liabilities faster than the yield on its interest-earning assets declined.

During 2008, interest income declined by $19.6 million, or 18%. This was almost entirely due to a reduction in the yield on average interest-earning assets from 7.01% in 2007 to 5.99% during 2008. Offsetting this decline was a shift in our balance sheet composition to reduce our average balance of lower yielding investment securities (average yield 4.99%) and increase our average balance of higher yielding loans (average yield 6.50%). The average investment portfolio decreased in size by $107 million while average loans increased by $79 million.

Interest expense decreased by $22.1 million or 44% due to a decrease in the cost of interest-bearing liabilities from 4.07% in 2007 to 2.42% in 2008, a decline of 165 basis points. To a lesser extent, the $64 million decline in total interest-bearing liabilities in 2008 as compared to 2007 contributed to the lower interest expense.

Average core deposit balances, consisting of demand, savings and money market deposits, declined by $58 million in 2008 to $881 million as compared to 2007, and provided funding at an average cost of 0.90% in 2008 versus 1.97% in 2007. These core deposit balances funded 58% and 59% of the Company’s average interest-earning assets during 2008 and 2007, respectively, and represented 65% of total average deposits in 2008 compared to 66% in 2007. Core deposit balances provide lower-cost funding that allows the Company to reduce its dependence on higher cost borrowings.

2007 versus 2006

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

The narrowing of the Company’s net interest margin to 3.82% during 2007 from 4.01% during 2006 resulted from a 36 basis point increase in the Company’s cost of funds, principally due to competitive deposit pricing pressure combined with a shift in the funding mix from core deposits to borrowings. This higher cost of funds was offset somewhat by a 17 basis point increase in the Company’s earning asset yield to a weighted average rate of 7.01%. The higher asset yield resulted from the impact of higher rates and loan growth in 2007.

Investment Securities

SFAS No. 115 requires the Company, at the time of purchase, to designate each investment security as either “available for sale” (“AFS”), “held to maturity” or “trading,” depending upon investment objectives, liquidity needs and ultimate intent. AFS securities are stated at market value, with unrealized gains or losses reported as a separate component of stockholders’ equity until realized. Securities held to maturity are stated at cost, adjusted for amortization of premium or accretion of discount, if any. Trading securities are generally purchased with the intent of capitalizing on perceived short-term price inefficiencies by selling them in the near term. The Company did not hold any trading securities at December 31, 2008 and 2007.

At December 31, 2008, the Company’s $415 million investment portfolio consisted only of AFS securities at a pre-tax unrealized net gain of $7.5 million versus an unrealized net gain of $1.3 million at year-end 2007. At year-end 2008, the AFS portfolio was divided into the following categories: 91% mortgage-backed securities (“MBS”) (FNMA, FHLMC, and GNMA obligations); 6% U.S. Government Agency securities; 1% tax-exempt municipal paper; and 2% corporate and other securities.

Continued turbulence in the capital markets, resulting from the ongoing financial crisis, perpetuated a challenging investment climate during 2008. A dramatic slowdown in macroeconomic conditions made those challenges even greater. The overall level of interest rates fell as recessionary expectations increased during the year. Presented with difficult bond market conditions throughout most of the year, our portfolio was maintained with the objective of generating cash flow to be redeployed opportunistically in a rising rate environment.

The Company’s investment policy is conservative in nature and identifies liquidity and safety as being of paramount importance among its objectives and, as such, the portfolio is largely comprised of MBS issues of Government-sponsored enterprises, U.S. Government Agency securities, and local municipal notes. In addition to the creation of liquidity, risk management is another important aspect of the Company’s investment strategy. The Company’s portfolio composition is designed to provide liquidity while managing market risk and avoiding undue credit risk. Market risk can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates, and is managed, primarily, by investing in securities with shorter durations. A security with a shorter duration is preferred to one with a longer duration in a rising rate environment because the market value of a security with a longer duration has a greater sensitivity to changes in interest rates.

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

The Company’s investment portfolio has relatively low credit risk due to its concentration of MBS guaranteed by U.S. Government agencies. The Company’s investment portfolio increased by $8 million at year-end 2008 versus the comparable 2007 date primarily as the result of a net increase of $154 million in MBS partially offset by decreases in U.S. Government Agency and other securities of $127 million and $19 million, respectively due largely to securities called and matured.

As of December 31, 2008, the MBS portfolio had an average life of approximately 4.5 years after adjusting for historical prepayment patterns. Approximately 84% of the MBS portfolio, including collateralized mortgage obligations (“CMOs”), had final maturities in excess of ten years. In general, principal prepayments on these securities will slow as interest rates rise and, conversely, prepayments will increase as interest rates fall. However, the turmoil being experienced in the mortgage industry has interrupted the historical relationship between low rates and prepayments. The recent comparative lack of liquidity in the market has constrained the amount of funds available to fund new mortgages. In the near term the amount of cash flow received on MBS may also depend on the U.S. Government’s plans to intervene in the mortgage markets. The Company received MBS principal paydowns of $65 million and $47 million in 2008 and 2007, respectively.

The U.S. Government Agency portfolio has remaining final maturities ranging from two to nine years. The notes are AAA credits that provide a competitive yield. The U.S. Government Agency issues that are callable have call periods within one year and final maturities of less than ten years. As a natural outgrowth of its municipal business, the Company purchases local, short-term municipal paper that is also sold throughout the year as part of the Company’s asset/liability management strategy.

MBS, U.S. Government Agency, and local municipal securities portfolios are eligible to pledge to secure municipal deposits and other borrowings and, therefore, are an integral part of the Company’s funding strategy.

There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored enterprises. At December 31, 2008, the Company identified two securities that met the criteria for OTTI. One was a $2 million single-issuer trust preferred security which was being carried at a book price of 103.4. This security was rated Baa1 by Moody’s, BBB- by Standard & Poor’s, and BBB+ by Fitch, Inc. This security had been in a loss position for over 12 months. The Company determined that the continued deterioration in employment statistics did not bode well for the issuer’s consumer focused businesses. The other security that met the criteria for OTTI was a CDO, which is backed by a portfolio of bank-only pooled trust preferred securities. The current market for these instruments is very limited with few trades occurring. Recent observed trades for this and similar bonds have been in the range of 5-10 cents on the dollar. Therefore, the Company has decided that it does not have a committed intent to hold these bonds until such time that market liquidity and fair value recover.

In assessing the OTTI charge that was to be taken on the single-issuer trust preferred security, management looked at various factors including, recent trades in this and similar bonds and market rates for companies with similar credit profiles. Our analysis indicated that a value of 52 cents on the dollar would be indicative of a clearing price for this bond. The bond was subsequently sold after December 31, 2008 at a price close to this mark.

The CDO security has also been in a loss position for over 12 months and was rated B2 by Moody’s and A- by Fitch, Inc. In reaching its determination, management engaged an independent outside consulting firm to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. While this review determined that the contractual cash flows of principal and interest appear to be intact through final maturity, the interest rate spread on this CDO tranche was substantially below that which would be required today assuming more liquid markets. Consequently, the consultant calculated a fair valuation of 48.25% of par. Management carefully reviewed this analysis and determined that OTTI conditions were present in this security at December 31, 2008. Management used the price calculated by the independent consultant to establish the OTTI charge. The instrument continues to be over collateralized and paying according to its contractual terms.

Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses

One of management’s primary objectives is to maintain a high-quality loan and lease portfolio in all economic climates. This objective is achieved by maintaining high underwriting standards coupled with a regular evaluation of each borrower’s creditworthiness and risk exposure. Management seeks to avoid concentrations within industries and customer segments in order to minimize credit exposure. The Company’s senior lending personnel work in conjunction with loan officers to determine the level of risk in the Company’s loan and lease-related assets and establish an adequate level for the allowance for loan and lease losses. The Company utilizes an outside loan review organization to independently verify the loan classifications and the adequacy of the allowance for loan and lease losses. Management actively seeks to reduce the level of non-performing assets, defined as non-accrual loans and leases and other real estate owned (“OREO”), through aggressive sale, collection and workout efforts and, where necessary, litigation and charge-off.

As illustrated in Table I below, the Company’s non-performing loans and leases totaled $16 million at December 31, 2008, $6 million at December 31, 2007 and $2 million at December 31, 2006. The increase in non-accrual loans and leases at December 31, 2008 resulted primarily from the addition of two residential construction loan relationships totaling $10 million and a $2 million commercial mortgage which had each previously been on the Bank’s internal watch list. These additions were partially offset by charge-offs of non-accrual loans totaling $6 million during 2008. At December 31, 2008, December

31, 2007 and December 31, 2006 the Company held no OREO and there were no restructured accruing loans and leases. Loans and leases 90 days or more past due and still accruing interest totaled $3 thousand at December 31, 2008 and $28 thousand at December 31, 2007. The Company has no foreign loans outstanding.

TABLE I
(Dollars in thousands)

	Analysis of Non-Performing Assets at December 31,

	2008	2007	2006	2005	2004

Non-accrual loans and leases	$16,072	$5,792	$2,177	$3,069	$5,274
Loans and leases 90 days or more past due and still accruing interest	3	28	13	281	89

Total non-performing loans and leases	16,075	5,820	2,190	3,350	5,363

Other real estate	—	—	—	—	2,650

Total non-performing assets	$16,075	$5,820	$2,190	$3,350	$8,013

Total loans and leases outstanding	$1,122,538	$1,041,009	$983,725	$892,022	$778,191
Allowance for loan and lease losses	$18,668	$14,705	$16,412	$15,717	$12,020
Key ratios:
Allowance for loan and lease losses as a percent of total loans and leases	1.7%	1.4%	1.7%	1.8%	1.5%
Non-accrual loans and leases as a percent of total loans and leases	1.4%	0.6%	0.2%	0.3%	0.7%
Non-performing assets as a percent of total loans and leases and other real estate	1.4%	0.6%	0.2%	0.4%	1.0%
Allowance for loan and lease losses as a percent of non-accrual loans and leases	116%	254%	754%	512%	228%
Allowance for loan and lease losses as a percent of non-accrual loans and leases, and loans and leases 90 days or more past due and still accruing interest	116%	253%	749%	469%	224%

The provision for loan and lease losses is based on management’s continual assessment of the adequacy of the allowance for loan and lease losses. The provision for loan and lease losses totaled $17.2 million in 2008, $4.5 million in 2007 and $2.5 million in 2006. The allowance for loan and lease losses amounted to $19 million or 1.7% of total loans and leases at December 31, 2008, $15 million or 1.4% of total loans and leases at December 31, 2007, and $16 million or 1.7% of total loans and leases at December 31, 2006. The increase in the allowance as a percentage of the total loan and lease portfolio at December 31, 2008 compared to December 31, 2007 was due to an increase in the provision for loan losses in 2008, related to higher non-accrual and impaired loans. The reduction in the allowance as a percentage of the total loan and lease portfolio at December 31, 2007 versus December 31, 2006 was primarily due to charge-offs of classified watch list loans recorded in 2007 and loans that were transferred to held for sale in the third quarter of 2007. The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 116% at December 31, 2008 from 254% at December 31, 2007 and 754% at December 31, 2006, caused primarily by the increase in non-accrual loans and leases as previously noted and the impact of write-downs of previously classified watch list loans and loans that were transferred to held for sale. The ratio continues to be acceptable because we believe that we have properly identified the exposure of the non-accrual credits and, therefore, believe that the corresponding reserves are sufficient. Net loan and lease charge-offs recorded in 2008 were $11.3 million compared to $6.2 million in 2007 and $1.8 million in 2006. Management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial, industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions. See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

TOTAL NON-PERFORMING ASSETS AND THE ALLOWANCE
FOR LOAN AND LEASE LOSSES

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors. The majority of such watch list loans were originated as commercial and industrial loans. In some cases, additional collateral in the form of commercial real estate was taken based on current valuations. Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral. At December 31, 2008 there were only two residential relationships on the watch list, representing less than 1% of total watch list loans. As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships. The Company has workout specialists who are responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers do not maintain control over such relationships. As of December 31, 2008, the Bank had 75 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $89 million, compared to 45 relationships, including non-accrual loans and leases, with an aggregate value of $85 million at December 31, 2007. The watch list total for the fourth quarter increased from $71 million at September 30, 2008 to $89 million primarily representing five relationships added to the watch list. It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration. During 2008, $18 million in watch list assets were sold or transferred to held for sale, including $6 million in non-accrual loans. We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of recent credit market conditions.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns in industries and other uncertainties. All of the factors mentioned above will continue to be closely monitored. The concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $161 million and $274 million to building construction contractors and to real estate operators, lessors and developers, respectively. Due to the uncertainties cited above, management expects to record loan charge-offs in future periods, which management believes have been adequately reserved for in the allowance for loan and lease losses reported at December 31, 2008.

Other Income

2008 versus 2007

Other income decreased by $5.0 million in 2008 when compared to 2007, largely as a result of $6.2 million in OTTI charges on two investment securities in the fourth quarter of 2008 (see “Investment Securities” contained herein). This compares to $219 thousand in net security losses in 2007 primarily due to sales of mortgage-backed securities. Somewhat offsetting the OTTI charges was an improvement in other operating income in 2008.

Other operating income improved by $1.0 million, or 43.3%, in 2008 as compared to 2007. Growth in several categories accounted for the improvement, principally an increase of $1.1 million in financial products (customer swap) gains (see “Off-Balance Sheet Arrangements”).

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

Operating Expenses

2008 versus 2007

Total operating expenses decreased by $8.2 million to $43.8 million in 2008 versus 2007. A $7.5 million reduction in salaries and benefits expense accounted for a substantial portion of the decrease in operating expenses. Also contributing to the decline in operating expenses is a goodwill impairment charge of $2.4 million taken in 2007 and a $445 thousand reduction in marketing and advertising expenses. Somewhat offsetting these reductions in total operating expenses are increases in occupancy expenses of $535 thousand, audit and assessment fees of $425 thousand, legal expenses of $377 thousand, credit and collection fees of $156 thousand and other operating expenses of $736 thousand.

The Company’s primary expense control measure is the operating efficiency ratio. The operating efficiency ratios for the Company were 62.5% in 2008 and 74.3% in 2007. The improvement in 2008 was due to growth in operating revenue coupled with a decline in operating expenses due in part to the $2.4 million goodwill impairment accounting charge recorded in 2007. Management expects that the operating efficiency ratio will improve in 2009 as a result of projected operating revenue growth, coupled with a nominal decrease in the Company’s operating expenses.

OPERATING EXPENSES OF STATE BANCORP, INC.
(dollars in thousands)

For the years ended December 31,	2008	2007	Over/ (under) 2007

Salaries and other employee benefits	$22,880	$30,404	(25)%
Occupancy	5,930	5,395	10%
Equipment	1,315	1,346	(2)%
Legal	3,115	2,738	14%
Marketing and advertising	812	1,257	(35)%
Audit and assessment	1,677	1,252	34%
Goodwill impairment	—	2,391	N/M (1)
Other operating expenses	8,022	7,130	13%

Total operating expenses	$43,751	$51,913	(16)%

            (1) N/M - denotes % variance not meaningful for statistical purposes.

As noted in the table above, salaries and other employee benefits decreased by $7.5 million or 24.7% during 2008. The decrease resulted primarily from a reduction in staff and a significant decline in compensation expenses, coupled with the impact of the $3.1 million charge recorded in 2007 for the Voluntary Exit Window program. Also contributing to the decrease in salaries and other employee benefits were lower expenses incurred for FICA and employee health insurance in 2008.

Occupancy costs increased to $5.9 million or 9.9% in 2008 versus 2007 as the result of higher costs recorded for depreciation, rent, real estate taxes, and utilities.

Equipment expenses decreased by 2.3% or $31 thousand in 2008 as compared to 2007. The moderate decline in equipment expenses is due primarily to a reduction in Company owned vehicles during 2007.

Legal expenses were higher by $377 thousand or 13.8% due principally to outside counsel fees incurred related to the purported shareholder derivative lawsuit which was settled in 2008.

Marketing and advertising costs decreased by 35.4% to $812 thousand in 2008 versus 2007 due principally to reductions in print, broadcast and other media advertising.

Credit and collection costs increased by 17.3% to $1.1 million in 2008. This increase is due primarily to higher loan collection and related legal costs in 2008 resulting from an increase in non-performing loans. Offsetting some of these increased costs was a decline in credit-related expenses due to a continued reduction in lending activity during 2008 in the Company’s residential mortgage and home equity line of credit products.

Audit and assessment fees increased by $425 thousand to $1.7 million in 2008 versus 2007 as a result of higher FDIC deposit insurance costs. The additional cost for FDIC insurance incurred by the Company is due to higher premiums in 2008 combined with the impact of a higher assessment credit recorded in 2007.

Other operating expenses increased by 11.8% to $7.0 million in 2008. This increase is due principally to a non-recurring charge of $584 thousand recorded in 2008 related to the Bank’s interest rate swap transactions with Lehman Special Financing.

Management of the Company expects a nominal decline in total operating expenses in 2009 even as the Company expands its operations, the markets it serves and the products it offers.

2007 versus 2006

Total operating expenses increased by $14.3 million to $51.9 million in 2007 versus 2006. A $12.1 million reversal of previously accrued litigation expenses in December 2006 accounted for a significant portion of the increase in operating expenses. Operating expenses in 2007 also included $1.9 million in legal fees related to the purported shareholder derivative lawsuit. See “Legal Proceedings.” Also contributing to the growth in operating expenses in 2007 were higher salaries and other employee benefits expenses due to a one-time charge of $3.1 million for the Voluntary Exit Window program and the goodwill impairment accounting charge of $2.4 million discussed above.

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

Legal expenses were higher by $8.3 million due to a $5.5 million net credit in 2006 resulting from the $12.1 million expense reversal mentioned above. Also contributing to the higher legal costs in 2007 are litigation expenses of $1.9 million for the purported shareholder derivative lawsuit and other legal expenses.

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

A goodwill impairment accounting charge of $2.4 million was recorded in 2007. This expense transaction represents a non-cash accounting charge which had no impact on the Bank’s regulatory capital ratios.

Other operating expenses increased by 8.3% to $6.2 million in 2007 versus 2006. This growth resulted from increases in several expense categories, most notably other real estate expenses (tax certiorari refund recorded in 2006) and stockholder expenses. Somewhat offsetting these factors was a reduction in director compensation costs.

Effective Income Tax Rate

2008 versus 2007 and 2006

An income tax provision of $451 thousand was recorded in 2008 as compared to an income tax provision of $2.9 million in 2007 and an income tax provision of $16.3 million in 2006. The Company’s overall effective tax rate was 20.0%, 32.0% and 58.7% in 2008, 2007 and 2006, respectively. The decrease in the 2008 effective tax rate was due to a higher proportion of non-taxable permanent difference items, such as tax-exempt income.

The Company is currently subject to a statutory incremental Federal tax rate of 35% (34% for the first $10 million of taxable income). The Company pays taxes to the New York State Department of Taxation and Finance (NYS) on the highest of four bases: a tax of 3% on allocated alternative entire net income. The Company also pays taxes to the New York City Department of Finance of 9.0% on allocated entire net income. The Company also paid taxes to various other states which are not material to its consolidated financial condition or results of operations.

In December 2007, the Company executed tax closing agreements with NYS and local taxation authorities which constituted a final and conclusive settlement of the previously reported audit covering the 1999-2006 period. The final settlement was for an amount less than the reserve previously accrued in the fourth quarter of 2006 and resulted in a reduction of the Company’s 2007 provision for income taxes and the resulting effective tax rate. The effective tax rate in 2007 was impacted negatively by the non-deductible $2.4 million non-cash goodwill impairment accounting charge.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2008 and 2007, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $263 million and $320 million, respectively. Approximately $213 million and $276 million of these commitments were at variable rates and $50 million and $44 million were at fixed rates, including LIBOR-based loans, at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the fixed rate commitments had interest rates ranging from approximately 2.40% to 8.92% and 5.74% to 9.88%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. Most letters of credit expire within one year. At December 31, 2008 and 2007, the Bank had letters of credit outstanding of approximately $17 million and $16 million, respectively. At December 31, 2008, the uncollateralized portion was approximately $3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed. At December 31, 2008 and 2007, the total gross notional amount of swap transactions outstanding was $27.8 million and $43.2 million, respectively.

On September 15, 2008 and October 3, 2008, respectively, Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing. The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009. As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584 thousand was recorded in the third quarter of 2008. These transactions have a total notional value of $11 million at December 31, 2008. Future changes in the fair value of these customer swap agreements will no longer be offset and will be recognized as income or loss as appropriate. For the twelve months ended December 31, 2007 and 2006 and for the first six months of 2008, neither income nor losses associated with interest rate swap transactions were material to the financial statements. The Company recorded a gain of $1.1 million related to the change in value of the customer swaps that were formerly offset with Lehman Special Financing in the fourth quarter of 2008.

In 2005, the Bank terminated two interest rate swap agreements that hedged a portion of the interest rate variability in its portfolio of prime rate loans in support of enhancing its interest rate sensitivity position. The entire cost to unwind the swap agreements was fully amortized at December 31, 2007, and thus no expenses were recognized during the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the Company recognized $300,000 and $360,000, respectively, of such expenses.

The Company is also obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2009, $3.3 million; in 2010, $3.3 million; in 2011, $2.6 million; in 2012, $1.4 million; in 2013, $974 thousand; and the remainder to 2019, $4.0 million.

Contractual Obligations

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2008.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Footnote reference

Leases covering various equipment, branches, office space and land	$15,510	$3,286	$5,878	$2,352	$3,994	12
Time deposits	517,167	467,256	47,219	2,692	—	6
Overnight sweep accounts payable, net	12,422	12,422	—	—	—	—
Securities sold under agreements to repurchase	3,000	2,000	1,000	—	—	7
Subordinated notes	10,000	—	—	10,000	—	8
Junior subordinated debentures	20,620	—	—	—	20,620	8

Total	$578,719	$484,964	$54,097	$15,044	$24,614

Capital Resources

The Company strives to maintain an efficient level of capital, commensurate with its risk profile, on which a competitive rate of return to stockholders will be realized over both the short and long term. Capital is managed to enhance stockholder value while providing flexibility for management to act opportunistically in a changing marketplace. In determining an optimal capital level the Company also considers the capital levels of its peers and the evaluations of its primary regulators. Total stockholders’ equity amounted to $154 million at December 31, 2008 and $114 million at December 31, 2007. On December 5, 2008, the Company issued to the Treasury for aggregate consideration of $36,842,000 (i) 36,842 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 465,569 shares of the Company’s common stock at $11.87 per share. Such securities were issued pursuant to a letter agreement dated December 5, 2008 and the Securities Purchase Agreement – Standard Terms (“Securities Purchase Agreement”) attached thereto between the Company and the Treasury. As a result, the increase from December 31, 2007 to December 31, 2008 can be attributed to the sale of Series A Preferred Stock and the Warrant as part of the CPP. The balance of the increase can be attributed to a change in other comprehensive income, stockholder dividend reinvestment and exercises of stock options. Internal capital generation, defined as earnings less cash dividends paid on common stock, is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

There are certain restrictions regarding dividend payments, stock repurchases and executive compensation. Furthermore, the Treasury has the ability to make unilateral, retroactive changes to the agreement. Among other things, the American Recovery and Reinvestment Act of 2009 (“ARRA”) prohibits the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees. This prohibition does not apply to the granting of restricted stock, provided that the stock does not fully vest during the time the Treasury owns any debt or equity acquired under the CPP (unless the only securities outstanding are warrants acquired under the CPP) and the amount of restricted stock granted does not have a value greater than one-third of the total annual compensation of the recipient. In addition, the ARRA prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason except for payments relating to services already performed or benefits previously accrued. The ARRA provides that CPP participants shall be subject to the standards established by the Secretary of the Treasury implementing the above mentioned limitations and directs the Secretary to require each recipient of CPP funds to meet appropriate standards for executive compensation. Because the ARRA ties compliance with the executive compensation provisions of the ARRA to standards that have not yet been established and issued by the Secretary of the Treasury, it appears that the executive compensation provisions may not be effective until the Secretary establishes and issues such standards.

The Series A Preferred Stock will qualify as Tier 1 capital for bank regulatory purposes and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. When originally issued, the Series A Preferred Stock could be redeemed by the Company after three years or, prior to the end of three years, only with the proceeds from a qualified equity offering. After three years, the Company could, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. However, pursuant to the ARRA, which was signed into law on February 17, 2009, subject to the approval by the Treasury and the Company’s federal regulator, the Company may repay any assistance provided under TARP without regard to whether the Company has replaced such funds from any other source or to any waiting period. The Series A Preferred Stock is generally non-voting.

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price equal to $11.87 per share of the common stock. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.

The Company and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC. Table II summarizes the Company’s and the Bank’s capital ratios as of December 31, 2008 and compares them to minimum regulatory guidelines and December 31, 2007 and December 31, 2006 actual results. The Company’s ratios exceed the minimum regulatory guidelines, and the Bank’s ratios exceed both the minimum regulatory guidelines for a well-capitalized institution and the minimum requirements under FDICIA. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company’s and the Bank’s operations and financial statements. See “Supervision and Regulation.”

TABLE II

	Regulatory Minimum	The Company’s Ratios as of December 31,

		2008	2007	2006

Tier I Leverage	3.00 - 4.00%	9.38%	7.03%	6.30%
Tier I Capital/Risk-Weighted Assets	4.00%	12.03%	10.04%	9.48%
Total Capital/Risk-Weighted Assets	8.00%	14.07%	12.11%	11.58%

					Regulatory Criteria for a Well-Capitalized Institution
		The Bank’s Ratios as of December 31,
	Regulatory Minimum
		2008	2007	2006

Tier I Leverage	3.00 - 5.00%	9.52%	7.43%	6.69%	5.00%
Tier I Capital/Risk-Weighted Assets	4.00%	12.22%	10.62%	10.07%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	13.47%	11.85%	11.32%	10.00%

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the DRP. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its January 27, 2009 meeting. The cash dividend will be paid on March 17, 2009 to stockholders of record on February 23, 2009. During 2008, the Company declared $7.1 million in dividends and received $3.0 million from the reinvestment of dividends by stockholders participating in the Company’s DRP.

The Company did not repurchase any shares of its common stock during 2008 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

Since the par value of the Company’s common stock is $5.00 per share, if the Company determines that it is in the best interests of the Company to raise capital through an offering of common stock, its ability to do so is limited to the number of shares of treasury stock unless the sale price of the common stock is at least $5.00 per share. While the Company is seeking approval of its stockholders at the Company’s 2009 annual meeting of stockholders to amend its certificate of incorporation to change the par value of the common stock to $0.01 per share, there is no assurance that the stockholders of the Company will approve such amendment. If such amendment is not approved, the Company’s capital raising options may be limited to issuance of treasury stock or preferred stock.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years or earlier under certain circumstances. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032 at par. As of December 31, 2008, the Company has chosen not to redeem the debentures of Trust I, and in the future will continue to evaluate the cost effectiveness of this borrowing. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034. The weighted average rate on all trust preferred securities outstanding was 6.22% during 2008 and 8.46% during 2007. During the second quarter of 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013. The notes were sold in a private placement and qualify as Tier II capital for the Company. Under the previously mentioned CPP, the Company must get approval from the Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding.

The Company’s DRP allows existing stockholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis at up to a 15% discount from the current market price. During 2008 and 2007, $3.0 million was added to stockholders’ equity through plan participation in each year. Approximately 12% of the Company’s cash dividends were reinvested in 2008 under this plan, and since inception, approximately $25 million in additional equity has been added through plan participation. Management anticipates continued future growth in equity through the DRP although the rate will be slower due to the reduced cash dividend rate.

Liquidity

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, the ability to fund new and existing loan commitments and to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. Additionally, because the FRB began to pay interest on excess reserve balances during 2008, the Company may decide to leave balances at the FRB if the rate being paid is higher than would be available from short-term investments. Liquid assets declined slightly to $457 million at December 31, 2008 from $462 million at December 31, 2007, resulting largely from a reduction in short-term investments, partially offset by an increase in interest earning balances at the FRB. Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities. In 2008, the Company also issued preferred stock and a warrant to the Treasury as part of the CPP. As of December 31, 2008, demand deposits increased by $20 million compared with December 31, 2007. During 2008 and 2007, proceeds from sales and maturities of securities available for sale totaled $258 million and $467 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the years ended December 31, 2008 and 2007, the Company originated new loans totaling $95 million and $63 million, respectively, net of principal paydowns. The Company did not purchase any loans in 2008 or 2007. The Company purchased securities available for sale totaling $259 million and $361 million in 2008 and 2007, respectively. The Company had no FHLB borrowings outstanding as of December 31, 2008. To support the Company’s municipal banking business, a significant amount of short-term tax-exempt securities are purchased and often sold prior to maturity. In 2008 these purchases, and subsequent sales, amounted to $25 million. Total deposits increased by $156 million in 2008 to $1.5 billion primarily due to an increase in CDs gathered through non-retail channels such as brokered CDs and the CDARS program.

In 2004, the Bank purchased $25 million in Bank Owned Life Insurance (BOLI). The Bank is the beneficiary of this policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries. Distributions are made to the Bank only upon the death of an insured officer in accordance with the underlying policy. Accordingly, the BOLI held by the Bank does not generate regular cash flows for reinvestment.

The Asset/Liability Management Committee (the “ALCO”) is responsible for oversight of the liquidity position and management of the asset/liability structure under delegated authority from the Board of Directors. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs. The ALCO monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial, and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2008, access to approximately $136 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At December 31, 2008, approximately $82 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At December 31, 2008, there were no outstanding borrowings with the FHLB and no funds were drawn on correspondent bank lines of credit. During 2008, a $10 million secured revolving line of credit matured and the Company entered into a $15 million unsecured revolving line of credit with another institution. Pursuant to authorization limits set by the Board, management may also access the brokered deposit market for funding. As of December 31, 2008, there were $47 million in brokered deposits outstanding. As the Company’s liquidity remains strong due to its stable deposit base and ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to +200 and -100 basis point change in interest rates over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates. In prior periods the earnings at risk was measured under a -200bp scenario. Due to the historically low interest rates at December 31, 2008 it was decided that a -200bp scenario would not be relevant.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment. Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.

As of December 31, 2008 and 2007, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have a negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have relatively no impact on the Company’s net interest income. This condition is evident in a falling interest rate environment and is primarily the result of the shortening of the average life of the investment portfolio, as well as the pricing of core deposits reaching a floor level.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	December 31, 2008				December 31, 2007

Time Horizon	Down 100	Base Flat	Up 100	Up 200	Down 100	Base Flat	Up 100	Up 200

Year One	-1.8%	0.0%	0.9%	1.9%	-0.6%	0.0%	0.8%	0.8%
Year Two	-1.6%	0.9%	1.3%	1.9%	-3.5%	-1.9%	-0.3%	-0.3%

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

As of December 31, 2008 and 2007, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 200 and -100 basis points was low. The small changes in the percentage change in MVPE and the MVPE Ratio was attributable to the lower interest rate environment at December 31, 2008 versus December 31, 2007 and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	December 31, 2008				December 31, 2007

	Down 100	Base Flat	Up 100	Up 200	Down 100	Base Flat	Up 100	Up 200

% Change in MVPE (1)	-0.9%	0.0%	-1.7%	-4.2%	-0.9%	0.0%	-2.6%	-3.8%
MVPE Ratio	16.5%	17.0%	16.8%	16.3%	14.9%	15.3%	14.8%	14.8%

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
State Bancorp, Inc.
Jericho, New York

We have audited the accompanying consolidated balance sheets of State Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity and comprehensive income (loss) for each of the three years in the three-year period ended December 31, 2008. We also have audited State Bancorp Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). State Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bancorp Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, State Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey
March 13, 2009

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007	2008	2007

ASSETS:
Cash and due from banks	$101,988,240	$35,380,214
Securities purchased under agreements to resell	1,000,000	61,000,000

Total cash and cash equivalents	102,988,240	96,380,214
Securities available for sale - at estimated fair value	415,379,205	401,229,235
Federal Home Loan Bank and other restricted stock	1,823,143	8,053,643
Loans and leases (net of allowance for loan and lease losses of $18,668,451 in 2008 and $14,704,864 in 2007)	1,103,869,765	1,026,304,532
Bank premises and equipment - net	6,688,432	5,777,493
Bank owned life insurance	29,897,956	29,006,619
Net deferred income taxes	18,142,368	17,494,843
Receivable - current income taxes	343,614	14,034,377
Receivable - securities sales/calls	—	14,822,820
Other assets	14,361,779	14,910,638

TOTAL ASSETS	$1,693,494,502	$1,628,014,414

LIABILITIES:
Deposits:
Demand	$351,629,362	$332,464,460
Savings	612,251,609	561,913,852
Time	517,167,256	430,474,815

Total deposits	1,481,048,227	1,324,853,127
Other temporary borrowings	3,000,000	139,031,328
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Overnight sweep accounts payable, net	12,422,236	79,053
Other accrued expenses and liabilities	12,484,704	19,793,238

Total liabilities	1,539,575,167	1,514,376,746

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding in 2008	35,800,172	—
Common stock, $5.00 par value, authorized 20,000,000 shares; issued 15,490,895 shares in 2008 and 14,996,348 shares in 2007; outstanding 14,461,634 shares in 2008 and 14,008,696 shares in 2007	77,454,475	74,981,740
Warrant	1,056,842	—
Surplus	89,984,480	86,654,142
Retained deficit	(37,634,783)	(32,164,263)
Treasury stock (1,029,261 shares in 2008 and 987,652 shares in 2007)	(17,262,240)	(16,646,426)
Accumulated other comprehensive income (net of taxes of $2,976,111 in 2008 and $534,913 in 2007)	4,520,389	812,475

Total stockholders’ equity	153,919,335	113,637,668

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,693,494,502	$1,628,014,414

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006	2008	2007	2006

INTEREST INCOME:
Interest and fees on loans and leases	$70,258,403	$82,489,409	$77,737,172
Federal funds sold and securities purchased under agreements to resell	981,360	3,388,753	4,319,772
Securities held to maturity - taxable	—	80,541	412,737
Securities available for sale - taxable	19,595,348	23,816,124	23,314,553
Securities available for sale - tax-exempt	200,291	498,961	500,617
Securities available for sale - dividends	39,667	119,000	95,861
Dividends on Federal Home Loan Bank and other restricted stock	367,964	487,590	108,625

Total interest income	91,443,033	110,880,378	106,489,337

INTEREST EXPENSE:
Deposits	23,328,670	42,254,508	41,230,176
Temporary borrowings	3,009,813	5,716,361	719,720
Subordinated notes	924,741	922,449	515,764
Junior subordinated debentures	1,309,903	1,821,679	1,787,165

Total interest expense	28,573,127	50,714,997	44,252,825

Net interest income	62,869,906	60,165,381	62,236,512
Provision for loan and lease losses	17,225,744	4,463,500	2,489,998

Net interest income after provision for loan and lease losses	45,644,162	55,701,881	59,746,514

OTHER INCOME:
Service charges on deposit accounts	2,217,161	2,098,697	2,398,992
Net security losses	(6,155,647)	(218,607)	(69,475)
Income from bank owned life insurance	891,337	1,115,603	1,011,081
Other operating income	3,412,043	2,380,307	2,350,168

Total other income	364,894	5,376,000	5,690,766

Income before operating expenses	46,009,056	61,077,881	65,437,280

OPERATING EXPENSES:
Salaries and other employee benefits	22,879,664	30,404,429	27,094,530
Occupancy	5,930,242	5,395,273	4,968,083
Equipment	1,315,517	1,346,002	1,226,505
Legal	3,115,008	2,737,900	(5,543,603)
Marketing and advertising	811,808	1,256,736	1,743,341
Audit and assessment	1,677,424	1,251,695	1,557,693
Credit and collection	1,058,965	903,490	829,521
Goodwill impairment	—	2,390,924	—
Other operating expenses	6,962,723	6,226,412	5,750,399

Total operating expenses	43,751,351	51,912,861	37,626,469

INCOME BEFORE INCOME TAXES	2,257,705	9,165,020	27,810,811
PROVISION FOR INCOME TAXES	451,102	2,935,542	16,316,932

NET INCOME	$1,806,603	$6,229,478	$11,493,879

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.45	$1.02
DILUTED EARNINGS PER COMMON SHARE	$0.12	$0.45	$1.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	14,148,957	13,738,101	11,227,278
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	14,191,586	13,867,477	11,486,982

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006	2008	2007	2006

OPERATING ACTIVITIES:
Net income	$1,806,603	$6,229,478	$11,493,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	17,225,744	4,463,500	2,489,998
Depreciation and amortization of bank premises and equipment	1,595,621	1,322,902	1,130,716
Deferred income tax (benefit) expense	(3,088,781)	16,517,127	224,670
Amortization of net premium on securities	1,961,382	1,418,363	1,129,688
Net security losses	6,155,647	218,607	69,475
Income from bank owned life insurance	(891,337)	(1,115,603)	(1,011,081)
Net positive fair value of derivative contracts	(1,631,453)	—	—
Stock-based compensation expense	923,001	604,149	119,584
Directors’ stock plan expense	293,320	(30,147)	205,060
Decrease (increase) in other assets	2,693,304	3,003,411	(3,354,256)
Decrease (increase) in receivable - current income taxes	13,690,763	(14,034,377)	—
Decrease in accrued legal expenses	(374,629)	(65,349,369)	(11,678,929)
(Decrease) increase in other accrued expenses and other liabilities	(7,118,899)	(5,070,796)	9,872,256

Net cash provided by (used in) operating activities	33,240,286	(51,822,755)	10,691,060

INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	—	6,375,996	16,000,000
Purchases of securities held to maturity	—	—	(6,355,173)
Proceeds from sales of securities available for sale	88,001,718	141,868,886	162,149,456
Proceeds from maturities of securities available for sale	170,054,426	325,017,422	139,493,132
Purchases of securities available for sale	(259,351,211)	(361,092,844)	(290,812,672)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	6,230,500	(6,345,300)	808,400
Net proceeds from sale of leasing subsidiary assets	3,846,656	—	—
Proceeds from sale of loans held for sale	4,250,000	5,367,802	—
Increase in loans and leases - net	(102,887,633)	(68,822,985)	(93,498,261)
Purchases of bank premises and equipment - net	(2,506,560)	(1,056,945)	(1,003,162)

Net cash (used in) provided by investing activities	(92,362,104)	41,312,032	(73,218,280)

FINANCING ACTIVITIES:
Increase (decrease) in demand and savings deposits	69,502,659	(39,123,762)	(88,307,654)
Increase (decrease) in time deposits	86,692,441	(197,120,601)	242,917,187
(Decrease) increase in other temporary borrowings	(136,031,328)	138,974,928	(18,557,896)
Proceeds from issuance of subordinated notes	—	—	10,000,000
Increase (decrease) in overnight sweep accounts payable, net	12,343,183	(58,412)	137,465
Cash dividends paid on common stock	(7,149,319)	(6,235,302)	(6,706,859)
Proceeds from the issuance of preferred shares and common stock warrant	36,842,000	—	—
Proceeds from shares issued under private placement	—	—	36,542,406
Private placement expenses	—	(252,735)	—
Proceeds from shares issued under the dividend reinvestment plan	2,978,143	2,984,149	3,313,558
Proceeds from shares issued pursuant to compensation awards	552,065	1,511,799	247,768

Net cash provided by (used in) financing activities	65,729,844	(99,319,936)	179,585,975

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,608,026	(109,830,659)	117,058,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	96,380,214	206,210,873	89,152,118

CASH AND CASH EQUIVALENTS AT END OF YEAR	$102,988,240	$96,380,214	$206,210,873

SUPPLEMENTAL DATA:
Interest paid	$29,210,190	$50,856,474	$43,227,466
Income taxes paid	$154,551	$9,452,122	$5,231,690
Loans transferred to held for sale	$9,821,577	$5,422,497	$—
Preferred dividends accrued but not paid	$127,923	$—	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2008, 2007 and 2006
	Preferred Stock	Common Stock	Warrant	Surplus	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance, January 1, 2006	$—	$60,097,130	$—	$56,424,544	($38,601,709)	($16,646,426)	($4,851,421)	$56,422,118
Comprehensive income:
Net income	—	—	—	—	11,493,879	—	—	11,493,879
Other comprehensive income, net of tax:
Unrealized holding gains (1)	—	—	—	—	—	—	—	748,973
Reclassification for losses (2)	—	—	—	—	—	—	—	43,159
Cash flow hedges (3)	—	—	—	—	—	—	—	216,144

Total other comprehensive income	—	—	—	—	—	—	1,008,276	1,008,276
Total comprehensive income	—	—	—	—	—	—	—	12,502,155
Private placement (2,250,000 shares)	—	11,250,000	—	25,292,406	—	—	—	36,542,406
Cash dividend ($.45 per share)	—	—	—	—	(5,050,609)	—	—	(5,050,609)
Shares issued under the dividend reinvestment plan (203,167 shares at 95% of market value)	—	1,015,835	—	2,297,723	—	—	—	3,313,558
Stock options exercised (21,223 shares)	—	106,115	—	141,653	—	—	—	247,768
Stock-based compensation (107,540 shares)	—	537,700	—	(418,116)	—	—	—	119,584
Stock issued under Directors’ Stock	—		—
Plan (2,847 shares)	—	14,235	—	29,295	—	—	—	43,530

Balance, December 31, 2006	—	73,021,015	—	83,767,505	(32,158,439)	(16,646,426)	(3,843,145)	104,140,510
Comprehensive income:
Net income	—	—	—	—	6,229,478	—	—	6,229,478
Other comprehensive income, net of tax:
Unrealized holding gains (1)	—	—	—	—	—	—	—	4,340,114
Reclassification for losses (2)	—	—	—	—	—	—	—	135,386
Cash flow hedges (3)	—	—	—	—	—	—	—	180,120

Total other comprehensive income	—	—	—	—	—	—	4,655,620	4,655,620
Total comprehensive income	—	—	—	—	—	—	—	10,885,098
Cash dividend ($.45 per share)	—	—	—	—	(6,235,302)	—	—	(6,235,302)
Shares issued under the dividend reinvestment plan (178,099 shares at 95% of market value)	—	890,495	—	2,093,654	—	—	—	2,984,149
Stock options exercised (357,025 shares less 138,721 shares exchanged as part of exercise)	—	1,091,520	—	420,279	—	—	—	1,511,799
Stock-based compensation expense	—	(21,290)	—	625,439	—	—	—	604,149
Private placement expenses	—	—	—	(252,735)	—	—	—	(252,735)

Balance, December 31, 2007	—	74,981,740	—	86,654,142	(32,164,263)	(16,646,426)	812,475	113,637,668
Comprehensive income:
Net income	—	—	—	—	1,806,603	—	—	1,806,603
Other comprehensive income, net of tax:
Unrealized holding losses (1)	—	—	—	—	—	—	—	(3,941)
Reclassification for losses (2)	—	—	—	—	—	—	—	3,711,855

Total other comprehensive income	—	—	—	—	—	—	3,707,914	3,707,914
Total comprehensive income	—	—	—	—	—	—	—	5,514,517
Issuance of preferred shares and common stock warrant	35,785,158	—	1,056,842	—	—	—	—	36,842,000
Accretion of discount on preferred shares	15,014	—	—	—	(15,014)	—	—	—
Cash dividend on common stock ($.50 per share)	—	—	—	—	(7,149,319)	—	—	(7,149,319)
Cash dividend on preferred stock (5%)	—	—	—	—	(127,923)	—	—	(127,923)
Shares issued under the dividend reinvestment plan (245,699 shares at 95% of market value)	—	1,228,495	—	1,749,648	—	—	—	2,978,143
Stock options exercised (96,390 shares less 36,381 shares exchanged as part of exercise)	—	300,045	—	252,020	—	—	—	552,065
Stock-based compensation (137,388 shares)	—	686,940	—	220,928	15,133	—	—	923,001
Stock issued under Directors’ Stock	—		—
Plan (51,451 shares)	—	257,255	—	1,107,742	—	(615,814)	—	749,183

Balance, December 31, 2008	$35,800,172	$77,454,475	$1,056,842	$89,984,480	($37,634,783)	($17,262,240)	$4,520,389	$153,919,335

(1) Net of taxes of $397,727, $2,450,248 and ($2,594) in 2006, 2007 and 2008, respectively.

(2) Net of taxes of ($26,316), ($83,221) and ($2,443,792) in 2006, 2007 and 2008, respectively.

(3) Net of taxes of $143,856 and $119,880 in 2006 and 2007, respectively.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations - The consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”). The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., SB Equipment Leasing Corp., formerly known as Studebaker-Worthington Leasing Corp., (“SB Equipment”) and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC. SB Portfolio is a fixed income portfolio management subsidiary that currently has no assets under management. On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment. SB Equipment and SB Financial were dissolved on December 29, 2008. State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.” All intercompany accounts and transactions have been eliminated.

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

Allowance for Loan and Lease Losses- The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans and leases are credited to the allowance. The balance in the allowance for loan and lease losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable incurred losses. To determine that level, management evaluates problem loans and leases based on the financial condition of the borrower, the value of collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and lease and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. While management utilizes all available information to estimate the adequacy of the allowance for loan and lease losses, the ultimate collectibility of a substantial portion of the loan and lease portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

Commercial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all non-accrual loans in excess of $250 thousand for impairment. Those with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans and leases, such as consumer and residential mortgages, are collectively evaluated for impairment.

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

Income Taxes - The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company recognizes deferred tax assets and liabilities that reflect the temporary differences between the financial accounting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could impact the Company’s consolidated financial condition or results of operations. As changes in tax laws and regulations are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Earnings Per Common Share - Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options and common stock warrants. These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits. For periods in which a loss is reported, the impact of stock options and common stock warrants is not considered as the result would be anti-dilutive.

For the Years Ended December 31,	2008	2007	2006

Net income	$1,806,603	$6,229,478	$11,493,879
Less: dividends accrued and acrretion of discount on preferred stock	(142,937)	—	—

Income attributable to common stockholders	$1,663,666	$6,229,478	$11,493,879
Average market price	$12.90	$17.49	$17.29
Weighted average common shares outstanding	14,148,957	13,738,101	11,227,278
Dilutive effect of stock options, restricted stock grants and common stock warrants	42,629	129,376	259,704

Adjusted common shares outstanding - diluted	14,191,586	13,867,477	11,486,982

Net income per common share - basic	$0.12	$0.45	$1.02
Net income per common share - diluted	$0.12	$0.45	$1.00
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	—	—
Other antidilutive potential shares not included in the calculation	434,590	454,923	314,965

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

Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation on a modified prospective basis with the fair value of any subsequent grants of stock-based compensation to be reflected in the income statement.

Accounting for Derivatives – From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized as other income, with the fair value for each individual swap offsetting the corresponding other. In the event of default, future changes in the fair value of these swap agreements are no longer offset and are recognized as income or loss as appropriate. The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk. The Company does not currently hold any derivative financial instruments for trading purposes.

Accounting for Bank Owned Life Insurance – The Bank is the beneficiary of a policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated balance sheets. Changes in the cash surrender value are recorded in other income.

Employee Benefit Plans - The Company has an Employee Stock Ownership Plan (the “ESOP”) which is a defined contribution plan covering substantially all full-time employees. Company contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. Employee 401(k) expense is the amount of Bank matching contributions. Deferred compensation plan expense allocates the benefits over years of service.

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

Adoption of New Accounting Standards - In 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted this standard on January 1, 2008. The impact of adoption was not material.

The FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company adopted this standard on January 1, 2008. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.” This FSP clarifies the application of FAS 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of the effective date of January 1, 2008.

In 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP. SAB No. 109 supersedes SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning on or after December 15, 2007. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which clarifies the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under revised SFAS No. 123, “Share-Based Payment.” The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified non-vested equity shares, non-vested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital (“APIC”). However, the dividend is not yet realized due to the Bank’s NOL carried-forward. Therefore, the unrealized income tax benefits from the dividend have not been recognized in APIC. Our adoption of EITF Issue No. 06-11 did not have a material impact on our financial condition or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Standards - In December 2007, the FASB issued revised SFAS No. 141, “Business Combination,” or SFAS No. 141(R). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. SFAS No. 141(R) also enhances the disclosure requirements for business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. SFAS No. 141(R) is effective for all business combinations closing on or after January 1, 2009 and may or may not have a significant impact on the Company’s accounting for business combinations on or after such date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. The adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Additionally, the accounting principles that were used before and after the application of SFAS No. 162 and the reasons why applying SFAS No. 162 resulted in a change in accounting principles are to be disclosed. SFAS No. 162 is not expected to result in any change in our accounting principles and, therefore, will not have a material impact on our financial condition or results of operations.

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

2. Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2008 and 2007, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2008
Securities Available for Sale:
Obligations of states and political subdivisions	$5,327,088	$33,926	$(704)	$5,360,310
Government Agency securities	22,538,511	835,036	—	23,373,547
Corporate debt securities	3,000,000	—	—	3,000,000
Collateralized debt obligations	5,864,999	—	—	5,864,999
Mortgage-backed securities and collateralized mortgage obligations:
FHLMC	229,014,250	4,391,402	(47,275)	233,358,377
FNMA	126,282,702	2,198,936	(23,012)	128,458,626
GNMA	15,855,155	128,321	(20,130)	15,963,346

Total Securities Available for Sale	$407,882,705	$7,587,621	$(91,121)	$415,379,205

December 31, 2007
Securities Available for Sale:
Obligations of states and political subdivisions	$18,140,263	$4,528	$(49,634)	$18,095,157
Government Agency securities	149,638,982	930,453	(35,148)	150,534,287
Corporate debt securities	3,009,980	—	(9,980)	3,000,000
Collateralized debt obligations	12,076,760	—	(576,761)	11,499,999
Mortgage-backed securities and collateralized mortgage obligations:
FHLMC	135,674,183	1,502,606	(403,665)	136,773,124
FNMA	72,766,460	581,887	(538,432)	72,809,915
GNMA	7,361,553	14,123	(38,856)	7,336,820
Other	1,213,666	—	(33,733)	1,179,933

Total Securities Available for Sale	$399,881,847	$3,033,597	$(1,686,209)	$401,229,235

The amortized cost and estimated fair value of securities available for sale at December 31, 2008, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Securities Available for Sale:
Due in one year or less	$4,127,088	$4,160,310
Due after one year through five years	12,849,177	13,554,837
Due after five years through ten years	10,889,334	11,018,710
Due after ten years	8,864,999	8,864,999

Subtotal	36,730,598	37,598,856
Mortgage-backed securities and collateralized mortgage obligations	371,152,107	377,780,349

Total Securities Available for Sale	$407,882,705	$415,379,205

In 2008, 2007 and 2006, gross gains of $302,134, $138,864 and $53,435 and gross losses of $254,586, $357,471 and $122,910, respectively, were recognized on the sale of securities available for sale.

At December 31, 2008 and 2007, the Company owned no securities held to maturity and no securities available for sale for one issuer, other than the U.S. Government and its agencies, in excess of 10% of stockholders’ equity.

Securities available for sale with an amortized cost of $387,863,531 and $354,176,700 and an estimated fair value of $395,286,148 and $356,060,061 at December 31, 2008 and 2007, respectively, were pledged for public deposits and short-term borrowings.

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

At December 31, 2008 the Company determined that two securities that have been in unrealized loss positions for greater than twelve months were impaired on an other-than-temporary basis (OTTI). The first, a $2 million trust preferred security issued by Capital One was rated Baa1 by Moody’s with similar ratings by other rating agencies. Management, after considering the current economic environment and the potential impact on Capital One’s consumer focused business, determined that they no longer have the intent to continue holding this security for a period sufficient to recover its carrying value. An OTTI charge of $1,028,195 was recorded reducing the securities carrying value to 52% of par after considering recent trades on this and similar securities. Following year-end this security was sold for an immaterial loss from its reduced value.

The second OTTI security is a $10 million collateralized debt obligation (CDO) backed by a portfolio of bank-only pooled trust preferred securities. During the fourth quarter this security was downgraded by Moody’s to B2 which is below investment grade and considered highly speculative. After considering the ratings down-grade and the current economic environment facing banks included in the collateral pool, management determined that they no longer have the intent to hold this security for a period sufficient for it to recover its carrying value. Management determined that the current market for this CDO is very illiquid with few trades occurring. To determine a current fair value management retained an independent valuation expert to assist in projecting expected cash flows and determining an appropriate discount rate. Following a review of the valuation report, an OTTI charge of $5,175,000 was recorded reducing this investment to 48.25% of par.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

December 31, 2008
Securities available for sale:
Obligations of states and political subdivisions	$(704)	$125,000	$—	$—	$(704)	$125,000
Mortgage-backed securities and collateralized mortgage obligations:
FHLMC	(33,540)	10,705,583	(13,735)	3,265,727	(47,275)	13,971,310
FNMA	(1,999)	504,953	(21,013)	3,106,042	(23,012)	3,610,995
GNMA	(20,130)	2,976,562	—	—	(20,130)	2,976,562

Total securities available for sale	$(56,373)	$14,312,098	$(34,748)	$6,371,769	$(91,121)	$20,683,867

December 31, 2007
Securities available for sale:
Obligations of states and political subdivisions	$(48,137)	$4,770,744	$(1,497)	$124,943	$(49,634)	$4,895,687
Government Agency securities	(11,748)	11,987,830	(23,400)	14,976,600	(35,148)	26,964,430
Corporate debt securities	(9,981)	3,000,000	—	—	(9,981)	3,000,000
Collateralized debt obligations	—	—	(576,760)	11,500,000	(576,760)	11,500,000
Mortgage-backed securities and collateralized mortgage obligations:
FHLMC	(752)	721,991	(402,913)	30,873,800	(403,665)	31,595,791
FNMA	(16,645)	1,437,042	(521,787)	38,756,472	(538,432)	40,193,514
GNMA	(1,718)	341,934	(37,138)	5,261,228	(38,856)	5,603,162
Other	—	—	(33,733)	1,179,933	(33,733)	1,179,933

Total securities available for sale	$(88,981)	$22,259,541	$(1,597,228)	$102,672,976	$(1,686,209)	$124,932,517

The securities that have been in a continuous loss position for 12 months or longer at December 31, 2008 are categorized as: (1) adjustable rate mortgage-backed securities totaling $2,128,443 and (2) fixed rate mortgage-backed securities totaling $4,243,326. The market value, and therefore the loss position, for each type of security responds differently to market conditions. In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

The market value for fixed rate securities changes inversely with changes in interest rates. When interest rates are falling, the market value of fixed rate securities will appreciate, whereas in a rising interest rate environment, the market value of fixed rate securities will depreciate. The market value of fixed rate securities is also affected with the passage of time. As a fixed rate security approaches its maturity date, the market value of the security typically approaches its par value.

3. Loans and Leases – Net

At December 31, 2008 and 2007, net loans and leases consisted of the following:

	2008	2007

Commercial and industrial	$398,252,641	$322,574,801
Real estate - commercial mortgage	485,336,068	383,960,210
Real estate - residential mortgage	104,280,360	102,467,899
Real estate - commercial construction	64,465,322	50,483,504
Real estate - residential construction	58,106,263	95,002,071
Lease receivables	—	66,476,136
Loans to individuals	5,620,003	11,723,882
Tax exempt and other	6,477,559	8,320,893

Loans and leases - net of unearned income	1,122,538,216	1,041,009,396
Less: Allowance for loan and lease losses	18,668,451	14,704,864

Loans and leases - net	$1,103,869,765	$1,026,304,532

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York. It is the Bank’s policy to spread risk among a broad range of industries and to monitor concentration and associated levels of risk on an ongoing basis. As of December 31, 2008, 2007 and 2006, the concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $160,921,000, $159,510,000 and $131,891,000, respectively, to building construction contractors and $274,212,000, $150,896,000 and $164,963,000, respectively, to real estate operators, lessors and developers. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $1,135,040, $3,039,982 and $2,742,441 at December 31, 2008, 2007 and 2006, respectively. New loans totaling $1,058,445, $1,696,992 and $1,327,448 were extended and payments of $2,963,387, $1,399,451 and $1,507,817 were received during 2008, 2007 and 2006, respectively, on these loans.

Activity in the allowance for loan and lease losses for the three years ended December 31, 2008 is as follows:

	2008	2007	2006

Balance, January 1	$14,704,864	$16,411,925	$15,716,960
Adjustment due to sale of SB Equipment assets	(2,002,155)	—	—
Provision charged to income	17,225,744	4,463,500	2,489,998
Charge-offs	(11,588,804)	(6,555,396)	(2,172,713)
Recoveries	328,802	384,835	377,680

Balance, December 31	$18,668,451	$14,704,864	$16,411,925

As of December 31, 2008, 2007 and 2006, the recorded investment in loans and leases that are considered to be impaired is summarized below.

	2008	2007	2006

Impaired loans with related allowances for loss	$11,908,500	$3,734,156	$1,490,677
Allowance for loan loss specifically allocated to impaired loans	(1,954,590)	(1,537,256)	(775,323)

	9,953,910	2,196,900	715,354
Impaired loans with no related allowance for loan loss	—	287,778	—

Net impaired loans	$9,953,910	$2,484,678	$715,354

Average impaired loan and lease balance	$12,007,748	$5,746,758	$3,035,134
Interest income recognized on impaired loans and leases	$87,615	$16,198	$236,499

At December 31, 2008, 2007 and 2006, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $16,071,672, $5,791,733 and $2,177,456, respectively. Interest income would have been approximately $951,000, $459,000 and $78,000 greater in 2008, 2007 and 2006 respectively, had these loans and leases been current. Interest income on total non-accrual loans and leases, which is recorded only when received, amounted to approximately $68,000, $19,000, and $117,000 for 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, there were no restructured loans and leases still accruing interest. At December 31, 2008, 2007 and 2006, loans and leases 90 days or more past due and still accruing interest totaled $2,500, $28,429 and $13,258, respectively.

At December 31, 2008, 2007 and 2006, commercial real estate mortgages of $179,761,252, $179,709,211 and $175,513,714, respectively, were pledged as collateral for borrowings from the FHLB.

4. Bank Premises and Equipment – Net

At December 31, 2008 and 2007, Bank premises and equipment consisted of the following:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value

December 31, 2008:
Building	$2,803,628	$1,555,667	$1,247,961
Leasehold improvements	6,222,283	3,320,858	2,901,425
Furniture and fixtures	5,251,725	4,063,042	1,188,683
Computer equipment and software	5,811,664	4,461,301	1,350,363

Total	$20,089,300	$13,400,868	$6,688,432

December 31, 2007:
Building	$2,770,101	$1,444,596	$1,325,505
Leasehold improvements	4,922,028	2,631,826	2,290,202
Furniture and fixtures	5,144,318	3,993,128	1,151,190
Computer equipment and software	5,219,043	4,208,447	1,010,596

Total	$18,055,490	$12,277,997	$5,777,493

Depreciation expense totaled $1,595,621, $1,322,902 and $1,130,716 for the years ended December 31, 2008, 2007 and 2006, respectively.

5. Other Assets

At December 31, 2008 and 2007, other assets consisted of the following:

	2008	2007

Interest receivable - investments	$2,673,981	$3,902,034
Interest receivable - loans and leases	4,205,448	4,478,798
Prepaid expenses	2,068,592	1,631,413
Principal receivable - Mortgage-backed securities	713,397	—
Gross positive fair value of derivative contracts	3,132,311	987,924
Other	1,568,050	3,910,469

Total	$14,361,779	$14,910,638

6. Deposits

At December 31, 2008 and 2007, certificates of deposit of $100 thousand or more were $300,292,328 and $225,973,949, respectively. Scheduled maturities of all certificates of deposit are as follows:

2009	$467,256,495
2010	32,874,183
2011	14,344,611
2012	1,976,491
2013	715,476

Total	$517,167,256

7. Lines Of Credit and Other Temporary Borrowings

As of December 31, 2008 and 2007, correspondent banks extended unsecured lines of credit aggregating $82,000,000 to the Bank for the purchase of federal funds and for foreign exchange transactions. Federal funds purchased generally mature within one to seven days from the transaction date. Securities sold under agreements to repurchase mature within three years.

In addition to the above, the Bank may use a secured line of credit with the FHLB for overnight funding or on a term basis to match fund asset purchases. Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $210,000,000 of collateral, including approximately $180,000,000 in commercial real estate mortgages, it currently has pledged at FHLB, approximately $136,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

On June 6, 2006, the Company entered into a revolving credit agreement with a correspondent bank. Under the agreement, the correspondent bank had made available to the Company a revolving line of credit of up to $10,000,000. At December 31, 2007, no amount was outstanding under the agreement. During 2008 the company exited this agreement.

On August 14, 2008 the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a different correspondent bank. Under the Credit Agreement, the correspondent bank has made available to the Company a revolving line of credit of up to $15,000,000. At December 31, 2008, no amount was outstanding. All amounts outstanding under the Credit Agreement will bear interest at a rate equal to LIBOR plus a margin assessed on a sliding scale between 110 and 140 basis points. The margin is based on the Company’s non-performing asset ratio and return on average assets ratio. The Credit Agreement provides for certain customary affirmative and negative covenants and events of default, including but not limited to limitations on other encumbrances, other indebtedness, mergers, acquisitions, asset sales, and investments. In addition, the Bank must maintain its categorization as “well-capitalized” as defined in the “Regulatory Matters” footnote.

The following summarizes borrowed funds at December 31, 2008 and 2007:

	Outstanding at December 31,		Average Amount Outstanding		Weighted-Average Interest Rate on Average Amount Outstanding

	2008	2007	2008	2007	2008	2007

Federal funds purchased	—	—	$6,129,000	$7,196,000	2.72%	5.31%
Securities sold under agreements to repurchase	$3,000,000	—	$2,008,000	—	1.88%	—
FHLB - overnight and term	—	$139,000,000	$110,915,000	$103,093,000	2.52%	5.13%
Obligations under equipment lease financing	—	$31,328	$11,000	$45,000	8.50%	11.52%

For securities sold under agreements to repurchase, the following table provides additional information:

	2008	2007

Maximum outstanding at any month end	$3,000,000	—

Weighted-average interest rate on balance, December 31,	1.88%	—

Of the total borrowings outstanding at December 31, 2008, required payments of $2,000,000 and $1,000,000 will be made in 2009 and 2011, respectively.

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

In 2003, State Bancorp Capital Trust II (“Trust II”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities. The coupon rate is three-month LIBOR plus 285 basis points and is reset quarterly. Trust II’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the capital securities of Trust II were utilized by Trust II to invest in $10,000,000 of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 285 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust II. The Company has the right to optionally redeem the debentures prior to the maturity date of January 23, 2034 at par. Due to the Company’s participation in the Treasury’s Capital Purchase Program, permission must be obtained from the Treasury in order to call these securities.

In 2002, State Bancorp Capital Trust I (“Trust I”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10,000,000 of capital securities. The coupon rate is three-month LIBOR plus 345 basis points and is reset quarterly. Trust I’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the capital securities of Trust I were utilized by Trust I to invest in $10,000,000 of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 345 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust I. The Company has the right to optionally redeem the debentures prior to the maturity date of November 7, 2032 at par. Due to the Company’s participation in the Treasury’s Capital Purchase Program, permission must be obtained from the Treasury in order to call these securities.

Trust I and II are unconsolidated wholly owned subsidiaries of the Company, have no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company. Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive quarters each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures. The weighted-average interest rate on all of the Company’s junior subordinated debentures was 6.22% in 2008 and 8.46% in 2007.

9. Income Taxes

The components of income tax expense for the years ended December 31, 2008, 2007 and 2006, are as follows:

	2008	2007	2006

Federal:
Current	$3,881,944	$(13,204,782)	$5,572,340
Deferred	(4,089,172)	18,287,655	(594,418)

Subtotal	(207,228)	5,082,873	4,977,922

State:
Current	(342,061)	(376,803)	10,519,922
Deferred	1,000,391	(1,770,528)	819,088

Subtotal	658,330	(2,147,331)	11,339,010

Total	$451,102	$2,935,542	$16,316,932

Total income tax expense was different from the amounts computed by applying the statutory federal income tax rate to income before income taxes due to the following:

	2008		2007		2006

	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax expense at statutory rate	$790,198	35.0%	$3,207,757	35.0%	$9,733,784	35.0%
Surtax exemption	(22,577)	(1.0)	(91,650)	(1.0)	(278,108)	(1.0)
(Reduction) increase in taxes resulting from:
Tax-exempt interest on investments, net of interest expense disallowed	(133,317)	(5.9)	(214,525)	(2.3)	(250,115)	(0.9)
Bank owned life insurance	(303,055)	(13.4)	(379,305)	(4.1)	(343,768)	(1.2)
ESOP dividends	(230,309)	(10.2)	(201,708)	(2.2)	(193,981)	(0.7)
State income tax - net of Federal tax benefit	434,497	19.3	(248,690)	(2.7)	7,483,746	26.9
Goodwill impairment	—	—	812,880	8.9	—	—
Other	(84,335)	(3.8)	50,783	0.4	165,374	0.6

Income tax expense	$451,102	20.0%	$2,935,542	32.0%	$16,316,932	58.7%

At December 31, 2008 and 2007, the deferred tax assets and liabilities are composed of the following:

December 31,	2008	2007

Deferred tax assets:
Net operating loss carryforward	$10,064,728	$11,948,717
Allowance for loan and lease losses	7,440,987	5,858,637
OTTI	2,472,468	—
Bank premises and equipment	406,973	291,547
Accrued expenses	350,806	400,558
Deferred fees	344,618	178,916
Other	159,540	307,475

Subtotal	21,240,120	18,985,850

Deferred tax liabilities:
Unrealized holding gain on securities available for sale	(2,976,111)	(534,913)
Equity compensation plans	(109,340)	(311,409)
Prepaid expenses	(12,301)	(146,514)
Leasing activities	—	(498,171)

Subtotal	(3,097,752)	(1,491,007)

Net deferred tax assets	$18,142,368	$17,494,843

As of December 31, 2008, the Company had deferred tax assets arising from deductible temporary differences and tax losses before being offset against certain deferred liabilities for presentation on the Company’s balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need and amount for a valuation allowance account. The deferred tax assets and liabilities are netted and presented in a single amount as net deferred income taxes in the accompanying consolidated balance sheets.

Effective January 1, 2007, the Company included earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State taxes. The impact of this inclusion for the years ended December 31, 2008 and 2007 was immaterial to the financial statements and earnings per share.

In December 2007, the Company executed tax closing agreements with the New York State and local taxation authorities which constituted a final and conclusive settlement of the previously reported audit covering the 1999-2006 period. The final settlement was for an amount less than the reserve previously accrued in the fourth quarter of 2006 and resulted in a reduction of the Company’s year ended December 31, 2007 provision for income taxes and effective tax rate for the year ended December 31, 2007. The effective tax rate in 2007 was impacted negatively by the non-deductible $2.4 million non-cash goodwill impairment accounting charge.

As of December 31, 2008, the Company has recorded an allowance of $32,000 for an uncertain tax position related to determination of state nexus for various states other than New York. Upon audit by these states, the Company may be obligated to pay a cumulative total between $24,000 and $32,000 in additional taxes, interest and penalties. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. This allowance is not likely to change by a significant amount within the next year. In the event of subsequent recognition, the entire amount recognized would have an immaterial impact on the Company’s effective tax rate.

To date, the Company has not been audited on this tax position. Accordingly, the past three years of the state income tax returns are subject to examination in various states other than New York.

The Company has available at December 31, 2008, $21.6 million of unused operating loss carryforwards that may be applied against future taxable income and is expected to expire in the year 2027.

10. Stock-Based Compensation

Incentive Stock Options - Under the terms of the Company’s incentive stock option plans adopted in April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company’s common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant. Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant. Any optionee-owned stock may be used in full or partial payment of the exercise price and shall be valued at the fair market value of the stock on the date of exercise of the option.

No incentive stock options were granted during 2008, 2007 and 2006. At December 31, 2008, incentive stock options for the purchase of 330,914 shares were outstanding and exercisable. The total intrinsic value of options exercised for the twelve months ended December 31, 2008, 2007 and 2006 is $292,899, $2,515,923 and $139,058, respectively. The total cash received from option exercises for the twelve months ended December 31, 2008, 2007 and 2006 is $552,065, $1,511,799 and $247,768, respectively, excluding the tax benefit realized for the twelve months ended December 31, 2008, 2007 and 2006 of $37,069, $69,800 and $30,703, respectively. In exercising those options, certain employees paid their option exercise price in full or in part by surrendering 36,381 shares at a fair market value of $509,408 during 2008 and 138,721 shares at a fair market value of $2,633,321 during 2007. The total exercisable shares at December 31, 2008 had an intrinsic value of $29,395. A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding - January 1, 2008	593,137	$14.89
Granted	—	—
Exercised	(96,390)	11.01
Cancelled or forfeited	(165,833)	16.41

Outstanding - December 31, 2008	330,914	$15.26

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of December 31, 2008:

Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price

$8.25 - $10.33	96,960	1.5 years	$9.88	96,960	$9.88
$12.45 - $13.61	102,977	3.7 years	13.07	102,977	13.07
$19.16	63,297	5.2 years	19.16	63,297	19.16
$22.63	67,680	6.1 years	22.63	67,680	22.63

	330,914	3.8 years	$15.26	330,914	$15.26

Restricted Stock Awards - Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During 2008, the Company awarded 167,584 shares of restricted stock to certain key employees. Of those shares awarded, 147,461 shares are scheduled to vest one-third on each of the third through fifth anniversaries of the award date and 20,123 shares vested immediately. Based on an estimated forfeiture rate, approximately 108,000 shares are expected to vest over the five year period. Of the restricted stock previously awarded in September 2006, 8,500 shares are expected to vest in full in September 2009. The fair value of restricted stock awards vested during 2008 was $259,989. No restricted stock awards vested during 2007. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unearned compensation cost related to nonvested shares of restricted stock is $1,513,668 to be expensed over the remaining period of 4.0 years. For the years ended December 31, 2008, 2007 and 2006, $184,214, $125,349 and $39,784,

respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the years ended December 31, 2008, 2007 and 2006 of $36,843, $40,112 and $23,353, respectively.

A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - January 1, 2008	19,670	$19.95
Granted	167,584	13.05
Vested	(20,123)	12.92
Cancelled or forfeited	(30,196)	15.60

Nonvested - December 31, 2008	136,935	$13.50

At December 31, 2008, 481,405 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation– In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years. The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%; (2) expected volatility 34.7%; (3) risk-free interest rate 4.57%; and (4) expected life of options 7.3 years. At December 31, 2008, 65,898 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at December 31, 2008 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the years ended December 31, 2008 and 2007 was $200,981 and $274,650, respectively. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - January 1, 2008	62,707	$17.94
Granted	—	—
Vested	(16,724)	17.94
Cancelled or forfeited	—	—

Nonvested - December 31, 2008	45,983	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,356,600 and will be expensed over the weighted-average remaining vesting period of 2.8 years. For the years ended December 31, 2008, 2007 and 2006, $478,800, $478,800 and $79,800 were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

11. Employee Benefit Plans

The Bank has an ESOP which is a defined contribution plan covering substantially all full-time employees. Bank contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. Employees become 20% vested after two years of employment, with an additional 20% vesting each year. Full vesting takes place upon the completion of six years of employment. Employee contributions are not permitted. At December 31, 2008, the ESOP had all of its assets invested in the Company’s common stock and cash. The Bank funds all amounts when due. At December 31, 2008 and 2007, the number of shares of stock held by the ESOP totaled 1,323,077 and 1,383,930, respectively. None of the allocated shares are subject to a repurchase obligation. Contributions under the ESOP charged to operations amounted to $1,404,823, $1,459,347 and $1,446,286 in 2008, 2007 and 2006, respectively.

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”), which covers substantially all full-time employees. Employees may elect to contribute up to 16% (or up to 35% for employees with annual earnings less than $100,000) of their annual gross compensation to the 401(k) Plan, and the Bank will fully match the employee’s contribution for the first 1% of gross annual compensation and will match one-half of additional employee contributions to a maximum of 3.5%. Employees are fully vested in both their own and the Bank’s contributions. Bank contributions under the 401(k) Plan amounted to $521,721, $489,179 and $481,683 in 2008, 2007 and 2006, respectively. The Bank funds all amounts when due. At December 31, 2008, contributions to the 401(k) Plan were invested in various bond, equity, stable value or diversified funds as directed by each employee.

The Bank has nonqualified deferred compensation plans (the “Plans”) for certain officers for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. Bank contributions under the Plans totaled $49,899, $48,329 and $63,729 in 2008, 2007 and 2006, respectively.

12. Commitments and Contingent Liabilities

Leases - The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are:

2009	$3,286,462
2010	3,295,387
2011	2,582,460
2012	1,377,919
2013	974,250
Remainder to 2019	3,993,847

Total	$15,510,325

Rent expense was approximately $3,500,000, $3,380,000, and $3,098,000 for 2008, 2007 and 2006, respectively.

Directors’ Stock Plan - The Company approved a Directors’ Stock Plan (the “1998 DSP”) in 1998 for each outside director and the secretary to the Board of Directors that expired in April 2008. Pursuant to the 1998 DSP, each participant received an award of share credits in the period 1999 - 2004. Effective annually as of January 1, 2005, each participant was granted an award of share credits in respect to the preceding year in an amount equal to $14,000 divided by the market value of one share of stock as of the last reported sale price on the last day of the calendar year. All awards are pro-rated where a participant did not serve for all of the preceding year. After termination of service as a director or secretary, all awards are paid in shares of stock to the participant, or, in the case of death, to his or her designated beneficiary or estate. During 2008, a total of 9,842 shares were distributed to retired directors and 41,609 shares, awarded to participating directors, were transferred to a Rabbi Trust to be distributed in January 2009.

During 2008, the Bank charged approximately $159,000 to operations related to this Plan. During 2007, the Bank credited approximately $30,000 to operations related to this Plan and during 2006 the Bank charged approximately $205,000 to operations related to this Plan.

In 2008, the Company adopted a new Directors’ Stock Plan (the “2008 DSP”) for each outside director and provides for the award of up to 1,500 shares annually of the Company’s stock to participating directors. The 2008 DSP replaces the 1998 DSP that expired in April 2008. Pursuant to the 2008 DSP, for the initial calendar year beginning on May 1, 2008, a total of 10,625 share grants were awarded to eleven outside directors during 2008. All grants may be pro-rated where a participant does not serve for the entire year. The 2008 DSP will expire in April of 2018 and the maximum aggregate number of shares of stock which may be issued under the 2008 DSP is 200,000 shares. During 2008, the Bank charged approximately $135,000 to operations related to the 2008 DSP.

Severance Commitments - The Company has change of control employment agreements (the “Agreements”) for certain key executives. The Agreements provide for certain rights accruing to participants in the event of a termination of the participant’s employment within one year after a change in control of the Company. These rights include a cash payment and the continuation of certain employee benefits. In addition, all stock-based compensation awards held by a participant will become fully vested. In the event that the participant enters into an employment contract, as defined in the Agreements, all rights to the severance payment and other benefits set forth above will terminate. No amounts have been paid or accrued under the Agreements. Pursuant to the Letter Agreement dated December 5, 2008 and the Securities Purchase Agreement between the Company and the Treasury, Mr. O’Brien and each of the Company’s senior executive officers (as defined in the Securities Purchase Agreement) entered into an amendment to their change of control agreements in 2008 to provide for a recovery of any bonus or incentive compensation paid to such senior executive officers based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate. In addition, pursuant to such amendment, payments to Mr. O’Brien and the Company’s senior executive officers in the event of involuntary discharge or resignation with good reason while the Treasury owns any debt or equity position in the Company arising from the Securities Purchase Agreement will be limited, if applicable, to less than three times the average compensation for the prior five years.

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

In the event that Mr. O’Brien’s employment is terminated without cause or he resigns with good reason in the absence of a change in control, he is entitled to receive a cash severance payment equal to two times the sum of the most recent year’s incentive award and base salary rate, all stock options and restricted stock awards vest and life and health insurance is continued until age 65. If he is terminated without cause or resigns with good reason following a change in control, he is entitled to receive a cash severance payment equal to three times the sum of annual salary plus target bonus amount, the most recent year’s annual incentive is paid, all stock options and restricted stock awards vest and life insurance is continued until age 65. Vesting of stock options and restricted stock will be accelerated in the event of death and will continue to vest as if employment had not terminated in the event of disability. No cash severance payments are due in the event of termination of employment as a result of death, disability, discharge with cause or voluntary resignation without good reason. Pursuant to the Securities Purchase Agreement between the Company and the Treasury, payments to Mr. O’Brien and the Company’s senior executive officers (as defined in the Securities Purchase Agreement) in the event of involuntary discharge or resignation with good reason while the Treasury owns any debt or equity position in the Company arising from the Securities Purchase Agreement will be limited, if applicable, to less than three times the average compensation for the prior five years.

Pending Claims and Contingent Liabilities – The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

Other - The Bank is required to maintain balances with the Federal Reserve Bank of New York to satisfy reserve requirements. These balances averaged approximately $5,534,000 and $1,557,000 in 2008 and 2007, respectively.

13. State Bancorp, Inc. (Parent Company Only)

Certain condensed financial information follows (dollars in thousands):

December 31,	2008	2007

BALANCE SHEET
Assets:
Cash	$5,304	$1,678
Receivable - current income taxes	230	13,938
Dividends receivable and other assets	2,596	1,179
Investment in the Bank	176,160	140,313
Investment in the Trusts	626	629

Total Assets	$184,916	$157,737

Liabilities:
Subordinated notes	$10,000	$10,000
Junior subordinated debentures	20,620	20,620
Dividends payable and other liabilities	377	13,479

Total Liabilities	30,997	44,099

Stockholders’ Equity:
Preferred stock	35,800	—
Common stock	77,454	74,982
Warrant	1,057	—
Surplus	89,985	86,654
Retained deficit	(37,635)	(32,164)
Treasury stock	(17,262)	(16,646)
Accumulated other comprehensive income, net of taxes	4,520	812

Total Stockholders’ Equity	153,919	113,638

Total Liabilities and Stockholders’ Equity	$184,916	$157,737

For the years ended December 31,	2008	2007	2006

INCOME STATEMENT
Dividends from the Bank, net of expenses	$5,319	$3,584	$5,083
Interest expense on temporary borrowings	9	37	165
Interest expense on subordinated notes	925	922	516
Interest expense on junior subordinated debentures	1,349	1,875	1,839
Benefit for income taxes	(772)	(949)	—
(Distributions in excess of earnings) equity in the undistributed earnings of the Bank and the Trusts	(2,001)	4,530	8,931

Net Income	$1,807	$6,229	$11,494

CASH FLOWS
Operating Activities:
Net income	$1,807	$6,229	$11,494
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	923	604	120
Directors’ stock plan expense	293	(30)	205
Decrease (increase) in receivable - current income taxes	13,708	(13,938)	—
(Increase) decrease in other assets	(1,417)	288	917
(Decrease) increase in other liabilities	(12,774)	12,412	34
Distributions in excess of earnings (equity in the undistributed earnings of the Bank and the Trusts)	2,001	(4,530)	(8,931)

Net cash provided by operating activities	4,541	1,035	3,839

Financing Activities:
Proceeds from issuance of subordinated notes	—	—	10,000
Cash dividends paid on common stock	(7,149)	(6,235)	(6,707)
Proceeds from issuance of preferred shares and common stock warrant	36,842	—	—
Proceeds from issuance of common stock	3,530	4,496	3,561
Proceeds from shares issued under private placement	—	—	36,542
Private placement expenses	—	(253)	—
Capital contribution to the Bank	(34,179)	—	(45,188)
Return of capital from the Trusts	41	54	51

Net cash used in financing activities	(915)	(1,938)	(1,741)

Net changes in cash	3,626	(903)	2,098
Cash at beginning of year	1,678	2,581	483

Cash at End of Year	$5,304	$1,678	$2,581

SUPPLEMENTAL DATA:
Preferred dividends accrued but not paid	$128	$—	$—

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2008 and 2007, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $262,721,000 and $319,939,000, respectively. Approximately $212,931,000 and $276,059,000 of these commitments were at variable rates and $49,790,000 and $43,880,000 were at fixed rates, including LIBOR-based loans, at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the fixed rate commitments had interest rates ranging from approximately 2.40% to 8.92% and 5.74% to 9.88%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. Most letters of credit expire within one year. At December 31, 2008 and 2007, the Bank had letters of credit outstanding of approximately $17,039,000 and $16,153,000, respectively. At December 31, 2008, the uncollateralized portion was approximately $2,918,000.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed. At December 31, 2008 and 2007, the total gross notional amount of swap transactions outstanding was $27,828,473 and $43,246,210 respectively.

On September 15, 2008 and October 3, 2008, respectively, Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing. The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009. As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer transactions no longer offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584,000 in the third quarter of 2008. These transactions have a total notional value of $11 million at December 31, 2008. Future changes in the fair value of these swap agreements will no longer be offset and will be recognized as income or loss as appropriate. For the twelve months ended December 31, 2007 and 2006 and for the first six months of 2008, neither income nor losses associated with interest rate swap transactions were material to the financial statements. The Company recorded a gain of $1.1 million related to the change in value of the swaps that were formerly offset with Lehman Special Financing in the fourth quarter 2008.

In 2005, the Bank terminated two interest rate swap agreements that hedged a portion of the interest rate variability in its portfolio of prime rate loans in support of enhancing its interest rate sensitivity position. The entire cost to unwind the swap agreements was fully amortized at December 31, 2007, and thus no expenses were recognized during the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the Company recognized $300,000 and $360,000, respectively, of such expenses.

15. Fair Value

Fair value estimates are made as of a specific point in time based on the characteristics of financial instruments and market information. Where available, quoted market prices are used. However, markets do not exist for a portion of the Company’s financial instruments and, as a result, fair value estimates require judgments regarding future cash flows. These judgments are subjective in nature, involve uncertainties and therefore may change significantly at future measurement dates. The fair value information that follows is intended to supplement, but not replace, the basic consolidated financial statements and other traditional financial data presented throughout this report. The calculation of estimated fair values is based on market conditions at December 31, 2008 and 2007 and is not reflective of current or future fair values. Furthermore, the value of long-term relationships with depositors is not reflected. The value of those relationships is significant.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents - For cash and cash equivalents (due from banks, federal funds sold and securities purchased under agreements to resell), the carrying amount is a reasonable estimate of fair value.

Accrued Interest Receivable - For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Federal Home Loan Bank and Other Restricted Stock – Determining the fair value of Federal Home Loan Bank stock is not practicable due to restrictions placed on its transferability. For other restricted stock, the carrying amount is a reasonable estimate of fair value.

Loans and Leases - For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

At December 31,	2008		2007

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$102,988	$102,988	$96,380	$96,380
Accrued interest receivable	6,879	6,879	8,381	8,381
Federal Home Loan Bank and other restricted stock	1,823	1,823	8,054	8,054
Loans and leases - net of the allowance for loan and lease losses	1,103,870	1,132,185	1,026,305	1,031,151

Total	$1,215,560	$1,243,875	$1,139,120	$1,143,966

Financial liabilities:
Deposits	$1,481,048	$1,367,381	$1,329,939	$1,331,154
Subordinated notes	10,000	12,113	10,000	10,996
Junior subordinated debentures	20,620	20,640	20,620	20,636
Accrued interest payable	1,433	1,433	2,070	2,070
Temporary borrowings	3,000	3,000	139,000	139,000

Total	$1,516,101	$1,404,567	$1,501,629	$1,503,856

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

For the Company’s securities available for sale, the estimated fair value equals quoted market price, if available (Level 1 inputs). If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities (Level 2 inputs). Collateralized debt obligations which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, but the decline in the level of observable inputs and market activity in this class of investments has been significant and may result in unreliable external pricing. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs. Our derivative instruments consist of interest rate swap transactions with customers on loans. As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs). The market value adjustment of the derivatives considers the credit risk of the counterparties to the transaction and the effect of any credit enhancements related to the transaction. The fair value of loans held for sale and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Unobservable inputs are typically significant and result in a Level 3 classification for determining fair value of loans held for sale and impaired loans.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Other Observable Inputs (Level 2)	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$415,379,205	$409,514,206	$5,864,999
Derivatives	$1,631,453	$1,631,453	$—

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Available for sale securities

Beginning balance, January 1, 2008	$—
Other than temporary impairment	(6,203,195)
Included in other comprehensive income	—
Transfers in and/or out of Level 3	12,068,194

Ending balance, December 31, 2008	$5,864,999

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$9,953,910	$9,953,910
Loans held for sale	$5,321,577	$5,321,577

Impaired loans had a principal amount of $11,908,500, with a valuation allowance of $1,954,590 at December 31, 2008. There was a provision for losses on these loans of $1,742,004 for the twelve months ended December 31, 2008. (See also the “Loans and Leases – Net” footnote.) Loans held for sale, which are carried at the lower of cost or fair value, were written down to fair value of $5,321,577 resulting in a valuation allowance of $2,568,587 which was charged to earnings during the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of December 31, 2008 and December 31, 2007. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Tier I Capital to Total Adjusted Average Assets (Leverage):
The Company	$154,081	9.38%	$65,721	4.00%	N/A	N/A
The Bank	$156,322	9.52%	$65,685	4.00%	$82,106	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$154,081	12.03%	$51,212	4.00%	N/A	N/A
The Bank	$156,322	12.22%	$51,185	4.00%	$76,777	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$180,118	14.07%	$102,424	8.00%	N/A	N/A
The Bank	$172,350	13.47%	$102,369	8.00%	$127,961	10.00%

As of December 31, 2007:
Tier I Capital to Total Adjusted Average Assets (Leverage):
The Company	$119,900	7.03%	$68,210	4.00%	N/A	N/A
The Bank	$126,575	7.43%	$68,168	4.00%	$85,209	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$119,900	10.04%	$47,775	4.00%	N/A	N/A
The Bank	$126,575	10.62%	$47,673	4.00%	$71,510	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$144,605	12.11%	$95,551	8.00%	N/A	N/A
The Bank	$141,280	11.85%	$95,347	8.00%	$119,183	10.00%

In December 2008, the Treasury purchased 36,842 shares of the Company’s Series A Preferred Stock with a redemption and liquidation value of $36,842,000 and an initial annual dividend of 5% for five years and 9% thereafter. When originally issued, the preferred stock could not be redeemed for a period of three years from the date of the investment, except with the proceeds from a qualified equity offering (the sale by the Company of common or preferred stock for cash). After the third anniversary of the date of this investment, the preferred stock could be redeemed, in whole or in part, at any time, at the option of the Company. However, pursuant to the ARRA, subject to approval by the Treasury and the Company’s federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period. The preferred stock qualifies as Tier I capital for regulatory reporting purposes.

The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $5,526,300 or 15% of the preferred stock investment. The warrant is immediately exercisable and expires in ten years. The Company allocated $1,056,842 of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. $15,014 of the discount was accreted to preferred stock during 2008.

The Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011. Furthermore, the ARRA prohibits the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees. This prohibition does not apply to the granting of restricted stock, provided that the stock does not fully vest during the time the Treasury owns any debt or equity acquired under the CPP (unless the only securities outstanding are warrants acquired under the CPP) and the amount of restricted stock granted does not have a value greater than one-third of the total annual compensation of the recipient. In addition, the ARRA prohibits the payment of any severance or payment to any NEO or any of the next five (5) most highly-compensated employees for departure from the Company for any reason except for payments relating to services already performed or benefits previously accrued. The ARRA provides that CPP participants shall be subject to the standards established by the Secretary of the Treasury implementing the above mentioned limitations and directs the Secretary to require each recipient of CPP funds to meet appropriate standards for executive compensation. Because the ARRA ties compliance with the executive compensation provisions of the ARRA to standards that have not yet been established and issued by the Secretary of the Treasury, it appears that the executive compensation provisions are not effective until the Secretary establishes and issues such standards. The Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the SEC. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2008.

The Company’s independent registered public accounting firm has audited and issued their report on the effectiveness of the Company’s internal control over financial reporting.

Thomas M. O’Brien
President and Chief Executive Officer
State Bancorp, Inc.
March 13, 2009

Brian K. Finneran
Chief Financial Officer
State Bancorp, Inc.
March 13, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Please refer to “Report of Independent Registered Public Accounting Firm” contained in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the Company’s 2009 Proxy Statement. The identification of the directors of the Company may be found under “Election of Directors.” The identification of the executive officers of the Company may be found under “Executive Officers.” There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee financial expert may be found under “Corporate Governance.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, and they are posted on the Company’s website at www.statebankofli.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company’s 2009 Proxy Statement. Executive compensation may be found under “Management Remuneration.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company’s 2009 Proxy Statement. Security ownership of certain beneficial owners and management may be found under “Security Ownership of Management.”

Additionally, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	330,914	15.26	670,780
Equity compensation plans not approved by security holders (1)	164,745	17.84	—

Total	495,659	16.12	670,780

(1) The amount in column (a) of 164,745 represents non-qualified stock options granted to Mr. O’Brien pursuant to the terms of his employment agreement. The amount in column (b) represents the exercise price of the options granted to Mr. O’Brien. For a further discussion, see the Notes to the Company’s Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference is the Company’s 2009 Proxy Statement. Certain relationships and related transactions may be found under “Certain Relationships and Related Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the Company’s 2009 Proxy Statement. Audit fees, audit-related fees, tax fees and all other fees may be found under “Audit Fees.” Pre-approval policies and procedures may be found under “Corporate Governance.”

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

No.		Item	Method of Filing

(3)	Articles of incorporation and By-Laws

	a)	Certificate of Incorporation	Incorporated by reference from Exhibit 3.1.1 to the Company’s June 30, 2006 Form 10-Q.

	a)	(i) Certificate of Correction	Incorporated by reference from Exhibit 3.1.2 to the Company’s June 30, 2006 Form 10-Q.

	a)	(ii) Certificate of Amendment	Incorporated by reference from Exhibit 3.1.3 to the Company’s June 30, 2006 Form 10-Q.

	a)	(iii) Certificate of change of certificate of incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s June 30, 2008 Form 10-Q.

	a)	(iv) Certificate of Amendment	Incorporated by reference from Exhibit 3.1 to the Company’s December 10, 2008 Form 8-K.

	b)	By-Laws, as amended and restated	Incorporated by reference from Exhibit 3.1 to the Company’s September 29, 2008 Form 8-K.

(4)	Instruments defining the rights of security holders		Pages 22-28 of the above referenced Registration Statement.

	a) Form of Registration Rights Agreement		Incorporated by reference from Exhibit 4.1 to the Company’s December 21, 2006 Form 8-K.

No.		Item	Method of Filing

	b) Certificate of Amendment to the Company’s Certificate of Incorporation, establishing the terms of the Series A Preferred Stock, dated December 5, 2008		Incorporated by reference from Exhibit 3.1 to the Company’s December 10, 2008 Form 8-K.

	c) Form of Certificate for the Series A Preferred Stock		Incorporated by reference from Exhibit 4.1 to the Company’s December 10, 2008 Form 8-K.

	d) Warrant for purchase of shares of common stock, issued on December 5, 2008		Incorporated by reference from Exhibit 4.2 to the Company’s December 10, 2008 Form 8-K.

	e) State Bancorp, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on July 29, 2008		Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3, filed on August 8, 2008 (File No. 333-40424).

	f) State Bancorp, Inc. Amendment No. 1 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on January 27, 2009		Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on February 5, 2009.

(10)	Material contracts

	a)	Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company’s December 31, 2004 Form 10-K.

	a)	(i) Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company’s December 31, 2004 Form 10-K.

	a)	(ii) Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company’s December 31, 2004 Form 10-K.

	a)	(iii) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iii) to the Company’s December 31, 2004 Form 10-K.

	a)	(iv) Form of Deferred Compensation Agreement	Incorporated by reference from exhibit 10a (iv) to the Company’s December 31, 2004 Form 10-K.

	b)	(i) Directors’ Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company’s December 31, 1986 Form 10-K.

	b)	(ii) Agreements of participants surrendering their rights under the directors’ incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company’s December 31, 1992 Form 10-K.

	b)	(iii) Agreements of participants modifying agreements described in item b) (ii)	Incorporated by reference from exhibit 10b (iii) to the Company’s December 31, 1995 Form 10-K.

	c)	1987 Incentive Stock Option Plan, as amended	Incorporated by reference from exhibit 10c to the Company’s December 31, 1991 Form 10-K.

	d)	(i) 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10d to the Company’s December 31, 1993 Form 10-K.

	d)	(ii) Amendment No. 1 to 1994 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.1 to the Company’s December 19, 2005 Form 8-K.

	e)	(i) Change of control agreement no. 1, as amended	Incorporated by reference from exhibit 99.1 to the Company’s October 3, 2006 Form 8-K.

	e)	(ii) Change of control agreement no. 2, as amended	Incorporated by reference from exhibit 99.2 to the Company’s October 3, 2006 Form 8-K.

	e)	(iii) Change of control agreement no. 3, as amended	Incorporated by reference from exhibit 99.3 to the Company’s October 3, 2006 Form 8-K.

	e)	(iv) Change of control agreement no. 4, as amended	Incorporated by reference from exhibit 99.4 to the Company’s October 3, 2006 Form 8-K.

	e)	(v) Change of control agreement no. 5, as amended	Incorporated by reference from exhibit 99.5 to the Company’s October 3, 2006 Form 8-K.

	e)	(vi) Form of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10.1 to the Company’s September 30, 2007 Form 10-Q.

	e)	(vii) Form of amendment of amended and restated change of control employment agreement	Filed herein.

	e)	(viii) Form of change of control employment agreement	Filed herein.

No.		Item	Method of Filing

	f)	State Bank of Long Island 401(k) Retirement Plan and Trust	Incorporated by reference from exhibit 10g to the Company’s December 31, 1987 Form 10-K.

	g)	State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company’s December 31, 1987 Form 10-K.

	h)	Deferred Compensation Agreement	See Exhibit (10) a).

	i)	(i) 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s December 31, 1998 Form 10-K.

	i)	(ii) Amendment No. 1 to 1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10.2 to the Company’s December 19, 2005 Form 8-K.

	j)	(i) 1998 Directors’ Stock Plan	Incorporated by reference from exhibit 10j to the Company’s December 31, 1999 Form 10-K.

	j)	(ii) 1998 Directors’ Stock Plan Amendment No. 1	Incorporated by reference from exhibit 10j to the Company’s December 31, 2000 Form 10-K.

	j)	(iii) 1998 Directors’ Stock Plan Amendment No. 2	Incorporated by reference from exhibit 10j (iii) to the Company’s June 30, 2003 Form 10-Q.

	k)	Stock Option Plan (2002)	Incorporated by reference from exhibit 10k to the Company’s December 31, 2002 Form 10-K.

	l)	Incentive Award Plan	Incorporated by reference from exhibit 10 l) to the Company’s February 18, 2005 Form 8-K.

	m)	Employment Agreement	Incorporated by reference from exhibit 10 (m) to the Company’s November 7, 2006 Form 8-K.

	m)(i) Nonqualified Stock Option Agreement		Incorporated by reference from exhibit 10 (m)(i) to the Company’s November 15, 2006 Form 8-K.

	m)(ii) Restricted Stock Award Agreement		Incorporated by reference from exhibit 10 (m)(ii) to the Company’s November 21, 2006 Form 8-K/A.

	m)(iii) Amended and Restated Employment Agreement		Incorporated by reference from exhibit 10 (m)(iii) to the Company’s December 31, 2007 Form 10-K.

	n)	2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Proxy Statement filed on March 23, 2006.

	o)	2008 Non-Employee Directors Stock Plan	Incorporated by reference from appendix 1 to the Company’s Proxy Statement filed on March 31, 2008.

p)    Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated December 5, 2008 between the Company and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

Incorporated by reference from exhibit 10.1 to the Company’s December 10, 2008 Form 8-K.

(14)	a)	Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s December 31, 2003 Form 10-K.

	b)	Code of Business Conduct and Ethics, as amended	Incorporated by reference from exhibit 14b to the Company’s December 31, 2005 Form 10-K.

(16.1)	Letter re change in certifying accountant		Incorporated by reference from exhibit 16.1 to the Company’s August 18, 2005 Form 8-K.

(23)	Consent of Independent Registered Public Accounting Firm		Filed herein.

(24)	Power of Attorney		Filed herein.

No.	Item	Method of Filing

(31.1)	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.

(31.2)	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herein.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:	/s/ Thomas M. O’Brien

Thomas M. O’Brien,
President and Chief Executive Officer
Date:	March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. O’Brien	President and Chief Executive Officer	March 16, 2009

Thomas M. O’Brien

/s/ Brian K. Finneran	Chief Financial Officer	March 16, 2009

Brian K. Finneran

Thomas E. Christman*	Director
Arthur Dulik, Jr.*	Director
Nicos Katsoulis*	Director
John J. LaFalce*	Director
K. Thomas Liaw*	Director
John F. Picciano*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:
/s/ Brian K. Finneran

Brian K. Finneran
Attorney-in-fact
March 16, 2009