Form 10-Q
period 2009-03-31
STATE BANCORP INC
filed 2009-05-11
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2009

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

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

Yes   [X]                                      No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

             Yes   [  ]                                      No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  [   ]    Accelerated filer  [X]    Non-accelerated filer  [   ]   Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [   ]                                     No   [X]

As of April 20, 2009, there were 14,589,061 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

Table of Contents

		Page
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2009 and December 31, 2008	1
	Condensed Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2009 and 2008	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009 and 2008	3
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2009 and 2008	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

	PART II
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

Signatures		35

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$51,673,720	$101,988,240
Securities purchased under agreements to resell	-	1,000,000
Total cash and cash equivalents	51,673,720	102,988,240
Securities available for sale - at estimated fair value	384,274,255	412,379,205
Federal Home Loan Bank and other restricted stock	7,208,143	4,823,143
Loans and leases (net of allowance for loan and lease losses of
$25,897,086 in 2009 and $18,668,451 in 2008)	1,095,438,909	1,103,869,765
Bank premises and equipment - net	6,482,388	6,688,432
Bank owned life insurance	30,005,897	29,897,956
Net deferred income taxes	20,125,828	18,142,368
Receivable - current income taxes	159,772	343,614
Other assets	13,575,674	14,361,779
TOTAL ASSETS	$1,608,944,586	$1,693,494,502
LIABILITIES:
Deposits:
Demand	$332,046,046	$351,629,362
Savings	532,757,690	612,251,609
Time	442,518,587	517,167,256
Total deposits	1,307,322,323	1,481,048,227
Other temporary borrowings	56,000,000	3,000,000
Senior unsecured debt	29,000,000	-
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Payable - securities purchases	1,002,162	-
Overnight sweep and settlement accounts payable, net	23,448,729	13,174,175
Other accrued expenses and liabilities	12,169,953	11,732,765
Total liabilities	1,459,563,167	1,539,575,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares;
36,842 shares issued and outstanding in 2009 and 2008;
liquidation preference of $36,842,000 in 2009 and 2008	35,854,223	35,800,172
Common stock, $5.00 par value, authorized 20,000,000 shares;
issued 15,575,713 shares in 2009 and 15,490,895 shares in 2008;
outstanding 14,588,061 shares in 2009 and 14,461,634 shares in 2008	77,878,565	77,454,475
Warrant	1,056,842	1,056,842
Surplus	89,409,455	89,984,480
Retained deficit	(43,969,182)	(37,634,783)
Treasury stock (987,652 shares in 2009 and 1,029,261 shares in 2008)	(16,646,426)	(17,262,240)
Accumulated other comprehensive income (net of taxes of
$3,816,580 in 2009 and $2,976,111 in 2008)	5,797,942	4,520,389
Total stockholders' equity	149,381,419	153,919,335
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,608,944,586	$1,693,494,502

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008

	Three Months
	2009	2008
INTEREST INCOME:
Interest and fees on loans and leases	$14,891,194	$19,244,920
Federal funds sold and securities purchased under agreements to resell	1,854	822,033
Securities available for sale - taxable	4,832,298	4,927,583
Securities available for sale - tax-exempt	33,657	79,698
Securities available for sale - dividends	-	29,750
Dividends on Federal Home Loan Bank and other restricted stock	10,545	186,499
Total interest income	19,769,548	25,290,483
INTEREST EXPENSE:
Deposits	3,979,454	7,784,708
Temporary borrowings	34,976	1,353,420
Senior unsecured debt	3,097	-
Subordinated notes	231,185	231,185
Junior subordinated debentures	241,115	360,337
Total interest expense	4,489,827	9,729,650
Net interest income	15,279,721	15,560,833
Provision for loan and lease losses	10,000,000	1,618,000
Net interest income after provision for loan and lease losses	5,279,721	13,942,833
NON-INTEREST INCOME:
Service charges on deposit accounts	590,604	602,437
Net security (losses) gains	(3,765,504)	8,609
Income from bank owned life insurance	107,941	287,611
Other operating income	363,393	620,455
Total non-interest income	(2,703,566)	1,519,112
Income before operating expenses	2,576,155	15,461,945
OPERATING EXPENSES:
Salaries and other employee benefits	5,337,482	5,969,379
Occupancy	1,501,206	1,377,679
Equipment	305,581	322,723
Legal	175,850	1,236,029
Marketing and advertising	275,000	267,981
Audit and assessment	1,223,574	267,998
Credit and collection	170,996	172,915
Other operating expenses	1,172,041	1,514,756
Total operating expenses	10,161,730	11,129,460
(LOSS) INCOME BEFORE INCOME TAXES	(7,585,575)	4,332,485
(BENEFIT) PROVISION FOR INCOME TAXES	(2,492,219)	1,332,110
NET (LOSS) INCOME	$(5,093,356)	$3,000,375
NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(0.39)	$0.21
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(0.39)	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(5,093,356)	$3,000,375
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and lease losses	10,000,000	1,618,000
Depreciation and amortization of bank premises and equipment	371,065	328,601
Amortization of net premium on securities	517,490	368,192
Deferred income tax (benefit) expense	(2,823,929)	1,932,401
Net security losses (gains)	3,765,504	(8,609)
Income from bank owned life insurance	(107,941)	(287,611)
Change in fair value of derivative contracts	206,430	-
Stock-based compensation expense	208,788	387,833
Directors' stock plan expense	34,020	(3,401)
Decrease (increase) in receivable - current income taxes	183,842	(705,913)
Decrease (increase) in other assets	402,405	(154,077)
Increase (decrease) in other accrued expenses and other liabilities	612,930	(1,444,649)
Net cash provided by operating activities	8,277,248	5,031,142
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	45,392,043	24,481,740
Proceeds from maturities of securities available for sale	25,142,036	70,178,596
Purchases of securities available for sale	(43,591,939)	(98,145,327)
Increase in Federal Home Loan Bank and other restricted stock	(2,385,000)	(1,440,000)
Increase in loans and leases - net	(1,569,144)	(30,948,225)
Purchases of bank premises and equipment - net	(165,021)	(713,510)
Net cash provided by (used in) investing activities	22,822,975	(36,586,726)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(99,077,235)	(73,481,299)
(Decrease) increase in time deposits	(74,648,669)	18,098,957
Increase in federal funds purchased	-	8,000,000
Increase in other temporary borrowings	53,000,000	31,993,760
Proceeds from issuance of senior unsecured debt	29,000,000	-
Increase in overnight sweep and settlement accounts payable, net	10,274,554	928,347
Cash dividends paid on common stock	(726,467)	(2,111,085)
Cash dividends paid on preferred stock	(358,186)	-
Proceeds from shares issued under dividend reinvestment plan	121,260	887,148
Proceeds from shares issued pursuant to compensation awards	-	142,023
Net cash used in financing activities	(82,414,743)	(15,542,149)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,314,520)	(47,097,733)
CASH AND CASH EQUIVALENTS - JANUARY 1	102,988,240	96,380,214
CASH AND CASH EQUIVALENTS - MARCH 31	$51,673,720	$49,282,481
SUPPLEMENTAL DATA:
Interest paid	$4,244,111	$9,634,804
Income taxes paid	$152,113	$97,563
Loans transferred to held for sale	$7,361,998	-
Preferred dividends accrued but not paid	$230,262	-

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three Months Ended March 31, 2009 and 2008
							Other	Total
	Preferred	Common			Retained	Treasury	Comprehensive	Stockholders'
	Stock	Stock	Warrant	Surplus	Deficit	Stock	Income (Loss)	Equity
Balance, January 1, 2009	$35,800,172	$77,454,475	$1,056,842	$89,984,480	$(37,634,783)	$(17,262,240)	$4,520,389	$153,919,335
Net loss	-	-	-	-	(5,093,356)	-	-	(5,093,356)
Other comprehensive income, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(1,221,655)
Reclassification adjustment (2)	-	-	-	-	-	-	-	2,499,208
Total other comprehensive income	-	-	-	-	-	-	1,277,553	1,277,553
Total comprehensive loss	-	-	-	-	-	-	-	(3,815,803)
Accretion of discount on preferred shares	54,051	-	-	-	(54,051)	-	-	-
Cash dividend on common stock ($.05 per share)	-	-	-	-	(726,467)	-	-	(726,467)
Cash dividend on preferred stock (5%)	-	-	-	-	(460,525)	-	-	(460,525)
Shares issued under the dividend reinvestment plan (20,478 shares at 95% of market value)	-	102,390	-	18,870	-	-	-	121,260
Stock issued under directors' stock
plan (10,625 shares)	-	53,125	-	(534,108)	-	615,814	-	134,831
Stock-based compensation (53,715 shares)	-	268,575	-	(59,787)	-	-	-	208,788
Balance, March 31, 2009	$35,854,223	$77,878,565	$1,056,842	$89,409,455	$(43,969,182)	$(16,646,426)	$5,797,942	$149,381,419
Balance, January 1, 2008	$-	$74,981,740	$-	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668
Net income	-	-	-	-	3,000,375	-	-	3,000,375
Other comprehensive income, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(289,101)
Reclassification adjustment (2)	-	-	-	-	-	-	-	(5,340)
Total other comprehensive loss	-	-	-	-	-	-	(294,441)	(294,441)
Total comprehensive income	-	-	-	-	-	-	-	2,705,934
Cash dividend on common stock ($.15 per share)	-	-	-	-	(2,111,085)	-	-	(2,111,085)
Shares issued under the dividend reinvestment plan (71,887 shares at 95% of market value)	-	359,435	-	527,713	-	-	-	887,148
Stock options exercised (14,750 shares)	-	73,750	-	68,273	-	-	-	142,023
Stock-based compensation (152,624 shares)	-	763,120	-	(375,287)	-	-	-	387,833
Stock issued under directors' stock	-		-
plan (4,687 shares)	-	23,435	-	37,496	-	-	-	60,931
Balance, March 31, 2008	$-	$76,201,480	$-	$86,912,337	$(31,274,973)	$(16,646,426)	$518,034	$115,710,452
(1) Unrealized losses on securities available for sale, net of taxes of ($425,828) and ($190,583) in 2009 and 2008, respectively.
(2) Adjustment for losses (gains) included in net income, net of taxes of ($1,266,296) and $3,269 in 2009 and 2008, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”).  The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., SB Equipment Leasing Corp. (“SB Equipment”), and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC.  SB Portfolio is a fixed income portfolio management subsidiary that currently has no investment securities under management.  On June 2, 2008, the Bank completed the sale of substantially all of the assets of SB Equipment.  SB Equipment and SB Financial were dissolved on December 29, 2008.  State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

In addition to the foregoing, the Company has two other subsidiaries, State Bancorp Capital Trust I and II, neither of which are consolidated with the Company for reporting purposes in accordance with Financial Accounting Standards Board revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.”  State Bancorp Capital Trust I and II were formed in 2002 and 2003, respectively, for the purpose of issuing trust preferred securities, the proceeds of which were used to acquire junior subordinated debentures issued by the Company.  The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of State Bancorp Capital Trust I and II under the trust agreements relating to the respective trust preferred securities.  See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2008 Annual Report on Form 10-K.

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, its condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, its condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2008 Annual Report on Form 10-K.

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation on a modified prospective basis with the fair value of any subsequent grants of stock-based compensation to be reflected in the income statement.

Accounting for Derivative Financial Instruments
The Company does not currently hold any derivative financial instruments for trading purposes. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk.  Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized as other income, with the fair value for each individual swap offsetting the corresponding other.  On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings, Inc. (“Lehman”) and Lehman Brothers Special Financing Inc. (“Lehman Special Financing”) filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing.  The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009.  As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584,000 was recorded in the third quarter of  2008.  Future changes in the fair value of these customer swap agreements will no longer be offset and will be recognized as income or loss as appropriate. For the quarter ended March 31, 2009, the amount of loss included in other income is $206,000.  For the quarter ended March 31, 2008, there was no such loss or income.  At March 31, 2009 and December 31, 2008, the total gross notional amount of swap transactions outstanding was $27,492,420 and $27,828,473, respectively.

	Fair Values of Derivative Instruments

		March 31, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	$2,748,611	$3,132,311
Interest rate contracts	Other liabilities	$1,323,588	$1,500,858

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

Allowance for Loan and Lease Losses
The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense.  Loans and leases are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans and leases are credited to the allowance.  The balance in the allowance for loan and lease losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable incurred losses. To determine that level, management evaluates problem loans and leases based on the financial condition of the borrower, the value of collateral and/or guarantor support.   Based upon the resultant risk categories assigned to each loan and lease and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. While management utilizes all available information to estimate the adequacy of the allowance for loan and lease losses, the ultimate collectibility of a substantial portion of the loan and lease portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

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

Other-Than-Temporary Impairment of Investment Securities
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

Adoption of New Accounting Standards
The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Company adopted this standard on January 1, 2008.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP was effective as of January 1, 2009.  In October 2008, the FASB issued Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.”  This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption of either FSP was not material.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combination,” or SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  The impact of adoption on January 1, 2009 was not material. In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The impact of adoption on January 1, 2009 was not material.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  The impact of adoption on January 1, 2009 was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  The impact of adoption on January 1, 2009 was not material.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities.  The impact of adoption on January 1, 2009 was not material.

Newly Issued But Not Yet Effective Accounting Standards
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS No. 162 will be effective 60 days following the approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  Any effect of applying the provisions of SFAS No. 162 shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Additionally, the accounting principles that were used before and after the application of SFAS No. 162 and the reasons why applying SFAS No. 162 resulted in a change in accounting principles are to be disclosed.  The impact of adoption is expected to be not material.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  Earlier adoption for periods ending before March 15, 2009, is not permitted.  If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early.  The impact of adoption is expected to be not material.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  If an entity elects to adopt early either FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” the entity also is required to adopt early this FSP. Additionally, if an entity elects to adopt early this FSP, it is required to adopt FSP FAS 157-4. The impact of adoption is expected to be not material.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The impact of adoption is expected to be not material.

2.  STOCKHOLDERS’ EQUITY
The Company has 250,000 shares of preferred stock authorized. In December 2008, the U.S. Department of the Treasury (the “Treasury”) purchased 36,842 shares of the Company’s cumulative Series A Preferred Stock par value $1,000 per share, with a redemption and liquidation value of $36,842,000 and an initial annual dividend of 5% for five years and 9% thereafter.  When originally issued, the preferred stock could not be redeemed for a period of three years from the date of the investment, except with the proceeds from a qualified equity offering (the sale by the Company of common or preferred stock for cash).  After the third anniversary of the date of this investment, the preferred stock could be redeemed, in whole or in part, at any time, at the option of the Company.  However, pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by the Treasury and the Company’s primary federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first three months of 2009, the Company did not repurchase any of its common shares.

3.  EARNINGS PER SHARE
Basic earnings per common share is computed based on the weighted-average number of shares outstanding.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock grants and common stock warrants.  For periods in which a loss is reported, the impact of stock options, restricted stock grants and common stock warrants is not considered as the result would be antidilutive.

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(5,093,356)	$3,000,375
Less: dividends and accretion of discount on
preferred stock	(514,576)	-
(Loss) income attributable to common stockholders	$(5,607,932)	$3,000,375
Weighted average common shares outstanding	14,335,441	13,978,310
Dilutive effect of stock options, restricted stock grants
and common stock warrants	N/A *	40,987
Adjusted common shares outstanding - diluted	14,335,441	14,019,297
Net (loss) income per common share - basic	$(0.39)	$0.21
Net (loss) income per common share - diluted	$(0.39)	$0.21
Antidilutive common stock warrant issued to the Treasury
under the CPP and not included in the calculation	465,569	-
Other antidilutive potential shares not included in the calculation	700,871	478,965

* N/A - for periods in which a loss is reported, the impact of stock options, restricted stock grants and common stock warrants is not considered as the result would be antidilutive

4.  INVESTMENT SECURITIES
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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

During the first quarter of 2009, the Company confronted an additional deterioration of one trust preferred collateralized debt obligation (“CDO”) that had previously incurred a non-cash other-than-temporary impairment (“OTTI”) write down of $5.2 million in the fourth quarter of 2008. In the first quarter of 2009, an additional $4.0 million OTTI charge was recorded on this $10 million par value security purchased in February 2004. In reaching its determination, management engaged an independent outside consultant to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. The first quarter 2009 independent review of this bond indicated that there was further weakness in the underlying collateral of this CDO.  The review indicated that it was likely that the full principal amount might not be repaid.  In addition, this security was downgraded by Moody’s from B2 to Ca during the first quarter of 2009. Therefore, management decided that the appropriate course of action would be to write this bond down to its identifiable current liquidation level of 8.25% of par.  The net book value of this asset is now $825 thousand on the $10 million par value.  While the ultimate cash flow on this investment remains uncertain, the Company believes that its remaining loss exposure is immaterial to the Company’s future financial performance.  Currently, the bond continues to pay all of its contractual interest when due.

At March 31, 2009 and December 31, 2008, the Company had no securities designated as held to maturity.  The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at March 31, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$2,327,681	$-	$(1,073)	$2,326,608
Government Agency securities	17,439,332	587,942	(29,259)	17,998,015
Collateralized debt obligations	825,000	-	-	825,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	202,446,471	5,912,679	(33,487)	208,325,663
FNMA	140,654,581	3,334,242	(259,051)	143,729,772
GNMA	10,966,669	102,528	-	11,069,197
Total securities available for sale	$374,659,734	$9,937,391	$(322,870)	$384,274,255

December 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$5,327,088	$33,926	$(704)	$5,360,310
Government Agency securities	22,538,511	835,036	-	23,373,547
Collateralized debt obligations	5,864,999	-	-	5,864,999
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	229,014,250	4,391,402	(47,275)	233,358,377
FNMA	126,282,702	2,198,936	(23,012)	128,458,626
GNMA	15,855,155	128,321	(20,130)	15,963,346
Total securities available for sale	$404,882,705	$7,587,621	$(91,121)	$412,379,205

Information pertaining to securities with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$(1,073)	$124,446	$-	$-	$(1,073)	$124,446
Government Agency securities	(29,259)	5,058,750	-	-	(29,259)	5,058,750
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(21,436)	10,886,438	(12,051)	1,135,209	(33,487)	12,021,647
FNMA	(259,051)	36,307,363	-	-	(259,051)	36,307,363
Total securities available for sale	$(310,819)	$52,376,997	$(12,051)	$1,135,209	$(322,870)	$53,512,206

December 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$(704)	$125,000	$-	$-	$(704)	$125,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(33,540)	10,705,583	(13,735)	3,265,727	(47,275)	13,971,310
FNMA	(1,999)	504,953	(21,013)	3,106,042	(23,012)	3,610,995
GNMA	(20,130)	2,976,562	-	-	(20,130)	2,976,562
Total securities available for sale	$(56,373)	$14,312,098	$(34,748)	$6,371,769	$(91,121)	$20,683,867

The securities, at estimated fair value, that have been in a continuous loss position for 12 months or longer at March 31, 2009 are fixed rate mortgage-backed securities totaling $1,135,209. The market value, and therefore the loss position, for each type of security responds differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

5.  LOANS AND LEASES
The Company’s loan and lease portfolio is concentrated primarily in commercial and industrial loans and commercial mortgage loans.  At March 31, 2009 and December 31, 2008, $12.7 million and $5.3 million, respectively, in loans held for sale were included in net loans.  Charge-offs of $2.5 million were incurred on the transfer of  $7.4 million in loans to loans held for sale in the first quarter of 2009.  In addition to the loans held for sale, impaired loans before related allowance for loss were $17.0 million and $11.9 million at March 31, 2009 and December 31, 2008, respectively.  The $5.1 million increase in such impaired loans was primarily due to $5.8 million in additional non-accrual residential construction loans that were previously criticized, offset by a $661 thousand non-accrual loan that was transferred to loans held for sale.  Net impaired loans were $12.8 million and $10.0 million at March 31, 2009 and December 31, 2008, respectively.

The recorded investment in loans that are considered to be impaired, as of March 31, 2009 and December 31, 2008, is summarized below:

	March 31, 2009	December 31, 2008
Impaired loans with related allowances for loss	$17,010,997	$11,908,500
Allowance for loan loss specifically allocated to impaired loans	(4,250,897)	(1,954,590)
	12,760,100	9,953,910
Impaired loans with no related allowance for loan loss	-	-
Net impaired loans	$12,760,100	$9,953,910

	First Quarter 2009	Full Year 2008
Average impaired loan and lease balance	$17,034,698	$12,007,748

No interest income was recognized on impaired loans for the three months ended March 31, 2009 and 2008.

Activity in the allowance for loan and lease losses for the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008
Balance, January 1	$18,668,451	$14,704,864
Provision charged to income	10,000,000	1,618,000
Charge-offs	(2,852,173)	(27,399)
Recoveries	80,808	127,861
Balance, March 31	$25,897,086	$16,423,326

The level of loans classified as special mention, substandard, doubtful or loss by the Company's loan grading process has increased to $67,365,991 at March 31, 2009 from $63,488,761 at December 31, 2008.  At March 31, 2009 and December 31, 2008, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $28,479,496 and $16,071,672, respectively.  The increase in such non-accrual loans at March 31, 2009 compared to December 31, 2008 was primarily due to the addition of a $6 million residential construction loan, a $3 million commercial real estate relationship which had been previously written down to fair value and transferred to loans held for sale and an additional commercial real estate relationship totaling $3 million. At March 31, 2009, there were no loans 90 days or more past due and still accruing interest.  Loans and leases 90 days or more past due and still accruing totaled $3 thousand at December 31, 2008.

6.  LEGAL PROCEEDINGS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of March 31, 2009 and December 31, 2008. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$145,441	9.10%	$63,902	4.00%	N/A	N/A
The Bank	$148,783	9.32%	$63,861	4.00%	$79,826	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$145,441	11.52%	$50,481	4.00%	N/A	N/A
The Bank	$148,783	11.79%	$50,463	4.00%	$75,694	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$171,341	13.58%	$100,962	8.00%	N/A	N/A
The Bank	$164,677	13.05%	$100,925	8.00%	$126,157	10.00%
As of December 31, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$154,081	9.38%	$65,721	4.00%	N/A	N/A
The Bank	$156,322	9.52%	$65,685	4.00%	$82,106	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$154,081	12.03%	$51,212	4.00%	N/A	N/A
The Bank	$156,322	12.22%	$51,185	4.00%	$76,777	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$180,118	14.07%	$102,424	8.00%	N/A	N/A
The Bank	$172,350	13.47%	$102,369	8.00%	$127,961	10.00%

In December 2008, the Treasury purchased 36,842 shares of the Company’s Series A Preferred Stock with a redemption and liquidation value of $36,842,000 and an initial annual dividend of 5% for five years and 9% thereafter.  When originally issued, the preferred stock could not be redeemed for a period of three years from the date of the investment, except with the proceeds from a qualified equity offering (the sale by the Company of common or preferred stock for cash).  After the third anniversary of the date of this investment, the preferred stock could be redeemed, in whole or in part, at any time, at the option of the Company.  However, pursuant to the ARRA, subject to approval by the Treasury and the Company’s federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period.  Until such time as the Treasury issues regulations under the ARRA, we cannot be sure whether the Treasury will impose any other conditions in connection with any such approval.  The preferred stock qualifies as Tier I capital for regulatory reporting purposes.

The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $5,526,300 or 15% of the preferred stock investment.  The warrant is immediately exercisable and expires in ten years.  The Company allocated $1,056,842 of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock.  The discount is being amortized to preferred stock using an effective yield method over a five-year period.  Through March 31, 2009, $69,065 of the discount has been accreted to preferred stock.

The Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011.  Furthermore, the ARRA prohibits the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees.  This prohibition does not apply to the granting of restricted stock, provided that the stock does not fully vest during the time the Treasury owns any debt or equity acquired under the Capital Purchase Program (“CPP”) (unless the only securities outstanding are warrants acquired under the CPP) and the amount of restricted stock granted does not have a value greater than one-third of the total annual compensation of the recipient.  In addition, the ARRA prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason except for payments relating to services already performed or benefits previously accrued.  The ARRA provides that CPP participants shall be subject to the standards established by the Secretary of the Treasury implementing the above mentioned limitations and directs the Secretary to require each recipient of CPP funds to meet appropriate standards for executive compensation.  Because the ARRA ties compliance with the executive compensation provisions of the ARRA to standards that have not yet been established and issued by the Secretary of the Treasury, it appears that the executive compensation provisions are not effective until the Secretary establishes and issues such standards.  In addition, the Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement – Standard Terms (“Securities Purchase Agreement”) which governs the sale of the Series A Preferred Stock to the Treasury.

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

At March 31, 2009, incentive stock options for the purchase of 303,674 shares were outstanding and exercisable.  No options were exercised in 2009. The total intrinsic value of options exercised for the three months ended March 31,  2008 was $51,911.  The options outstanding and exercisable at March 31, 2009 have no intrinsic value.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2009	330,914	$15.26
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(27,240)	$12.60
Outstanding - March 31, 2009	303,674	$15.49

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of March 31, 2009:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.28	76,713	1.7 years	$9.76	76,713	$9.76
$12.45 - $13.61	101,126	3.4 years	$13.06	101,126	$13.06
$19.16	61,155	4.9 years	$19.16	61,155	$19.16
$22.63	64,680	5.9 years	$22.63	64,680	$22.63
	303,674	3.8 years	$15.49	303,674	$15.49

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During the first three months of 2009, the Company awarded 53,715 shares of restricted stock to certain key employees.  The restricted stock awarded in 2008 and 2009 vests one-third on each of the third through fifth anniversaries of the award date.  The restricted stock awarded in 2006 vests in full on the third anniversary of the award date.  Based on an estimated forfeiture rate, of those shares awarded in 2009 and 2008, 147,000 shares are expected to vest over the five year period.  Of those shares awarded in 2006, 8,500 shares are expected to vest in full in September 2009. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unearned compensation cost related to nonvested shares of restricted stock is $1,811,050 to be expensed over the remaining period of 4.1 years. For the three months ended March 31, 2009 and 2008, $89,088 and $8,144, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the three months ended March 31, 2009 and 2008 of $29,265 and $2,504, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2009	136,935	$13.50
Granted	53,715	$7.19
Vested	-	-
Cancelled or forfeited	-	-
Nonvested - March 31, 2009	190,650	$11.72

At March 31, 2009, 366,217 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation
In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 34.7%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At March 31, 2009, 65,898 of these options were exercisable, but none have been exercised.  The options outstanding and those exercisable at March 31, 2009 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the three months ended March 31, 2009 and 2008 was $30,061 and $49,336, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2009	45,983	$17.94
Granted	-	-
Vested	(4,181)	$17.94
Nonvested - March 31, 2009	41,802	$17.94

The total remaining unearned compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,236,900 and will be expensed over the weighted-average remaining period of 2.6 years.  For the three months ended March 31, 2009 and 2008, $119,700 was recognized as compensation expense in each period.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  The amount of this line of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgage loans and investment securities.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $215,000,000 of collateral, including approximately $185,000,000 in commercial real estate mortgage loans that the Bank currently has pledged at the FHLB, approximately $139,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

At March 31, 2009, approximately $53,000,000 in advances were outstanding under such lines of credit with the FHLB.  There were no advances outstanding at December 31, 2008.  The average amount of advances outstanding and the weighted-average interest rate on such average amount outstanding for the three months ended March 31, 2009 and the twelve months ended December 31, 2008 were $14,522,000 and $110,915,000, and 0.47% and 2.52%, respectively.

On March 31, 2009, the Bank issued $29,000,000 in senior unsecured debt due March 30, 2012 guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  Interest at 2.625% per annum will be payable semi-annually in arrears on the 30th day of each March and September, beginning September 30, 2009.

10.  FAIR VALUE
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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2009	Fair Value Measurements at March 31, 2009 Using Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$384,274,255	$384,274,255
Derivatives	$2,748,611	$2,748,611

Liabilities:
Derivatives	$1,323,588	$1,323,588

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Other Observable Inputs (Level 2)	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$415,379,205	$409,514,206	$5,864,999
Derivatives	$3,132,311	$3,132,311	-

Liabilities:
Derivatives	$1,500,858	$1,500,858	-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Available for sale securities
Beginning balance, January 1, 2009	$5,864,999
Other-than-temporary impairment	(4,000,000)
Included in other comprehensive income	-
Transfers out of Level 3	(1,864,999)
Ending balance, March 31, 2009	$-

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Available for sale securities
Beginning balance, January 1, 2008	$-
Other-than-temporary impairment	(6,203,195)
Included in other comprehensive income	-
Transfers into Level 3	12,068,194
Ending balance, December 31, 2008	$5,864,999

Due to credit deterioration noted in the financial institution industry in general, the Company incurred a charge to write down a CDO classified as a Level 3 asset as of December 31, 2008 to the liquidation value as of March 31, 2009.  This valuation was based upon comparable prices of similar instruments obtained from an outside broker and has resulted in the asset being classified as a Level 2 asset as of March 31, 2009.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2009	Fair Value Measurements at March 31, 2009 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$12,760,100	$12,760,100
Loans held for sale	$12,654,876	$12,654,876

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$9,953,910	$9,953,910
Loans held for sale	$5,321,577	$5,321,577

Impaired loans had a principal amount of $17,010,997 and $11,908,500, with a valuation allowance of $4,250,897 and $1,954,590 at March 31, 2009 and December 31, 2008, respectively.  There was a provision for losses on these loans of $2,460,305 and $27,439 for the three months ended March 31, 2009 and 2008, respectively.  Charge-offs of  $2,585,807 were incurred on the transfer of loans to loans held for sale in the first quarter of 2009.  There were no such charge-offs in the first quarter of 2008. (See also Note 5. – Loans and Leases.)

11.  INCOME TAXES
Income tax (benefit) expense of ($2.5 million) and $1.3 million were recorded in the three month periods ended March 31, 2009, and 2008, respectively. The Company is currently subject to a statutory Federal tax rate of 34 percent, a New York State tax rate of 7.1 percent plus a 17 percent MTA surcharge and a New York City tax rate of 9 percent. The Company’s overall effective tax rate [(benefit)/expense] was (32.85) percent for the three month period ended March 31, 2009, compared to 30.75 percent for the same period in the prior year.  In addition, the Company is no longer subject to examination by NYS and NYC taxing authorities for years before January 1, 2007, and by Federal taxing authorities for years before January 1, 2005.

On a quarterly basis, the Company has performed an evaluation of its tax positions in accordance with FIN 48 and has concluded that as of March 31, 2009 and December 31, 2008, there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the three month period ended March 31, 2009.

At March 31, 2009 the Company has available a net operating loss carryforward of approximately $17 million that may be applied against future taxable income and is expected to expire in the year 2027.  Based on projected future earnings, management believes it is more likely than not that the tax benefit of the carryforward will be realized within the carryforward period and therefore no valuation allowance has been recorded against the deferred tax assets.

12.  SUBSEQUENT EVENT
The Company’s Board declared a cash dividend of  $0.05 per share at its April 28, 2009 meeting.  The cash dividend will be paid on June 17, 2009 to stockholders of record on May 22, 2009.

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

The Bank maintains its corporate headquarters in Jericho, New York and serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan.  The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers.  Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, commercial mortgage loans, small business lines of credit, cash management services and telephone and online banking.  In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgage loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three months ended March 31, 2009 and 2008

	Three months
			Over/
			(under)
	2009	2008	2008
Revenue (1)	$12,576	$17,080	(26.4)%
Operating expenses	$10,162	$11,126	(8.7)%
Provision for loan and lease losses	$10,000	$1,618	518.0%
Net (loss) income	$(5,093)	$3,000	N/M	(2)
Net (loss) income per common share - diluted	$(0.39)	$0.21	N/M	(2)
Return on average total assets	(1.27)%	0.72%	(199)	bp
Return on average total stockholders' equity	(13.47)%	10.45%	(2,392)	bp
Tier I leverage ratio	9.10%	7.41%	169	bp
Tier I risk-based capital ratio	11.52%	10.06%	146	bp
Total risk-based capital ratio	13.58%	12.13%	145	bp
Tangible common equity ratio	6.99%	7.06%	(7)	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes

As of March 31, 2009, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $149 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Company recorded a net loss of $5.1 million, or $0.39 per diluted common share, for the first quarter of 2009 compared to net income of $3.0 million, or $0.21 per diluted common share, for the first quarter of 2008. The net loss in 2009 primarily reflects an increase of $8.4 million in the provision for loan and lease losses and a $4.0 million non-cash OTTI write-down of one CDO that had previously been written down in the fourth quarter of 2008.  The increase in the Company’s first quarter 2009 provision for loan and lease losses was due to growth in non-accrual loans. Based upon an independent review of the CDO security, management decided that the appropriate course of action would be to write the CDO down to its identifiable current liquidation level of 8.25% of par, resulting in the additional OTTI charge. These were offset in part by a $968 thousand reduction in operating expenses. The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and legal expenses.  The results for the first quarter of 2009 also reflect a $281 thousand decline in net interest income compared to the first quarter of 2008.

On June 2, 2008, the Bank completed the sale of substantially all of the assets of its leasing subsidiary, SB Equipment. Approximately $60 million of equipment leases were sold as part of the transactions removing the Company from this line of business. The sale proceeds have been used to fund growth in the Company’s commercial loan and commercial mortgage portfolios.  Both the sale proceeds and losses related to write-downs of non-performing leases prior to sale were immaterial to the Company’s financial statements.  The revenues and expenses attributable to the subsidiary were reflected in first quarter 2008 and their absence in 2009 did not have a material impact on our results.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three months ended March 31, 2009 and 2008

	Three months
			Over/
			(under)
	2009	2008	2008
Net interest income	$15,280	$15,561	(1.8)%
Service charges on deposit accounts	591	602	(1.8)%
Net security (losses) gains	(3,766)	9	N/M (1)
Income from bank owned life insurance	108	288	(62.5)%
Other operating income	363	620	(41.5)%
Total revenue	$12,576	$17,080	(26.4)%

(1) N/M - denotes % variance not meaningful for statistical purposes

Total assets of the Company were $1.6 billion at March 31, 2009 compared to $1.7 billion at December 31, 2008.  At March 31, 2009 total deposits were $1.3 billion compared to $1.5 billion at December 31, 2008.  Short-term borrowed funds, primarily Federal Home Loan Bank of New York (“FHLB”) advances, totaled $56 million at March 31, 2009, compared to $3 million at December 31, 2008.

Reflecting the net loss recorded in the first quarter of 2009, the Company’s return on average assets declined to (1.27)% in the first quarter of 2009 from 0.72% in the first quarter of 2008, while our return on average stockholders’ equity decreased to (13.47)% in the first quarter of 2009 from 10.45% in the first quarter of 2008.  Primarily due to the improved asset mix and the decrease in the Company’s cost of interest-bearing liabilities, the Company’s net interest margin improved by three basis points to 4.03% in the first quarter of 2009 from 4.00% in the first quarter of 2008.

The Company’s primary market area of Nassau, Suffolk, Queens and Manhattan provides opportunity for deposit growth and commercial and industrial lending.  The faltering economy, particularly the deterioration of the housing and real estate markets, has been marked by contractions in the availability of business and consumer credit, falling home prices, an increased level of home foreclosures and rising unemployment.  Management of the Company continues to closely monitor the overall effects of the decline in the local economy and real estate market and its impact on the Company.  Based on our assessment of the current market conditions and continuing economic pressures, together with our determination of credit risk within our portfolio from our ongoing review process, we increased our provision for loan losses to $10.0 million in the first quarter of 2009 from $1.6 million in the first quarter of 2008. We believe that we are aggressive in the ongoing review of our credit portfolio and in our action plans for loans that begin to demonstrate weaknesses. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market on a discounted all-cash basis. Using that strategy in the first quarter of 2009, we wrote-down certain problem loans totaling $9.9 million to estimated fair market value of $7.4 million and transferred the net balance to loans held for sale after determining that such action represented the most cost-effective long-term solution.  Loans held for sale amounted to $12.7 million at March 31, 2009.

Net charge-offs in the first quarter of 2009 were $2.8 million. Included in this total was a loss of approximately $2.5 million on the aforementioned write-down in loans transferred to held for sale. Our primary concern is the impact of the present difficult economic conditions on certain residential construction loans when the loan amounts are in excess of projected sales or where the Bank would have to advance significant additional funds to complete the project (see discussion on non-performing assets in the Asset Quality section ).  It continues to be our belief that the Bank is best served by exiting these facilities through the sale of its position to investors who are better suited to realize the value that may come over time. We generally attempt to sell such loans prior to their becoming non-performing or shortly thereafter. We expect that we will see continued credit weakness and elevated loss provisioning in future quarters.

The primary focus of the Company’s loan and lease portfolio is commercial real estate and commercial and industrial loans.  Residential lending constitutes less than 10% of our total portfolio at March 31, 2009.  The Company’s securities portfolio contains no subprime, structured debt or exotic structures.  At March 31, 2009, the market value of the securities portfolio represented 103% of book value.  The past practice of taking corporate credit risk in the Bank’s investment portfolio has been discontinued.

We expect to achieve modest loan growth this year in our core competencies of commercial and industrial credits and commercial mortgage loans.  Funding costs may rise in 2009 due to competitive pricing pressures and volatility in the credit and money markets.  Rates are at historic lows at this time and it would appear from its comments that Federal Reserve policy makers are prepared to keep rates low until such time as the economy shows confirmed evidence of sustainable recovery.  In the near term the risks from inflationary pressure due to an increase in economic activity appear limited while deflationary risks remain elevated.  Consequently, while inflation remains a matter of concern, those risks appear to be more visible in the intermediate 3-5 year timeframe. Current deflationary pressures on prices may continue to exact a toll on employment levels and asset values, especially real estate, petroleum and other commodities. These deflationary trends will likely cause continued weakness in corporate profits resulting in lower prices for both equity and debt instruments.

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

Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention during 2008 including, but not limited to, the passage of the Emergency Economic Stabilization Act (“EESA”), the implementation of the Capital Purchase Program (“CPP”), the Temporary Liquidity Guarantee Program (“TLGP”) and the Troubled Asset Relief Program (“TARP”), all of which are described in greater detail in Item 1. “Business” and Item 1A. of the Company’s 2008 Annual Report on Form 10-K. During the 2009 first quarter, some of these programs have been expanded and new programs have been announced to stimulate the economy and stabilize the housing market.

The Company has participated in the CPP through its December 2008 issuance of Series A Preferred Stock and a warrant to purchase common stock to the Treasury.  The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000.  The unlimited coverage will be in effect through December 31, 2009. Management anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements.  The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior non-secured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012.  The FDIC guarantee will be in effect through the maturity date, March 30, 2012.

On March 23rd, the Treasury, in conjunction with the FDIC and the FRB, announced the Public-Private Investment Program (“PPIP”) to address the challenge of legacy loans and securities, as part of its efforts to repair balance sheets throughout the financial system and ensure that credit is available to households and businesses.  The PPIP has two discrete components: (1) The Legacy Loan Program, which is designed to facilitate the sale of commercial and residential whole loans and “other assets” currently held by U.S. banks, and (2) The Legacy Securities program which is designed to facilitate the sale of legacy residential mortgage backed securities and commercial mortgage backed securities initially rated AAA and currently held by Financial Institutions (as defined under EESA).  The PPIP is intended to provide opportunities for banks and financial institutions seeking to sell loans and securities.

The “Helping Families Save Their Homes Act of 2009,” was introduced on February 23, 2009 and passed by the U.S. House of Representatives, or U.S. House, on March 5th.  This bill was referred to the Senate on March 11th, but there is tremendous uncertainty regarding whether the bill will pass in its current form, or a similar form.  The bill contains a “cramdown” provision that permits judges to modify the rights of a mortgage holder with respect to delinquent mortgages on primary residences if the borrower has entered Chapter 13 bankruptcy proceedings, whether that mortgage holder is a primary lender or an investor in a mortgage backed security.  Among other modifications, the bill would allow bankruptcy judges to reduce the principal amount contractually owed by the borrower under the original mortgage.

On March 4, 2009, the Treasury announced guidelines on the Obama Administration’s Making Home Affordable Program. The Home Affordable Refinance program will be available to 4 to 5 million homeowners who have a solid payment history on an existing mortgage owned by Fannie Mae or Freddie Mac. Normally, these borrowers would be unable to refinance because their homes have lost value, pushing their current loan-to-value ratios above 80%. Under the Home Affordable Refinance program, many of them will now be eligible to refinance their loan to take advantage of today’s lower mortgage rates or to refinance an adjustable-rate mortgage into a more stable mortgage, such as a 30-year fixed rate loan. The Home Affordable Refinance program ends in June 2010. The Home Affordable Modification program will help up to 3 to 4 million at-risk homeowners avoid foreclosure by reducing monthly mortgage payments according to Obama Administration spokespersons. Working with the banking and credit union regulators, the FHA, the VA, the USDA and the Federal Housing Finance Agency, the Treasury announced program guidelines that are expected to become standard industry practice in pursuing affordable and sustainable mortgage modifications. The Company is currently evaluating the guidelines and, if required, will modify the Company’s practices accordingly.

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

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur.  In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan and lease portfolio will increase.  The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan and lease losses include, but are not limited to, estimated probable incurred losses from loan and lease and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb probable incurred loan and lease charge-offs.  Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  Despite such a review, the level of the allowance for loan and lease losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter.  Based on current economic conditions, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.

Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators.  When management analyzes the allowance for loan and lease losses, classified loans are assigned allocation factors ranging from 24% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience.  Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell.  For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are assigned an allocation factor of 0.55% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-70 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

It is the present intent of management to continue to monitor the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan and lease portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed.  In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan and lease losses.  Such agencies may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their examinations.  Frequently such additional information generally becomes available only after management has conducted its quarterly calculation of the provision.

Accounting for Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS No. 109 uses the asset and liability method, under which deferred tax assets and liabilities are recognized to reflect the temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses carryforward. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for this evaluation are periodically updated based upon changes in business factors and the tax laws and regulations.

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

During the first quarter of 2009, the Company was confronted with an additional deterioration of one trust preferred CDO that had previously incurred a non-cash OTTI write down of $5.2 million in the fourth quarter of 2008. In the first quarter of 2009, an additional $4.0 million OTTI charge was recorded on this $10 million par value security purchased in February 2004. In reaching its determination, management engaged an independent outside consultant to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. The first quarter 2009 independent review of this bond indicated that there was further weakness in the underlying collateral of this CDO.  The review indicated that it was likely that the full principal amount might not be repaid.  In addition, this security was downgraded by Moody’s from B2 to Ca during the first quarter of 2009.  Therefore, management decided that the appropriate course of action would be to write this bond down to its identifiable current liquidation level of 8.25% of par.  The net book value of this asset is now $825 thousand on the $10 million par value.  While the ultimate cash flow on this investment remains uncertain, the Company believes that its remaining exposure is immaterial no matter how it performs.  Currently, the bond continues to pay all of its contractual interest when due.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at March 31, 2009.  When compared to December 31, 2008, total assets decreased by $85 million or 5%.  This was primarily attributable to declines in cash and due from banks, securities available for sale and net loans and leases of $50 million, $28 million and $8 million, respectively.  The decrease in the investment portfolio reflects declines in mortgage-backed securities and U.S. government agencies of $17 million and $5 million, respectively.  The net loan and lease portfolio decreased by 1% since year-end 2008.

At March 31, 2009, total deposits were $1.3 billion, a decrease of $174 million when compared to December 31, 2008. This was largely attributable to decreases in certificates of deposit, savings and demand deposits of $75 million, $79 million and $20 million, respectively, largely resulting from traditional seasonal outflows of municipal deposits.  Core deposit balances represented approximately 66% of total deposits at March 31, 2009 compared to 65% at year-end 2008.  Short-term borrowed funds, primarily FHLB advances, totaled $56 million at March 31, 2009, compared to $3 million at December 31, 2008.  This increase was due, in part, to the aforementioned municipal deposit outflow. The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior non-secured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012.

Capital Resources - Total stockholders’ equity amounted to $149 million at March 31, 2009, representing a decrease of $5 million from December 31, 2008. The decrease from year-end 2008 largely reflects the net loss recorded in the first quarter of 2009.  Management anticipates that internal capital generation, defined as earnings less cash dividends paid on common stock, will be the primary catalyst supporting the Company’s future growth of assets and stockholder value.  Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

In December 2008, the Company issued to the U.S. Treasury $37 million in 5% fixed rate cumulative perpetual preferred stock and a warrant to purchase 465,569 shares of common stock.  This increase in capital has allowed the Company to reinforce its commitment to serve the credit needs of our clients and the communities in which we operate.  The Company contributed $34 million of this capital to its Bank subsidiary in December 2008.

The Company’s tangible common equity to tangible assets ratio was 6.99% at March 31, 2009 versus 6.91% and 7.06% at December 31 and March 31, 2008, respectively. At March 31, 2009, the Bank’s Tier I leverage ratio was 9.32% while its risk-based capital ratios were 11.79% for Tier I capital and 13.05% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution. Table 2-1 summarizes the Company’s capital ratios as of March 31, 2009 and compares them to current minimum regulatory guidelines and December 31 and March 31, 2008 actual results.

TABLE 2-1		Tier I Capital/	Total Capital/
	Tier I	Risk-Weighted	Risk-Weighted
	Leverage	Assets	Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
March 31, 2009	9.10%	11.52%	13.58%
December 31, 2008	9.38%	12.03%	14.07%
March 31, 2008	7.41%	10.06%	12.13%

Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008.  The Company’s Board declared a cash dividend of  $0.05 per share at its April 28, 2009 meeting.  The cash dividend will be paid on June 17, 2009 to stockholders of record on May 22, 2009.

The Company did not repurchase any shares of its common stock during the first three months of 2009 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032 at par.  The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034 at par. As of March 31, 2009, the Company has chosen not to redeem the debentures of the Trusts, and in the future will continue to evaluate the cost effectiveness of these borrowings. The weighted average rate on all trust preferred securities outstanding was 4.82% and 6.88% for the first quarter of 2009 and 2008, respectively.

In 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank.  As of March 31, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale. As the Federal Reserve Bank (“FRB”) pays interest on excess reserve balances, the Company may leave balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $389 million at March 31, 2009 from $457 million at December 31, 2008, resulting largely from reductions in interest earning balances at the FRB and securities available for sale. Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale and cash provided by operating activities.  During the first three months of 2009 and 2008, proceeds from sales and maturities of securities available for sale totaled $71 million and $95 million, respectively.  Additionally, the Company issued $29 million in FDIC-guaranteed senior non-secured debt under the TLGP in March of 2009.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first three months of 2009 and 2008, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan and lease losses) totaling $2 million and $31 million, respectively.  The Company did not purchase any loans during the first quarter of 2009 or 2008.  The Company purchased securities available for sale totaling $44 million and $98 million during the first quarter of 2009 and 2008, respectively.  The Company’s outstanding FHLB borrowings as of March 31, 2009 were primarily used to support the funding of these assets.  At March 31, 2009, total deposits were $1.3 billion, a decrease of $174 million when compared to December 31, 2008.

The Asset/Liability Management Committee (the “ALCO”) is responsible for oversight of the liquidity position and management of the asset/liability structure under delegated authority from the Board of Directors. The ALCO establishes specific policies and operating procedures governing liquidity levels and develops plans to address future and current liquidity needs.  The ALCO monitors the rates and  cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At March 31, 2009, access to approximately $139 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  The amount of the FHLB lines of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgage loans and investment securities.  At March 31, 2009, approximately $70 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes.  At March 31, 2009, approximately $53 million was outstanding with the FHLB and no funds were drawn on correspondent bank lines of credit.  To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $93 million in short-term certificates of deposit outstanding at March 31, 2009. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors.  CDARS deposits are considered for regulatory purposes to be brokered deposits. Certain of our depositors with balances significantly in excess of FDIC insurance limits have found CDARS to be an attractive product.  These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain.  Notwithstanding the CDARS deposits, and pursuant to authorization limits set by the Board, management may also access the traditional brokered deposit market for funding.  As of March 31, 2009, $30 million in such brokered deposits were outstanding.  As the Company’s liquidity remains satisfactory due to its deposit base, ample borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties.  At March 31, 2009 and 2008, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $261 million and $314 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At March 31, 2009 and 2008, letters of credit outstanding were approximately $16 million and $17 million, respectively.  At March 31, 2009 and 2008, the uncollateralized portion was approximately $3 million in each period.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At March 31, 2009 and 2008, the total gross notional amount of swap transactions outstanding was $27 million and $43 million, respectively.  On September 15, 2008 and October 3, 2008, respectively, Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing.  The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009.  As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a credit loss to the Company on those swap agreements of approximately $584 thousand was recorded in the third quarter of  2008.  Future changes in the fair value of these customer swap agreements will no longer be offset and will be recognized as income or loss as appropriate. For the quarter ended March 31, 2009 and 2008, neither income nor losses associated with interest rate swap transactions were material to the financial statements.

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of March 31, 2009.

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Leases covering various equipment,
branches, office space and land	$18,523	$3,228	$6,046	$2,747	$6,502
Time deposits	442,519	394,567	45,825	2,127	-
FHLB borrowings	53,000	53,000	-	-	-
Securities sold under agreements to repurchase	3,000	2,000	1,000	-	-
Senior unsecured debt	29,000	-	29,000	-	-
Subordinated notes	10,000	-	-	10,000	-
Junior subordinated debentures	20,620	-	-	-	20,620
Payable - securities purchases	1,002	1,002	-	-	-
Total	$577,664	$453,797	$81,871	$14,874	$27,122

Material Changes in Results of Operations for the Three Months Ended March 31, 2009 versus the Three Months Ended March 31, 2008 - The Company recorded a net loss of $5.1 million for the first quarter of 2009 compared to net income of $3.0 million for the first quarter of 2008. The net loss in 2009 primarily reflects an increase of $8.4 million in the provision for loan and lease losses and a $4.0 million non-cash OTTI write-down of one CDO that had previously been written down in the fourth quarter of 2008.  The increase in the Company’s first quarter 2009 provision for loan and lease losses was due to growth in non-accrual loans. Based, in part, upon an independent review of the remaining CDO security, management decided that the appropriate course of action would be to write the CDO down to its identifiable current liquidation level of 8.25% of par, resulting in the additional OTTI charge. These were offset in part by a $968 thousand reduction in operating expenses. The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and legal expenses.

As shown in Table 2-2 following this discussion, net interest income decreased by 1.8% to $15.3 million resulting from a $30 million reduction in average interest-earning assets, despite a three basis point improvement in the Company’s net interest margin to 4.03% in 2009. The decrease in average interest-earning assets reflects declines in short-term securities purchased under agreements to resell and investment securities of $86 million and $12 million, respectively.  The reduction in short-term securities purchased under agreements to resell resulted from a lower level of municipal deposits in 2009. Partially offsetting the reduction in average interest-earning assets was an improved balance sheet mix from short-term investments and securities into higher-yielding loans. Growth in commercial and industrial loans, and commercial mortgage loans resulted in a 6% increase in average loans and leases outstanding to $1.1 billion during the first quarter of 2009 versus the comparable period in 2008.  The growth in average loans and leases occurred in spite of the sale of $60 million in equipment leases in connection with the sale of substantially all of the assets of SB Equipment.

The improvement in the Company’s net interest margin to 4.03% during the first quarter of 2009 from 4.00% a year ago primarily resulted from a 157 basis point decrease in the Company’s cost of total average interest-bearing liabilities to 1.61%, offset somewhat by a 128 basis point decrease in the Company’s earning asset yield to a weighted average rate of 5.21%.  The lower asset yield resulted from the impact of a 192 basis point reduction in average yield on loans and leases, offset in part by the $60 million increase in the average balance of our loans and leases, which carry a significantly higher yield than our securities portfolio. The reduction in the cost of interest-bearing liabilities in 2009 resulted from an increase in average core deposits coupled with a lower prevailing rate environment in the first quarter of 2009 versus the comparable 2008 period.  The average cost of time and savings deposits and junior subordinated debentures declined by 153 basis points and 228 basis points, respectively, in the first quarter of 2009 versus 2008. The Company experienced a $56 million increase in average total deposits during the first quarter of 2009 versus 2008.  This increase, together with the issuance of $29 million in senior unsecured debt guaranteed by the FDIC under the TLGP in March 2009, resulted in a reduction in other temporary borrowings in 2009. Average federal funds purchased, securities sold under agreements to repurchase and other temporary borrowings declined $145 million during the first quarter of 2009 versus the comparable 2008 period.

The provision for loan and lease losses was $10.0 million in the first quarter of 2009, representing an increase of $8.4 million versus the comparable 2008 period.  The increase in the Company’s 2009 provision was largely due to growth in non-accrual loans of $16 million, an increase in net charge-offs of $2.9 million recorded in the first quarter of 2009, and an increase in total loans outstanding (net of unearned income and before allowance for loan and lease losses) in 2009 of $49 million. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three months ended March 31, 2009 and 2008

	Three months
			Over/
			(under)
	2009	2008	2008
Salaries and other employee benefits	$5,337	$$5,969	(10.6)%
Occupancy	1,501	1,377	9.0%
Equipment	306	323	(5.3)%
Legal	176	1,236	(85.8)%
Marketing and advertising	275	268	2.6%
Audit and assessment	1,224	268	356.7%
Credit and collection	171	173	(1.2)%
Other operating expenses	1,172	1,515	(22.6)%
Total operating expenses	$10,162	$$11,129	(8.7)%

Total operating expenses were reduced $968 thousand or 8.7% to $10.2 million during the first quarter of 2009 when compared to the first quarter of 2008. The decrease in total operating expenses primarily reflects reductions in salaries and other employee benefits and legal expenses.  These were partially offset by an increase in audit and assessment expenses.  The decrease in salaries and other employee benefits is primarily the result of a year-over-year reduction in full-time equivalent headcount of 8% and a reduction in compensation costs, principally resulting from our past strategic actions to exit non-core businesses. The reduction in legal expenses is due to the final settlement of the purported shareholder derivative suit during the third quarter of 2008. Audit and assessment expenses increased in the first quarter of 2009 when compared to the first quarter of 2008 primarily due to higher FDIC deposit insurance assessment fees in 2009 combined with the impact of a one-time assessment credit in 2008. On February 27, 2009, the FDIC adopted a final rule that initially raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009. Under the final rule, beginning with the second quarter of 2009, the initial base assessment rates will range from 12 to 45 basis points depending on an institution’s risk category, with adjustments resulting in increased assessment rates for institutions with a significant reliance on secured liabilities and brokered deposits. In addition, on February 27, 2009, the FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on the banking industry on June 30, 2009. The assessment is to be collected on September 30, 2009. However, the FDIC may decrease by one half such special emergency fee charged on second-quarter domestic deposits from the 20 basis points to 10 basis points if legislation passes that allows the FDIC to borrow more funds from the Treasury. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance. The increased deposit insurance premiums proposed by the FDIC are expected to result in a significant increase in our non-interest expense.

Due in part to the decrease in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 61.8% in the first quarter of 2009 versus 64.4% in the first quarter of 2008.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.54% for the first quarter of 2009 as compared to 2.66% in 2008, reflecting the decrease in total operating expenses.

The Company’s income tax benefit was $2.5 million in the first quarter of 2009 as compared to income tax expense of $1.3 million in 2008. The Company has performed an evaluation of its tax positions in accordance with FIN 48, and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored enterprises.  During the first quarter of 2009, the Company confronted an additional deterioration of one trust preferred CDO that had previously incurred a non-cash OTTI write down of $5.2 million in the fourth quarter of 2008. In the first quarter of 2009, an additional $4.0 million OTTI charge was recorded on this $10 million par value security purchased in February 2004. In reaching its determination, management engaged an independent outside consultant to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. The first quarter 2009 independent review of this bond indicated that there was further weakness in the underlying collateral of this CDO.  The review indicated that it was likely that the full principal amount might not be repaid.  In addition, this security was downgraded by Moody’s from B2 to Ca during the first quarter of 2009.  Therefore, management decided that the appropriate course of action would be to write this bond down to its identifiable current liquidation level of 8.25% of par.  The net book value of this asset is now $825 thousand on the $10 million par value.  While the ultimate cash flow on this investment remains uncertain, the Company believes that its remaining exposure is immaterial no matter how it performs.  Currently, the bond continues to pay all of its contractual interest when due.

A $2 million single issuer trust preferred security, which had previously incurred a $1.0 million non-cash OTTI charge and was written down to 52% of par value in the fourth quarter of 2008, was sold in January 2009 at a price close to this mark.

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgage loans.  The Bank does not engage in subprime lending and the Bank’s adjustable-rate mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank has not offered payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $28 million (which includes $9 million in loans held for sale) at March 31, 2009, $16 million at December 31, 2008 and $12 million at March 31, 2008.  The increase in non-accrual loans at March 31, 2009 compared to December 31, 2008 was primarily due to the addition of a $6 million residential construction loan, a $3 million commercial real estate relationship which had been previously written down to fair value and transferred to loans held for sale and an additional commercial real estate relationship totaling $3 million. At March 31, 2009, December 31, 2008 and March 31, 2008, the Company held no OREO and there were no restructured accruing loans and leases.  At March 31, 2009, there were no loans 90 days or more past due and still accruing interest.  Loans and leases 90 days or more past due and still accruing totaled $3 thousand at December 31, 2008.

The allowance for loan and lease losses amounted to $26 million or 2.3% of total loans and leases at March 31, 2009, $19 million or 1.7% of total loans and leases at December 31, 2008, and $16 million or 1.5% of total loans and leases at March 31, 2008.  The increase in the allowance as a percentage of the total loan and lease portfolio at March 31, 2009 as compared to December 31, 2008 and March 31, 2008 is due to an increase in the provision for loan and lease losses resulting from the higher level of non-accrual loans and leases. The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 91% at March 31, 2009 from 116% at December 31, 2008 and 137% one year ago, caused primarily by the increase in non-accrual loans and leases.  Management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.  Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as residential construction, commercial real estate or commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.  At March 31, 2009 there were only five residential relationships on the watch list, representing less than 1% of total watch list loans.  As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  The Company now has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers may not maintain control over such relationships. As of March 31, 2009, the Bank had 87 relationships on its watch list, including non-accrual loans and leases, with an aggregate value of $91million, compared to 75 relationships, including non-accrual loans and leases, with an aggregate value of $89 million at December 31, 2008.  The increase in the watch list total for the first quarter of 2009 is primarily due to five relationships totaling $12 million, partially offset by two relationships totaling $7 million that were transferred to loans held for sale and charge-offs of $3 million.  It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of recent credit market conditions.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns in industries and other uncertainties.  All of the factors mentioned above will continue to be closely monitored.  Due to the uncertainties cited above, management expects to record loan charge-offs in future periods, which management believes have been adequately reserved for in the allowance for loan and lease losses.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2
NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2009 and 2008 (unaudited)
(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$395,562	$4,873	5.00%	$407,834	$5,048	4.98%
Federal Home Loan Bank and other restricted stock	5,477	11	0.81	8,876	186	8.43
Securities purchased under agreements to
resell	6,611	2	0.12	92,769	822	3.56
Interest-bearing deposits	14,802	6	0.16	2,983	25	3.37
Loans and leases (3)	1,117,925	14,915	5.41	1,057,999	19,272	7.33
Total interest-earning assets	1,540,377	$19,807	5.21%	1,570,461	$25,353	6.49%
Non-interest-earning assets	82,752			111,027
Total Assets	$1,623,129			$1,681,488

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$578,030	$1,234	0.87%	$553,100	$2,862	2.08%
Time deposits	500,987	2,746	2.22	480,204	4,923	4.12
Total savings and time deposits	1,079,017	3,980	1.50	1,033,304	7,785	3.03
Federal funds purchased	911	1	0.45	8,646	75	3.49
Securities sold under agreements to
repurchase	2,388	3	0.51	-	-	-
Other temporary borrowings	17,522	31	0.72	157,304	1,278	3.27
Senior unsecured debt	322	3	3.78	-	-	-
Subordinated notes	10,000	231	9.37	10,000	231	9.29
Junior subordinated debentures	20,620	241	4.74	20,620	360	7.02
Total interest-bearing liabilities	1,130,780	4,490	1.61	1,229,874	9,729	3.18
Demand deposits	326,378			316,544
Other liabilities	12,481			19,544
Total Liabilities	1,469,639			1,565,962
Stockholders' Equity	153,490			115,526
Total Liabilities and Stockholders' Equity	$1,623,129			$1,681,488
Net interest income/margin		15,317	4.03%		15,624	4.00%
Less tax-equivalent basis adjustment		(37)			(63)
Net interest income		$15,280			$15,561

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $13 and $36 in 2009 and 2008, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $24 and $27 in 2009 and 2008, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
March 31, 2009 versus December 31, 2008 and March 31, 2008
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	3/31/2009	12/31/2008	3/31/2008
Non-accrual Loans and Leases	$28,479	$16,072	$12,013
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$28,479	$16,072	$12,013

Loans and Leases 90 Days or More Past Due and Still Accruing	$-	$3	$6
Gross Loans and Leases Outstanding	$1,121,336	$1,122,538	$1,072,058

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	3/31/2009	12/31/2008	3/31/2008
Beginning Balance	$18,668	$14,573	$14,705
Provision	10,000	7,000	1,618
Net (Charge-Offs) Recoveries	(2,771)	(2,905)	100
Ending Balance	$25,897	$18,668	$16,423

KEY RATIOS:
	Period Ended
	3/31/2009	12/31/2008	3/31/2008
Allowance as a % of Total Loans and Leases	2.3%	1.7%	1.5%

Non-accrual Loans and Leases as a % of Total Loans and Leases	2.5%	1.4%	1.1%

Non-performing Assets as a % of Total Loans and Leases and OREO (1)	2.5%	1.4%	1.1%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	91%	116%	137%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	91%	116%	137%

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

As of March 31, 2009, the Company’s balance sheet is considered slightly asset sensitive.  This is evidenced by the increase in net interest income in a hypothetical rising rate scenario. This is due to the relative rate insensitivity of non-maturity deposits.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

March 31, 2009
Time Horizon	Down 100	Base Flat	Up 100	Up 200
Year One	-2.1%	0.0%	1.0%	1.9%
Year Two	-2.6%	1.7%	2.8%	3.7%

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

As of March 31, 2009, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of +200/-100 basis points is low.  The small changes in the percentage change in MVPE and the MVPE Ratio continue to be a result of the closely matched duration of assets and liabilities on the bank’s balance sheet. The low volatility of MVPE is also attributable to the low interest rate environment at March 31, 2009 and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

March 31, 2009
	Down 100	Base Flat	Up 100	Up 200
% Change in MVPE (1)	1.2%	0.0%	-0.3%	-2.1%
MVPE Ratio	17.7%	17.6%	17.8%	17.5%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS
The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS
There are no other material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008, except as described below.

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries.  These funds are used to service our debt as well as to pay expenses and dividends on our common stock.  Our non-consolidated interest expense on our debt obligations was $472 thousand and $597 thousand for the three months ended March 31, 2009 and 2008, respectively.  Our non-consolidated operating expenses were $34,000 for the three months ended March 31, 2009.  There were no non-consolidated operating expenses for the three months ended March 31, 2008.  State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of March 31, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business.  The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations.  In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value.  Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.  As of March 31, 2009, a maximum of approximately $35 million was available to us from the Bank according to these limitations.  Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.  A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms.  We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

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

We are in the midst of a national recession and thus are operating in a challenging and uncertain economic environment, globally, nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate and financial markets.  Decreases in real estate values could negatively affect the value of property used as collateral for our loans. Adverse changes in the economy may also affect the ability of our borrowers to make timely repayments of their loans, which would have an impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may continue to decline because our investment alternatives may earn less income for us than real estate loans.

We continue to see increases in loan delinquencies and charge-offs.  The Company’s non-performing loans totaled $28 million at March 31, 2009 compared to $16 million at December 31, 2008, net loan charge-offs recorded for the first quarter of 2009 were $2.8 million and our provision for loan and lease losses for the first quarter of 2009 was $10.0 million.  The national and local economic recession along with any further deterioration could drive losses beyond that which is provided for in our allowance for loan losses and result in additional consequences, such as loan delinquencies, increased problem assets and foreclosures, declining demand for our products and services, decreased deposits and declining collateral value for our loans.

If our investment in the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of New York (“FHLB-NY”). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of March 31, 2009 was $3.8 million based on its par value. This amount fluctuates as a function of our FHLB-NY borrowings. There is no public market for our FHLB-NY common stock.

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

We experienced a net loss in the first quarter of 2009 and can provide no assurance that additional losses will not be realized in future quarters.

The Company recorded a net loss of $5.1 million in the first quarter of 2009.  The net loss in the first quarter was due primarily to an increase of $8.4 million in the provision for loan and lease losses, and a $4.0 million non-cash OTTI write-down of one CDO that had previously been written down in the fourth quarter of 2008.  The increase in the Company’s first quarter 2009 provision for loan and lease losses was due to growth in non-accrual loans.  At March 31, 2009, our non-accrual loans were $28 million compared to $16 million at December 31, 2008 and $12 million at March 31, 2008.

The net loss in the first quarter of 2009 reduced March 31, 2009 stockholders’ equity.  If we experience additional losses in the future, it will restrict our ability to grow our balance sheet as we have in the past.

The loss of key personnel could impair the Bank’s future success.

The Bank’s future success depends in part on the continued service of its executive officers, other key members of management and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees.  The loss of services of key personnel could have an adverse effect on the Bank’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  The Company currently has an employment agreement in place with its Chief Executive Officer.  Change in control agreements are in place for selected key officers.  The American Recovery and Reinvestment Act of  2009 (“ARRA”) was signed by the President on February 17, 2009 and imposed strict new limits on executive compensation for all CPP participants, including a prohibition on the payment or accrual of any bonus, retention award or incentive compensation to the Company’s five most highly compensated employees.  These prohibitions may negatively impact the Company’s ability to retain existing key staff members and/or to attract additional qualified personnel to join the Company in key positions.

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

STATE BANCORP, INC.

5/11/09	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

5/11/09	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)