Form 10-Q
period 2009-06-30
STATE BANCORP INC
filed 2009-08-07
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2009

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

Yes   [   ]                                     No   [X]

As of July 15, 2009, there were 14,599,303 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2009

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$86,198,147	$101,988,240
Securities purchased under agreements to resell	5,000,000	1,000,000
Total cash and cash equivalents	91,198,147	102,988,240
Securities available for sale - at estimated fair value	389,536,449	412,379,205
Federal Home Loan Bank and other restricted stock	5,335,943	4,823,143
Loans and leases (net of allowance for loan and lease losses of $27,954,029 in 2009 and $18,668,451 in 2008)	1,098,644,027	1,103,869,765
Bank premises and equipment - net	6,502,934	6,688,432
Bank owned life insurance	30,269,936	29,897,956
Net deferred income taxes	20,237,374	18,142,368
Receivable - current income taxes	152,335	343,614
Other assets	14,404,922	14,361,779
TOTAL ASSETS	$1,656,282,067	$1,693,494,502
LIABILITIES:
Deposits:
Demand	$341,698,251	$351,629,362
Savings	616,379,343	612,251,609
Time	468,953,807	517,167,256
Total deposits	1,427,031,401	1,481,048,227
Other temporary borrowings	3,000,000	3,000,000
Senior unsecured debt	29,000,000	-
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Payable - securities purchases	4,157,500	-
Overnight sweep and settlement accounts payable, net	-	13,174,175
Other accrued expenses and liabilities	13,653,898	11,732,765
Total liabilities	1,507,462,799	1,539,575,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding in 2009 and 2008; liquidation preference of $36,842,000 in 2009 and 2008	35,908,274	35,800,172
Common stock, $0.01 par value in 2009 and $5.00 in 2008, authorized 20,000,000 shares; issued 15,586,700 shares in 2009 and 15,490,895 shares in 2008; outstanding 14,599,048 shares in 2009 and 14,461,634 shares in 2008	155,867	77,454,475
Warrant	1,056,842	1,056,842
Surplus	167,433,654	89,984,480
Retained deficit	(44,140,861)	(37,634,783)
Treasury stock (987,652 shares in 2009 and 1,029,261 shares in 2008)	(16,646,426)	(17,262,240)
Accumulated other comprehensive income (net of taxes of $3,325,500 in 2009 and $2,976,111 in 2008)	5,051,918	4,520,389
Total stockholders' equity	148,819,268	153,919,335
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,656,282,067	$1,693,494,502

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months		Six Months
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans and leases	$14,744,805	$17,347,270	$29,635,999	$36,592,190
Federal funds sold and securities purchased under agreements to resell	4,418	141,204	6,272	963,237
Securities available for sale - taxable	4,367,114	4,782,884	9,199,412	9,710,467
Securities available for sale - tax-exempt	17,047	58,547	50,704	138,245
Securities available for sale - dividends	-	9,917	-	39,667
Dividends on Federal Home Loan Bank and other restricted stock	28,436	134,350	38,981	320,849
Total interest income	19,161,820	22,474,172	38,931,368	47,764,655
INTEREST EXPENSE:
Deposits	3,390,322	5,111,449	7,369,776	12,896,157
Temporary borrowings	29,246	755,798	64,222	2,109,218
Senior unsecured debt	279,594	-	282,691	-
Subordinated notes	231,186	231,185	462,371	462,370
Junior subordinated debentures	212,184	318,518	453,299	678,855
Total interest expense	4,142,532	6,416,950	8,632,359	16,146,600
Net interest income	15,019,288	16,057,222	30,299,009	31,618,055
Provision for loan and lease losses	3,500,000	4,907,744	13,500,000	6,525,744
Net interest income after provision for loan and lease losses	11,519,288	11,149,478	16,799,009	25,092,311
NON-INTEREST INCOME:
Service charges on deposit accounts	595,433	552,533	1,186,037	1,154,970
Net security gains (losses)	447,459	51,550	(3,318,045)	60,159
Income from bank owned life insurance	264,039	229,352	371,980	516,963
Other operating income	239,250	604,109	602,643	1,224,564
Total non-interest income	1,546,181	1,437,544	(1,157,385)	2,956,656
Income before operating expenses	13,065,469	12,587,022	15,641,624	28,048,967
OPERATING EXPENSES:
Salaries and other employee benefits	5,959,747	5,769,340	11,297,229	11,738,719
Occupancy	1,448,242	1,396,651	2,949,448	2,774,330
Equipment	296,585	294,460	602,166	617,183
Legal	169,606	1,496,097	345,456	2,732,126
Marketing and advertising	475,000	18,827	750,000	286,808
FDIC and NYS assessment	1,276,087	190,005	2,313,661	253,503
Credit and collection	191,087	186,115	362,083	359,030
Other operating expenses	1,717,536	1,868,098	3,075,577	3,587,354
Total operating expenses	11,533,890	11,219,593	21,695,620	22,349,053
INCOME (LOSS) BEFORE INCOME TAXES	1,531,579	1,367,429	(6,053,996)	5,699,914
PROVISION (BENEFIT) FOR INCOME TAXES	459,207	406,673	(2,033,012)	1,738,783
NET INCOME (LOSS)	$1,072,372	$960,756	$(4,020,984)	$3,961,131
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.04	$0.07	$(0.35)	$0.28
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.04	$0.07	$(0.35)	$0.28

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2009 and 2008
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(4,020,984)	$3,961,131
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and lease losses	13,500,000	6,525,744
Depreciation and amortization of bank premises and equipment	754,746	659,059
Amortization of net premium on securities	1,266,964	909,316
Deferred income tax benefit	(2,444,395)	(873,728)
Net security losses (gains)	3,318,045	(60,159)
Income from bank owned life insurance	(371,980)	(516,963)
Change in fair value of derivative contracts	473,288	-
Stock-based compensation expense	425,981	612,826
Directors' stock plan expense	68,040	83,121
Decrease in receivable - current income taxes	191,279	2,446,607
Increase in other assets	(1,181,823)	(2,347,037)
Increase (decrease) in other accrued expenses and other liabilities	2,550,978	(5,849,909)
Net cash provided by operating activities	14,530,139	5,550,008
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	86,439,783	64,573,865
Proceeds from maturities of securities available for sale	57,273,097	138,267,512
Purchases of securities available for sale	(120,416,715)	(170,713,457)
(Increase) decrease in Federal Home Loan Bank and other restricted stock	(512,800)	695,500
Increase in loans and leases - net	(8,274,262)	(24,036,675)
Purchases of bank premises and equipment - net	(569,248)	(1,260,642)
Net cash provided by investing activities	13,939,855	7,526,103
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(5,803,377)	(16,494,537)
Decrease in time deposits	(48,213,449)	(66,884,710)
Increase in federal funds purchased	-	35,000,000
Decrease in other temporary borrowings	-	(13,031,328)
Proceeds from issuance of senior unsecured debt	29,000,000	-
(Decrease) increase in overnight sweep and settlement accounts payable, net	(13,174,175)	1,362,947
Cash dividends paid on common stock	(1,455,942)	(4,258,413)
Cash dividends paid on preferred stock	(818,712)	-
Proceeds from shares issued under dividend reinvestment plan	205,568	1,801,413
Proceeds from shares issued pursuant to compensation awards	-	173,294
Net cash used in financing activities	(40,260,087)	(62,331,334)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,790,093)	(49,255,223)
CASH AND CASH EQUIVALENTS - JANUARY 1	102,988,240	96,380,214
CASH AND CASH EQUIVALENTS - JUNE 30	$91,198,147	$47,124,991
SUPPLEMENTAL DATA:
Interest paid	$8,491,898	$17,177,010
Income taxes paid	$218,513	$154,551
Loans transferred to held for sale	$7,361,998	-
Preferred dividends accrued but not paid	$230,262	-

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Six Months Ended June 30, 2009 and 2008
	Preferred Stock	Common Stock	Warrant	Surplus	Retained Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2009	$35,800,172	$77,454,475	$1,056,842	$89,984,480	$(37,634,783)	$(17,262,240)	$4,520,389	$153,919,335
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share	-	(77,299,566)	-	77,299,566	-	-	-	-
Net loss	-	-	-	-	(4,020,984)	-	-	(4,020,984)
Other comprehensive income, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(1,658,381)
Reclassification adjustment (2)	-	-	-	-	-	-	-	2,189,910
Total other comprehensive income	-	-	-	-	-	-	531,529	531,529
Total comprehensive loss	-	-	-	-	-	-	-	(3,489,455)
Accretion of discount on preferred shares	108,102	-	-	-	(108,102)	-	-	-
Cash dividend on common stock ($.10 per share)	-	-	-	-	(1,455,942)	-	-	(1,455,942)
Cash dividend on preferred stock (5%)	-	-	-	-	(921,050)	-	-	(921,050)
Shares issued under the dividend reinvestment plan (32,106 shares at 95% of market value)	-	321	-	205,247	-	-	-	205,568
Stock issued under directors' stock plan (10,625 shares)	-	106	-	(481,089)	-	615,814	-	134,831
Stock-based compensation (53,074 shares)	-	531	-	425,450	-	-	-	425,981
Balance, June 30, 2009	$35,908,274	$155,867	$1,056,842	$167,433,654	$(44,140,861)	$(16,646,426)	$5,051,918	$148,819,268
Balance, January 1, 2008	$-	$74,981,740	$-	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668
Net income	-	-	-	-	3,961,131	-	-	3,961,131
Other comprehensive loss, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(3,969,526)
Reclassification adjustment (2)	-	-	-	-	-	-	-	(36,278)
Total other comprehensive loss	-	-	-	-	-	-	(4,005,804)	(4,005,804)
Total comprehensive loss	-	-	-	-	-	-	-	(44,673)
Cash dividend on common stock ($.30 per share)	-	-	-	-	(4,258,413)	-	-	(4,258,413)
Shares issued under the dividend reinvestment plan (149,520 shares at 95% of market value)	-	747,600	-	1,053,813	-	-	-	1,801,413
Stock options exercised (19,091 shares)	-	95,455	-	77,839	-	-	-	173,294
Stock-based compensation (154,872 shares)	-	774,360	-	(161,534)	-	-	-	612,826
Stock issued under directors' stock plan (6,513 shares)	-	32,565	-	53,200	-	-	-	85,765
Balance, June 30, 2008	$-	$76,631,720	$-	$87,677,460	$(32,461,545)	$(16,646,426)	$(3,193,329)	$112,007,880
(1) Unrealized losses on securities available for sale, net of taxes of ($778,746) and ($2,613,440) in 2009 and 2008, respectively.
(2) Adjustment for losses (gains) included in net income, net of taxes of ($1,128,135) and $23,881 in 2009 and 2008, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”).  The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB ORE Corp., and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC.  SB Portfolio is a fixed income portfolio management subsidiary that currently has no investment securities under management.  State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, its condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008, its condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2008 Annual Report on Form 10-K.  Subsequent events have been evaluated through August 7, 2009, which is the date the financial statements were issued.

Accounting for Stock-Based Compensation
The Company accounts for stock-based compensation on a modified prospective basis with the fair value of any subsequent grants of stock-based compensation to be reflected in the income statement.

Accounting for Derivative Financial Instruments
The Company does not currently hold any derivative financial instruments for trading purposes. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk.  Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized in other income, with the fair value for each individual swap offsetting the corresponding other.  On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings, Inc. (“Lehman”) and Lehman Brothers Special Financing Inc. (“Lehman Special Financing”) filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing.  The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009.  As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584,000 was recorded in the third quarter of  2008.  During the second quarter of 2009, one of those customer interest rate swap transactions was offset by another institutional dealer.  Subsequent to June 30, 2009, the remaining two unhedged customer interest rate swap transactions were also offset by an institutional dealer.  As all customer interest rate swap transactions will now be hedged, we expect that their future impact on the Company’s financial statements will be immaterial.  For the three and six months ended June 30, 2009, the amount of loss included in other income is $140,000 and $228,000 respectively.  For the three and six months ended June 30, 2008, there was no such loss or income.  At June 30, 2009 and December 31, 2008, the total gross notional amount of swap transactions outstanding was $35,159,857 and $27,828,473, respectively.

	Fair Values of Derivative Instruments

		June 30, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133
Interest rate contracts	Other assets	$1,993,631	$3,132,311
Interest rate contracts	Other liabilities	$1,691,466	$1,500,858

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

Other-Than-Temporary Impairment of Investment Securities
Recently the FASB issued FSP FAS 115-2 and FAS 124-2 which relates to Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).  One significant change to current practice relates to management’s assertion regarding recovery of declines in fair value. The FASB affirmed its decision to move from an assertion about “intent and ability to hold to recovery” to a “do not intend to sell” or “it is more likely than not that it will not be required to sell” prior to recovery assertion. In instances where the Company will not be required to sell the bond or doesn’t intend to sell the bond, the FASB has decided to bifurcate the components of the impairment charge. The credit loss component would be recognized in earnings, and the other components would be recognized in other comprehensive income. In instances when an entity intends to sell or is more likely than not to be required to sell prior to recovery the full OTTI charge is to be recognized in earnings.  (See also Note 4. – Investment Securities and Note 12. – Subsequent Events.)

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The impact of adoption on June 30, 2009 was not material.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The impact of adoption on June 30, 2009 was not material.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The impact of adoption on June 30, 2009 was not material as it required only disclosures which are included in Note 10. – Fair Value.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption on June 30, 2009 was not material.

Newly Issued But Not Yet Effective Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”  SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   SFAS No. 166 addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  This Statement must be applied to transfers occurring on or after the effective date.  The impact of adoption is not expected to be material.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The impact of adoption is not expected to be material.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The impact of adoption is not expected to be material.

2.  STOCKHOLDERS’ EQUITY
The Company has 250,000 shares of preferred stock authorized. In December 2008, the U.S. Department of the Treasury (the “Treasury”) purchased 36,842 shares of the Company’s cumulative Series A Preferred Stock par value $1,000 per share, with a redemption and liquidation value of $36,842,000 and an initial annual dividend of 5% for five years and 9% thereafter.  When originally issued, the preferred stock could not be redeemed for a period of three years from the date of the investment, except with the proceeds from a qualified equity offering (the sale by the Company of common or preferred stock for cash).  After the third anniversary of the date of this investment, the preferred stock could be redeemed, in whole or in part, at any time, at the option of the Company.  However, pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by the Treasury and the Company’s primary federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period.  On June 15, 2009, the Treasury issued an Interim Final Rule under the ARRA, which did not impose any other conditions in connection with any such approval.  However, the Interim Final Rule is subject to comments, and, therefore, may change.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first six months of 2009, the Company did not repurchase any of its common shares.

The par value of the Company’s common stock was changed to $0.01 per share from $5.00 per share in the second quarter of 2009, resulting in a decrease in common stock and an increase in surplus of $77,299,566.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$1,072,372	$960,756	$(4,020,984)	$3,961,131
Less: dividends and accretion of discount on
preferred stock	(514,576)	-	(1,029,152)	-
Income (loss) attributable to common stockholders	$557,796	$960,756	$(5,050,136)	$3,961,131
Weighted average common shares outstanding	14,356,607	14,105,301	14,346,083	14,041,806
Dilutive effect of stock options, restricted stock grants
and common stock warrants	11,376	51,469	N/A *	42,663
Adjusted common shares outstanding - diluted	14,367,983	14,156,770	14,346,083	14,084,469
Net income (loss) per common share - basic	$0.04	$0.07	$(0.35)	$0.28
Net income (loss) per common share - diluted	$0.04	$0.07	$(0.35)	$0.28
Antidilutive common stock warrant issued to the Treasury
under the Capital Purchase Program (“CPP”) and not included in the calculation	465,569	-	465,569	-
Other antidilutive potential shares not included in the calculation	628,442	458,291	664,657	458,291

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

Recently the FASB issued FSP FAS 115-2 and FAS 124-2 which relates to Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).  One significant change to current practice relates to management’s assertion regarding recovery of declines in fair value. The FASB affirmed its decision to move from an assertion about “intent and ability to hold to recovery” to a “do not intend to sell” or “it is more likely than not that it will not be required to sell” prior to recovery assertion. In instances where the Company will not be required to sell the bond or doesn’t intend to sell the bond, the FASB has decided to bifurcate the components of the impairment charge. The credit loss component would be recognized in earnings, and the other components would be recognized in other comprehensive income. In instances when an entity intends to sell or is more likely than not to be required to sell prior to recovery the full OTTI charge is to be recognized in earnings.

During the first quarter of 2009, the Company was confronted with an additional deterioration of one trust preferred CDO that had previously incurred a non-cash OTTI write down of $5.2 million in the fourth quarter of 2008. In the first quarter of 2009, an additional $4.0 million OTTI charge was recorded on this $10 million par value security purchased in February 2004. In reaching its determination, management engaged an independent outside consultant to conduct a detailed credit and cash flow analysis of the securities underlying the CDO structure. The first quarter 2009 independent review of this bond indicated that there was further weakness in the underlying collateral of this CDO. The review indicated that it was likely that the full principal amount would not be repaid.  In addition, this security was downgraded by Moody’s from B2 to Ca during the first quarter of 2009. Therefore, management decided that the appropriate course of action would be to write this bond down to its identifiable fair value of 8.25% of par. Under the new accounting guidance referenced above which was adopted for the quarter ending June 30, 2009, management has decided that it intends to sell this bond. The net book value of this asset is now $825 thousand on the $10 million par value. While the ultimate cash flow on this investment remains uncertain, the Company believes that its remaining exposure is immaterial no matter how it performs. To date, the bond has paid all of its contractual interest when due. (See also Note 12. – Subsequent Events.)

At June 30, 2009 and December 31, 2008, the Company had no securities designated as held to maturity.  The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at June 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$14,488,938	$15,983	$(56,964)	$14,447,957
Government Agency securities	17,186,655	557,376	(8,749)	17,735,282
Collateralized debt obligations	825,000	-	-	825,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	188,660,959	5,694,763	(185,487)	194,170,235
FNMA	129,435,172	2,820,477	(207,282)	132,048,367
GNMA	30,562,307	3,835	(256,534)	30,309,608
Total securities available for sale	$381,159,031	$9,092,434	$(715,016)	$389,536,449

December 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$5,327,088	$33,926	$(704)	$5,360,310
Government Agency securities	22,538,511	835,036	-	23,373,547
Collateralized debt obligations	5,864,999	-	-	5,864,999
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	229,014,250	4,391,402	(47,275)	233,358,377
FNMA	126,282,702	2,198,936	(23,012)	128,458,626
GNMA	15,855,155	128,321	(20,130)	15,963,346
Total securities available for sale	$404,882,705	$7,587,621	$(91,121)	$412,379,205

The amortized cost and estimated fair value of securities available for sale at June 30, 2009 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Within one year	$47,297,197	$47,124,814
One to five years	153,414,924	156,060,722
Five to ten years	37,392,558	38,135,430
After ten years	143,054,352	148,215,483
Total securities available for sale	$381,159,031	$389,536,449

For the three months ended June 30, 2009 and 2008, gross gains of $457,671 and $292,110 and gross losses of $10,212 and $240,560, respectively, were recognized on the sale of securities available for sale.  For the six months ended June 30, 2009 and 2008, gross gains of $839,632 and $300,719 and gross losses of $4,157,677 and $240,560, respectively, were recognized on the sale of securities available for sale.

Information pertaining to securities with gross unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$(56,964)	$4,132,065	$-	$-	$(56,964)	$4,132,065
Government Agency securities	(8,749)	5,003,570	-	-	(8,749)	5,003,570
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(185,487)	21,580,016	-	-	(185,487)	21,580,016
FNMA	(207,282)	38,949,964	-	-	(207,282)	38,949,964
GNMA	(256,534)	19,953,355	-	-	(256,534)	19,953,355
Total securities available for sale	$(715,016)	$89,618,970	$-	$-	$(715,016)	$89,618,970

December 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$(704)	$125,000	$-	$-	$(704)	$125,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(33,540)	10,705,583	(13,735)	3,265,727	(47,275)	13,971,310
FNMA	(1,999)	504,953	(21,013)	3,106,042	(23,012)	3,610,995
GNMA	(20,130)	2,976,562	-	-	(20,130)	2,976,562
Total securities available for sale	$(56,373)	$14,312,098	$(34,748)	$6,371,769	$(91,121)	$20,683,867

There were no securities that had been in a continuous loss position for 12 months or longer at June 30, 2009.  The market value, and therefore the loss position, for each type of security respond differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

5.  LOANS AND LEASES
The Company’s loan and lease portfolio is concentrated primarily in commercial and industrial loans and commercial mortgage loans.  At June 30, 2009 and December 31, 2008, $11.6 million in loans held for sale and $5.3 million in loans held for sale, respectively, were included in net loans.  Charge-offs of $2.5 million were incurred on the transfer of  $7.4 million in loans to loans held for sale in the first half of 2009.  In addition to the loans held for sale, impaired loans before related specifically allocated allowance for loan losses were $21.5 million and $11.9 million at June 30, 2009 and December 31, 2008, respectively.  The increase in such impaired loans was primarily due to $9.8 million and $873 thousand in additional non-accrual residential construction and commercial real estate loans, respectively, that were previously criticized. These were partially offset by a $661 thousand non-accrual loan that was transferred to loans held for sale and subsequently sold in the second quarter of 2009 and $402 thousand in charge-offs and principal repayments.  Impaired loans net of related specifically allocated allowance for loan loss were $14.4 million and $10.0 million at June 30, 2009 and December 31, 2008, respectively.

The recorded investment in loans that are considered to be impaired, as of June 30, 2009 and December 31, 2008, is summarized below:

	June 30, 2009	December 31, 2008
Impaired loans with related allowances for loss	$20,594,500	$11,908,500
Allowance for loan loss specifically allocated to impaired loans	(7,088,104)	(1,954,590)
	13,506,396	9,953,910
Impaired loans with no related allowance for loan loss	873,075	-
Net impaired loans	$14,379,471	$9,953,910

	Second Quarter 2009	Full Year 2008
Average impaired loan and lease balance	$21,618,643	$12,007,748

Interest income of $2,946 was recognized on impaired loans for the three and six months ended June 30, 2009.  Interest income of  $45,781 was recognized for the three and six months ended June 30, 2008.

Activity in the allowance for loan and lease losses for the six months ended June 30, 2009 and 2008 is as follows:

	2009	2008
Balance, January 1	$18,668,451	$14,704,864
Adjustment due to sale of SB Equipment assets	-	(2,002,155)
Provision charged to income	13,500,000	6,525,744
Charge-offs	(4,356,670)	(2,149,499)
Recoveries	142,248	169,340
Balance, June 30	$27,954,029	$17,248,294

The level of loans classified as special mention ($70.2 million), substandard ($40.4 million), doubtful ($0.5 million) or loss ($ -0-) by the Company's loan grading process has increased to $111.1 million at June 30, 2009 from $63.5 million at December 31, 2008.  At June 30, 2009 and December 31, 2008, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $34.6 million and $16.1 million, respectively.  The increase in such non-accrual loans at June 30, 2009 compared to December 31, 2008 was primarily due to the addition of $10 million in residential construction loans representing two relationships, two commercial real estate relationships totaling $6 million which had been previously written down to fair value and transferred to loans held for sale, and an additional commercial real estate relationship totaling $3 million. At June 30, 2009, there were no loans 90 days or more past due and still accruing interest.  Loans and leases 90 days or more past due and still accruing totaled $3 thousand at December 31, 2008.

6.  LEGAL PROCEEDINGS
The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

7.  REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under the capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the federal banking regulators about components of capital, risk weightings of assets and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of June 30, 2009 and December 31, 2008. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$146,007	8.98%	$65,059	4.00%	N/A	N/A
The Bank	$150,603	9.27%	$65,018	4.00%	$81,273	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$146,007	11.48%	$50,894	4.00%	N/A	N/A
The Bank	$150,603	11.84%	$50,877	4.00%	$76,315	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$172,060	13.52%	$101,787	8.00%	N/A	N/A
The Bank	$166,651	13.10%	$101,753	8.00%	$127,192	10.00%
As of December 31, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$154,081	9.38%	$65,721	4.00%	N/A	N/A
The Bank	$156,322	9.52%	$65,685	4.00%	$82,106	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$154,081	12.03%	$51,212	4.00%	N/A	N/A
The Bank	$156,322	12.22%	$51,185	4.00%	$76,777	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$180,118	14.07%	$102,424	8.00%	N/A	N/A
The Bank	$172,350	13.47%	$102,369	8.00%	$127,961	10.00%

The preferred stock, purchased by the Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $5,526,300 or 15% of the preferred stock investment.  The warrant is immediately exercisable and expires in ten years.  The Company allocated $1,056,842 of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock.  The discount is being amortized to preferred stock using an effective yield method over a five-year period.  Through June 30, 2009, $123,116 of the discount has been accreted to preferred stock.

The proceeds from the issuance to the U.S. Treasury were allocated based on the relative fair value of the warrant as compared to the fair value of the preferred stock. The fair value of the warrant was determined using a Black-Scholes valuation model. The assumptions used in the warrant valuation were a dividend yield of 3.8%, stock price volatility of 34% and a risk-free interest rate of 2.7%. The fair value of the preferred stock was determined using a discounted cash flow analysis based on assumptions regarding the market rate for preferred stock, which was estimated to be approximately 9% at the date of issuance.

The Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011.  Furthermore, the ARRA prohibits the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees.  This prohibition does not apply to the granting of restricted stock, provided that the stock does not fully vest during the time the Treasury owns any debt or equity acquired under the Capital Purchase Program (“CPP”) (unless the only securities outstanding are warrants acquired under the CPP) and the amount of restricted stock granted does not have a value greater than one-third of the total annual compensation of the recipient.  The ARRA also prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason except for payments relating to services already performed or benefits previously accrued.  In addition, under ARRA, any bonus payment made to the twenty (20) most highly compensated employees of the Company is subject to recovery by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.  On June 15, 2009, the Treasury issued an Interim Final Rule to provide guidance on the executive compensation provisions under ARRA.  The Interim Final Rule clarified that any payments made in connection with a change in control of the Company will be prohibited golden parachute payments. Under the Interim Final Rule, a golden parachute payment is treated as paid at the time of departure or change in control and may include a right to amounts actually payable after the TARP period.  In addition, the Interim Final Rule clarifies that in addition to payments for services performed or benefits accrued, (i) payments under tax-qualified retirement plans, (ii) payments made due to the employee’s death or disability and (iii) severance or similar payments required to be made pursuant to a state statute or foreign law are excluded from prohibited payments.  The Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement – Standard Terms (“Securities Purchase Agreement”) which governs the sale of the Series A Preferred Stock to the Treasury.

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

At June 30, 2009, incentive stock options for the purchase of 296,615 shares were outstanding and exercisable.  No options were exercised in 2009. The total intrinsic value of options exercised for the six months ended June 30, 2008 was $76,086.  The options outstanding and exercisable at June 30, 2009 have no intrinsic value.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2009	330,914	$15.26
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(34,299)	$13.19
Outstanding - June 30, 2009	296,615	$15.49

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of June 30, 2009:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.28	74,471	1.4 years	$9.76	74,471	$9.76
$12.45 - $13.61	99,231	3.2 years	$13.06	99,231	$13.06
$19.16	60,273	4.7 years	$19.16	60,273	$19.16
$22.63	62,640	5.7 years	$22.63	62,640	$22.63
	296,615	3.6 years	$15.49	296,615	$15.49

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During the first six months of 2009, the Company awarded 55,215 shares of restricted stock to certain key employees.  The restricted stock awarded in 2008 and 2009 vests one-third on each of the third through fifth anniversaries of the award date.  The restricted stock awarded in 2006 vests in full on the third anniversary of the award date.  Based on an estimated forfeiture rate, of those shares awarded in 2009 and 2008, 149,000 shares are expected to vest over the five year period.  Of those shares awarded in 2006, 7,500 shares are expected to vest in full in September 2009. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $1,698,077 to be expensed over the remaining period of 3.8 years. For the six months ended June 30, 2009 and 2008, $186,581 and $113,437, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the six months ended June 30, 2009 and 2008 of $62,654 and $34,610, respectively.

A summary of restricted stock activity follows:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Nonvested - January 1, 2009	136,935	$13.50
Granted	55,215	$7.22
Vested	-	-
Cancelled or forfeited	(2,142)	$13.00
Nonvested - June 30, 2009	190,008	$11.68

At June 30, 2009, 370,706 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation
In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 35%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At June 30, 2009, 65,898 of these options were exercisable, but none have been exercised.  The options outstanding and those exercisable at June 30, 2009 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the six months ended June 30, 2009 and 2008 was $63,217 and $102,100, respectively.  A summary of restricted stock activity follows:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Nonvested - January 1, 2009	45,983	$17.94
Granted	-	-
Vested	(8,362)	$17.94
Nonvested - June 30, 2009	37,621	$17.94

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $1,117,200 and will be expensed over the weighted-average remaining period of 2.3 years.  For the six months ended June 30, 2009 and 2008, $239,400 was recognized as compensation expense in each period.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  The amount of this line of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgage loans and investment securities.  Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $207,000,000 of collateral, including approximately $175,000,000 in commercial real estate mortgage loans that the Bank currently has pledged at the FHLB, approximately $134,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

At June 30, 2009 and December 31, 2008, there were no advances outstanding under such lines of credit with the FHLB.  The average amount of advances outstanding and the weighted-average interest rate on such average amount outstanding for the six months ended June 30, 2009 and the twelve months ended December 31, 2008 were $14,232,000 and $110,915,000, and 0.43% and 2.52%, respectively.

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

For the Company’s securities available for sale, the estimated fair value equals quoted market price, if available (Level 1 inputs). If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities (Level 2 inputs).  (See also Note 4. – Investment Securities.)  Our derivative instruments consist of interest rate swap transactions with customers on loans.  As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).  The market value adjustment of the derivatives considers the credit risk of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  The fair value of loans held for sale and impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Unobservable inputs are typically significant and result in a Level 3 classification for determining fair value of loans held for sale and impaired loans.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2009	Fair Value Measurements at June 30, 2009 Using Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$389,536,449	$389,536,449
Derivatives	$1,993,631	$1,993,631

Liabilities:
Derivatives	$1,691,466	$1,691,466

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Other Observable Inputs (Level 2)	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$412,379,205	$406,514,206	$5,864,999
Derivatives	$3,132,311	$3,132,311	$-

Liabilities:
Derivatives	$1,500,858	$1,500,858	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
	June 30, 2009	December 31, 2008
Beginning balance	$5,864,999	$-
Other-than-temporary impairment	(4,000,000)	(6,203,195)
Included in other comprehensive income	-	-
Transfers (out of) into Level 3	(1,864,999)	12,068,194
Ending balance	$-	$5,864,999

Due to credit deterioration noted in the financial institution industry in general, the Company incurred a first quarter 2009 charge to write down to the fair value a CDO classified as a Level 3 asset as of December 31, 2008.  This valuation was based upon comparable prices of similar instruments obtained from an outside broker and has resulted in the asset being classified as a Level 2 asset beginning  March 31, 2009.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2009	Fair Value Measurements at June 30, 2009 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$14,379,471	$14,379,471
Loans held for sale	$11,620,466	$11,620,466

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$9,953,910	$9,953,910
Loans held for sale	$5,321,577	$5,321,577

Impaired loans had a principal amount of $21,467,575 and $11,908,500, with a valuation allowance of $7,088,104 and $1,954,590 at June 30, 2009 and December 31, 2008, respectively.  The provision for losses on impaired loans was $5,704,308 and $2,000,644 for the six months ended June 30, 2009 and 2008, respectively.  Charge-offs of  $2,585,807 were incurred on the transfer of loans to loans held for sale in the first half of 2009.  There were no such charge-offs in the first half of 2008. (See also Note 5. – Loans and Leases.)

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of the Company’s financial instruments, not previously disclosed, are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash
equivalents	$91,198	$91,198	$102,988	$102,988
Accrued interest receivable	6,022	6,022	6,879	6,879
Federal Home Loan Bank and
other restricted stock	5,336	5,336	4,823	4,823
Loans and leases - net of the
allowance for loan
and lease losses	1,098,644	1,092,038	1,103,870	1,132,185
Total	$1,201,200	$1,194,594	$1,218,560	$1,246,875
Financial liabilities:
Deposits	$1,427,031	$1,222,491	$1,481,048	$1,367,381
Senior unsecured debt	29,000	29,964	-	-
Subordinated notes	10,000	10,925	10,000	12,113
Junior subordinated debentures	20,620	20,659	20,620	20,640
Accrued interest payable	1,574	1,574	1,433	1,433
Temporary borrowings	3,000	3,000	3,000	3,000
Total	$1,491,225	$1,288,613	$1,516,101	$1,404,567

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

Senior Unsecured Debt, Subordinated Notes and Junior Subordinated Debentures - The fair value of subordinated notes and junior subordinated debentures is estimated using the interest rate swap rates of similar term and repricing points and spreads of equivalent new issues.

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

11.  INCOME TAXES
Income tax (benefit) expense of ($2.0 million) and $1.7 million were recorded in the six month periods ended June 30, 2009 and 2008, respectively. The Company is currently subject to a statutory Federal tax rate of 34%, a New York State tax rate of 7.1% plus a 17% MTA surcharge and a New York City tax rate of 9%. The Company’s overall effective tax rate [(benefit)/expense] was (33.6)% for the six month period ended June 30, 2009, compared to 30.5% for the same period in the prior year.  In addition, the Company is no longer subject to examination by NYS and NYC taxing authorities for years before January 1, 2007, and by Federal taxing authorities for years before January 1, 2005.

On a quarterly basis, the Company performs an evaluation of its tax positions in accordance with FIN 48 and has concluded that as of June 30, 2009 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the six month period ended June 30, 2009.

At June 30, 2009 the Company has available a net operating loss carryforward of approximately $13 million that may be applied against future taxable income and is expected to expire in the year 2027.  Based on projected future earnings, management believes it is more likely than not that the tax benefit of the carryforward will be realized within the carryforward period and therefore no valuation allowance has been recorded against the deferred tax assets.

12.  SUBSEQUENT EVENTS
Subsequent to June 30, 2009, management further reviewed recent developments and other considerations with respect to the trust preferred CDO that had previously incurred non-cash OTTI write downs, including the limited prospects for its ultimate price recovery, the expected time involved and the downside risks involved in continuing to hold this investment. As a result of this review and with some limited liquidity appearing in the trust preferred CDO market, management determined that an immediate liquidation was appropriate. As a result, the bond was sold in a single transaction in late July 2009 at a price of 13.45% of par representing a gain of 5.2% of par or approximately $520 thousand which will be recorded in the Company’s third quarter 2009 financial statements.

The Company’s Board declared a cash dividend of  $0.05 per share at its July 28, 2009 meeting.  The cash dividend will be paid on September 16, 2009 to stockholders of record on August 21, 2009.

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

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three and six months ended June 30, 2009 and 2008

	Three months				Six months
			Over/				Over/
			(under)				(under)
	2009	2008	2008		2009	2008	2008
Revenue (1)	$ 16,565	$ 17,495	(5.3)%		$ 29,142	$ 34,575	(15.7)%
Operating expenses	$ 11,534	$ 11,220	2.8%		$ 21,696	$ 22,349	(2.9)%
Provision for loan and lease losses	$ 3,500	$ 4,908	(28.7)%		$ 13,500	$ 6,526	106.9%
Net income (loss)	$ 1,072	$ 961	11.6%		$ (4,021)	$ 3,961	N/M	(2)
Net income (loss) per common share - diluted	$ 0.04	$ 0.07	(42.9)%		$ (0.35)	$ 0.28	N/M	(2)
Return on average total assets	0.26%	0.24%	2	bp	(0.49)%	0.48%	(97)	bp
Return on average total stockholders' equity	2.89%	3.35%	(46)	bp	(5.36)%	6.90%	(1,226)	bp
Tier I leverage ratio	8.98%	7.64%	134	bp	8.98%	7.64%	134	bp
Tier I risk-based capital ratio	11.48%	10.20%	128	bp	11.48%	10.20%	128	bp
Total risk-based capital ratio	13.52%	12.28%	124	bp	13.52%	12.28%	124	bp
Tangible common equity ratio	6.75%	7.13%	(38)	bp	6.75%	7.13%	(38)	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes

As of June 30, 2009, the Company, on a consolidated basis, had total assets of approximately $1.7 billion, total deposits of approximately $1.4 billion and stockholders’ equity of approximately $149 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

The Company recorded net income of $1.1 million, or $0.04 per diluted common share, for the second quarter of 2009 compared to $1.0 million, or $0.07 per diluted common share, for the second quarter of 2008. The increase in net income in 2009 primarily reflects a decrease of $1.4 million in the provision for loan and lease losses, partially offset by a decline in net interest income of $1.0 million and an increase in total operating expenses of $314 thousand primarily as a result of an FDIC insurance fund special assessment.  The reduction in earnings per diluted common share in 2009 is due primarily to quarterly dividends paid on preferred stock issued under the CPP.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three and six months ended June 30, 2009 and 2008

	Three months			Six months
			Over/			Over/
			(under)			(under)
	2009	2008	2008	2009	2008	2008
Net interest income	$15,019	$16,057	(6.5)%	$30,299	$31,618	(4.2)%
Service charges on deposit accounts	596	553	7.8%	1,186	1,155	2.7%
Net security gains (losses)	447	52	759.6%	(3,318)	60	N/M (1)
Income from bank owned life insurance	264	229	15.3%	372	517	(28.0)%
Other operating income	239	604	(60.4)%	603	1,225	(50.8)%
Total revenue	$16,565	$17,495	(5.3)%	$29,142	$34,575	(15.7)%

(1) N/M - denotes % variance not meaningful for statistical purposes

The Company’s return on average total assets increased to 0.26% in the second quarter of 2009 from 0.24% in the second quarter of 2008, while our return on average total stockholders’ equity decreased to 2.89% in the second quarter of 2009 from 3.35% in the second quarter of 2008.  Primarily due to a decrease in the Company’s average earning asset yield offset somewhat by a decrease in the average cost of interest-bearing liabilities, the Company’s net interest margin declined by 41 basis points to 3.88% in the second quarter of 2009 from 4.29% in the second quarter of 2008.

The Company’s primary market area of Nassau, Suffolk, Queens and Manhattan provides opportunity for deposit growth and commercial and industrial lending.  The economy in the New York metropolitan region remains fragile and unemployment levels continue to move higher.  Based on our assessment of the current market conditions and continuing economic pressures, together with our determination of credit risk within our portfolio from our ongoing review process, our provision for loan losses was $3.5 million in the second quarter of 2009 compared to $4.9 million in the second quarter of 2008. Nevertheless, our allowance for loan and lease losses increased to $28 million at June 30, 2009 from $19 million at December 31, 2008.  We believe that we are aggressive in the ongoing review of our credit portfolio and in our action plans for loans that begin to demonstrate weaknesses. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market. Using that strategy in the first half of 2009, we wrote-down certain problem loans totaling $9.9 million to estimated fair market value of $7.4 million and transferred the net balance to loans held for sale after determining that such action represented the most cost-effective long-term solution.  Total loans held for sale amounted to $11.6 million at June 30, 2009 compared to $5.3 million at December 31, 2008.

Net charge-offs in the second quarter of 2009 were $1.4 million. Problem and non-performing loans remain a cause for continued close management attention.  Our primary concern is the impact of the present difficult economic conditions on certain residential construction loans when the loan amounts are in excess of projected sales or where the Bank would have to advance significant additional funds to complete the project (see discussion on non-performing assets in the Asset Quality section).  It continues to be our belief that the Bank is best served by exiting these facilities through the sale of its position to investors who are better suited to realize the value that may come over time. We generally attempt to sell such loans prior to their becoming non-performing or shortly thereafter.

The primary focus of the Company’s loan and lease portfolio is commercial real estate and commercial and industrial loans.  Residential lending constitutes less than 10% of our total portfolio at June 30, 2009.  The Company’s securities portfolio contains no subprime, structured debt or exotic structures.  At June 30, 2009, the fair value of the securities portfolio represented 102% of book value.  The past practice of taking corporate credit risk in the Bank’s investment portfolio has been discontinued.

We expect to achieve modest loan growth this year in our core competencies of commercial and industrial credits and commercial mortgage loans. We remain cautious on credit conditions and the inherent risk in lending portfolios which is being exacerbated in this weak economy. The risk of economic recovery being marked by modest growth and elevated unemployment levels is substantial.  In this scenario it is highly likely that interest rates may remain quite low, consumer spending stays restrained while the rates at which consumers save remain high creating some further disinflation pressures which will serve to restrain asset values and pricing power.  Within the confines of these conditions, the Company continues to build for the future while forthrightly addressing its existing problems.  We are attracting new and vibrant client relationships and have selectively hired experienced commercial relationship managers to join our strong team of professional bankers.

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

Concern for the stability of the banking and financial systems reached a magnitude which has resulted in unprecedented government intervention including, but not limited to, the passage of the Emergency Economic Stabilization Act (“EESA”), the implementation of the CPP, the Temporary Liquidity Guarantee Program (“TLGP”) and the Troubled Asset Relief Program (“TARP”), all of which are described in greater detail in Item 1. “Business” and Item 1A. of the Company’s 2008 Annual Report on Form 10-K. During 2009, some of these programs have been expanded and new programs have been announced to stimulate the economy and stabilize the housing market.

The Company has participated in the CPP through its December 2008 issuance of Series A Preferred Stock and a warrant to purchase common stock to the Treasury.  The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000.  The unlimited coverage will be in effect through December 31, 2009. Management anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements.  The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012.  The FDIC guarantee will be in effect through the maturity date, March 30, 2012.

President Obama has presented a plan for regulatory reform that would consolidate bank regulators, create new government agencies and give new powers to the Federal Reserve.  Specific proposals include, among other things, the creation of a new national bank supervisor to regulate all federally chartered depository institutions, giving the Federal Reserve the power to regulate systemic risk to the nation’s financial stability and the creation of a Consumer Financial Protection Agency to regulate consumer financial products.  The Company will continue to monitor the progress of this proposal and its possible effect on the Company.  As currently written, the proposal will not have a material adverse effect on the Company’s operations.

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

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur.  As we have witnessed, in times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan and lease portfolio will increase.  The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan and lease losses include, but are not limited to, estimated probable incurred losses from loan and lease and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb probable incurred loan and lease charge-offs.  Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio.  Despite such a review, the level of the allowance for loan and lease losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter.  Based on current economic conditions, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio.

Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators.  When management analyzes the allowance for loan and lease losses, classified loans are assigned allocation factors ranging from 24% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected in full. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell.  For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are assigned an allocation factor of 0.55% of the loan balance. An allowance allocation factor for portfolio macro factors ranging from 1-70 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

It is the present intent of management to continue to monitor the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan and lease portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed.  In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan and lease losses.  Such agencies may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their examinations.  Frequently, such additional information generally becomes available only after management has conducted its quarterly calculation of the provision.

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

Other-Than-Temporary Impairment of Investment Securities – Recently the FASB issued FSP FAS 115-2 and FAS 124-2 which relates to Recognition and Presentation of Other-Than-Temporary Impairments (“OTTI”).  One significant change to current practice relates to management’s assertion regarding recovery of declines in fair value. The FASB affirmed its decision to move from an assertion about “intent and ability to hold to recovery” to a “do not intend to sell” or “it is more likely than not that it will not be required to sell” prior to recovery assertion. In instances where the Company will not be required to sell the bond or doesn’t intend to sell the bond, the FASB has decided to bifurcate the components of the impairment charge. The credit loss component would be recognized in earnings, and the other components would be recognized in other comprehensive income. In instances when an entity intends to sell or is more likely than not to be required to sell prior to recovery the full OTTI charge is to be recognized in earnings.  (See also Note 4. – Investment Securities and Note 12. – Subsequent Events.)

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

Material Changes in Financial Condition - Total assets of the Company were $1.7 billion at June 30, 2009.  When compared to December 31, 2008, total assets decreased by $37 million or 2%.  This was primarily attributable to declines in securities available for sale and cash and due from banks of $23 million and $16 million, respectively.  The decrease in the investment portfolio largely reflects a decline in mortgage-backed securities.  The decrease in mortgage-backed securities is attributable to sales and principal repayments of $71 million and $56 million, respectively, offset to a large extent by purchases of $101 million.

At June 30, 2009, total deposits were $1.4 billion, a decrease of $54 million when compared to December 31, 2008. This was largely attributable to decreases in certificates of deposit, primarily those of the Certificate of Deposit Account Registry Service (“CDARS”), and demand deposits of $48 million and $10 million, respectively, partially offset by an increase in savings deposits of $4 million. Core deposit balances represented approximately 67% of total deposits at June 30, 2009 compared to 65% at year-end 2008.  Short-term borrowed funds totaled $3 million at June 30, 2009 and December 31, 2008. The Company participated in the Debt Guarantee Program of the TLGP in March 2009 whereby the Bank issued $29 million in FDIC-guaranteed senior non-secured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012.

Capital Resources - Total stockholders’ equity amounted to $149 million at June 30, 2009, representing a decrease of $5 million from December 31, 2008. The decrease from year-end 2008 largely reflects the net loss recorded in the first half of 2009.  Management anticipates that internal capital generation, defined as earnings less cash dividends paid on common stock, will be the primary catalyst supporting the Company’s future growth of assets and stockholder value.  Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

In December 2008, the Company issued to the U.S. Treasury $37 million of 5% fixed rate cumulative perpetual preferred stock and a warrant to purchase 465,569 shares of common stock.  This increase in capital has allowed the Company to reinforce its commitment to serve the credit needs of our clients and the communities in which we operate.  The Company contributed $34 million of this capital to its Bank subsidiary in December 2008.

The Company’s tangible common equity to tangible assets ratio was 6.75% at June 30, 2009 compared to 6.91% at December 31, 2008 and 7.13% at June 30, 2008.  The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. With respect to the calculation of the actual unaudited TCE ratio as of June 30, 2009, reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets are set forth below (in thousands):

Total stockholders' equity	$148,819	Total assets	$1,656,282
Less: preferred stock	(35,908)	Less: intangible assets	-
Less: warrant	(1,057)	Tangible assets	$1,656,282
Total common stockholders' equity	111,854
Less: intangible assets	-
Tangible common equity	$111,854

At June 30, 2009, the Bank’s Tier I leverage ratio was 9.27% while its risk-based capital ratios were 11.84% for Tier I capital and 13.10% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution. Table 2-1 summarizes the Company’s capital ratios as of June 30, 2009 and compares them to current minimum regulatory guidelines and December 31 and June 30, 2008 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
June 30, 2009	8.98%	11.48%	13.52%
December 31, 2008	9.38%	12.03%	14.07%
June 30, 2008	7.64%	10.20%	12.28%

Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008.  The Company’s Board declared a cash dividend of  $0.05 per share at its July 28, 2009 meeting.  The cash dividend will be paid on September 16, 2009 to stockholders of record on August 21, 2009.

The Company did not repurchase any shares of its common stock during the first six months of 2009 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032 at par.  The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034 at par. As of June 30, 2009, the Company has chosen not to redeem the debentures of the Trusts, and in the future will continue to evaluate the cost effectiveness of these borrowings. The weighted average rate on all trust preferred securities outstanding was 4.51% and 6.47% for the first six months of 2009 and 2008, respectively.

In 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of June 30, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale. As the Federal Reserve Bank (“FRB”) pays interest on excess reserve balances, the Company may leave balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $420 million at June 30, 2009 from $457 million at December 31, 2008, resulting largely from reductions in interest earning balances at the FRB and securities available for sale. Liquidity is affected by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities.  At June 30, 2009, total deposits were $1.4 billion, a decrease of $54 million when compared to December 31, 2008.  During the first six months of 2009 and 2008, proceeds from sales and maturities of securities available for sale totaled $144 million and $203 million, respectively.  Additionally, the Company issued $29 million in FDIC-guaranteed senior non-secured debt under the TLGP in March of 2009.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first six months of 2009 and 2008, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan and lease losses) totaling $8 million and $24 million, respectively.  The Company did not purchase any loans during the first half of 2009 or 2008.  The Company purchased securities available for sale totaling $120 million and $171 million during the first half of 2009 and 2008, respectively.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At June 30, 2009, access to approximately $134 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  The amount of the FHLB lines of credit will fluctuate based upon the amount of FHLB stock the Bank owns and the amount of pledged collateral in the form of commercial real estate mortgage loans and investment securities.  At June 30, 2009, approximately $70 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2009, no funds were drawn on FHLB or correspondent bank lines of credit.  To supplement its short-term borrowed funds, the Company also utilized CDARS for $98 million in short-term certificates of deposit outstanding at June 30, 2009. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors.  CDARS deposits are considered for regulatory purposes to be brokered deposits. Certain of our depositors with balances significantly in excess of FDIC insurance limits have found CDARS to be an attractive product.  These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain.  Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  As of June 30, 2009, $45 million in such brokered deposits were outstanding, of which $15 million is maturing in the third quarter of 2009.  The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction.  Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit.  As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis and determines the amount of collateral, if deemed necessary, to be obtained by the Bank upon extension of credit.  Collateral required varies, but may include accounts receivable, inventory, equipment and real estate.  At June 30, 2009 and 2008, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $244 million and $286 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At June 30, 2009 and 2008, letters of credit outstanding were approximately $16 million and $18 million, respectively.  At June 30, 2009 and 2008, the uncollateralized portion was approximately $3 million in each period.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At June 30, 2009 and 2008, the total gross notional amount of swap transactions outstanding was $35 million and $43 million, respectively.  On September 15, 2008 and October 3, 2008, respectively, Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing.  The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009.  As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a credit loss to the Company on those swap agreements of approximately $584 thousand was recorded in the third quarter of  2008.  During the second quarter of  2009, one of those customer interest rate swap transactions was offset by another institutional dealer.  Subsequent to June 30, 2009, the remaining two unhedged customer interest rate swap transactions were also offset by an institutional dealer.  As all customer interest rate swap transactions will now be hedged, we expect that their future impact on the Company’s financial statements will be immaterial.  For the three and six months ended June 30, 2009, the amount of loss included in other income is $140,000 and $228,000 respectively.  For the three and six months ended June 30, 2008, there was no such loss or income.

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of June 30, 2009.

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Leases covering various equipment,
branches, office space and land	$16,710	$3,145	$5,401	$2,501	$5,663
Time deposits	468,954	398,170	63,906	6,878	-
Securities sold under agreements to repurchase	3,000	2,000	1,000	-	-
Senior unsecured debt	29,000	-	29,000	-	-
Subordinated notes	10,000	-	-	10,000	-
Junior subordinated debentures	20,620	-	-	-	20,620
Payable - securities purchases	4,158	4,158	-	-	-
Total	$552,442	$407,473	$99,307	$19,379	$26,283

Material Changes in Results of Operations for the Three Months Ended June 30, 2009 versus the Three Months Ended June 30, 2008 - The Company recorded net income of $1.1 million for the second quarter of 2009 compared to $1.0 million for the second quarter of 2008. The increase in net income in 2009 primarily reflects a decrease of $1.4 million in the provision for loan and lease losses, partially offset by a decline in net interest income of $1.0 million and an increase in total operating expenses of $314 thousand primarily as a result of an FDIC insurance fund special assessment.

As shown in Table 2-2 (A) following this discussion, net interest income decreased by 6.5% to $15.0 million resulting from a 41 basis point decline in the Company’s net interest margin to 3.88% in 2009, despite a $46 million increase in average interest-earning assets. The decrease in the Company’s net interest margin to 3.88% during the second quarter of 2009 from 4.29% a year ago primarily resulted from a 106 basis point decrease in the Company’s average earning asset yield to 4.95%, offset somewhat by a 77 basis point decrease in the cost of total average interest-bearing liabilities to 1.45%.  The Company’s average earning asset yield declined more than the cost of average interest-bearing liabilities as a result of several factors, most notably reduced asset yields due to lower interest rates, increased non-performing assets and accelerated cash flows on investment securities.  The lower asset yield resulted primarily from the impact of a 121 basis point reduction in average yield on loans and leases, offset in part by the $43 million increase in the average balance of loans and leases, which carry a significantly higher yield than the securities portfolio.  Yields on all average interest-earning assets were lower during the second quarter of 2009 as compared to the second quarter of 2008 due to the prevailing lower interest rate environment.

The increase in average interest-earning assets largely reflects growth in commercial and industrial loans, and commercial mortgage loans that resulted in a 4% increase in average loans and leases outstanding to $1.1 billion during the second quarter of 2009 versus the comparable period in 2008.  Average interest-earning balances, primarily at the FRB, increased $25 million during the second quarter of 2009 as compared to the same period in 2008, while declines in average short-term securities purchased under agreements to resell and average investment securities amounted to $13 million and $8 million, respectively.  The reduction in short-term securities purchased under agreements to resell resulted from a lower level of municipal deposits in 2009. The decrease in investment securities reflects the Company’s improved balance sheet mix from securities into higher-yielding loans.

The reduction in the cost of average interest-bearing liabilities in 2009 resulted from an increase in average core deposits coupled with a lower prevailing rate environment in the second quarter of 2009 versus the comparable 2008 period.  The average cost of time and savings deposits and junior subordinated debentures declined by 79 basis points and 210 basis points, respectively, in the second quarter of 2009 versus 2008.  The Company experienced an $89 million increase in average total deposits during the second quarter of 2009 versus 2008.  This increase, together with the Company’s March 2009 issuance of $29 million in senior unsecured debt guaranteed by the FDIC under the TLGP, resulted in a reduction in other temporary borrowings in 2009. Average federal funds purchased, securities sold under agreements to repurchase and other temporary borrowings declined $116 million during the second quarter of 2009 versus the comparable 2008 period.

The provision for loan and lease losses was $3.5 million in the second quarter of 2009, representing a decrease of $1.4 million versus the comparable 2008 period.  The decrease in the Company’s second quarter 2009 provision for loan and lease losses largely reflects the $1.2 million provision recorded in the second quarter of 2008 upon the sale of the assets of the Company’s former equipment leasing subsidiary. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. See also “Critical Accounting Policies, Judgments and Estimates” and “Asset Quality” contained herein.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three and six months ended June 30, 2009 and 2008

	Three months			Six months
			Over/			Over/
			(under)			(under)
	2009	2008	2008	2009	2008	2008
Salaries and other employee benefits	$5,960	$5,769	3.3%	$11,297	$11,739	(3.8)%
Occupancy	1,448	1,397	3.7%	2,950	2,774	6.3%
Equipment	297	295	0.7%	602	617	(2.4)%
Legal	170	1,496	(88.6)%	345	2,732	(87.4)%
Marketing and advertising	475	19	2,400.0%	750	287	161.3%
FDIC and NYS assessment	1,276	190	571.6%	2,314	254	811.0%
Credit and collection	191	186	2.7%	362	359	0.8%
Other operating expenses	1,717	1,868	(8.1)%	3,076	3,587	(14.2)%
Total operating expenses	$11,534	$11,220	2.8%	$21,696	$22,349	(2.9)%

Total operating expenses increased $314 thousand or 2.8% to $11.5 million during the second quarter of 2009 when compared to the second quarter of 2008. The increase in total operating expenses primarily reflects higher marketing and advertising and FDIC and NYS assessment expenses.  These were partially offset by a $1.3 million reduction in legal expenses related to the shareholder derivative suit settled during the third quarter of 2008.

Marketing and advertising expenses increased $456 thousand as the result of corporate branding efforts undertaken during the second quarter of 2009.  FDIC and NYS assessment expenses increased in the second quarter of 2009 when compared to the second quarter of 2008 primarily due to higher FDIC deposit insurance assessment fees in 2009.  On February 27, 2009, the FDIC adopted a final rule that initially raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Under the final rule, the Bank’s assessment rate was 14 basis points (annualized) for the second quarter of 2009.  In addition, on May 22, 2009, the FDIC adopted a final rule imposing a special assessment on insured institutions as part of the agency's efforts to rebuild the Deposit Insurance Fund (“DIF”) and help maintain public confidence in the banking system. The final rule establishes a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009. Under generally accepted accounting principles, the full amount of the Company’s $730 thousand special assessment was accrued as an expense in the second quarter of 2009.

Due in part to the increase in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) increased to 70.9% in the second quarter of 2009 versus 63.7% in the second quarter of 2008.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.80% for the second quarter of 2009 and 2008.

The Company’s income tax expense was $459 thousand in the second quarter of 2009 as compared to $407 thousand in 2008. The Company has performed an evaluation of its tax positions in accordance with FIN 48, and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations for the Six Months Ended June 30, 2009 versus the Six Months Ended June 30, 2008 - For the six months ended June 30, 2009 the Company recorded a net loss of $4.0 million compared to net income of $4.0 million in the same 2008 period. The factors contributing to the decrease in earnings were lower net interest income, a significant increase in the provision for loan and lease losses and lower non-interest income, partially offset by a decrease in total operating expenses.

As shown in Table 2-2 (B) following this discussion, the decrease of $1.3 million in net interest income for the first six months of 2009 versus the comparable period in 2008 resulted from a 117 basis point reduction in the Company’s average earning asset yield to 5.08%, despite a decline of 118 basis points in the average cost of interest-bearing liabilities to 1.53%. The Company’s net interest margin of 3.96% for the first six months of 2009 represents a decrease of 19 basis points from 4.15% one year ago.

The provision for loan and lease losses increased by $7.0 million for the first six months of 2009 as compared to 2008 due to several factors, including an increase in non-accrual loans of $24 million, an increase in net loan and lease charge-offs of $2.2 million, an increase of $66 million in total loans before allowance for loan and lease losses, and internal risk rating downgrades of two residential construction loan relationships, of which only one is still accruing.  The Company recorded net loan and lease charge-offs of $4.2 million and $2.0 million for the first six months of 2009 and 2008, respectively.

The decline in total non-interest income resulted largely from net security losses of $3.3 million due to the first quarter 2009 $4.0 million non-cash OTTI write down of a trust preferred CDO.  Total operating expenses decreased by $653 thousand or 2.9% in the first six months of 2009 compared to 2008 mainly due to the reduction in legal expenses related to the shareholder derivative suit settled during the third quarter of 2008, partially offset by higher marketing and advertising and FDIC and NYS assessment expenses. The $463 thousand increase in marketing and advertising expenses reflects corporate branding efforts undertaken during the second quarter of 2009.  FDIC and NYS assessment expenses increased in the first half of 2009 when compared to the first half of 2008 primarily due to higher FDIC deposit insurance assessment fees in 2009, including an FDIC insurance fund special assessment of $730 thousand.

The Company’s operating efficiency ratio was 66.3% for the first six months of 2009 and 64.0% for the first six months of 2008.  The Company’s ratio of total operating expenses to average total assets was 2.67% for the first six months of 2009 and 2.73% for the first six months of 2008.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored enterprises.  (See also Note 4. – Investment Securities.)

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgage loans.  The Bank does not engage in subprime lending and the Bank’s adjustable-rate residential mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank has not offered payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $35 million (which includes $12 million in loans held for sale which have been previously written down to their estimated net realizable value) at June 30, 2009, $16 million (which includes $2 million in loans held for sale) at December 31, 2008 and $11 million (which includes no loans held for sale) at June 30, 2008.  The increase in non-accrual loans at June 30, 2009 compared to December 31, 2008 was primarily due to the addition of two residential construction loan relationships totaling $6 million and $4 million and two commercial real estate relationships, which had been previously written down to fair value and transferred to loans held for sale, totaling $7 million and $3 million. At June 30, 2009, December 31, 2008 and June 30, 2008, the Company held no OREO.  At June 30, 2009, there were no loans 90 days or more past due and still accruing interest.  Loans and leases 90 days or more past due and still accruing totaled $3 thousand at December 31, 2008.

The allowance for loan and lease losses amounted to $28 million or 2.5% of loans and leases at June 30, 2009, $19 million or 1.7% of loans and leases at December 31, 2008, and $17 million or 1.6% of loans and leases at June 30, 2008.  The allowance for loan and lease losses as a percentage of total non-performing assets decreased to 81% at June 30, 2009 from 116% at December 31, 2008 and 158% one year ago.  Excluding non-accrual loans categorized as held for sale, the allowance for loan and lease losses as a percentage of non-performing assets decreased to 122% at June 30, 2009 from 133% at December 31, 2008 and 158% one year ago.  Loans held for sale have been previously written down to their estimated net realizable value and any future losses on such loans would not impact the allowance for loan and lease losses. While the allowance for loan and lease losses as a percentage of non-performing assets is lower at June 30, 2009 than at December 31, 2008 and June 30, 2008, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio. This is based, in part, on additional collateral in the form of cash and real estate obtained during the quarter ended June 30, 2009, as well as one loan categorized as held for sale that is under contract to be sold during the third quarter of 2009 in excess of its carrying value. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

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

Watch list summary
			Increase/
	June 30, 2009	December 31, 2008	(decrease)

Commercial and industrial loans:
Number	131	78	53
Aggregate value	$43 million	$25 million	$18 million

Commercial real estate loans:
Number	61	38	23
Aggregate value	$96 million	$63 million	$33 million

Residential real estate loans:
Number	10	5	5
Aggregate value	$1 million	less than $1 million	less than $1 million

All other loans:
Number	4	10	(6)
Aggregate value	less than $1 million	less than $1 million	less than $1 million

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships.  The Company has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers may not maintain control over such relationships. It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration.  We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of recent credit market conditions.

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

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2009 and 2008 (unaudited)
(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$390,919	$4,379	4.49%	$398,618	$4,860	4.90%
Federal Home Loan Bank and other restricted stock	5,952	28	1.89	7,406	135	7.33
Securities purchased under agreements to
resell	13,077	4	0.12	26,538	141	2.14
Interest-bearing deposits	28,930	15	0.21	3,493	19	2.19
Loans and leases (3)	1,116,045	14,756	5.30	1,072,781	17,373	6.51
Total interest-earning assets	1,554,923	$19,182	4.95%	1,508,836	$22,528	6.01%
Non-interest-earning assets	98,915			103,400
Total Assets	$1,653,838			$1,612,236

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$622,900	$1,199	0.77%	$576,154	$1,826	1.27%
Time deposits	445,114	2,191	1.97	422,210	3,285	3.13
Total savings and time deposits	1,068,014	3,390	1.27	998,364	5,111	2.06
Federal funds purchased	-	-	-	8,107	47	2.33
Securities sold under agreements to
repurchase	1,099	1	0.36	-	-	-
Other temporary borrowings	16,945	28	0.66	126,115	709	2.26
Senior unsecured debt	29,000	280	3.87	-	-	-
Subordinated notes	10,000	231	9.27	10,000	231	9.29
Junior subordinated debentures	20,620	212	4.12	20,620	319	6.22
Total interest-bearing liabilities	1,145,678	4,142	1.45	1,163,206	6,417	2.22
Demand deposits	339,753			320,684
Other liabilities	19,478			12,885
Total Liabilities	1,504,909			1,496,775
Stockholders' Equity	148,929			115,461
Total Liabilities and Stockholders' Equity	$1,653,838			$1,612,236
Net interest income/margin		15,040	3.88%		16,111	4.29%
Less tax-equivalent basis adjustment		(21)			(54)
Net interest income		$15,019			$16,057

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $10 and $27 in 2009 and 2008, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $11 and $27 in 2009 and 2008, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2009 and 2008 (unaudited)
(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$393,228	$9,252	4.74%	$403,226	$9,909	4.94%
Federal Home Loan Bank and other restricted stock	5,716	39	1.38	8,141	321	7.93
Securities purchased under agreements to
resell	9,862	6	0.12	59,654	963	3.25
Interest-bearing deposits	21,905	21	0.19	3,238	44	2.73
Loans and leases (3)	1,116,980	29,671	5.36	1,065,390	36,645	6.92
Total interest-earning assets	1,547,691	$38,989	5.08%	1,539,649	$47,882	6.25%
Non-interest-earning assets	90,878			107,213
Total Assets	$1,638,569			$1,646,862

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$600,589	$2,433	0.82%	$564,627	$4,688	1.67%
Time deposits	472,896	4,937	2.11	451,208	8,208	3.66
Total savings and time deposits	1,073,485	7,370	1.38	1,015,835	12,896	2.55
Federal funds purchased	453	1	0.45	8,376	122	2.93
Securities sold under agreements to
repurchase	1,740	4	0.46	-	-	-
Other temporary borrowings	17,232	59	0.69	141,710	1,987	2.82
Senior unsecured debt	14,740	283	3.87	-	-	-
Subordinated notes	10,000	462	9.32	10,000	463	9.31
Junior subordinated debentures	20,620	453	4.43	20,620	679	6.62
Total interest-bearing liabilities	1,138,270	8,632	1.53	1,196,541	16,147	2.71
Demand deposits	333,102			318,614
Other liabilities	16,056			16,214
Total Liabilities	1,487,428			1,531,369
Stockholders' Equity	151,141			115,493
Total Liabilities and Stockholders' Equity	$1,638,569			$1,646,862
Net interest income/margin		30,357	3.96%		31,735	4.15%
Less tax-equivalent basis adjustment		(58)			(117)
Net interest income		$30,299			$31,618

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $23 and $64 in 2009 and 2008, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $35 and $53 in 2009 and 2008, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
June 30, 2009 versus December 31, 2008 and June 30, 2008
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	6/30/2009	12/31/2008	6/30/2008
Non-accrual Loans and Leases	$34,602	$16,072	$10,916
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$34,602	$16,072	$10,916

Loans and Leases 90 Days or More Past Due and Still Accruing	$-	$3	$1
Gross Loans and Leases Outstanding	$1,126,598	$1,122,538	$1,061,064

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	6/30/2009	12/31/2008	6/30/2008
Beginning Balance	$25,897	$14,573	$16,423
Adjustment due to sale of SB Equipment assets	-	-	(2,002)
Provision	3,500	7,000	4,908
Net Charge-Offs	(1,443)	(2,905)	(2,081)
Ending Balance	$27,954	$18,668	$17,248

KEY RATIOS:
	Period Ended
	6/30/2009	12/31/2008	6/30/2008
Allowance as a % of Total Loans and Leases	2.5%	1.7%	1.6%

Non-accrual Loans and Leases as a % of Total Loans and Leases	3.1%	1.4%	1.0%

Non-performing Assets as a % of Total Loans and Leases and OREO (1)	3.1%	1.4%	1.0%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases	81%	116%	158%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing	81%	116%	158%

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

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment.  Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.  When there is minimal variability in net interest income in either a rising or falling interest rate environment, the Company may be considered “interest rate neutral.”

As of June 30, 2009, the Company’s balance sheet is considered slightly asset sensitive.  This is evidenced by the increase in net interest income in a hypothetical rising rate scenario. This is due to the relative rate insensitivity of non-maturity deposits.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

June 30, 2009
Time Horizon	Down 100	Base Flat	Up 100	Up 200
Year One	-2.2%	0.0%	1.2%	1.5%
Year Two	-2.1%	1.6%	3.4%	4.0%

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

As of June 30, 2009, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of +200/-100 basis points is low.  The small changes in the percentage change in MVPE and the MVPE Ratio continue to be a result of the closely matched duration of assets and liabilities on the bank’s balance sheet. The low volatility of MVPE is also attributable to the low interest rate environment at June 30, 2009 and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

June 30, 2009
	Down 100	Base Flat	Up 100	Up 200
% Change in MVPE (1)	5.5%	0.0%	1.4%	-1.9%
MVPE Ratio	22.5%	20.9%	21.7%	20.9%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries.  These funds are used to service our debt as well as to pay expenses and dividends on our common stock.  Our non-consolidated interest expense on our debt obligations was $916 thousand and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.  Our non-consolidated operating expenses were $77 thousand and $19 thousand for the six months ended June 30, 2009 and 2008, respectively.  State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of June 30, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business.  The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations.  In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value.  Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.  As of June 30, 2009, a maximum of approximately $35 million was available to us from the Bank according to these limitations.  Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.  A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms.  We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

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

We are in the midst of a recession and thus are operating in a challenging and uncertain economic environment, globally, nationally and locally.  Financial institutions continue to be affected by sharp declines in the real estate and financial markets.  Decreases in real estate values could negatively affect the value of property used as collateral for our loans. Adverse changes in the economy may also affect the ability of our borrowers to make timely repayments of their loans, which would have an impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our profits may continue to decline because our investment alternatives may earn less income for us than real estate loans.

We continue to see increases in loan delinquencies and charge-offs.  The Company’s non-performing loans totaled $35 million (which includes $12 million in loans held for sale which have been previously written down to their estimated net realizable value) at June 30, 2009 compared to $16 million (which includes $2 million in loans held for sale) at December 31, 2008.  Net loan charge-offs recorded for the first half of 2009 were $4.2 million and our provision for loan and lease losses for the first half of 2009 was $13.5 million.  The impact of the national and local economic recession along with any further deterioration could drive losses beyond that which is provided for in our allowance for loan losses and result in additional consequences, such as loan delinquencies, increased problem assets and foreclosures, declining demand for our products and services, decreased deposits and declining collateral value for our loans.

If our investment in the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of New York (“FHLB-NY”). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of June 30, 2009 was $1.9 million based on its par value. This amount fluctuates as a function of our FHLB-NY borrowings. There is no public market for our FHLB-NY common stock.

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

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Results of Annual Stockholders' Meeting
On April 28, 2009, the Company held its Annual Stockholders’ Meeting.  Six proposals were voted on and the results were reported at this meeting.

First Proposal - Election of Directors
The following Directors were elected by a plurality of the votes cast “FOR” the election of Directors by the shares entitled to vote in the election of Directors at the Meeting:

Nominee	Term	For	Withheld
Thomas E. Christman	3 years	8,021,151	4,901,105
Nicos Katsoulis	3 years	11,085,324	1,836,932
Andrew J. Simons	3 years	7,744,171	5,178,085
K. Thomas Liaw	1 year	7,928,192	4,994,064

The following Directors continue to serve on the Board:  Arthur Dulik, Jr., John J. LaFalce, Thomas M. O'Brien, John F. Picciano, Suzanne H. Rueck and Jeffrey S. Wilks.

Second Proposal - Ratification of the appointment of Crowe Horwath LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009
For:  12,369,313
Against:  479,522
Abstained:  73,421
Broker non-votes:  0
The Proposal was passed by the affirmative vote of a majority of the outstanding shares of Common Stock present in person or by proxy and entitled to vote at the Meeting.

Third Proposal - Amendment of the Company's Certificate of Incorporation to change the vote required for the election of Directors
For:  11,933,605
Against:  872,036
Abstained:  116,615
Broker non-votes:  0
The Proposal was passed by the affirmative vote of a majority of the outstanding shares of Common Stock present in person or by proxy and entitled to vote at the Meeting.

Fourth Proposal - Amendment of the Company's Certificate of Incorporation to change the par value of the Company's Common Stock from $5.00 per share to $.01 per share
For:  9,892,112
Against:  704,943
Abstained:  193,547
Broker non-votes:  2,131,654
The Proposal was passed by the affirmative vote of a majority of the outstanding shares of Common Stock present in person or by proxy and entitled to vote at the Meeting.

Fifth Proposal - Ratification on a non-binding basis of the Company's 2008 compensation program for its Named Executive Officers
For:  11,121,703
Against:  1,340,644
Abstained:  459,909
Broker non-votes:  0
The Proposal was passed by the affirmative vote of a majority of the outstanding shares of Common Stock present in person or by proxy and entitled to vote at the Meeting.

Sixth Proposal - Consideration of a stockholder proposal to eliminate the Company's classified Board
For:  5,267,085
Against:  5,190,632
Abstained:  332,885
Broker non-votes:  2,131,654
The Proposal did not pass as it did not receive the affirmative vote of a majority of the outstanding shares of Common Stock present in person or by proxy and entitled to vote at the Meeting.

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

STATE BANCORP, INC.

8/7/09	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

8/7/09	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)