Form 10-Q
period 2009-09-30
STATE BANCORP INC
filed 2009-10-28
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2009

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

Yes   [   ]                                     No   [X]

As of October 21, 2009, there were 14,640,490 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2009

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS:
Cash and due from banks	$35,992,398	$101,988,240
Securities purchased under agreements to resell	-	1,000,000
Total cash and cash equivalents	35,992,398	102,988,240
Securities available for sale - at estimated fair value	395,022,468	412,379,205
Federal Home Loan Bank and other restricted stock	8,035,943	4,823,143
Loans and leases (net of allowance for loan and lease losses of $29,401,119 in 2009 and $18,668,451 in 2008)	1,078,793,787	1,098,548,188
Loans held for sale	9,302,360	5,321,577
Bank premises and equipment - net	6,561,981	6,688,432
Bank owned life insurance	30,451,721	29,897,956
Net deferred income taxes	18,452,729	18,142,368
Receivable - current income taxes	-	343,614
Other assets	13,851,019	14,361,779
TOTAL ASSETS	$1,596,464,406	$1,693,494,502
LIABILITIES:
Deposits:
Demand	$363,046,659	$351,629,362
Savings	536,010,827	612,251,609
Time	408,904,114	517,167,256
Total deposits	1,307,961,600	1,481,048,227
Other temporary borrowings	63,000,000	3,000,000
Senior unsecured debt	29,000,000	-
Subordinated notes	10,000,000	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Overnight sweep and settlement accounts payable, net	-	13,174,175
Other accrued expenses and liabilities	14,323,811	11,732,765
Total liabilities	1,444,905,411	1,539,575,167
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding in 2009 and 2008; liquidation preference of $36,842,000 in 2009 and 2008	35,962,325	35,800,172
Common stock, $0.01 par value in 2009 and $5.00 in 2008, authorized 20,000,000 shares; issued 15,615,889 shares in 2009 and 15,490,895 shares in 2008; outstanding 14,632,874 shares in 2009 and 14,461,634 shares in 2008	156,159	77,454,475
Warrant	1,056,842	1,056,842
Surplus	167,690,196	89,984,480
Retained deficit	(43,444,983)	(37,634,783)
Treasury stock (983,015 shares in 2009 and 1,029,261 shares in 2008)	(16,568,293)	(17,262,240)
Accumulated other comprehensive income (net of taxes of $4,414,817 in 2009 and $2,976,111 in 2008)	6,706,749	4,520,389
Total stockholders' equity	151,558,995	153,919,335
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,596,464,406	$1,693,494,502

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months		Nine Months
	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans and leases	$15,398,175	$16,778,178	$45,034,174	$53,370,368
Federal funds sold and securities purchased under agreements to resell	-	-	6,272	963,237
Securities available for sale - taxable	4,124,801	4,868,898	13,324,213	14,579,365
Securities available for sale - tax-exempt	15,486	16,401	66,190	154,646
Securities available for sale - dividends	-	-	-	39,667
Dividends on Federal Home Loan Bank and other restricted stock	35,392	91,985	74,373	412,834
Total interest income	19,573,854	21,755,462	58,505,222	69,520,117
INTEREST EXPENSE:
Deposits	3,218,070	4,979,067	10,587,846	17,875,224
Temporary borrowings	24,637	823,943	88,859	2,933,161
Senior unsecured debt	280,477	-	563,168	-
Subordinated notes	231,185	231,186	693,556	693,556
Junior subordinated debentures	212,729	315,734	666,028	994,589
Total interest expense	3,967,098	6,349,930	12,599,457	22,496,530
Net interest income	15,606,756	15,405,532	45,905,765	47,023,587
Provision for loan and lease losses	3,000,000	3,700,000	16,500,000	10,225,744
Net interest income after provision for loan and lease losses	12,606,756	11,705,532	29,405,765	36,797,843
NON-INTEREST INCOME:
Service charges on deposit accounts	504,264	468,370	1,690,301	1,623,340
Net security gains (losses)	485,759	(9,700)	(2,832,286)	50,459
Income from bank owned life insurance	181,784	275,554	553,764	792,517
Other operating income	622,789	564,323	1,225,432	1,788,887
Total non-interest income	1,794,596	1,298,547	637,211	4,255,203
Income before operating expenses	14,401,352	13,004,079	30,042,976	41,053,046
OPERATING EXPENSES:
Salaries and other employee benefits	5,925,785	5,631,860	17,223,014	17,370,579
Occupancy	1,391,194	1,425,746	4,340,642	4,200,076
Equipment	306,373	301,563	908,539	918,746
Legal	187,834	(196,510)	533,290	2,535,616
Marketing and advertising	-	150,000	750,000	436,808
FDIC and NYS assessment	657,000	311,870	2,970,661	565,373
Credit and collection	1,151,370	186,275	1,513,453	545,305
Other operating expenses	1,721,189	2,355,027	4,796,766	5,942,381
Total operating expenses	11,340,745	10,165,831	33,036,365	32,514,884
INCOME (LOSS) BEFORE INCOME TAXES	3,060,607	2,838,248	(2,993,389)	8,538,162
PROVISION (BENEFIT) FOR INCOME TAXES	1,119,213	849,121	(913,799)	2,587,904
NET INCOME (LOSS)	$1,941,394	$1,989,127	$(2,079,590)	$5,950,258
NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.10	$0.14	$(0.25)	$0.42
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.10	$0.14	$(0.25)	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2009 and 2008
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(2,079,590)	$5,950,258
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan and lease losses	16,500,000	10,225,744
Write down of loans held for sale to estimated fair value	1,000,000	-
Depreciation and amortization of bank premises and equipment	1,150,473	996,061
Amortization of net premium on securities	2,044,876	1,448,679
Deferred income tax (benefit) expense	(1,749,067)	1,418,407
Net security losses (gains)	2,832,286	(50,459)
Net gains on sales of loans held for sale	(83,332)	-
Income from bank owned life insurance	(553,764)	(792,517)
Change in fair value of derivative contracts	542,801	(620,657)
Stock-based compensation expense	635,621	819,197
Directors' stock plan expense	102,060	248,433
Decrease in receivable - current income taxes	343,614	11,356,169
(Increase) decrease in other assets	(445,965)	567,194
Increase (decrease) in other accrued expenses and other liabilities	2,935,400	(6,648,890)
Net cash provided by operating activities	23,175,413	24,917,619
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	101,515,818	84,991,228
Proceeds from maturities of securities available for sale	94,902,608	155,810,357
Purchases of securities available for sale	(180,313,785)	(226,798,607)
(Increase) decrease in Federal Home Loan Bank and other restricted stock	(3,212,800)	1,820,500
Proceeds from sales of loans held for sale	1,439,286	-
Decrease (increase) in loans and leases - net	3,254,401	(65,648,210)
Increase in loans held for sale - net	(6,336,737)	(4,500,000)
Purchases of bank premises and equipment - net	(1,024,021)	(1,670,818)
Net cash provided by (used in) investing activities	10,224,770	(55,995,550)
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(64,823,485)	(92,428,380)
(Decrease) increase in time deposits	(108,263,142)	97,547,921
Increase in federal funds purchased	-	4,500,000
Increase (decrease) in other temporary borrowings	60,000,000	(38,031,328)
Proceeds from issuance of senior unsecured debt	29,000,000	-
Decrease in overnight sweep and settlement accounts payable, net	(13,174,175)	-
Cash dividends paid on common stock	(2,186,882)	(5,702,488)
Cash dividends paid on preferred stock	(1,279,236)	-
Proceeds from reissuance of treasury stock	39,548	-
Proceeds from shares issued under dividend reinvestment plan	291,347	2,737,469
Proceeds from shares issued pursuant to compensation awards	-	552,064
Net cash used in financing activities	(100,396,025)	(30,824,742)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,995,842)	(61,902,673)
CASH AND CASH EQUIVALENTS - JANUARY 1	102,988,240	96,380,214
CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$35,992,398	$34,477,541
SUPPLEMENTAL DATA:
Interest paid	$12,860,798	$23,093,879
Income taxes paid	$478,513	$154,551
Loans transferred to held for sale	$7,361,998	$4,500,000
Preferred dividends accrued but not paid	$230,263	-

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Nine Months Ended September 30, 2009 and 2008
	Preferred Stock	Common Stock	Warrant	Surplus	Retained Deficit	Treasury Stock	Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2009	$35,800,172	$77,454,475	$1,056,842	$89,984,480	$(37,634,783)	$(17,262,240)	$4,520,389	$153,919,335
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share	-	(77,299,566)	-	77,299,566	-	-	-	-
Net loss	-	-	-	-	(2,079,590)	-	-	(2,079,590)
Other comprehensive income, net of tax:
Unrealized gains (1)	-	-	-	-	-	-	-	2,957,051
Reclassification adjustment (2)	-	-	-	-	-	-	-	(770,691)
Total other comprehensive income	-	-	-	-	-	-	2,186,360	2,186,360
Total comprehensive income	-	-	-	-	-	-	-	106,770
Accretion of discount on preferred shares	162,153	-	-	-	(162,153)	-	-	-
Cash dividend on common stock ($.15 per share)	-	-	-	-	(2,186,882)	-	-	(2,186,882)
Cash dividend on preferred stock (5%)	-	-	-	-	(1,381,575)	-	-	(1,381,575)
Shares issued under the dividend reinvestment plan (43,292 shares at 95% of market value)	-	433	-	290,914	-	-	-	291,347
Stock issued under directors' stock plan (10,625 shares)	-	106	-	(481,089)	-	615,814	-	134,831
Stock-based compensation (71,077 shares)	-	711	-	634,910	-	-	-	635,621
Treasury stock reissued (4,637 shares)	-	-	-	(38,585)	-	78,133	-	39,548
Balance, September 30, 2009	$35,962,325	$156,159	$1,056,842	$167,690,196	$(43,444,983)	$(16,568,293)	$6,706,749	$151,558,995
Balance, January 1, 2008	$-	$74,981,740	$-	$86,654,142	$(32,164,263)	$(16,646,426)	$812,475	$113,637,668
Net income	-	-	-	-	5,950,258	-	-	5,950,258
Other comprehensive loss, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(6,739,771)
Reclassification adjustment (2)	-	-	-	-	-	-	-	(30,429)
Total other comprehensive loss	-	-	-	-	-	-	(6,770,200)	(6,770,200)
Total comprehensive loss	-	-	-	-	-	-	-	(819,942)
Cash dividend on common stock ($.40 per share)	-	-	-	-	(5,702,488)	-	-	(5,702,488)
Shares issued under the dividend reinvestment plan (226,040 shares at 95% of market value)	-	1,130,200	-	1,607,269	-	-	-	2,737,469
Stock options exercised (60,009 shares)	-	300,045	-	252,019	-	-	-	552,064
Stock-based compensation (159,372 shares)	-	796,860	-	15,326	7,011	-	-	819,197
Stock issued under directors' stock plan (48,122 shares)	-	240,610	-	460,968	-	-	-	701,578
Balance, September 30, 2008	$-	$77,449,455	$-	$88,989,724	$(31,909,482)	$(16,646,426)	$(5,957,725)	$111,925,546
(1) Unrealized gains (losses) on securities available for sale, net of taxes of $1,835,728 and $(4,437,299) in 2009 and 2008, respectively.
(2) Adjustment for losses (gains) included in net income, net of taxes of $397,023 and $20,030 in 2009 and 2008, respectively.

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

In addition to the foregoing, the Company has two other subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II, neither of which are consolidated with the Company for reporting purposes. State Bancorp Capital Trust I and State Bancorp Capital Trust II were formed in 2002 and 2003, respectively, for the purpose of issuing trust preferred securities, the proceeds of which were used to acquire junior subordinated debentures issued by the Company.  The Company has fully and unconditionally guaranteed all obligations of State Bancorp Capital Trust I and State Bancorp Capital Trust II under the trust agreements relating to the respective trust preferred securities.  (See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2008 Annual Report on Form 10-K.)

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, its condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008, its condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2008 Annual Report on Form 10-K.  Subsequent events have been evaluated through October 28, 2009, which is the date the financial statements were issued.

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

On September 15, 2008 and October 3, 2008, respectively, Lehman Brothers Holdings, Inc. (“Lehman”) and Lehman Brothers Special Financing Inc. (“Lehman Special Financing”) filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing.  The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009.  As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584,000 was recorded in the third quarter of  2008. During the third quarter of 2009, the Company recorded a gain of $221,000 on the sale of its claims against Lehman and Lehman Special Financing.

In addition, during the second and third quarters of 2009, the unhedged customer interest rate swap transactions were once again offset by an institutional dealer. As all customer interest rate swap transactions are now hedged, we expect that their future impact on the Company’s financial statements will be immaterial. For the three months ended September 30, 2009, a net gain of $160,000 was recorded, while for the nine months ended September 30, 2009, a net loss of $68,000 was recognized. The 2009 amounts include the gain of $221,000 on the sale of the Bank’s claims against Lehman and Lehman Special Financing. For the three and nine months ended September 30, 2008, a net loss of $584,000 was recognized. At September 30, 2009 and December 31, 2008, the total gross notional amount of swap transactions outstanding was $37,755,235 and $27,828,473, respectively.

	Fair Values of Derivative Instruments

		September 30, 2009	December 31, 2008
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$2,175,586	$3,132,311
Interest rate contracts	Other liabilities	$2,242,184	$1,500,858

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

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities
One recent significant change in practice relates to management’s assertion regarding recovery of declines in fair value, moving from an assertion about “intent and ability to hold to recovery” to a “do not intend to sell” or “it is more likely than not that it will not be required to sell” prior to recovery assertion. In instances where the Company will not be required to sell the bond or doesn’t intend to sell the bond, the components of the impairment charge would be bifurcated. The credit loss component would be recognized in earnings, and the other components would be recognized in other comprehensive income. In instances where the Company intends to sell or is more likely than not to be required to sell prior to recovery the full OTTI charge is to be recognized in earnings.  (See also Note 4 – Investment Securities.)

Adoption of New Accounting Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards CodificationTM (“ASC”) is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”) or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. The impact of adoption on September 30, 2009 was not material.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was codified into ASC 855. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption on June 30, 2009 was not material.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which were codified into ASC 825. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  The impact of adoption on June 30, 2009 was not material as it required only disclosures which are included in Note 10 – Fair Value.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which were codified into ASC 320. This FSP amends the OTTI guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities. The impact of adoption on June 30, 2009 was not material.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was codified into ASC 820. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The impact of adoption on June 30, 2009 was not material.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” which was codified into ASC 260. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in SFAS No. 128, “Earnings per Share.”  The FSP concluded that unvested share-based payment awards that contain nonforfeitable rights to dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  Our restricted stock awards are considered participating securities. The impact of adoption on January 1, 2009 was not material.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which was codified into ASC 815. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide users of financial statements with an enhanced understanding of:  (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how such items affect an entity’s financial position, performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The impact of adoption on January 1, 2009 was not material.

In December 2007, the FASB issued revised SFAS No. 141, “Business Combination,” or SFAS No. 141(R), which was codified into ASC 805.  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  The impact of adoption on January 1, 2009 was not material.  In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP amends and clarifies SFAS No. 141(R), “Business Combinations,” to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The impact of adoption on January 1, 2009 was not material.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which was codified into ASC 810. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, “Earnings per Share,” so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  The impact of adoption on January 1, 2009 was not material.

Newly Issued But Not Yet Effective Accounting Standards

The following two standards shall remain authoritative until such time that each is integrated into the ASC:

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

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity.  During the first nine months of 2009, the Company did not repurchase any of its common shares.

The par value of the Company’s common stock was changed to $0.01 per share from $5.00 per share in the second quarter of 2009, resulting in both a decrease in common stock and an increase in surplus of $77,299,566.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,941,394	$1,989,127	$(2,079,590)	$5,950,258
Less: dividends and accretion of discount on
preferred stock	(514,576)	-	(1,543,728)	-
Income (loss) attributable to common stockholders	$1,426,818	$1,989,127	$(3,623,318)	$5,950,258
Weighted average common shares outstanding	14,375,032	14,207,743	14,355,838	14,097,522
Dilutive effect of stock options, restricted stock grants
and common stock warrants	11,538	59,767	N/A *	39,173
Adjusted common shares outstanding - diluted	14,386,570	14,267,510	14,355,838	14,136,695
Net income (loss) per common share - basic	$0.10	$0.14	$(0.25)	$0.42
Net income (loss) per common share - diluted	$0.10	$0.14	$(0.25)	$0.42
Antidilutive common stock warrant issued to the
Treasury under the Capital Purchase Program (“CPP”)
and not included in the calculation	465,569	-	465,569	-
Other antidilutive potential shares not included
in the calculation	559,959	366,514	629,757	430,784

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

In the first quarter of 2009, a $4.0 million OTTI charge was recorded on one $10 million par value trust preferred CDO that had previously incurred a non-cash OTTI write down of $5.2 million in the fourth quarter of 2008. Management determined that it intended to sell this bond and continued to review developments and other considerations with respect to this trust preferred CDO, including the limited prospects for its ultimate price recovery, the expected time involved and the downside risks involved in continuing to hold this investment. As a result of this review and with some limited liquidity appearing in the trust preferred CDO market, management determined that an immediate liquidation was appropriate. As a result, the bond was liquidated in July 2009 at a price of 13.45% of par representing a gain of 5.2% of par or $520,000 which was recognized in the Company’s third quarter 2009 financial statements.

At September 30, 2009 and December 31, 2008, the Company had no securities designated as held to maturity.  The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at September 30, 2009 and December 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$11,198,064	$85,498	$(6,183)	$11,277,379
Government Agency securities	12,044,358	420,017	-	12,464,375
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	174,092,198	6,713,595	(100,482)	180,705,311
FNMA	140,227,438	4,029,271	(15,464)	144,241,245
GNMA	46,338,845	106,265	(110,952)	46,334,158
Total securities available for sale	$383,900,903	$11,354,646	$(233,081)	$395,022,468

December 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$5,327,088	$33,926	$(704)	$5,360,310
Government Agency securities	22,538,511	835,036	-	23,373,547
Collateralized debt obligations	5,864,999	-	-	5,864,999
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	229,014,250	4,391,402	(47,275)	233,358,377
FNMA	126,282,702	2,198,936	(23,012)	128,458,626
GNMA	15,855,155	128,321	(20,130)	15,963,346
Total securities available for sale	$404,882,705	$7,587,621	$(91,121)	$412,379,205

The amortized cost and estimated fair value of securities available for sale at September 30, 2009 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$12,044,358	$12,464,375
Due after one year through five years	6,151,796	6,203,268
Due after five years through ten years	5,046,268	5,074,111
Subtotal	23,242,422	23,741,754
Mortgage-backed securities and
collateralized mortgage obligations	360,658,481	371,280,714
Total securities available for sale	$383,900,903	$395,022,468

For the three months ended September 30, 2009 and 2008, gross gains of $520,000 and $1,415 and gross losses of $34,241 and $11,115, respectively, were recognized on the sale of securities available for sale.  For the nine months ended September 30, 2009 and 2008, gross gains of $1,359,632 and $302,134 and gross losses of $4,191,918 (inclusive of a $4.0 million OTTI charge previously mentioned) and $251,675, respectively, were recognized on the sale of securities available for sale.

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$(5,547)	$1,207,575	$(636)	$124,515	$(6,183)	$1,332,090
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(100,482)	15,318,763	-	-	(100,482)	15,318,763
FNMA	(15,464)	8,630,384	-	-	(15,464)	8,630,384
GNMA	(110,952)	20,072,848	-	-	(110,952)	20,072,848
Total securities available for sale	$(232,445)	$45,229,570	$(636)	$124,515	$(233,081)	$45,354,085

December 31, 2008
Securities available for sale:
Obligations of states and political
subdivisions	$(704)	$125,000	$-	$-	$(704)	$125,000
Mortgage-backed securities and
collateralized mortgage obligations:
FHLMC	(33,540)	10,705,583	(13,735)	3,265,727	(47,275)	13,971,310
FNMA	(1,999)	504,953	(21,013)	3,106,042	(23,012)	3,610,995
GNMA	(20,130)	2,976,562	-	-	(20,130)	2,976,562
Total securities available for sale	$(56,373)	$14,312,098	$(34,748)	$6,371,769	$(91,121)	$20,683,867

There was one fixed rate municipal obligation in a continuous loss position for 12 months or longer at September 30, 2009.  The market value, and therefore the loss position, for each type of security respond differently to market conditions.  In management’s opinion, those market conditions are temporary in nature and provide the basis for the Company’s belief that the declines are temporary.

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

5.  LOANS AND LEASES
The Company’s loan and lease portfolio is concentrated primarily in commercial and industrial loans and commercial mortgage loans.  At September 30, 2009 and December 31, 2008, loans held for sale were $9.3 million and $5.3 million, respectively.  Charge-offs of $2.5 million were incurred on the transfer of  $7.4 million in loans to loans held for sale in the first nine months of 2009. During the third quarter of 2009 and subsequent to their transfer to loans held for sale, an additional $1.0 million charge was recorded to write down the carrying value of these loans held for sale to their estimated fair value.

In addition to the loans held for sale, impaired loans before related specifically allocated allowance for loan losses were $24.4 million and $11.9 million at September 30, 2009 and December 31, 2008, respectively.  The increase in such impaired loans was primarily due to additional non-accrual residential construction loans, commercial real estate loans and commercial and industrial loans of $10.1 million, $2.2 million and $1.3 million, respectively. These were partially offset by a $0.6 million non-accrual loan that was transferred to loans held for sale and subsequently sold in the second quarter of 2009 and $0.5 million in charge-offs and principal repayments.  Impaired loans net of related specifically allocated allowance for loan loss were $16.8 million and $10.0 million at September 30, 2009 and December 31, 2008, respectively.

The recorded investment in loans that are considered to be impaired, as of September 30, 2009 and December 31, 2008, is summarized below:

	September 30, 2009	December 31, 2008
Impaired loans with related allowance for loan loss	$22,991,856	$11,908,500
Allowance for loan loss specifically allocated to impaired loans	(7,600,640)	(1,954,590)
	15,391,216	9,953,910
Impaired loans with no related allowance for loan loss	1,379,789	-
Net impaired loans	$16,771,005	$9,953,910

	Third Quarter 2009	Third Quarter 2008
Average impaired loan and lease balance	$24,455,841	$12,666,538

Interest income of $20,366 and $23,312, respectively, was recognized on impaired loans for the three and nine months ended September 30, 2009. Interest income of $11,733 and $57,514, respectively, was recognized on impaired loans for the three and nine months ended September 30, 2008.

Activity in the allowance for loan and lease losses for the nine months ended September 30, 2009 and 2008 is as follows:

	2009	2008
Balance, January 1	$18,668,451	$14,704,864
Adjustment due to sale of SB Equipment assets	-	(2,002,155)
Provision charged to income	16,500,000	10,225,744
Charge-offs	(6,268,520)	(8,627,296)
Recoveries	501,188	271,359
Balance, September 30	$29,401,119	$14,572,516

The aggregate amount of loans classified as special mention ($97.9 million), substandard ($46.8 million), doubtful ($-0-) or loss ($0.3 million) by the Company's loan grading process has increased to $145.0 million at September 30, 2009 from $63.5 million at December 31, 2008. This increase reflects six relationships, each over $5.0 million, totaling $54.0 million. These relationships consisted of commercial and industrial loans totaling $29.0 million and commercial real estate credits totaling $25.0 million.

At September 30, 2009 and December 31, 2008, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $34.7 million and $16.1 million, respectively. The increase in such non-accrual loans at September 30, 2009 compared to December 31, 2008 was primarily due to the addition of $26 million from seven relationships to non-accrual status. These relationships consisted of residential construction and commercial real estate credits totaling $20 million, and commercial and industrial loans totaling $6 million. These additions were reduced by charge-offs of non-accrual loans of $2 million and cash payments received of $5 million. Loans and leases 90 days or more past due and still accruing interest totaled $7 thousand and $3 thousand at September 30, 2009 and December 31, 2008, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table.  Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of September 30, 2009 and December 31, 2008. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$147,750	9.25%	$63,859	4.00%	N/A	N/A
The Bank	$153,550	9.62%	$63,827	4.00%	$79,784	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$147,750	11.95%	$49,452	4.00%	N/A	N/A
The Bank	$153,550	12.42%	$49,437	4.00%	$74,155	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$169,376	13.70%	$98,904	8.00%	N/A	N/A
The Bank	$169,171	13.69%	$98,873	8.00%	$123,592	10.00%
As of December 31, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$154,081	9.38%	$65,721	4.00%	N/A	N/A
The Bank	$156,322	9.52%	$65,685	4.00%	$82,106	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$154,081	12.03%	$51,212	4.00%	N/A	N/A
The Bank	$156,322	12.22%	$51,185	4.00%	$76,777	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$180,118	14.07%	$102,424	8.00%	N/A	N/A
The Bank	$172,350	13.47%	$102,369	8.00%	$127,961	10.00%

The preferred stock, purchased by the Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $5,526,300 or 15% of the preferred stock investment.  The warrant is immediately exercisable and expires in ten years.  The Company allocated $1,056,842 of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through September 30, 2009, $177,167 of the discount has been accreted to preferred stock.

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

8.  STOCK-BASED COMPENSATION
Incentive Stock Options
Under the terms of the Company’s incentive stock option plans adopted in April 1994, February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company’s common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant.  Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.  Any optionee-owned stock may be used as full or partial payment of the exercise price and shall be valued at the fair market value of the stock on the date of exercise of the option.

At September 30, 2009, incentive stock options for the purchase of 254,319 shares were outstanding and exercisable.  No options have been exercised in 2009. The total intrinsic value of options exercised for the nine months ended September 30, 2008 was $292,899. The options outstanding and exercisable at September 30, 2009 have an intrinsic value of $3,001.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2009	330,914	$15.26
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(76,595)	$13.69
Outstanding - September 30, 2009	254,319	$15.73

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of September 30, 2009:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$8.25 - $10.28	58,867	1.2 years	$9.76	58,867	$9.76
$12.45 - $13.61	84,839	3.0 years	$13.08	84,839	$13.08
$19.16	53,973	4.4 years	$19.16	53,973	$19.16
$22.63	56,640	5.4 years	$22.63	56,640	$22.63
	254,319	3.4 years	$15.73	254,319	$15.73

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During the first nine months of 2009, the Company awarded 75,715 shares of restricted stock to certain key employees.  The restricted stock awarded in 2009 and 2008 primarily vests one-third on each of the third through fifth anniversaries of the award date.  The restricted stock awarded in 2006 vested in full in September 2009 at a fair value of $66,590. Based on an estimated forfeiture rate, of those shares awarded in 2009 and 2008, 169,000 shares are expected to vest over the five year period.  The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date.  If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.  The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $1,761,298 to be expensed over the remaining period of 3.8 years. For the nine months ended September 30, 2009 and 2008, $298,735 and $200,108, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the nine months ended September 30, 2009 and 2008 of $91,204 and $59,831, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2009	136,935	$13.50
Granted	75,715	$7.58
Vested	(7,482)	$19.95
Cancelled or forfeited	(2,142)	$13.00
Nonvested - September 30, 2009	203,026	$11.06

At September 30, 2009, 362,506 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation
In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement.  The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%;  (2) expected volatility 35%;  (3) risk-free interest rate 4.57%; and  (4) expected life of options 7.3 years.  At September 30, 2009, 65,898 of these options were exercisable, but none have been exercised.  The options outstanding and those exercisable at September 30, 2009 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years.  The fair value of restricted stock awards vested during the nine months ended September 30, 2009 and 2008 was $100,219 and $161,136, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2009	45,983	$17.94
Granted	-	-
Vested	(12,543)	$17.94
Nonvested - September 30, 2009	33,440	$17.94

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $997,500 and will be expensed over the weighted-average remaining period of 2.1 years.  For the nine months ended September 30, 2009 and 2008, $359,100 was recognized as compensation expense in each period.  The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets.  The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At September 30, 2009, the Bank had approximately $230,000,000 of real estate mortgage loan collateral pledged at the FHLB. Based on this collateral, the Bank had approximately $149,000,000 available to borrow overnight or on a term basis. There were no investment securities pledged. The FHLB line is renewed annually.

	Nine months ended	Twelve months ended
	September 30, 2009	December 31, 2008
Amount outstanding under lines of credit with the FHLB - end of period	$60,000,000	$-
Amount outstanding under lines of credit with the FHLB - period average	$12,681,000	$110,915,000
Weighted-average interest rate on average amount outstanding	0.43%	2.52%

At September 30, 2009 and December 31, 2008, the Bank had $3,000,000 outstanding in securities sold under agreements to repurchase.

On March 31, 2009, the Bank issued $29,000,000 in senior unsecured debt due March 30, 2012 guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  Interest at 2.625% per annum is payable semi-annually in arrears on the 30th day of each March and September, beginning September 30, 2009.

10.  FAIR VALUE
A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs may be used to measure fair value.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2009	Fair Value Measurements at September 30, 2009 Using Significant Other Observable Inputs (Level 2)
Assets:
Available for sale securities	$395,022,468	$395,022,468
Derivatives	$2,175,586	$2,175,586

Liabilities:
Derivatives	$2,242,184	$2,242,184

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Other Observable Inputs (Level 2)	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$412,379,205	$406,514,206	$5,864,999
Derivatives	$3,132,311	$3,132,311	$-

Liabilities:
Derivatives	$1,500,858	$1,500,858	$-

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
	September 30, 2009	December 31, 2008
Beginning balance	$5,864,999	$-
Other-than-temporary impairment	(4,000,000)	(6,203,195)
Included in other comprehensive income	-	-
Transfers (out of) into Level 3	(1,864,999)	12,068,194
Ending balance	$-	$5,864,999

Due to credit deterioration noted in the financial institution industry in general, the Company incurred a first quarter 2009 charge to write down to the fair value a CDO classified as a Level 3 asset as of December 31, 2008.  This valuation was based upon comparable prices of similar instruments obtained from an outside broker and resulted in the asset being classified as a Level 2 asset from March 31, 2009 until its liquidation in July 2009.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2009	Fair Value Measurements at September 30, 2009 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$15,391,216	$15,391,216
Loans held for sale	$9,302,360	$9,302,360

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$9,953,910	$9,953,910
Loans held for sale	$5,321,577	$5,321,577

Impaired loans with specific allocations had a principal amount of $22,991,856 and $11,908,500, with a valuation allowance of $7,600,640 and $1,954,590 at September 30, 2009 and December 31, 2008, respectively.  The provision for losses on impaired loans was $6,216,844 and $1,826,908 for the nine months ended September 30, 2009 and 2008, respectively.  Charge-offs of  $2,585,807 and $3,345,544 were incurred on the transfer of loans to loans held for sale in the first nine months of 2009 and 2008, respectively. (See also Note 5 – Loans and Leases.)

The carrying amounts and estimated fair values of the Company’s financial instruments, not previously disclosed, are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash
equivalents	$35,992	$35,992	$102,988	$102,988
Accrued interest receivable	5,961	5,961	6,879	6,879
Federal Home Loan Bank and
other restricted stock	8,036	8,036	4,823	4,823
Loans and leases - net of the
allowance for loan
and lease losses	1,088,096	1,066,528	1,103,870	1,132,185
Total	$1,138,085	$1,116,517	$1,218,560	$1,246,875
Financial liabilities:
Deposits	$1,307,962	$1,127,670	$1,481,048	$1,367,381
Senior unsecured debt	29,000	27,927	-	-
Subordinated notes	10,000	11,109	10,000	12,113
Junior subordinated debentures	20,620	20,626	20,620	20,640
Accrued interest payable	1,172	1,172	1,433	1,433
Temporary borrowings	63,000	63,000	3,000	3,000
Total	$1,431,754	$1,251,504	$1,516,101	$1,404,567

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

Senior Unsecured Debt, Subordinated Notes and Junior Subordinated Debentures - The fair value of senior unsecured debt, subordinated notes and junior subordinated debentures is estimated using the interest rate swap rates of similar term and repricing points and spreads of equivalent new issues.

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

11.  INCOME TAXES
An income tax benefit of $0.9 million and an income tax expense of $2.6 million were recorded in the nine month periods ended September 30, 2009 and 2008, respectively. The Company is currently subject to a statutory Federal tax rate of 34%, a New York State tax rate of 7.1% plus a 17% MTA surcharge and a New York City tax rate of 9%. The Company’s overall effective tax rate was a benefit of 30.5% for the nine month period ended September 30, 2009, compared to an expense of 30.3% for the same period in the prior year.  In addition, the Company is no longer subject to examination by NYS and NYC taxing authorities for years before January 1, 2007, and by Federal taxing authorities for years before January 1, 2005.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of September 30, 2009 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no accruals for interest or penalties during the nine month period ended September 30, 2009.

At September 30, 2009 the Company has available a net operating loss carryforward of approximately $19 million that may be applied against future taxable income and is expected to expire in the year 2027.  Based on projected future earnings, management believes it is more likely than not that the tax benefit of the carryforward will be realized within the carryforward period and therefore no valuation allowance has been recorded against the deferred tax assets.

12.  SUBSEQUENT EVENTS
The Company’s Board declared a cash dividend of  $0.05 per share at its October 27, 2009 meeting.  The cash dividend will be paid on December 16, 2009 to stockholders of record on November 20, 2009.

On October 9, 2009, the Company filed a definitive proxy statement on Schedule 14A with the SEC in connection with a Special Meeting of Stockholders of the Company to be held on November 17, 2009. Stockholders will be asked to consider and vote upon the following matters: (1) the amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000, (2) the amendment to the Company’s Certificate of Incorporation to eliminate the classified board and provide for the annual election of the Board of Directors, and (3) the amendment to the Company’s Certificate of Incorporation to reduce the director and stockholder vote required to approve certain business combinations.

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

Executive Summary – State Bancorp, Inc. (the “Company”) is a one-bank holding company formed in 1985.  The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966.  The Company also has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the three and nine months ended September 30, 2009 and 2008

	Three months				Nine months
			Over/				Over/
			(under)				(under)
	2009	2008	2008		2009	2008	2008
Revenue (1)	$17,402	$16,704	4.2%		$46,543	$51,279	(9.2)%
Operating expenses	$11,341	$10,166	11.6%		$33,036	$32,515	1.6%
Provision for loan and lease losses	$3,000	$3,700	(18.9)%		$16,500	$10,226	61.4%
Net income (loss)	$1,941	$1,989	(2.4)%		$(2,080)	$5,950	N/M	(2)
Net income (loss) per common share - diluted	$0.10	$0.14	(28.6)%		$(0.25)	$0.42	N/M	(2)
Return on average total assets	0.47%	0.50%	(3)	bp	(0.17)%	0.49%	(66)	bp
Return on average total stockholders' equity	5.13%	6.95%	(182)	bp	(1.84)%	6.91%	(875)	bp
Tier I leverage ratio	9.25%	8.05%	120	bp	9.25%	8.05%	120	bp
Tier I risk-based capital ratio	11.95%	10.32%	163	bp	11.95%	10.32%	163	bp
Total risk-based capital ratio	13.70%	12.32%	138	bp	13.70%	12.32%	138	bp
Tangible common equity ratio	7.17%	7.02%	15	bp	7.17%	7.02%	15	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

As of September 30, 2009, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion and stockholders’ equity of approximately $152 million.

The Company recorded net income of $1.9 million, or $0.10 per diluted common share, for the third quarter of 2009 compared to $2.0 million, or $0.14 per diluted common share, for the third quarter of 2008. The decrease in net income in 2009 primarily reflects an increase in total operating expenses of $1.2 million largely as a result of a $1.0 million charge to write down the carrying value of loans held for sale to their estimated fair value and a $345 thousand increase in FDIC deposit insurance assessment expenses. The increase in total operating expenses was partially offset by an increase in net interest income of $201 thousand, a decrease of $700 thousand in the provision for loan and lease losses and a $496 thousand increase in total non-interest income. Earnings per diluted common share in 2009 was negatively impacted by quarterly dividends paid on preferred stock issued under the Capital Purchase Program (“CPP”).

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the three and nine months ended September 30, 2009 and 2008

	Three months			Nine months
			Over/			Over/
			(under)			(under)
	2009	2008	2008	2009	2008	2008
Net interest income	$15,607	$15,406	1.3%	$45,906	$47,024	(2.4)%
Service charges on deposit accounts	504	468	7.7%	1,690	1,623	4.1%
Net security gains (losses)	486	(10)	N/M (1)	(2,832)	50	N/M (1)
Income from bank owned life insurance	182	276	(34.1)%	554	793	(30.1)%
Other operating income	623	564	10.5%	1,225	1,789	(31.5)%
Total revenue	$17,402	$16,704	4.2%	$46,543	$51,279	(9.2)%

(1) N/M - denotes % variance not meaningful for statistical purposes.

The Company’s return on average total assets decreased to 0.47% in the third quarter of 2009 from 0.50% in the third quarter of 2008, while return on average total stockholders’ equity decreased to 5.13% in the third quarter of 2009 from 6.95% in the third quarter of 2008.  Primarily due to a decrease in the Company’s average earning asset yield offset somewhat by a decrease in the average cost of interest-bearing liabilities, the Company’s net interest margin declined by six basis points to 4.06% in the third quarter of 2009 from 4.12% in the third quarter of 2008.

The Company’s primary market area of Nassau, Suffolk, Queens and Manhattan provides opportunity for deposit growth and commercial and industrial lending.  The economy in the New York metropolitan region remains fragile and unemployment levels continue to be high.  Based on our assessment of the current market conditions and continuing economic pressures, together with our determination of credit risk within our portfolio from our ongoing review process, our provision for loan losses was $3.0 million in the third quarter of 2009 compared to $3.7 million in the third quarter of 2008. Nevertheless, our allowance for loan and lease losses increased to $29 million at September 30, 2009 from $19 million at December 31, 2008.  We believe that we are aggressive in the ongoing review of our credit portfolio and in our action plans for loans that begin to demonstrate weaknesses. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market either individually or, if conditions allow, in a bulk sale transaction. Liquidity for the disposition of problem credits, although thin, has improved in recent months. Management remains clearly focused on reaching an expedited resolution to the problem loans in our portfolio in the near term. In the first nine months of 2009, we wrote-down certain problem loans totaling $9.9 million to estimated fair market value of $7.4 million and transferred the net balance to loans held for sale after determining that such action represented the most cost-effective long-term solution. During the third quarter of 2009 and subsequent to their transfer to loans held for sale, an additional $1.0 million charge was recorded to write down the carrying value of these loans held for sale to their estimated fair value. Total loans held for sale amounted to $9.3 million at September 30, 2009 compared to $5.3 million at December 31, 2008.

Net charge-offs in the third quarter of 2009 were $1.6 million. Problem and non-performing loans remain a cause for continued close management attention.  Our primary concern is the impact of the present difficult economic conditions on certain residential construction loans when the loan amounts are in excess of projected sales or where the Bank would have to advance significant additional funds to complete the project (see discussion on non-performing assets in the Asset Quality section).  It continues to be our belief that the Bank is best served by exiting these facilities through the sale of its position to investors who are better suited to realize the value that may come over time. We generally attempt to sell such loans prior to their becoming non-performing or shortly thereafter.

The primary focus of the Company’s loan and lease portfolio is commercial real estate and commercial and industrial loans.  Residential lending constitutes less than 10% of our total portfolio at September 30, 2009.  The Company’s securities portfolio contains no subprime, structured debt or exotic structures.  At September 30, 2009, the fair value of the securities portfolio represented 103% of book value.  The past practice of taking corporate credit risk in the Bank’s investment portfolio has been discontinued.

We continue to expect to achieve modest loan growth this year in our core competencies of commercial and industrial credits and commercial mortgage loans. We remain cautious on credit conditions and the inherent risk in lending portfolios which is being exacerbated in this weak economy. The risk of economic recovery being marked by modest growth and elevated unemployment levels is substantial. Within the confines of current market conditions, the Company continues to build for the future while forthrightly addressing its existing problems.  We are attracting new client relationships and have selectively hired experienced commercial relationship managers to join our team of professional bankers.

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

The Company has participated in the CPP through its December 2008 issuance of Series A Preferred Stock and a warrant to purchase common stock to the Treasury.  The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000.  The unlimited coverage was to be in effect through December 31, 2009.  Effective October 1, 2009, a final rule adopted by the FDIC extends the TLGP for six months to June 30, 2010. Management anticipates that the cost of continuing to participate in the TLGP will be immaterial to the Company’s financial statements. The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012.  The FDIC guarantee will be in effect through the maturity date, March 30, 2012.

The U.S. Government is currently reviewing a plan for regulatory reform that would consolidate bank regulators, create new government agencies and give new powers to the Federal Reserve.  Specific proposals include, among other things, the creation of a new national bank supervisor to regulate all federally chartered depository institutions, giving the Federal Reserve the power to regulate systemic risk to the nation’s financial stability and the creation of a Consumer Financial Protection Agency to regulate consumer financial products.  The Company will continue to monitor the progress of these proposals and their possible effect on the Company.  As currently written, the proposals will not have a material adverse effect on the Company’s operations.

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

Accounting for Income Taxes - Deferred tax assets and liabilities are recognized to reflect the temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses carryforward. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for this evaluation are periodically updated based upon changes in business factors and the tax laws and regulations.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities – One recent significant change in practice relates to management’s assertion regarding recovery of declines in fair value, moving from an assertion about “intent and ability to hold to recovery” to a “do not intend to sell” or “it is more likely than not that it will not be required to sell” prior to recovery assertion. In instances where the Company will not be required to sell the bond or doesn’t intend to sell the bond, the components of the impairment charge would be bifurcated. The credit loss component would be recognized in earnings, and the other components would be recognized in other comprehensive income. In instances where the Company intends to sell or is more likely than not to be required to sell prior to recovery the full OTTI charge is to be recognized in earnings.  (See also Note 4 – Investment Securities.)

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at September 30, 2009. When compared to December 31, 2008, total assets decreased by $97 million or 6%. This was primarily attributable to declines in cash and due from banks and securities available for sale of $66 million and $17 million, respectively. The decrease in the investment portfolio largely reflects declines in mortgage-backed and U.S. Government agency securities. The decrease in mortgage-backed securities is attributable to sales and principal repayments of $76 million and $87 million, respectively, offset to a large extent by purchases of $155 million. The decrease in U.S. Government agency securities is largely due to sales and maturities totaling $10 million.

At September 30, 2009, total deposits were $1.3 billion, a decrease of $173 million when compared to December 31, 2008. This was largely attributable to decreases in certificates of deposit, including those of the Certificate of Deposit Account Registry Service (“CDARS”) and other brokered deposits, of $108 million and savings deposits of $76 million, respectively. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. These decreases were partially offset by an increase in demand deposits of $11 million. Core deposit balances represented approximately 69% of total deposits at September 30, 2009 compared to 65% at year-end 2008. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $63 million at September 30, 2009 and $3 million at December 31, 2008. The Company participated in the Debt Guarantee Program of the TLGP in March 2009 whereby the Bank issued $29 million in FDIC-guaranteed senior non-secured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012.

Capital Resources - Total stockholders’ equity amounted to $152 million at September 30, 2009, representing a decrease of $2 million from December 31, 2008. The decrease from year-end 2008 largely reflects the net loss recorded in the first nine months of 2009. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

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

The Company’s tangible common equity to tangible assets ratio was 7.17% at September 30, 2009 compared to 6.91% at December 31, 2008 and 7.02% at September 30, 2008.  The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. With respect to the calculation of the actual unaudited TCE ratio as of September 30, 2009, reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets are set forth below (in thousands):

Total stockholders' equity	$151,559
Less: preferred stock	(35,962)
Less: warrant	(1,057)
Total common stockholders' equity	114,540
Less: intangible assets	-
Tangible common equity	$114,540

Total assets	$1,596,464
Less: intangible assets	-
Tangible assets	$1,596,464

At September 30, 2009, the Bank’s Tier I leverage ratio was 9.62% while its risk-based capital ratios were 12.42% for Tier I capital and 13.69% for total capital.  These ratios exceed the minimum regulatory guidelines for a well-capitalized institution. Table 2-1 summarizes the Company’s capital ratios as of September 30, 2009 and compares them to current minimum regulatory guidelines and December 31 and September 30, 2008 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
September 30, 2009	9.25%	11.95%	13.70%
December 31, 2008	9.38%	12.03%	14.07%
September 30, 2008	8.05%	10.32%	12.32%

Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008.  The Company’s Board declared a cash dividend of  $0.05 per share at its October 27, 2009 meeting.  The cash dividend will be paid on December 16, 2009 to stockholders of record on November 20, 2009.

The Company did not repurchase any shares of its common stock during the first nine months of 2009 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant.  This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital.  The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The Company has the right to optionally redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032 at par.  The Company has the right to optionally redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034 at par. As of September 30, 2009, the Company has chosen not to redeem these debentures, and in the future will continue to evaluate the cost effectiveness of these borrowings. The weighted average rate on all trust preferred securities outstanding was 4.26% and 6.29% for the first nine months of 2009 and 2008, respectively.

In 2006, the Company issued $10 million of 8.25% subordinated notes due June 15, 2013.  The notes were sold in a private placement and qualify as Tier II capital for the Company.

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”).  Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of September 30, 2009, $2.1 million in dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise.  Asset liquidity is provided by short-term investments and the marketability of securities available for sale. As the Federal Reserve Bank (“FRB”) pays interest on excess reserve balances, the Company may leave balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $404 million at September 30, 2009 from $457 million at December 31, 2008, resulting largely from reductions in interest earning balances at the FRB and securities available for sale. Liquidity is provided by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities.  At September 30, 2009, total deposits were $1.3 billion, a decrease of $173 million when compared to December 31, 2008. Of the total time deposits at September 30, 2009, $332 million are scheduled to mature within the next 12 months. During the first nine months of 2009 and 2008, proceeds from sales and maturities of securities available for sale totaled $196 million and $241 million, respectively.  Additionally, the Company issued $29 million in FDIC-guaranteed senior non-secured debt under the TLGP in March of 2009.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first nine months of 2009 and 2008, the Company had an increase in loans and loans held for sale (net of unearned income, principal paydowns and other dispositions, and before allowance for loan and lease losses) totaling $3 million and $70 million, respectively.  The Company did not purchase any loans during the first nine months of 2009 or 2008.  The Company purchased securities available for sale totaling $180 million and $227 million during the first nine months of 2009 and 2008, respectively.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix.  Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity.  At September 30, 2009, access to approximately $149 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available.  The amount of the FHLB lines of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities.  At September 30, 2009, approximately $86 million in informal lines of credit extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2009, $60 million in advances were outstanding under lines of credit with the FHLB. At September 30, 2009, no funds were drawn on correspondent bank lines of credit.  To supplement its short-term borrowed funds, the Company also utilized CDARS for $88 million in short-term certificates of deposit outstanding at September 30, 2009. CDARS deposits are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain.  Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  As of September 30, 2009, $30 million in such brokered deposits were outstanding, none of which is maturing in the fourth quarter of 2009. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit.  As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis and determines the amount of collateral, if deemed necessary, to be obtained by the Bank upon extension of credit.  Collateral required varies, but may include accounts receivable, inventory, equipment and real estate.  At September 30, 2009 and 2008, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $207 million and $241 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers.  Most letters of credit expire within one year.  At September 30, 2009 and 2008, letters of credit outstanding were approximately $16 million in each period.  At September 30, 2009 and 2008, the uncollateralized portion was approximately $3 million in each period.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk.  This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed.  At September 30, 2009 and 2008, the total gross notional amount of swap transactions outstanding was $38 million and $28 million, respectively.

On September 15, 2008 and October 3, 2008, respectively, Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing.  The Bank filed proofs of claim with the United States Bankruptcy Court, Southern District, on January 13, 2009.  As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584 thousand was recorded in the third quarter of  2008. During the third quarter of 2009, the Company recorded a gain of $221 thousand on the sale of its claims against Lehman and Lehman Special Financing.

In addition, during the second and third quarters of 2009, the unhedged customer interest rate swap transactions were once again offset by an institutional dealer. As all customer interest rate swap transactions are now hedged, we expect that their future impact on the Company’s financial statements will be immaterial. For the three months ended September 30, 2009, a net gain of $160 thousand was recorded, while for the nine months ended September 30, 2009, a net loss of $68 thousand was recognized. The 2009 amounts include the gain of $221 thousand on the sale of the Bank’s claims against Lehman and Lehman Special Financing. For the three and nine months ended September 30, 2008, a net loss of $584 thousand was recognized.

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of September 30, 2009.

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Leases covering various equipment,
branches, office space and land	$15,935	$3,159	$4,931	$2,504	$5,341
Time deposits	408,904	331,905	69,612	7,387	-
FHLB borrowings	60,000	60,000	-	-	-
Securities sold under agreements to repurchase	3,000	2,000	1,000	-	-
Senior unsecured debt	29,000	-	29,000	-	-
Subordinated notes	10,000	-	-	10,000	-
Junior subordinated debentures	20,620	-	-	-	20,620
Total	$547,459	$397,064	$104,543	$19,891	$25,961

Material Changes in Results of Operations for the Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008 - The Company recorded net income of $1.9 million for the third quarter of 2009 compared to $2.0 million for the third quarter of 2008. The decrease in net income in 2009 primarily reflects an increase in total operating expenses of $1.2 million largely as a result of a $1.0 million charge to write down the carrying value of loans held for sale to their estimated fair value and a $345 thousand increase in FDIC insurance assessment expenses.  The increase in total operating expenses was partially offset by an increase in net interest income of $201 thousand, a decrease of $700 thousand in the provision for loan and lease losses and a $496 thousand increase in total non-interest income.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 1.3% to $15.6 million resulting from a $36 million increase in average interest-earning assets, despite a six basis point decline in the Company’s net interest margin to 4.06% in 2009. The decrease in the Company’s net interest margin to 4.06% during the third quarter of 2009 from 4.12% a year ago primarily resulted from a 73 basis point decrease in the Company’s average earning asset yield to 5.09%, offset by a 79 basis point decrease in the cost of total average interest-bearing liabilities to 1.43%.  The decline in the Company’s average earning asset yield was a result of several factors, most notably reduced asset yields due to lower interest rates, increased non-performing assets and accelerated cash flows on investment securities. The lower asset yield resulted primarily from the impact of a 70 basis point reduction in average yield on loans and leases, offset in part by the $34 million increase in the average balance of loans and leases, which carry a significantly higher yield than the securities portfolio.  Yields on all average interest-earning assets were lower during the third quarter of 2009 as compared to the third quarter of 2008 due to the prevailing lower interest rate environment.

The increase in average interest-earning assets largely reflects growth in commercial and industrial loans, and commercial mortgage loans that resulted in a 3% increase in average loans and leases outstanding to $1.1 billion during the third quarter of 2009 versus the comparable period in 2008.  Average interest-earning balances, primarily at the FRB, increased $7 million during the third quarter of 2009 as compared to the same period in 2008, while average investment securities declined $3 million. The decrease in investment securities reflects the Company’s improved balance sheet mix from securities into higher-yielding loans.

The reduction in the cost of average interest-bearing liabilities in 2009 resulted from an increase in average core deposits coupled with a lower prevailing rate environment in the third quarter of 2009 versus the comparable 2008 period. The average cost of time and savings deposits and junior subordinated debentures declined by 82 basis points and 200 basis points, respectively, in the third quarter of 2009 versus 2008.  The Company experienced a $102 million increase in average total deposits during the third quarter of 2009 versus 2008.  This increase, together with the Company’s March 2009 issuance of $29 million in senior unsecured debt guaranteed by the FDIC under the TLGP, resulted in a reduction in average other temporary borrowings in 2009. Average federal funds purchased, securities sold under agreements to repurchase and other temporary borrowings declined $135 million during the third quarter of 2009 versus the comparable 2008 period.

The provision for loan and lease losses was $3.0 million in the third quarter of 2009, representing a decrease of $700 thousand versus the comparable 2008 period. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income increased $496 thousand to $1.8 million during the third quarter of 2009 when compared to the third quarter of 2008 resulting primarily from a $520 thousand gain on the liquidation in the third quarter of 2009 of one $10 million par value trust preferred CDO that had previously been classified as OTTI. (See also Note 4 – Investment Securities.) In addition, during the third quarter of 2009, the Company recorded a gain of $221 thousand on the sale of its claims against Lehman and Lehman Special Financing in connection with a loss recorded during the third quarter of 2008 related to three interest rate swap positions. (See also Off-Balance Arrangements contained herein.)

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the three and nine months ended September 30, 2009 and 2008

	Three months			Nine months
			Over/			Over/
			(under)			(under)
	2009	2008	2008	2009	2008	2008
Salaries and other employee benefits	$5,926	$5,632	5.2%	$17,223	$17,370	(0.8)%
Occupancy	1,391	1,426	(2.5)%	4,341	4,200	3.4%
Equipment	307	302	1.7%	908	919	(1.2)%
Legal	188	(197)	N/M (1)	533	2,536	(79.0)%
Marketing and advertising	-	150	(100.0)%	750	437	71.6%
FDIC and NYS assessment	657	312	110.6%	2,971	565	425.8%
Credit and collection	1,151	186	518.8%	1,513	545	177.6%
Other operating expenses	1,721	2,355	(26.9)%	4,797	5,943	(19.3)%
Total operating expenses	$11,341	$10,166	11.6%	$33,036	$32,515	1.6%

(1) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses increased $1.2 million or 11.6% to $11.3 million during the third quarter of 2009 when compared to the third quarter of 2008. The increase in total operating expenses primarily reflects higher credit and collection expenses due to the $1.0 million charge to write down the carrying value of loans held for sale to their estimated fair value, higher legal expenses due to the expense credit recorded in 2008 resulting from the settlement of the shareholder derivative suit, higher FDIC and NYS assessment expenses and higher salaries and other employee benefits expenses due to staff additions. These were partially offset by lower marketing and advertising and other operating expenses. The reduction in other operating expenses in 2009 was primarily due to the $584 thousand loss recorded during the third quarter of 2008 related to three interest rate swap positions. (See also Off-Balance Arrangements contained herein.)

FDIC and NYS assessment expenses increased in the third quarter of 2009 when compared to the third quarter of 2008 primarily due to higher FDIC deposit insurance assessment fees in 2009. On February 27, 2009, the FDIC adopted a final rule that initially raised the assessment rate schedule, uniformly across all four risk categories into which the FDIC assigns insured institutions, by seven basis points (annualized) of insured deposits beginning on January 1, 2009.  Under the final rule, the Bank’s assessment rate was 15 basis points (annualized) for the third quarter of 2009. On September 29, 2009, the FDIC published a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011. We expect that we may be required to prepay an estimated $7.6 million on December 30, 2009 for our fourth quarter of 2009 and all of 2010, 2011 and 2012 FDIC assessments.

Due in part to the increase in total operating expenses, the Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) increased to 66.6% in the third quarter of 2009 versus 60.2% in the third quarter of 2008.  The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.77% for the third quarter of 2009 versus 2.55% for the third quarter of 2008.

The Company’s income tax expense was $1.1 million in the third quarter of 2009 as compared to $849 thousand in 2008. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations for the Nine Months Ended September 30, 2009 versus the Nine Months Ended September 30, 2008 - For the nine months ended September 30, 2009 the Company recorded a net loss of $2.1 million compared to net income of $6.0 million in the same 2008 period. The factors contributing to the decrease in earnings were lower net interest income, a significant increase in the provision for loan and lease losses, lower non-interest income and increased total operating expenses.

As shown in Table 2-2 (B) following this discussion, the decrease of $1.1 million in net interest income for the first nine months of 2009 versus the comparable period in 2008 resulted from a 15 basis point contraction in the Company’s net interest margin to 3.99% in 2009 from 4.14% a year ago. The lower margin was primarily due to a 103 basis point reduction in the Company’s average interest-earning asset yield to 5.08% in 2009 resulting from a 127 basis point decline in the yield on loans and leases versus 2008. The reduced loan and lease yield was negatively impacted by lower market interest rates and an increase in non-accrual loans in 2009. The yield on the Company’s securities portfolio declined by 37 basis points to 4.58% in 2009 from 4.95% a year ago as the result of accelerated cash flows on mortgage-backed assets. Partially offsetting the reduced earning asset yield was a 105 basis point decline in the Company’s average cost of interest-bearing liabilities to 1.50% in 2009. The lower cost of funds in 2009 resulted from lower rates on maturing time deposits, growth in lower-yield savings deposits (up $53 million) and a n increase in demand deposits (up $21 million) in 2009. Partially offsetting the decline in the Company’s net interest margin was an $18 million increase in average interest-earning assets in 2009, primarily loans and leases which grew by $46 million (4%) and replaced declines in lower-yielding assets such as securities purchased under agreements to resell (down $33 million) and securities (down $8 million).

The provision for loan and lease losses increased by $6.3 million for the first nine months of 2009 as compared to 2008 due to several factors, including an increase in non-accrual loans of $20 million and internal risk rating downgrades of several commercial loan relationships.  The Company recorded net loan and lease charge-offs of $5.8 million and $8.4 million for the first nine months of 2009 and 2008, respectively.  (See also Asset Quality contained herein.)

The decline in total non-interest income resulted largely from net security losses of $2.8 million due to the first quarter 2009 $4.0 million non-cash OTTI write down of a trust preferred CDO. During the third quarter of 2009, the Company liquidated this security at a gain of $520 thousand. Income from bank owned life insurance (“BOLI”) declined by $239 thousand for the first nine months of 2009 versus the comparable 2008 period due to a lower rate of return on BOLI assets. Other operating income decreased by $563 thousand in 2009, due to reductions in sweep program fees coupled with losses recorded on certain customer interest rate swaps in 2009.

Total operating expenses increased by $521 thousand or 1.6% to $33.0 million for the first nine months of 2009, primarily due to a $2.4 million increase in FDIC and NYS assessment, an increase in credit and collection expenses due to the $1.0 million charge to write down the carrying value of loans held for sale to their estimated fair value, and a $313 thousand increase in marketing and advertising expenses in 2009. The increase in FDIC and NYS assessment expenses recorded in 2009 was due to several factors, most notably the FDIC insurance fund special assessment recorded in the second quarter of 2009, a higher FDIC deposit insurance assessment rate in 2009 and fees associated with participation in the Treasury TAGP which was not in existence in the 2008 period. The increase in marketing and advertising expenses in 2009 versus 2008 resulted from corporate branding efforts undertaken in the first half of 2009 coupled with significant reductions in print, broadcast and other media advertising during the comparable 2008 period. Largely offsetting these increases were a reduction in legal expenses of $2.0 million related to the shareholder derivative lawsuit settled in 2008 and a $1.1 million decline in other operating expenses, largely the result of the $584 thousand loss recorded during the third quarter of 2008 related to three interest rate swap positions.

On May 22, 2009, the FDIC adopted a final rule imposing a special assessment on insured institutions as part of the agency's efforts to rebuild the Deposit Insurance Fund (“DIF”) and help maintain public confidence in the banking system. The final rule established a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment was collected September 30, 2009. Under generally accepted accounting principles, the full amount of the Company’s special assessment was accrued as an expense in the second quarter of 2009.

The Company’s operating efficiency ratio was 66.4% for the first nine months of 2009 and 62.8% for the first nine months of 2008.  The Company’s ratio of total operating expenses to average total assets was 2.70% for the first nine months of 2009 and 2.67% for the first nine months of 2008.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio.  All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government-sponsored enterprises.  (See also Note 4 – Investment Securities.)

The Company’s loan and lease portfolio is concentrated in commercial and industrial loans and commercial mortgage loans.  The Bank does not engage in subprime lending and the Bank’s adjustable-rate residential mortgage (ARM) exposure is less than 1% of the total loan and lease portfolio.  The Bank has not offered payment option ARM or negative amortization loan products.

Non-performing assets, defined by the Company as non-accrual loans and leases and other real estate owned (“OREO”), totaled $35 million (which includes $9 million in loans held for sale which have been previously written down to their estimated fair value) at September 30, 2009, $16 million (which includes $2 million in loans held for sale) at December 31, 2008 and $14 million (which includes $500 thousand in loans held for sale) at September 30, 2008.  The increase in non-accrual loans at September 30, 2009 compared to December 31, 2008 was primarily due to the addition of $26 million from seven relationships to non-accrual status. These relationships consisted of residential construction and commercial real estate credits totaling $20 million, and commercial and industrial loans totaling $6 million. These additions were reduced by charge-offs of non-accrual loans of $2 million and cash payments received of $5 million. At September 30, 2009, December 31, 2008 and September 30, 2008, the Company held no OREO. Loans and leases 90 days or more past due and still accruing interest totaled $7 thousand and $3 thousand at September 30, 2009 and December 31, 2008, respectively. At September 30, 2008, there were no loans 90 days or more past due and still accruing interest.

The allowance for loan and lease losses amounted to $29 million or 2.7% of loans and leases, excluding loans held for sale, at September 30, 2009, $19 million or 1.7% of loans and leases, excluding loans held for sale, at December 31, 2008, and $15 million or 1.3% of loans and leases, excluding loans held for sale, at September 30, 2008. The allowance for loan and lease losses as a percentage of total non-performing assets, excluding loans held for sale, was 116% at September 30, 2009, 134% at December 31, 2008 and 104% one year ago. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan and lease losses. While the allowance for loan and lease losses as a percentage of non-performing assets is lower at September 30, 2009 than at December 31, 2008, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable incurred losses present in the portfolio. This is based, in part, on additional collateral in the form of cash and real estate obtained during 2009. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth.  Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions.  (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) will be added to the Company’s watch list as well as loans which are criticized or classified by bank regulators or loan review auditors.  The majority of such watch list loans were originated as residential construction, commercial real estate or commercial and industrial loans.  In some cases, additional collateral in the form of commercial real estate was taken based on current valuations.  Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.

Watch list summary (1)
			Increase/
	September 30, 2009	December 31, 2008	(decrease)

Commercial and industrial loans:
Number	127	78	49
Aggregate value	$59 million	$25 million	$34 million

Commercial real estate loans:
Number	55	38	17
Aggregate value	$106 million	$63 million	$43 million

Residential real estate loans:
Number	10	5	5
Aggregate value	$1 million	less than $1 million	less than $1 million

All other loans:
Number	6	10	(4)
Aggregate value	less than $1 million	less than $1 million	less than $1 million

(1) Excluding loans held for sale.

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

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2009 and 2008 (unaudited)
(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$388,060	$4,146	4.24%	$391,064	$4,880	4.96%
Federal Home Loan Bank and other restricted stock	5,769	35	2.41	8,051	92	4.55
Interest-bearing deposits	10,677	3	0.11	3,271	13	1.58
Loans and leases (3)	1,121,278	15,409	5.45	1,086,993	16,805	6.15
Total interest-earning assets	1,525,784	$19,593	5.09%	1,489,379	$21,790	5.82%
Non-interest-earning assets	97,040			95,958
Total Assets	$1,622,824			$1,585,337

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$589,269	$1,145	0.77%	$503,892	$1,491	1.18%
Time deposits	439,151	2,073	1.87	456,092	3,488	3.04
Total savings and time deposits	1,028,420	3,218	1.24	959,984	4,979	2.06
Federal funds purchased	-	-	-	6,485	39	2.39
Other temporary borrowings	12,630	25	0.79	141,402	785	2.21
Senior unsecured debt	29,000	280	3.83	-	-	-
Subordinated notes	10,000	231	9.16	10,000	231	9.19
Junior subordinated debentures	20,620	213	4.10	20,620	316	6.10
Total interest-bearing liabilities	1,100,670	3,967	1.43	1,138,491	6,350	2.22
Demand deposits	354,341			320,464
Other liabilities	17,737			12,525
Total Liabilities	1,472,748			1,471,480
Stockholders' Equity	150,076			113,857
Total Liabilities and Stockholders' Equity	$1,622,824			$1,585,337
Net interest income/margin		15,626	4.06%		15,440	4.12%
Less tax-equivalent basis adjustment		(19)			(34)
Net interest income		$15,607			$15,406

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $9 and $8 in 2009 and 2008, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $10 and $26 in 2009 and 2008, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2009 and 2008 (unaudited)
(dollars in thousands)

	2009			2008
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
ASSETS:
Interest-earning assets:
Securities (2)	$391,486	$13,398	4.58%	$399,142	$14,789	4.95%
Federal Home Loan Bank and other restricted stock	5,734	74	1.73	8,111	413	6.80
Securities purchased under agreements to
resell	6,538	6	0.12	39,624	963	3.25
Interest-bearing deposits	18,122	24	0.18	3,249	57	2.34
Loans and leases (3)	1,118,428	45,080	5.39	1,072,644	53,450	6.66
Total interest-earning assets	1,540,308	$58,582	5.08%	1,522,770	$69,672	6.11%
Non-interest-earning assets	92,955			103,434
Total Assets	$1,633,263			$1,626,204

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Savings deposits	$596,774	$3,578	0.80%	$544,235	$6,179	1.52%
Time deposits	461,524	7,010	2.03	452,847	11,696	3.45
Total savings and time deposits	1,058,298	10,588	1.34	997,082	17,875	2.39
Federal funds purchased	300	1	0.45	7,741	161	2.78
Securities sold under agreements to
repurchase	1,154	4	0.46	-	-	-
Other temporary borrowings	15,681	84	0.72	141,607	2,772	2.61
Senior unsecured debt	19,546	563	3.85	-	-	-
Subordinated notes	10,000	693	9.27	10,000	694	9.27
Junior subordinated debentures	20,620	666	4.32	20,620	995	6.45
Total interest-bearing liabilities	1,125,599	12,599	1.50	1,177,050	22,497	2.55
Demand deposits	340,260			319,235
Other liabilities	16,622			14,975
Total Liabilities	1,482,481			1,511,260
Stockholders' Equity	150,782			114,944
Total Liabilities and Stockholders' Equity	$1,633,263			$1,626,204
Net interest income/margin		45,983	3.99%		47,175	4.14%
Less tax-equivalent basis adjustment		(77)			(151)
Net interest income		$45,906			$47,024

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $31 and $71 in 2009 and 2008, respectively.
(3) Interest on loans and leases includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $46 and $80 in 2009 and 2008, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES
September 30, 2009 versus December 31, 2008 and September 30, 2008
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	9/30/2009	12/31/2008	9/30/2008
Non-accrual Loans and Leases (1)	$25,354	$13,970	$13,985
Non-accrual Loans Held for Sale	9,302	2,102	500
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$34,656	$16,072	$14,485

Loans and Leases 90 Days or More Past Due and Still Accruing (1)	$7	$3	$-
Gross Loans and Leases Outstanding (1)	$1,108,195	$1,117,216	$1,096,300
Loans Held for Sale	$9,302	$5,322	$4,500

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES:
	Quarter Ended
	9/30/2009	12/31/2008	9/30/2008
Beginning Balance	$27,954	$14,573	$17,248
Provision	3,000	7,000	3,700
Net Charge-Offs	(1,553)	(2,905)	(6,375)
Ending Balance	$29,401	$18,668	$14,573

KEY RATIOS:
	Period Ended
	9/30/2009	12/31/2008	9/30/2008
Allowance as a % of Total Loans and Leases (1)	2.7%	1.7%	1.3%

Non-accrual Loans and Leases as a % of Total Loans and Leases	3.1%	1.4%	1.3%

Non-performing Assets as a % of Total Loans and Leases and OREO (2)	3.1%	1.4%	1.3%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and Leases (1)	116%	134%	104%

Allowance for Loan and Lease Losses as a % of Non-accrual Loans and
Leases, and Loans and Leases 90 days or More Past Due and Still Accruing (1)	116%	134%	104%

(1) Excluding loans held for sale.
(2) For purposes of calculating this ratio, non-performing assets excludes loans and leases 90 days or more past due and still accruing interest.

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

Interest Rate Risk – Interest rate risk is the potential adverse change to earnings or capital arising from movements in interest rates. This risk can be quantified by measuring the change in net interest margin relative to changes in market rates.  Reviewing re-pricing and cash flow characteristics of interest-earning assets and interest-bearing liabilities helps identify risk.  The Company’s ALCO sets forth policy guidelines that limit the level of interest rate risk within specified tolerance ranges. Management must determine the appropriate level of risk, under policy guidelines, which will enable the Company to achieve its performance objectives within the confines imposed by its business objectives and the external environment within which it operates.

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

As of September 30, 2009, the Company’s balance sheet is considered slightly asset sensitive.  This is evidenced by the increase in net interest income in a hypothetical rising rate scenario. This is due to the relative rate insensitivity of non-maturity deposits.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

September 30, 2009
Time Horizon	Down 100	Base Flat	Up 100	Up 200
Year One	-4.1%	0.0%	2.0%	2.4%
Year Two	-5.6%	0.1%	2.7%	3.1%

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

As of September 30, 2009, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of +200/-100 basis points is low.  The small changes in the percentage change in MVPE and the MVPE Ratio continue to be a result of the closely matched duration of assets and liabilities on the Bank’s balance sheet. The low volatility of MVPE is also attributable to the low interest rate environment at September 30, 2009 and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

September 30, 2009
	Down 100	Base Flat	Up 100	Up 200
% Change in MVPE (1)	0.7%	0.0%	-2.8%	-6.4%
MVPE Ratio	19.6%	19.7%	19.1%	18.3%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries.  These funds are used to service our debt as well as to pay expenses and dividends on our common stock.  Our non-consolidated interest expense on our debt obligations was $1.4 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Our non-consolidated operating expenses were $112 thousand and $19 thousand for the nine months ended September 30, 2009 and 2008, respectively.  State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of September 30, 2009, $2.1 million in dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business.  The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations.  In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value.  Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus.  As of September 30, 2009, a maximum of approximately $35 million was available to us from the Bank according to these limitations.  Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.  A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms.  We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

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

We continue to see loan delinquencies and charge-offs.  The Company’s non-performing loans totaled $35 million (which includes $9 million in loans held for sale which have been previously written down to their estimated fair value) at September 30, 2009 compared to $16 million (which includes $2 million in loans held for sale) at December 31, 2008.  Net loan charge-offs recorded for the first nine months of 2009 were $5.8 million and our provision for loan and lease losses for the first nine months of 2009 was $16.5 million.  The impact of the national and local economic recession along with any further deterioration could drive losses beyond that which is provided for in our allowance for loan losses and result in additional consequences, such as loan delinquencies, increased problem assets and foreclosures, declining demand for our products and services, decreased deposits and declining collateral value for our loans.

If our investment in the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the Federal Home Loan Bank of New York (“FHLB-NY”). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of September 30, 2009 was $4.6 million based on its par value. This amount fluctuates as a function of our FHLB-NY borrowings. There is no public market for our FHLB-NY common stock.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums have increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future and prepay insurance premiums. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment was $730 thousand. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.

In addition, the FDIC recently announced a proposed rule that would require insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009. We have estimated that the total prepaid assessments would be approximately $7.6 million, which would be recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, we would record an expense for our regular deposit assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

We participate in the TLGP for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon the holding companies of such depository institutions as well. The TLGP was scheduled to end December 31, 2009, but the FDIC extended the program to June 30, 2010. In announcing the extension, the FDIC indicated that it will charge a higher guarantee fee to banks that elect to participate in the extension to reflect each bank’s risk. We have elected to participate in the extension.

These changes may cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense in 2009 and in future periods. The prepayment of our FDIC assessments also may temporarily reduce our liquidity.

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

STATE BANCORP, INC.

10/28/09	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

10/28/09	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)