Form 10-K
period 2009-12-31
STATE BANCORP INC
filed 2010-03-12
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-14783
STATE BANCORP, INC.
(Exact name of registrant as specified in its charter)

New York	11-2846511

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Jericho Plaza, Jericho, NY	11753

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 465-2200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock ($0.01 par value)

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes     ☐                     No     ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     ☐                     No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.          Yes     ☒          No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes     ☐          No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☒     Non-accelerated filer     ☐     Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     ☐     No     ☒

As of June 30, 2009, there were 14,599,048 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by non-affiliates was approximately $94,779,000 as computed using the closing market price of the stock of $7.56 reported by the NASDAQ Global Market on June 30, 2009. The market value of shares held by Registrant’s directors, executive officers and Employee Stock Ownership and 401(k) plans have been excluded because they may be considered to be affiliates of the Registrant.

As of February 24, 2010, there were 16,346,922 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders to be held on April 27, 2010 and which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days from December 31, 2009 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

State Bancorp, Inc. (the “Company”), a one-bank holding company headquartered in Jericho, New York, was formed in 1985. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II (collectively called the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The Bank, emphasizing high-quality personal service, conducts a general banking business focused on the small to mid-sized businesses and municipal markets in Long Island and New York City. The income of the Company is primarily derived through the operations of the Bank and its subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), New Hyde Park Leasing Corp. and its subsidiary, P.W.B. Realty, L.L.C, and SB ORE Corp. The Company had 290 employees as of December 31, 2009.

The Bank serves its client base through seventeen branches in Nassau, Suffolk, Queens and Manhattan. The Bank offers a full range of banking services to our diverse client base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial mortgage loans, small business lines of credit, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial mortgage loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

At December 31, 2009, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion, and stockholders’ equity of approximately $149 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis. The Company operates in the banking industry and management considers the Company to be aggregated in one reportable operating segment.

Neither the Company nor any of its direct or indirect subsidiaries is dependent upon a single or very few clients. No material amount of deposits is obtained from a single depositor. The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its domestic customers.

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

Market Area and Competition

The Company considers its business to be highly competitive in its market areas. The Company has numerous competitors for its core niche of small business and middle market customers. The Company competes with local, regional and national depository financial institutions, including commercial banks, savings banks, insurance companies, credit unions and money market funds, and other businesses with respect to its lending services and in attracting deposits. The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than the Company. Some competitors have entered the marketplace through de novo banks, acquisitions and strategic alliances. Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan market. All of these institutions are our competitors to varying degrees.

The Company’s current market area, consisting primarily of Nassau and Suffolk Counties in New York and New York City, provides opportunity for growth in deposits and commercial lending. The Company believes that there is a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services. Many of these businesses have been displaced as a result of recent bank mergers in the area. Given the variety of financial products and services offered by the Company, its focus on client service, and its local management, the Company believes that it can well serve the growing needs of both new and existing clients in its current market areas.

Commercial and residential real estate values in our market appear to have stabilized at lower levels. Locally, however, properties are burdened by high maintenance costs including an ever increasing state and local tax burden. The national and local economies still remain fragile with low levels of economic activity and high unemployment rates. Business conditions remain subdued and that uncertainty is serving to limit both consumer and corporate spending. Accordingly, 2010 will be approached with a continued significant degree of caution as the Company expects that weakness will continue in the equity, credit and real estate markets. Although we, like many other financial service firms, continue to witness the unfolding of very difficult and challenging market conditions, the Company is diligently managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

Competitive Strengths

The Company believes that the following business strengths differentiate it from its peers:

•

Asset Quality. The Company’s successful execution of its decision to liquidate lower quality legacy loans, including a significant portion of its non-accrual loans, represents an important strategic step toward significantly reducing future balance sheet risk. By eliminating the multiple distractions, inherent costs and uncertainties that these lower quality loans were consistently demanding, the Company can effectively deploy the Bank’s ample resources to take advantage of other opportunities ahead, including organic franchise expansion and potential acquisitions. The year-end 2009 allowance for loan losses was at a level in excess of 2.6% of total loans and the amount of non-accrual loans has been significantly reduced. Non-accrual loans and leases declined by 81% to $7 million or 0.6% of loans and leases outstanding at December 31, 2009 versus $16 million or 1.4% of loans and leases outstanding at December 31, 2008 and $35 million or 3.1% of loans and leases outstanding at September 30, 2009. Total watch list loans at December 31, 2009 amounted to $143 million, an increase of $54 million from December 31, 2008. This increase was primarily comprised of $27 million of commercial and industrial loans and $24 million of commercial real estate loans.

•

Strong Net Interest Margin. For the years ended December 31, 2009 and December 31, 2008, the Company’s net interest margin was 4.03% and 4.12%, respectively. A 98 basis point reduction in the cost of interest-bearing liabilities was more than offset by the 110 basis point decline in the average rate earned on the Company’s loan portfolio during 2009. Our healthy 2009 fourth quarter net interest margin of 4.15% is a positive and tangible reflection of the Company’s continued ability to produce strong core net interest earnings, even in this very challenging interest rate environment.

•

One of the Largest Independent Commercial Banks Headquartered on Long Island. The Bank is one of the largest independent commercial banks headquartered on Long Island, with a network of branches stretching from central Suffolk County to midtown Manhattan. As an entrepreneurial and community-oriented bank, the Bank has the ability to render lending decisions quickly to clients and prospective borrowers.

•

Low - Cost Deposit Base. Core deposits, consisting of demand, savings and money market deposits,  increased to $995 million at December 31, 2009 versus $964 million at December 31, 2008. Core deposits represented 74% of total deposits at December 31, 2009 and 65% of total deposits at December 31, 2008. Demand deposits increased by 8% to $381 million at December 31, 2009 versus $352 million at the comparable 2008 date.

•

Strong Capital Base. In 2009, the Company enhanced its capital position by exchanging its 8.25% subordinated notes (due to mature in 2013) with an outstanding principal balance of $10 million for common equity in a privately negotiated transaction with four major institutional investors. The net effect of this exchange increased the Company’s tangible common equity by $11 million. The Company’s capital ratios exceeded all regulatory requirements at December 31, 2009. The Bank’s year-end 2009 capital ratios were in excess of the regulatory guidelines, as established by federal banking regulatory agencies, for a “well capitalized” institution, the highest regulatory capital category.

•

Strong Corporate Governance and Transparency. The Company is diligent in ensuring its business is conducted with the highest level of integrity and with full transparency. All employees, officers and directors of the Company are governed by a Code of Business Conduct and Ethics that requires them to conduct themselves in a professional, honest, and ethical manner, and to avoid conflicts of interest. Additionally, in 2009 the Company conducted a Special Stockholder Meeting that introduced proposals, ultimately approved by stockholders, which strengthened the Company’s corporate governance practices. These stockholder-friendly initiatives, including the elimination of the Company’s classified board structure to provide for the annual election of directors, increased the Company’s Corporate Governance Quotient (“CGQ”) to 98.1% in relation to other financial institutions as of February 1, 2010. The CGQ is a metric used by RiskMetrics Group (“RiskMetrics”) that rates publicly traded companies in terms of the quality of their corporate governance based upon a number of factors including board structure and composition, charter and bylaw provisions, executive and director compensation, audit issues and progressive practices such as board performance review. The CGQ is reported on a percentile basis ranging from zero to 100%. Starting in early March 2010, RiskMetrics will be replacing CGQ with a new measurement of governance risk - Governance Risk Indicators (“GRId”), which will grade companies in four discrete categories: board structure, compensation, shareholder rights and audit. At this time, we do not know what our GRId rating will be.

Lending

General

The Bank provides loans to small to moderate size and middle market borrowers and business entities diversified across industries. Loan types include business installment loans, commercial lines of credit and commercial mortgage loans. Loans are primarily categorized as commercial real estate (“CRE”), commercial & industrial (“C&I”) and small business loans. CRE loans consist of loans on multifamily, mixed use, retail, office and industrial property or construction loans. C&I loans consist of a broad range of loans to a wide variety of business clients for acquisition of equipment, machinery or leasehold improvements, short term or seasonal working capital needs, and business expansion. Small business loans are a subset of C&I loans where the origination amount is less than $1 million.

Structure

Lending officers are primarily responsible for loan origination, structure, document preparation, obtaining approval, and monitoring the relationship. Each lending officer reports to a team leader. The lenders are supported by a fully staffed, full service credit department of experienced credit analysts who prepare a full credit proposal including research on business and industry and the borrower’s financial condition.

CRE. There are currently four teams in the CRE division each headed by a team leader who reports directly to the Chief Lending Officer (“CLO”). All teams within the CRE department are CRE generalists and can originate any of the loans within the division.

C&I. The C&I division is divided into the middle market team, which originates loans over $1 million, and the small business team, which originates loans under $1 million. The C&I division is headed by the C&I team leader who reports to the CLO.

Small Business. The small business team is divided into two subdivisions headed by the small business manager - one subdivision originates loans from $250,000 to $1 million and the other originates loans under $250,000. The larger small business loans are individually account managed and relationship driven. The smaller loan subdivision has one account manager and utilizes a small business scoring system (“SBSS”) to assist in making decisions on small business loan applications. The small business manager reports to the C&I team leader.

Lending Authority

Authority for extending commercial credit is delegated by the Board of Directors to the President of the Bank, the management credit committee and to certain individuals as applicable. Each loan officer and team leader has lending authority depending on experience and title. Regardless of lending authority, all extensions of commercial credit, except deficit balances/uncollected funds, require the approval of at least two Bank officers with credit authority, one of whom must have the authority for the aggregate amount being approved All loans above a designated amount must be approved by the management credit committee, which is comprised of the President of the Bank, the Chief Lending Officer (“CLO”), the Chief Credit Officer (“CCO”) and a number of team leaders. Loans above the authority of the management credit committee and up to the Bank’s legal lending limit must be approved by the loan committee of the Board of Directors, which consists of three outside directors and the President of the Bank.

Administration

Loan administration focuses on credit support, control systems and other practices necessary to manage the outstanding credits. Credit administration for C&I loans provides for periodic reviews on all C&I credit facilities depending on length to maturity and aggregate balance. For CRE loans, on an ongoing basis, each loan file must contain current credit and financial information to properly monitor trends as well as the borrower’s ability to service the debt and the capacity to repay the loan. If the loan officer receives information that may negatively affect repayment of the loan, the loan officer must take appropriate measures, including for example, implementing a remedial action plan. Site inspections for CRE mortgages are performed periodically depending on loan balance and delinquency status.

Risk Management

Management’s goal is to have a balanced portfolio of loans. The allowable risk for the portfolio is determined by senior management through credit policies and annual business plans which are approved by the Board of Directors. The Bank will establish limits and monitor concentrations of risk as appropriate. A concentration of credit is the total of funded and unfunded loans, mortgages, lines of credit, etc., issued to borrowers sharing similar characteristics such as industry, collateral/security type, size, pricing, location and other items that might have a bearing on risk management. It is also the Bank’s policy to spread credit risk among a broad range of industries and/or industry sectors, and to monitor concentration on an ongoing basis.

Loan Workouts

The Bank has workout specialists who are directly responsible for managing loans that are unable to meet the required debt service or where borrowers are experiencing other financial difficulties due to issues such as economic conditions resulting in reduced cash flow or vacancies in rental properties. The workout specialists work in an independent environment so that a true evaluation as to the severity of the problem can be assessed. Such specialists will work with the borrower to rectify the problem, monitor the credit as needed and, if necessary, restructure the loan. If there are signs of further deterioration in the credit, the workout specialist will search for additional collateral to improve the Bank’s position while the credit is weak. The workout specialists will also assess the financial situation of the borrower on a long term basis, and when appropriate may market the loan for sale to an investor or commence litigation. All workout loans are approved by the President, CLO, CCO, management credit committee or the loan committee of the Board of Directors.

Deposits

The Bank offers a variety of deposit products ranging in maturity from demand accounts to certificates of deposits of up to five years. Our principal products include checking accounts, money market accounts, savings accounts, escrow services and interest on lawyer (“IOLA”) accounts, time deposit accounts and IRA accounts. The Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional associations, municipalities and consumers. Deposits are generally derived from customers within our primary marketplace. To the lesser extent, we also utilize the Certificate of Deposit Account Registry Service and brokered certificates of deposits, pursuant to authorization limits, as a source of funding and to manage interest rate risk. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit.

Subject to the guidelines of our Asset/Liability Committee of the Board of Directors (“ALCO”) , we set deposit rates to remain generally competitive with other financial institutions in our market, although we do not generally seek to match the highest rates paid by competing institutions. We have established a process to review interest rates on all deposit products and, based upon this process, update our deposit rates weekly.

In addition to its loan and deposit products, the Bank offers other services to its customers including the following:

•	Automated Clearing House (ACH) transactions
•	Account Reconciliation Services
•	ATM Banking
•	Municipal Deposits
•	Night Depository Services
•	Non-Deposit Investment Products

•	Bank by Mail
•	Cash Management Services
•	Collection Services
•	Controlled Disbursement Accounts
•	Drive-Through Banking
•	Gift Checks and Personal Money Orders
•	Internet PC Banking and Bill Payment
•	Lock Box Services
•	Merchant Credit Card Depository Services
•	Payroll Services
•	Remote Deposit
•	Safe Deposit Boxes
•	Signature Guarantee Services
•	Travelers Checks
•	U.S. Savings Bonds
•	Wire Transfers
•	Withholding Tax Depository Services

The Bank’s branches are open up to 55 hours per week and our online and telephone banking system is available 24 hours a day. We also offer deposit pick up services for certain business customers. We have 14 automated teller machines or ATMs, at various locations, which generate activity fees based on use by other banks’ customers.

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

In addition, the FRB has established minimum guidelines for the “leverage ratio” of Tier I capital to average total assets for bank holding companies and banks. The FRB’s guidelines provide for a minimum leverage ratio of 3% for bank holding companies and banks that meet certain specified criteria, including those having the highest supervisory rating. All other banking organizations are required to maintain a leverage ratio of at least 4%. At December 31, 2009, the FRB had not advised the Company of any specific minimum leverage ratio applicable to it.

The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

At December 31, 2009, the Bank’s Tier I leverage ratio was 8.46% while its risk-based capital ratios were 10.98% for Tier I capital and 12.24% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution. At December 31, 2009, the Company’s Tier I leverage ratio was 8.68% and its risk-based capital ratios were 11.26% and 12.52% for Tier I capital and total capital, respectively. The Company’s ratios exceed the minimum regulatory guidelines.

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

Deposit Insurance

The FDIC merged the Savings Association Insurance Fund and the Bank Insurance Fund to create the DIF on March 31, 2006. The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. Base assessment rates range from two to four basis points for Risk Category I institutions and are seven basis points for Risk Category II institutions, twenty-five basis points for Risk Category III institutions and forty basis points for Risk Category IV institutions. For institutions within Risk Category I, assessment rates generally depend upon Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to market risk, or CAMELS component ratings, and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. Effective January 1, 2007, the FDIC set the assessment rates at three basis points above the base rates. Assessment rates, therefore, currently range from five to forty-three basis points of deposits. The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. For 2009, the Bank had an assessment rate of 12.54 basis points and a total expense of $3.5 million, which includes $730 thousand for the special assessment discussed below, for the assessment for deposit insurance and the FICO payments. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.

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

Interim assessment rates ranging from 12 to 50 basis points took effect January 1, 2009. For the first quarter of 2009 only, the FDIC raised the prior rates uniformly by seven basis points. On February 27, 2009, the FDIC adopted a final rule which took effect on April 1, 2009. Under the final rule, the initial base assessment rates will range from 12 to 45 basis points and the total base assessment rates will range from seven to 77.5 basis points. To determine initial base assessment rates, the FDIC will: (1) introduce a new financial ratio into the financial ratios method applicable to most Risk Category I institutions to include brokered deposits above a threshold that are used to fund rapid asset growth; (2) for a large Risk Category I institution with long-term debt issuer ratings, combine weighted average CAMELS component ratings, the debt issuer ratings, and the financial ratios method assessment rate; and (3) use a new uniform amount and pricing multipliers for each method. The final rule also provides for three adjustments that could be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount.

On May 22, 2009, the FDIC adopted the final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment, collected on September 30, 2009, totaled $730 thousand for the Bank. The final rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance. The FDIC did not impose another special assessment in the fourth quarter of 2009.

On November 12, 2009, the FDIC adopted the final rule regarding prepaid assessments. The final rule requires insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the Bank’s regular quarterly insurance assessment for the third quarter of 2009. For purposes of estimating an institution’s assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, and calculating the amount the Bank prepaid on December 20, 2009, the Bank’s assessment rate was its total base assessment rate in effect on September 30, 2009. On September 29, 2009, the FDIC increased annual assessment rates by 3 basis points beginning in 2011. The Bank’s quarterly risk-based insurance assessments will be paid from the amount the Bank has prepaid until that amount is exhausted or until the prepayment is returned, whichever comes first. Prepaid assessments may only be used to offset regular quarterly risk-based deposit insurance assessments.

The FDIC will begin to offset prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. The FDIC will refund any unused assessments after collection of the amount due on June 30, 2013. Requiring prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter.

The prepayment of FDIC assessments primarily impacts the Bank’s liquidity. As the prepaid assessments merely represent the prepayment of future expense, they do not affect a Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

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

Community Reinvestment Act

Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the FDIC (or other appropriate bank regulatory agency) is required, in connection with its examination of a bank, to assess such bank’s record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any bank that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application. The Banking Law contains provisions similar to the CRA which are applicable to New York State chartered banks. The Bank has consistently received “satisfactory” ratings from its regulatory CRA exams.

Dividend Limitations

The Company has two primary sources of funds: proceeds from its Dividend Reinvestment and Stock Purchase Plan (the “DRP”) and dividends from the Bank. Certain regulatory agencies impose limitations on the declaration of dividends by the Bank. As the Company issued preferred stock and a warrant to purchase common stock to the Treasury under the CPP, the Treasury’s consent is required for any increase in common stock dividends that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011. The Company’s last quarterly cash dividend declared prior to October 14, 2008, was the $0.10 per common share declared on July 29, 2008.

Anti-Money Laundering and the USA PATRIOT Act

The Company is subject to federal regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act amended the Bank Secrecy Act and gave the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and other anti-money laundering and anti-terrorist financing requirements. The USA PATRIOT Act and the Bank Secrecy Act and implementing regulations impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money service businesses and others.

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

The Treasury announced the CPP to strengthen the capital and liquidity positions of healthy institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. Under the CPP, qualifying financial institutions are able to sell senior preferred shares to the Treasury, which will qualify as Tier 1 capital for regulatory capital purposes. The minimum amount of preferred shares that may be issued is equal to 1% of the institution’s risk-weighted assets, and the maximum amount that may be issued is the lesser of $25 billion and 3% of the institution’s risk-weighted assets. If an institution participates in the program, the Treasury would also receive a warrant to purchase the institution’s common stock with an aggregate market value equal to 15% of the senior preferred investment. The staffs of both the SEC and the Financial Accounting Standards Board (“FASB”) have indicated that they would not object if such warrants were to be classified as permanent equity under applicable GAAP, provided that certain conditions are met. In addition, an institution would be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. After carefully examining this program, including whether there are appropriate lending opportunities for the deployment of this additional capital, management of the Company chose to participate in the program and subsequently received a capital infusion of $37 million under the terms of this program.

The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000. The unlimited coverage was to be in effect through December 31, 2009. Effective October 1, 2009, a final rule adopted by the FDIC extends the TLGP for six months to June 30, 2010. In announcing the extension, the FDIC indicated that it will charge a higher guarantee fee to banks that elect to participate in the extension to reflect each bank’s risk. We have elected to participate in the extension. Management anticipates that the cost of continuing to participate in the TLGP will be immaterial to the Company’s financial statements. The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012. The FDIC guarantee will be in effect through the March 2012 maturity date.

The TLGP was due to expire in June of 2009, however, in an effort to further strengthen the financial system and U.S. economy, the FDIC announced on January 16, 2009, that it would propose rule changes to the TLGP to extend the maturity of the guarantee under the Debt Guarantee Program from three to up to 10 years where the debt is supported by collateral and the issuance supports new consumer lending. On February 10, 2009 the FDIC announced its intention to extend the TLGP through October 2009 for an additional premium. On February

27, 2009, the Board of the FDIC voted to modify the debt guarantee component of the TLGP to allow participating entities, with the FDIC’s permission, to issue mandatory convertible debt. Such change provides institutions with additional options for raising capital and reducing the concentration of FDIC-guaranteed debt maturing in mid-2012.

Pursuant to the EESA, on October 9, 2008, the Federal Reserve Banks began to pay interest on depository institutions’ required and excess reserve balances. The interest rate paid on required and excess reserve balances is currently 0.25%. Paying interest on required reserve balances should essentially eliminate the opportunity cost of holding required reserves, promoting efficiency in the banking sector. The payment of interest on excess reserves will permit the Federal Reserve to expand its balance sheet as necessary to provide the liquidity needed to support financial stability.

The U.S. Government is currently reviewing a plan for regulatory reform that would consolidate bank regulators, create new government agencies and give new powers to the Federal Reserve. Specific proposals include, among other things, the creation of a new national bank supervisor to regulate all federally chartered depository institutions, giving the Federal Reserve the power to regulate systemic risk to the nation’s financial stability and the creation of a Consumer Financial Protection Agency to regulate consumer financial products. The Company will continue to monitor the progress of these proposals and their possible effect on the Company. The exact requirements and timing of any final legislation cannot be determined at this time. Therefore, we cannot assure you that any final legislation will not have a material effect on our operations.

Various other legislative initiatives are from time to time introduced in Congress, and various regulatory initiatives are from time to time introduced, that would apply to the Company. The Company cannot determine the ultimate effect that any such potential legislation or regulations, if adopted, would have upon its financial condition or operations.

Interagency Guidance on Concentrations in Commercial Real Estate Lending

In December 2006, the FRB, the Office of the Comptroller of the Currency (“OCC”) and the FDIC adopted guidance entitled “Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices” (“CRE Guidance”) to address concentrations of commercial real estate loans in financial institutions. Although the CRE Guidance does not establish specific commercial real estate lending limits, the FRB, OCC and FDIC use the following criteria to evaluate whether an institution has a commercial real estate concentration risk. An institution may be identified for further supervisory analysis if it has experienced rapid growth in commercial real estate lending or has notable exposure to a specific type of commercial real estate. An institution may also be subject to further supervisory analysis if its total reported loans for construction, land development and other land represent 100 percent or more of that institution’s total capital, or if the institution’s total commercial real estate loans represent 300 percent or more of its total capital and the outstanding balance of its commercial real estate portfolio has increased by 50 percent or more during the prior 36 months. The CRE Guidance applies to financial institutions with an accumulation of credit concentration exposures and asks that the associations quantify the additional risk such exposures may pose. Such quantification should include the stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital.

Statement of Subprime Mortgage Lending

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

Interagency Policy Statement Regarding Commercial Real Estate Loan Workouts

On October 30, 2009, the FRB and other federal bank regulatory agencies adopted a policy statement supporting prudent CRE loan workouts (the “Policy Statement”). The Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities.

Interest Rate Risk Management Advisory

In January 2010, the FRB and other federal bank regulatory agencies released an Advisory on Interest Rate Risk Management (the “IRR Advisory”) to remind institutions of the supervisory expectations regarding sound practices for managing IRR. While some degree of IRR is inherent in the business of banking, the agencies expect institutions to have sound risk management practices in place to measure, monitor and control IRR exposures, and IRR management should be an integral component of an institution’s risk management infrastructure. The agencies expect all institutions to manage their IRR exposures using processes and systems commensurate with their earnings and capital levels, complexity, business model, risk profile and scope of operations, and the IRR Advisory reiterates the importance of effective corporate governance, policies and procedures, risk measuring and monitoring systems, stress testing, and internal controls related to the IRR exposures of institutions.

The IRR Advisory encourages institutions to use a variety of techniques to measure IRR exposure which includes simple maturity gap analysis, income measurement and valuation measurement for assessing the impact of changes in market rates as well as simulation modeling to measure IRR exposure. Institutions are encouraged to use the full complement of analytical capabilities of their IRR simulation models. The IRR Advisory also reminds institutions that stress testing, which includes both scenario and sensitivity analysis, is an integral component of IRR management. The IRR Advisory indicates that institutions should regularly assess IRR exposures beyond typical industry conventions, including changes in rates of greater magnitude (e.g., up and down 300 and 400 basis points as compared to up and down 200 basis points which is the general practice) across different tenors to reflect changing slopes and twists of the yield curve.

The IRR Advisory emphasizes that effective IRR management not only involves the identification and measurement of IRR, but also provides for appropriate actions to control this risk. The adequacy and effectiveness of an institution’s IRR management process and the level of its IRR exposure are critical factors in the agencies’ evaluation of an institution’s sensitivity to changes in interest rates and capital adequacy.

Federal Securities Laws

The Company’s securities are registered with the SEC under the Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

New York Business Corporation Law

The Company is incorporated under the laws of the State of New York, and is therefore subject to regulation by the State of New York. In addition, the rights of the Company’s stockholders are governed by the New York Business Corporation Law.

Government Monetary Policies and Economic Control

The earnings of the Company and the Bank are affected by the policies of regulatory authorities including the FRB and the FDIC. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement these objectives are open market operations in U.S. Government securities, changes in reserve requirements against member bank deposits, purchases of U.S. Government and agency securities, purchases of mortgage-backed securities and changes in the federal funds and discount rates. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may also affect interest rates charged on loans or paid for deposits. Changes in government monetary policies and economic controls could have a material effect on the business of the Bank.

Statistical Information

Statistical information is furnished pursuant to the requirements of Guide 3 (Statistical Disclosure by Bank Holding Companies) promulgated under the Exchange Act.

Investment Portfolio

The following table presents the amortized cost and estimated fair value of available for sale securities held by the Company for each period (in thousands):

At December 31,	2009		2008		2007

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities available for sale:
Obligations of states and political subdivisions	$12,446	$12,421	$5,327	$5,360	$18,140	$18,095
Mortgage-backed securities and collateralized mortgage obligations - residential
FHLMC	173,325	179,702	229,014	233,358	135,674	136,773
FNMA	148,304	152,469	126,283	128,459	72,766	72,810
GNMA	48,684	48,483	15,855	15,963	7,362	7,337
Other	—	—	—	—	1,214	1,180
Government Agency securities	22,772	22,910	22,539	23,374	149,639	150,534
Collateralized debt obligations	—	—	5,865	5,865	12,077	11,500

Total securities available for sale	$405,531	$415,985	$404,883	$412,379	$396,872	$398,229

The following table presents the expected maturity distribution and the weighted-average yield of the Company’s investment portfolio (all of which are available for sale) at December 31, 2009 (dollars in thousands). The yield information does not give effect to changes in estimated fair value of investments available for sale that are reflected as a component of stockholders’ equity.

	Maturing

	Within One Year		After One but Within Five Years		After Five but Within Ten Years

	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Securities available for sale:
Obligations of states and political subdivisions	$—	—%	$9,510	2.66%	$2,911	4.28%
Mortgage-backed securities and collateralized mortgage obligations - residential (2)
FHLMC	11,439	4.11	129,177	5.39	39,086	5.99
FNMA	50,632	2.97	69,311	5.18	32,526	5.43
GNMA	—	—	40,353	3.99	8,130	4.66
Government Agency securities (3)	17,199	4.07	5,711	2.00	—	—

Total securities available for sale	$79,270	3.37%	$254,062	4.93%	$82,653	5.58%

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

Loan and Lease Portfolio

The following table categorizes the Company’s loan and lease portfolio for each period (in thousands):

At December 31,	2009	2008	2007	2006	2005

Commercial and industrial	$348,546	$398,182	$322,575	$297,256	$297,887
Real estate - commercial mortgage	563,223	482,188	383,960	392,454	344,465
Real estate - residential mortgage	95,668	104,280	102,468	105,476	101,539
Real estate - commercial construction	56,915	64,465	50,483	25,207	27,491
Real estate - residential construction	25,740	56,004	95,002	80,513	51,709
Lease receivables	—	—	66,476	62,649	49,151
Loans to individuals	4,667	5,620	11,724	11,315	9,401
Tax-exempt and other	2,876	6,478	8,321	8,855	10,379

Loans and leases - net of unearned income	$1,097,635	$1,117,217	$1,041,009	$983,725	$892,022

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2009 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total

Commercial and industrial	$212,955	$109,706	$25,885	$348,546
Real estate - commercial construction	49,014	7,901	—	56,915
Real estate - residential construction	22,990	2,750	—	25,740

Total	$284,959	$120,357	$25,885	$431,201

Loans maturing after one year with:
Fixed interest rate		$68,540	$2,216	$70,756
Variable interest rate		$51,817	$23,669	$75,486

The following table presents the Company’s non-accrual, past due and restructured loans and leases for each period (in thousands):

December 31,	2009	2008	2007	2006	2005

Non-accrual loans and leases	$6,733	$16,072	$5,792	$2,177	$3,069
Loans and leases 90 days or more past due and still accruing interest	$3,800	$3	$28	$13	$281
Interest income on non-accrual and restructured loans and leases which would have been recorded under original loan or lease terms	$735	$951	$459	$78	$(5)
Interest income on non-accrual and restructured loans and leases recorded during the period	$6	$68	$19	$117	$122

The Bank generally discontinues the accrual of interest on loans and leases whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due. At December 31, 2009, there was $3.8 million in loans and leases 90 days or more past due and still accruing interest comprised of a non-criticized real estate credit that was past due as to principal but not interest and was due to close with an improved collateral position on this credit before December 31, 2009. Due to unforeseen circumstances, the closing did not occur until January 5, 2010. All interest was current at December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses.”

Summary of Loan and Lease Loss Experience

The determination of the balance of the allowance for loan and lease losses is based upon a review and analysis of the Company’s loan and lease portfolio. Management’s review includes monthly analyses of past due and non-accrual loans and leases and detailed, periodic loan-by-loan or lease-by-lease analyses.

Based on current economic conditions, management has determined that the current level of the allowance for loan and lease losses appears to be adequate at December 31, 2009 in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience and local economic conditions.

The following table presents an analysis of the Company’s allowance for loan and lease losses for each period (dollars in thousands):

	2009	2008	2007	2006	2005

Balance, January 1	$18,668	$14,705	$16,412	$15,717	$12,020

Adjustment due to sale of SB Equipment assets	—	(2,002)	—	—	—

Charge-offs:
Commercial and industrial	6,149	3,078	3,129	773	505
Real estate - commercial mortgage	8,535	3,403	2,965	—	—
Real estate - residential mortgage	1,277	202	—	—	—
Real estate - commercial construction	1,555	—	—	—	—
Real estate - residential construction	12,515	3,786	—	—	—
Lease receivables	—	1,093	404	1,382	280
Loans to individuals	118	27	57	18	13

Total charge-offs	30,149	11,589	6,555	2,173	798

Recoveries:
Commercial and industrial	260	256	158	343	816
Real estate - commercial mortgage	400	—	—	—	—
Real estate - residential mortgage	—	—	—	12	16
Real estate - residential construction	3	—	—	—	—
Lease receivables	—	37	220	13	10
Loans to individuals	29	35	6	10	3

Total recoveries	692	328	384	378	845

Net charge-offs (recoveries)	29,457	11,261	6,171	1,795	(47)

Provision charged to income	39,500	17,226	4,464	2,490	3,650

Balance, December 31	$28,711	$18,668	$14,705	$16,412	$15,717

Ratio of net charge-offs (recoveries) during the period to average loans and leases outstanding during the period	2.64%	1.04%	0.61%	0.19%	(0.01)%

The following table presents the allocation of the Company’s allowance for loan and lease losses at December 31 for each period (dollars in thousands):

	2009	Percent of Loans and Leases to Total Loans and Leases	2008	Percent of Loans and Leases to Total Loans and Leases	2007	Percent of Loans and Leases to Total Loans and Leases	2006	Percent of Loans and Leases to Total Loans and Leases	2005	Percent of Loan sand Leases to Total Loans and Leases

Commercial and industrial	$9,922	31.7%	$4,990	35.5%	$5,000	31.1%	$7,965	30.2%	$6,929	33.4%
Real estate - commercial mortgage (1)	10,875	51.3	5,319	43.2	5,000	36.9	5,357	50.6	4,733	50.0
Real estate - residential mortgage (1)	1,171	8.7	760	9.3	225	9.8	—	—	—	—
Real estate - commercial construction (2)	3,662	5.2	2,038	5.7	318	4.8	577	10.7	542	8.9
Real estate - residential construction (2)	1,123	2.4	2,697	5.2	1,200	9.1	—	—	—	—
Lease receivables	—	—	—	—	1,547	6.4	1,072	6.4	1,578	5.5
Loans to individuals	136	0.4	71	0.5	134	1.1	73	1.2	77	1.1
Tax-exempt and other	15	0.3	27	0.6	31	0.8	34	0.9	47	1.1
Unallocated	1,807	—	2,766	—	1,250	—	1,334	—	1,811	—

Total	$28,711	100.0%	$18,668	100.0%	$14,705	100.0%	$16,412	100.0%	$15,717	100.0%

(1)   Prior to 2007, no breakdown between commercial and residential mortgage was available. Thus, all such real estate - mortgage amounts are included in real estate - commercial mortgage.

(2)   Prior to 2007, no breakdown between commercial and residential construction was available. Thus, all such real estate - construction amounts are included in real estate - commercial construction.

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2009		2008		2007

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$350,979	—	$320,830	—	$319,655	—
Interest -bearing transaction accounts	221,325	0.43%	195,119	1.14%	219,423	2.83%
Money market deposit accounts	111,730	0.87	130,012	1.75	162,252	3.74
Savings deposits	267,040	1.01	235,484	1.45	238,379	2.61
Time certificates of deposit of $100,000 or more	229,613	1.68	229,190	2.98	226,953	4.84
Other time deposits	214,593	2.26	242,880	3.54	258,547	4.95

Total	$1,395,280	0.96%	$1,353,515	1.72%	$1,425,209	2.96%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2009 (in thousands):

3 months or less	$160,791
Over 3 months through 6 months	14,408
Over 6 months through 12 months	8,227
Over 12 months	5,262

Total	$188,688

Short-Term Borrowings

The following information is provided on the Bank’s short-term borrowings for each period (dollars in thousands):

	2009	2008	2007

Balance, December 31 -
Securities sold under agreements to repurchase	$3,000	$3,000	—
Federal funds purchased	—	—	—
Federal Home Loan Bank advances	$45,000	—	$139,000

Weighted-average interest rate on balance, December 31 -
Securities sold under agreements to repurchase	1.88%	1.88%	—
Federal funds purchased	—	—	—
Federal Home Loan Bank advances	0.32%	—	4.43%

Maximum outstanding at any month end -
Securities sold under agreements to repurchase	$3,000	$3,000	—
Federal funds purchased	$15,000	$35,000	$22,500
Federal Home Loan Bank advances	$60,000	$203,000	$222,000

Average daily amount outstanding -
Securities sold under agreements to repurchase	$3,863	$2,008	—
Federal funds purchased	$225	$6,129	$7,196
Federal Home Loan Bank advances	$12,805	$110,915	$103,093

Weighted-average interest rate on average daily amount outstanding -
Securities sold under agreements to repurchase	1.55%	1.88%	—
Federal funds purchased	0.44%	2.72%	5.31%
Federal Home Loan Bank advances	0.43%	2.52%	5.13%

ITEM 1A.	RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries. These funds are used to service our debt as well as to pay expenses and dividends on our common and preferred stock. Our non-consolidated interest expense on our debt obligations was $1.7 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. Our non-consolidated operating expenses were $915 thousand and $31 thousand for the years ended December 31, 2009 and 2008, respectively. Our cash dividends paid on common stock were $2.9 million and $7.1 million for the years ended December 31, 2009 and 2008, respectively. Our cash dividends paid on preferred stock were $1.7 million for the year ended December 31, 2009. No cash dividends on preferred stock were paid in 2008. State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations. In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value. Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus. As of December 31, 2009, a maximum of approximately $33 million was available to us from the Bank according to these limitations. Moreover, loans and extensions of credit to affiliates generally are required to be secured by specified amounts of collateral. A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms. We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Our other primary source of funding is our DRP, which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Shares are purchased at up to a 15% discount from the current market price under both the dividend reinvestment option and with optional cash payments. No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

Commercial real estate and commercial business loans expose us to increased lending risks.

CRE and C&I loans comprise the majority of our loan portfolio. At December 31, 2009, our portfolio of CRE loans totaled approximately $563 million and our commercial and industrial loans amounted to approximately $349 million of total loans of $1.1 billion. At December 31, 2009 CRE and commercial and industrial loans on our watch list increased $24 million and $27 million, respectively, from the December 31, 2008 amounts. Commercial loans generally expose a lender to greater risk of non-payment and loss than non-commercial loans because repayment of commercial loans often depends on the successful operation and cash flow of the borrowers. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to non-commercial loans. Consequently, an adverse development with respect to a CRE loan or commercial business loan can expose us to a significantly greater risk of loss compared to an adverse development with respect to a non-commercial loan. CRE loans may present special lending risks and may expose lenders to unanticipated earnings and capital volatility due to adverse changes in the general commercial real estate market.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

As a result of our geographic concentration in the New York metropolitan area, our results of operations largely depend upon economic conditions in this region.

We are operating in a challenging and uncertain economic environment, globally, nationally and locally. Financial institutions continue to be affected by declines in the real estate and financial markets. Decreases in real estate values have negatively affected the value of property used as collateral for our loans. Adverse changes in the economy have affected and may continue to affect the ability of our borrowers to make timely repayments of their loans, which would have a negative impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our earnings capacity may decline because our investment alternatives may earn less income for us than real estate loans.

The Company’s non-performing loans totaled $7 million (which includes $1 million in loans held for sale which have been previously written down to their estimated fair value) at December 31, 2009. If the sale of lower quality loans in the fourth quarter of 2009 had not occurred, our non-performing loans at December 31, 2009 would have been at a level similar to our non-performing loans of $35 million at September 30, 2009. Net loan charge-offs recorded in 2009 were $29.5 million and our provision for loan and lease losses for 2009 was $39.5 million. The impact of the national and local economic recession along with any further economic deterioration could drive losses beyond that which is provided for in our allowance for loan losses and result in additional consequences, such as loan delinquencies, increased problem assets and foreclosures, declining demand for our products and services, decreased deposits and declining collateral value for our loans.

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

Funding costs may rise due to competitive pricing pressures and volatility in the credit and money markets. Rates are at historic lows at this time and it would appear from their comments that Federal Reserve policy makers are prepared to keep the fed funds rate low until well past such time as the economy shows evidence of sustainable recovery. In the near term the risks from inflationary pressure due to an increase in economic activity appear limited. Consequently, while inflation remains a matter of concern, those risks appear to be more visible in the intermediate 3-5 year timeframe. As the Federal Reserve begins to remove many of the extraordinary measures put in place during the last year, credit spreads may begin to widen, which may affect the cost that the Bank must bear to borrow funds.

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

We expect to face increased regulation and supervision of our industry as a result of the financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

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

FDIC insurance premiums increased substantially in 2009 including the prepayment of the Bank’s FDIC premium through the fourth quarter of 2012. The amount of this prepayment was $8.0 million, which was recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, we are recording an expense for our regular deposit assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment was $730 thousand. Additional special assessments may be imposed by the FDIC in the future at the same or higher levels. We may also have to pay significantly higher FDIC premiums and prepay additional insurance premiums in the future.

We participate in the TLGP for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP noninterest-bearing transaction account guarantee program will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon the holding companies of such depository institutions as well. The TLGP was scheduled to end December 31, 2009, but the FDIC extended the program to June 30, 2010. In announcing the extension, the FDIC indicated that it will charge a higher guarantee fee to banks that elect to participate in the extension to reflect each bank’s risk. Specifically, beginning on January 1, 2010, a participating entity that does not opt out of the program must pay quarterly an annualized fee in accordance with the respective risk category rating. This fee is either 15 basis points, 20 basis points or 25 basis points for balances that exceed the deposit insurance limit of $250,000. We have elected to participate in the extension.

These changes may cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense in future periods. The prepayment of our FDIC assessments may also temporarily reduce our liquidity.

As a participant in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

As a participant in the CPP, our ability to declare or pay dividends on any of our shares will be limited. Specifically, we will not be able to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, we will not be permitted to increase dividends on our common stock to a level that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, without the Treasury’s approval until the third anniversary of the investment unless the senior preferred stock issued to the Treasury has been redeemed or transferred. In addition, our ability to repurchase our shares will be restricted. Treasury consent generally will be required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the senior preferred dividends to the Treasury.

As a participant in the program, we must also adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. For this purpose, a warrant to purchase common stock is not considered equity. These standards would generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs in future periods. In conjunction with the purchase of our senior preferred shares, the Treasury received a warrant to purchase our common stock with an aggregate market value equal to 15% of the senior preferred investment, or $5,526,300. The warrant was immediately exercisable and has a term of 10 years.

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

We own common stock of the FHLB-NY to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2009 was $4 million based on its par value. This amount fluctuates as a function of our FHLB-NY borrowings. There is no public market for our FHLB-NY common stock.

Certain member banks of the Federal Home Loan Bank System, including the FHLB-NY, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of an impairment charge.

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

The banking industry continues to undergo rapid technological change with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

We experienced a net loss for the fourth quarter of 2009, resulting in a net loss for the year ended December 31, 2009, and we can provide no assurance that additional losses will not be realized in future periods.

We recorded a net loss of $12.7 million in the fourth quarter of 2009 versus a net loss of $4.1 million in the comparable 2008 period, which resulted in a net loss of $14.8 million for the year ended December 31, 2009. The 2009 net loss resulted from several factors, most notably increases in the total operating expenses and the provision for loan and lease losses, which resulted from the sale of non-performing and classified credits coupled with internal risk rating downgrades of several large commercial loan relationships. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations and Financial Condition.”

Although we believe we have identified and reduced future balance sheet risk by liquidating lower quality legacy loans, there can be no assurance that there are no additional weaknesses in our loan portfolio, which could result in further losses.

If the actual amount of future taxable income is less than what we are currently projecting, it may be necessary to record a valuation allowance for our deferred tax asset in a future period.

On a quarterly basis, management determines whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. A valuation allowance is established when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. In arriving at the conclusion that a valuation allowance was not necessary at December 31, 2009 management considered the Company’s three year cumulative earnings history for 2007 through 2009 on both an unadjusted basis and after adjustment for unusual items of income or expense that are not expected to recur. Management also considered projections of future levels of taxable income. The valuation allowance estimate is highly dependent on projections of future levels of taxable income. Should the actual amount of taxable income be less than what has been projected, it may be necessary to record a valuation allowance in a future period.

The Company’s future growth and liquidity needs may require the Company to raise additional capital in the future, but that capital may not be available when it is needed or may be available at an excessive cost.

The Company is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. However, we cannot assure you that regulatory reform will not result in higher capital requirements across the banking industry.

On December 5, 2008, the Company issued $36.8 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”) and a warrant (“Warrant”) to purchase 465,569 million shares of the Company’s common stock to the Treasury. The Company may at some point choose to raise additional capital to support its continued growth or to redeem the preferred stock issued under the Treasury’s CPP. In addition, there may be increasing market, regulatory or political pressure on the Company to raise capital to redeem the preferred stock issued under the CPP.

The Company’s ability to raise additional capital will depend, in part, on conditions in the capital markets at that time, which are outside of the Company’s control. Accordingly, the Company may be unable to raise additional capital, if and when needed, on terms acceptable to the Company, or at all. If the Company cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In addition, if the Company is unable to raise additional capital to redeem the Series A Preferred Stock, the Company will continue to be subject to certain restrictions described in the risk factor “As a participant in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.”

In addition, any future issuances of equity securities could dilute the interests of existing shareholders and could cause a decline in the Company’s stock price.

The adoption of proposed regulatory reform legislation may have a material effect on our operations.

On December 11, 2009, the House of Representatives passed the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency (“CFPA”). The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. Similar legislation is being currently considered by the Senate’s Banking Committee. The exact requirements and timing of any final legislation cannot be determined at this time. Therefore, we cannot assure you that any final legislation will not have a material effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company’s banking activities at December 31, 2009:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms

Main Office:
Two Jericho Plaza Jericho, NY	Leased	3/31/2012	None

Nassau County Branch Offices:
699 Hillside Avenue New Hyde Park, NY	Building owned, land leased	3/27/2019	None

222 Old Country Road Mineola, NY	Leased	11/30/2020	Two five-year renewal options

339 Nassau Boulevard Garden City South, NY	Owned	N/A	N/A

501 North Broadway Jericho, NY	Leased	10/31/2011	Two twelve-year renewal options

135 South Street Oyster Bay, NY	Owned	N/A	N/A

2 Lincoln Avenue Rockville Centre, NY	Leased	5/31/2012	None

960 Port Washington Boulevard Port Washington, NY	Leased	4/24/2012	Four five-year renewal options

1055 Old Country Road Westbury, NY	Leased	6/30/2015	Two five-year renewal options

Suffolk County Branch Offices:
27 Smith Street Farmingdale, NY	Leased	10/31/2012	One five-year renewal option

740 Veterans Memorial Highway Hauppauge, NY	Leased	6/30/2015	One ten-year renewal option

580 East Jericho Turnpike Huntington Station, NY	Leased	12/31/2018	None

4250 Veterans Memorial Highway Holbrook, NY	Leased	12/31/2018	Two five-year renewal options

234 Route 25A East Setauket, NY	Leased	5/31/2015	None

Queens County Branch Offices:
49-01 Grand Avenue Maspeth, NY	Leased	4/30/2011	One five-year renewal option

75-20 Astoria Boulevard Jackson Heights, NY	Leased	5/31/2011	One five-year renewal option

21-31 46th Avenue Long Island City, NY	Leased	1/31/2011	None

New York County Branch Office:
780 Third Avenue New York, NY	Leased	12/31/2017	None

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

For information on the results of the Special Meeting of Stockholders held on November 17, 2009 and adjourned to December 1, 2009, please see our current report on Form 8-K dated December 1, 2009, which is incorporated by reference herein.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2009, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,416

The Company’s common stock trades on the NASDAQ Global Market under the symbol STBC. The approximate high and low closing prices for the Company’s common stock for the years ended December 31, 2009 and 2008, were as follows:

	2009		2008

	High Close	Low Close	High Close	Low Close

1st Quarter	$10.47	$4.10	$13.55	$11.80
2nd Quarter	$8.80	$6.86	$14.10	$12.41
3rd Quarter	$9.20	$7.73	$15.77	$11.18
4th Quarter	$8.46	$6.48	$14.61	$9.10

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP. Both the Company and the Bank are subject to certain restrictions on the payment of dividends. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources.” The Company’s Board declared a cash dividend of $0.05 per share at its January 26, 2010 meeting. The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2009 and 2008:

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share

November 20, 2009	December 16, 2009	$0.05
August 21, 2009	September 16, 2009	$0.05
May 22, 2009	June 17, 2009	$0.05
February 23, 2009	March 17, 2009	$0.05

November 21, 2008	December 15, 2008	$0.10
August 22, 2008	September 15, 2008	$0.10
May 23, 2008	June 16, 2008	$0.15
February 22, 2008	March 17, 2008	$0.15

For information about the Company’s equity compensation plans, please see “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Company did not repurchase any of its common stock during 2009 under the existing stock repurchase plan. Under the Board’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Company does not presently anticipate repurchasing any of its shares in the immediate future.

As the Company issued preferred stock and a common stock warrant to the Treasury under the CPP, the Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008 and any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ Market Index and the cumulative total returns of ninety-one (91) Northeast NASDAQ Banks.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG STATE BANCORP, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX
(assumes $100 invested on Dec. 31, 2004, dividends reinvested and fiscal year ending Dec. 31, 2009)

	Investment Value at December 31,

	2004	2005	2006	2007	2008	2009

State Bancorp, Inc.	$100.00	$75.24	$87.89	$61.58	$47.88	$35.78
Peer group index	$100.00	$92.86	$100.86	$84.45	$77.12	$60.45
NASDAQ market index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56

On November 25, 2009 we entered into an Exchange Agreement (the “Exchange Agreement”) with the investors named therein to exchange our unsecured 8.25% Subordinated Notes due June 15, 2013 with an outstanding principal balance of $10 million plus accrued interest for an aggregate of 1,656,600 shares of our common stock. For purposes of the exchange, each share of our common stock was valued at $6.50 per share. The issuance of the common stock was not registered under the Securities Act but was made in reliance upon the exemption from registration available under Section 3(a)(9) of the Securities Act. Section 3(a)(9) exempts any security exchanged by the issuer with its existing security holders from registration under the Securities Act, provided no commission or other remuneration has been paid or given for soliciting the exchange, which is the case in connection with the Exchange Agreement.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows:

As of or for the Fiscal Year Ended December 31,	2009	2008	2007	2006	2005

OPERATING RESULTS
Interest income	$78,079,745	$91,443,033	$110,880,378	$106,489,337	$83,420,469
Interest expense	$16,000,272	$28,573,127	$50,714,997	$44,252,825	$24,901,496
Net interest income	$62,079,473	$62,869,906	$60,165,381	$62,236,512	$58,518,973
Provision for loan and lease losses	$39,500,000	$17,225,744	$4,463,500	$2,489,998	$3,650,000
Net interest income after provision for loan and lease losses	$22,579,473	$45,644,162	$55,701,881	$59,746,514	$54,868,973
Other income	$1,499,220	$364,894	$5,376,000	$5,690,766	$5,810,464
Operating expenses	$48,503,450	$43,751,351	$51,912,861	$37,626,469	$124,640,683
Net (loss) income	$(14,820,098)	$1,806,603	$6,229,478	$11,493,879	$(36,548,251)

COMMON SHARE DATA
Basic (loss) earnings per common share (1)	$(1.16)	$0.12	$0.45	$1.02	$(3.32)
Diluted (loss) earnings per common share (1)	$(1.16)	$0.12	$0.45	$1.00	$(3.32)
Stock dividends/splits (2)	—	—	—	—	20%
Cash dividends per common share (1)	$0.20	$0.50	$0.45	$0.45	$0.55
Tangible book value per common share	$6.82	$8.09	$8.11	$7.65	$5.11

FINANCIAL POSITION
Total assets	$1,607,712,415	$1,693,494,502	$1,628,014,414	$1,788,722,476	$1,598,152,513
Total loans and leases (3)	$1,098,304,826	$1,122,538,216	$1,041,009,396	$983,724,774	$892,021,546
Total deposits	$1,349,561,604	$1,481,048,227	$1,324,853,127	$1,566,183,479	$1,411,573,946
Total stockholders’ equity	$148,515,133	$153,919,335	$113,637,668	$104,140,510	$56,422,118
Weighted average number of common shares outstanding (1) (4)	14,500,855	14,148,957	13,738,101	11,227,278	10,996,601

ASSET QUALITY
Non-accrual loans and leases	$6,733,281	$16,071,672	$5,791,737	$2,177,461	$3,068,811
Non-accrual loans and leases/total loans and leases	0.61%	1.43%	0.56%	0.22%	0.34%
Allowance for loan and lease losses/non-accrual loans and leases (5)	474%	134%	254%	754%	512%
Allowance for loan and lease losses/total loans and leases (5)	2.62%	1.67%	1.41%	1.67%	1.76%
Net charge-offs (recoveries)	$29,457,483	$11,260,002	$6,170,561	$1,795,033	$(46,517)
Net charge-offs (recoveries)/average loans and leases	2.64%	1.04%	0.61%	0.19%	(0.01%)

OTHER DATA
Return on average total assets	(0.91%)	0.11%	0.37%	0.68%	(2.41%)
Return on average common stockholders’ equity	(12.80%)	1.58%	5.70%	18.39%	(36.35%)
Tier I leverage ratio	8.68%	9.38%	7.03%	6.30%	4.30%
Total risk-based capital ratio	12.52%	14.07%	12.11%	11.58%	7.25%
Net interest margin	4.03%	4.12%	3.82%	4.01%	4.17%
Operating efficiency ratio (6) (7)	72.4%	62.5%	77.9%	54.6%	192.5%
Dividend payout ratio *	N/M	429.73%	100.09%	43.94%	N/M
Tangible common equity ratio (non-GAAP)	6.93%	6.91%	6.98%	6.22%	6.96%
Average equity to average assets	9.29%	7.18%	6.63%	3.71%	6.62%

(1) Retroactive recognition has been given for stock dividends and splits.

(2) 6 for 5 stock split in 2005 effected in a manner similar to a 20% stock dividend.

(3) Net of unearned income and before allowance for loan and lease losses.

(4) Amount used for earnings per common share computation.

(5) Excluding loans held for sale.

(6) Operating expenses divided by the sum of net interest income and other income (excluding net security gains/losses).

(7) Ratio includes $4.0 million in write-downs of loans held for sale, the FDIC special assessment of $730 thousand and $737 thousand related to the exchange of the Company’s $10 million 8.25% subordinated notes in 2009; $1.8 million of legal fees related to the purported shareholder derivative lawsuit in 2008; $3.1 million of Voluntary Exit Window program expenses, $2.4 million goodwill impairment charge and $1.9 million of legal fees in 2007; $12.1 million reversal of previously accrued IMN-related expenses in 2006; and $74.2 million expense accrual related to IMN adverse jury verdict in 2005.

* N/M - denotes not meaningful.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan and lease or investment portfolios, demand for loan and lease products, demand for financial services in the Company’s primary trade area, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in item 1A of this report and in the Company’s periodic reports filed with the SEC.

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

FINANCIAL PERFORMANCE OF STATE BANCORP, INC. (dollars in thousands, except per share data)

As of or for the years ended December 31,	2009	2008	Over/ (under) 2008

Revenue (1)	$63,578	$63,235	1%
Operating expenses	$48,503	$43,751	11%
Provision for loan and lease losses	$39,500	$17,226	129%
Net (loss) income	$(14,820)	$1,807	N/M	(2)
Net (loss) income per common share - diluted	$(1.16)	$0.12	N/M	(2)
Return on average total assets	(0.91)%	0.11%	(102	)bp
Return on average common stockholders’ equity	(12.80)%	1.58%	(1,438	)bp

Tier I leverage ratio	8.68%	9.38%	(70	)bp
Tier I risk-based capital ratio	11.26%	12.03%	(77	)bp
Total risk-based capital ratio	12.52%	14.07%	(155	)bp
Tangible common equity ratio (non-GAAP)	6.93%	6.91%	2	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total other income.

(2) N/M - denotes % variance not meaningful for statistical purposes.

As of December 31, 2009, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.3 billion and stockholders’ equity of $149 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

In December 2009, the Company enhanced its capital position by exchanging its 8.25% subordinated notes (due to mature in 2013) with an outstanding principal balance of $10 million for common equity in a privately negotiated transaction with four major institutional investors. The net effect of this exchange increased the Company’s tangible common equity by $11 million.

The Company continues to emphasize loan growth and with strong credit oversight, deposit generation, increased market share, improved operational efficiency and ongoing Company-wide expense management, product development, IT infrastructure improvements and enhanced brand building. However, the Company continues to experience credit quality pressure as well as deposit and loan pricing pressures. The Company has numerous competitors for its very attractive core niche of small business and middle market commercial customers. Some of these competitors have entered the marketplace through de novo branching, acquisitions and strategic alliances. The Company remains focused on expanding its core commercial business relationships, expense reduction initiatives, capital management and strategies to improve non-interest income generation.

The Company recorded a net loss of $14.8 million in 2009 and net income of $1.8 million in 2008. The net loss resulted from several factors, most notably increases in the provision for loan and lease losses and total operating expenses of $22.3 million and $4.8 million, respectively. In addition, net interest income declined by $790 thousand in 2009 versus 2008. Partially offsetting these declines was a $1.1 million increase in non-interest income in 2009.

The increased provision for loan and lease losses in 2009 was due to several factors, including an $18 million increase in net charge-offs in 2009 driven largely by the sale of non-performing loans in the fourth quarter, growth in watch list assets and internal risk rating downgrades of several large commercial loan relationships. Total operating expenses increased by $4.8 million or 10.9% to $48.5 million in 2009, primarily due to an increase in credit and collection expenses due to $4.0 million in write-downs of loans held for sale to their estimated fair value in 2009 versus $250 thousand in such charges recorded in 2008 and a $2.8 million increase in FDIC and NYS assessment expenses in 2009 resulting from higher FDIC insurance premiums, additional deposit insurance programs and the FDIC special assessment of $730 thousand recorded in the second quarter of 2009. Partially offsetting these increases was a reduction in legal expenses of $2.3 million. The decrease in net interest income was due to a nine basis point narrowing of the Company’s net interest margin to 4.03% for 2009 versus 4.12% for 2008. A 98 basis point reduction in the cost of interest-bearing liabilities was more than offset by the 110 basis point decline in the average rate earned on the Company’s loan portfolio during 2009. Average interest-earning assets grew by $12 million or 1% in 2009 versus 2008.

The increase in non-interest income in 2009 as compared to 2008 resulted principally from a $2.2 million reduction in non-cash other than temporary impairment (“OTTI”) charges coupled with a $947 thousand increase in net gains on the sale of securities in 2009. These improvements were partially offset by a decrease in other operating income of $1.8 million, due to reductions in sweep program fees in 2009 coupled with income recorded on certain customer interest rate swaps in 2008 versus losses recorded in 2009.

REVENUE OF STATE BANCORP, INC. (dollars in thousands)

For the years ended December 31,	2009	2008	Over/ (under) 2008

Net interest income	$62,079	$62,870	(1)%
Service charges on deposit accounts	2,161	2,217	(3)%
Other-than-temporary impairment losses on securities	(4,000)	(6,203)	(36)%
Net gains on sales of securities	994	48	1,971%
Income from bank owned life insurance	695	891	(22)%
Other operating income	1,649	3,412	(52)%

Total revenue	$63,578	$63,235	1%

Total assets of the Company were $1.6 billion at December 31, 2009 compared to $1.7 billion at December 31, 2008. At December 31, 2009, total deposits were $1.3 billion compared to $1.5 billion at December 31, 2008.

While the recession may have technically ended, meaningful growth will only return when renewed economic activity drives corporate hiring and investment. Commercial and residential real estate values in our market appear to have stabilized at lower levels but, locally, properties are burdened by high maintenance costs including an ever increasing state and local tax burden. When appropriate, we pursued opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market on a discounted basis. Net loan and lease charge-offs of $23.7 million were recorded in the fourth quarter of 2009 in part to account for the liquidity discount required to sell distressed loans. The Company liquidated certain non-performing and higher risk legacy loans, including a $20 million bulk loan sale that closed in November 2009. Using that same strategy in 2008, we wrote-down certain problem loans totaling $15.7 million to estimated fair market value of $9.8 million and transferred the net balance to loans held for sale after determining that such action represented the most cost-effective solution. Approximately $4.5 million of loans held for sale were sold in the fourth quarter 2008 at a loss of $250 thousand. Loans held for sale amounted to less than $1 million and $5.3 million at year-end 2009 and 2008, respectively. As a result of the foregoing actions, non-accrual and higher risk loans were significantly reduced in 2009, with total non-performing loans of $10.5 million at December 31, 2009 compared to $16.1 million at December 31, 2008. While none of the Company’s actions are necessarily cure-alls and additional credit costs are inevitable, the Company has taken a major step forward by removing these toxic assets from the balance sheet, thereby positioning the Company to begin approaching normal earnings power in 2010 and beyond.

Net charge-offs in 2009 amounted to $29.5 million. Included in this total was a loss of approximately $17.4 million on the aforementioned write-down of loans transferred to held for sale and sold. Net charge-offs in 2008 amounted to $11.3 million. Included in this total was a loss of approximately $5.9 million on the write-down of loans transferred to held for sale

Total watch list loans at December 31, 2009 amounted to $143 million, an increase of $54 million from December 31, 2008. This increase was primarily comprised of $27 million of commercial and industrial loans and $24 million of commercial real estate loans. The criticized/classified commercial and industrial loans were affected by the downgrade of several loans to a meat processor totaling $8 million and two related loans to commercial business investors totaling $20 million. The criticized/classified commercial real estate loans were primarily affected by the downgrades of a $9 million mortgage loan to the owners of an industrial/office property and mortgage loans to two non-related golf course operators totaling $18 million.

The primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans. Residential lending constitutes less than 10% of our total portfolio at December 31, 2009. We expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial mortgage loans in 2010. Funding costs may rise in 2010 due to competitive pricing pressures and volatility in the credit and money markets. Rates are at historic lows at this time and it would appear from their comments that Federal Reserve policy makers are prepared to keep the fed funds rate low until well past such time as the economy shows evidence of sustainable recovery. In the near term the risks from inflationary pressure due to an increase in economic activity appear limited. Consequently, while inflation remains a matter of concern, those risks appear to be more visible in the intermediate 3-5 year timeframe. As the Federal Reserve begins to remove many of the extraordinary measures put in place during the last year, credit spreads may begin to widen, which may affect the cost that the Bank must bear to borrow funds.

The Company’s securities portfolio contains no sub-prime, structured debt or exotic structures. At December 31, 2009, the market value of the securities portfolio represented 103% of book value which resulted in an unrealized gain of $10 million.

It is management’s intent for the Company’s branch network to provide funding to support anticipated asset growth, supplemented with short-term borrowings as needed. The Company will continue to pursue product delivery and back office expense reductions and operating efficiencies.

The Company has participated in the CPP through its December 2008 issuance of Series A Preferred Stock and a warrant to the Treasury to purchase common stock. The Company is participating in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.50% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250,000. The unlimited coverage was to be in effect through December 31, 2009. Effective October 1, 2009, a final rule adopted by the FDIC extended the TLGP for six months to June 30, 2010. Management anticipates that the cost of continuing to participate in the TLGP will be immaterial to the Company’s financial statements. The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per annum and a maturity of March 30, 2012. The FDIC guarantee will be in effect through the March 2012 maturity date.

The U.S. Government is currently reviewing a plan for regulatory reform that would consolidate bank regulators, create new government agencies and give new powers to the Federal Reserve. Specific proposals include, among other things, the creation of a new national bank supervisor to regulate all federally chartered depository institutions, giving the Federal Reserve the power to regulate systemic risk to the nation’s financial stability and the creation of a Consumer Financial Protection Agency to regulate consumer financial products. The Company will continue to monitor the progress of these proposals and their possible effect on the Company. The exact requirements and timing of any final legislation cannot be determined at this time. Therefore, we cannot assure you that any final legislation will not have a material effect on our operations.

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

LOAN AND LEASE PORTFOLIO (1) AND THE ALLOWANCE
FOR LOAN AND LEASE LOSSES

(1) Excluding loans held for sale.

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan and lease portfolio may increase. The timing and amount of loan and lease losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan and lease portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan and lease losses include, but are not limited to, estimated probable inherent losses from loan and lease and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan and lease loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan and lease losses is established to absorb probable inherent loan and lease charge-offs. Additions to the allowance are made through the provision for loan and lease losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan and lease losses is determined by management’s continuing review of the loan and lease portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan and lease portfolio. Despite such a review, the level of the allowance for loan and lease losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter. Based on current economic conditions, management believes that the current level of the allowance for loan and lease losses is adequate in relation to the probable inherent losses present in the portfolio.

Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable inherent losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators. When management analyzes the allowance for loan and lease losses, classified loans are assigned allocation factors ranging from 24% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans and leases in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected in full. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and leases and are assigned an allocation factor of 0.55% of the loan balance. Based upon our annual migration analysis that tracks the progression of loans through our various asset quality categories and reflects charge-off history, the internal watch list and non-criticized allocations increased slightly in 2009 as compared to 2008. An allowance allocation factor for portfolio macro factors currently ranging from 1- 40 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are recognized to reflect the temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for this evaluation are periodically updated based upon changes in business factors and the tax laws and regulations.

On a quarterly basis, management determines whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. A valuation allowance is established when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. In arriving at the conclusion that a valuation allowance was not necessary at December 31, 2009 management considered the Company’s three year cumulative earnings history for 2007 through 2009 on both an unadjusted basis and after adjustment for unusual items of income or expense that are not expected to recur. Management also considered projections of future levels of taxable income. The valuation allowance estimate is highly dependent on projections of future levels of taxable income. Should the actual amount of taxable income be less than what has been projected, it may be necessary to record a valuation allowance in a future period.

OTTI of Investment Securities

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of operations. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. (See also Note 2 to the Consolidated Financial Statements – Investment Securities.)

In the first quarter of 2009, a $4.0 million OTTI charge was recorded on one $10 million par value trust preferred collateralized debt obligation (“CDO”) that had previously incurred a non-cash OTTI write down of $5.2 million in the fourth quarter of 2008. Management determined that it intended to sell this bond and continued to review developments and other considerations with respect to this trust preferred CDO, including the limited prospects for its ultimate price recovery, the expected time involved and the downside risks involved in continuing to hold this investment. As a result of this review and with some limited liquidity appearing in the trust preferred CDO market, management determined that an immediate liquidation was appropriate. As a result, the bond was liquidated in July 2009 at a price of 13.45% of par representing a gain of 5.2% of par or $520 thousand which was recognized in the Company’s third quarter 2009 financial statements.

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

For the Years Ended December 31,	2009			2008			2007

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS:
Securities:
Taxable	$389,304	$17,652	4.53%	$392,022	$19,555	4.99%	$489,444	$23,913	4.89%
Tax-exempt	9,385	129	1.37	5,569	291	5.23	15,265	708	4.64

Total securities	398,689	17,781	4.46	397,591	19,846	4.99	504,709	24,621	4.88

Federal Home Loan Bank and other restricted stock	5,783	108	1.87	6,729	368	5.47	6,414	488	7.61
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	20,962	32	0.15	42,846	1,061	2.48	70,629	3,491	4.94
Loans and leases (net of unearned income):
Taxable	1,114,394	60,088	5.39	1,078,613	70,039	6.49	998,948	82,238	8.23
Tax-exempt	2,113	169	8.00	3,996	325	8.13	4,559	367	8.05

Total loans and leases - net	1,116,507	60,257	5.40	1,082,609	70,364	6.50	1,003,507	82,605	8.23

Total interest-earning assets	1,541,941	$78,178	5.07%	1,529,775	$91,639	5.99%	1,585,259	$111,205	7.01%

Allowance for loan and lease losses	(24,846)			(15,864)			(16,057)
Cash and due from banks	46,969			41,707			42,115
Bank premises and equipment - net	6,586			6,370			5,847
Other assets	62,738			70,235			81,131

Total Assets	$1,633,388			$1,632,223			$1,698,295

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and time deposits:
Savings	$600,095	$4,629	0.77%	$560,615	$7,901	1.41%	$620,054	$18,486	2.98%
Time	444,206	8,710	1.96	472,070	15,428	3.27	485,500	23,769	4.90

Total savings and time deposits	1,044,301	13,339	1.28	1,032,685	23,329	2.26	1,105,554	42,255	3.82

Federal funds purchased	225	1	0.44	6,129	167	2.72	7,196	382	5.31
Securities sold under agreements to repurchase	3,863	60	1.55	2,008	38	1.88	—	—	—
Other temporary borrowings	12,805	55	0.43	110,929	2,804	2.53	103,138	5,334	5.17
Senior unsecured debt	21,929	844	3.85	—	—	—	—	—	—
Subordinated notes	9,205	852	9.26	10,000	925	9.25	10,000	922	9.22
Junior subordinated debentures	20,620	850	4.12	20,620	1,310	6.35	20,620	1,822	8.84

Total interest-bearing liabilities	1,112,948	16,001	1.44	1,182,371	28,573	2.42	1,246,508	50,715	4.07

Demand deposits	350,979			320,830			319,655
Other liabilities	17,798			11,807			22,894

Total liabilities	1,481,725			1,515,008			1,589,057

Stockholders’ equity	151,663			117,215			109,238

Total Liabilities and Stockholders’ Equity	$1,633,388			$1,632,223			$1,698,295

Net interest income/margin		62,177	4.03%		63,066	4.12%		60,490	3.82%

Less tax-equivalent basis adjustment		(98)			(196)			(325)

Net Interest Income		$62,079			$62,870			$60,165

Analysis of Changes in Net Interest Income

The following table presents a comparative analysis of the changes in the Company’s interest income and interest expense due to the changes in the average volume and the average rates earned on interest-earning assets and due to the changes in the average volume and the average rates paid on interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34%. Variances in rate/volume relationships have been allocated proportionately to the amount of change in average volume and average rate (in thousands):

	Year 2009 over 2008			Year 2008 over 2007

	Due to Change in:			Due to Change in:

	Average Volume	Average Rate	Net (Decrease) Increase	Average Volume	Average Rate	Net (Decrease) Increase

INTEREST INCOME:
Securities:
Taxable	$(135)	$(1,768)	$(1,903)	$(4,850)	$492	$(4,358)
Tax-exempt	129	(291)	(162)	(497)	80	(417)

Total securities	(6)	(2,059)	(2,065)	(5,347)	572	(4,775)

Federal Home Loan Bank and other restricted stock	(46)	(214)	(260)	23	(143)	(120)
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	(363)	(666)	(1,029)	(1,071)	(1,359)	(2,430)
Loans and leases (net of unearned income):
Taxable	2,259	(12,210)	(9,951)	6,179	(18,378)	(12,199)
Tax-exempt	(151)	(5)	(156)	(46)	4	(42)

Total loans and leases - net	2,108	(12,215)	(10,107)	6,133	(18,374)	(12,241)

Total Interest Income	1,693	(15,154)	(13,461)	(262)	(19,304)	(19,566)

INTEREST EXPENSE:
Savings and time deposits:
Savings	523	(3,795)	(3,272)	(1,628)	(8,957)	(10,585)
Time	(864)	(5,854)	(6,718)	(641)	(7,700)	(8,341)

Total savings and time deposits	(341)	(9,649)	(9,990)	(2,269)	(16,657)	(18,926)

Federal funds purchased	(89)	(77)	(166)	(50)	(165)	(215)
Securities sold under agreements to repurchase	30	(8)	22	38	—	38
Other borrowed funds	(1,418)	(1,331)	(2,749)	376	(2,906)	(2,530)
Senior unsecured debt	844	—	844	—	—	—
Subordinated notes	(74)	1	(73)	—	3	3
Junior subordinated debentures	—	(460)	(460)	—	(512)	(512)

Total Interest Expense	(1,048)	(11,524)	(12,572)	(1,905)	(20,237)	(22,142)

Change in Net Interest Income (Tax-equivalent Basis)	$2,741	$(3,630)	$(889)	$1,643	$933	$2,576

2009 versus 2008

Net interest income, the difference between interest earned on loans and investments, and interest paid on deposits and borrowed funds, is the Company’s primary source of operating earnings. Net interest income is influenced by the average balance and mix of the Company’s interest-earning assets, the yield on those assets and the current level of market interest rates. Additionally, the term structure of interest rates, or yield curve, also impacts the Company’s ability to generate net interest income. These rates are significantly influenced by the actions of the FOMC, which periodically adjusts the federal funds rate, the rate at which banks borrow from one another on an overnight basis. During 2009 the FOMC kept the federal funds target rate at historically low levels.

During 2009, interest income declined by $13.5 million, or 13%. This was almost entirely due to a reduction in the yield on average interest-earning assets from 5.99% in 2008 to 5.07% during 2009. The decline in the average yield reflects the continued repricing of our loan portfolio, which primarily has variable rates that adjust with changes in the market rates. Offsetting this decline was a shift in our balance sheet composition to reduce our average balance of lower yielding money market investments (average yield 0.15%) and increase our average balance of higher yielding loans (average yield 5.40%). The average money market investment balance decreased by $22 million while average loans increased by $33 million.

Interest expense decreased by $12.6 million or 44% due to a decrease in the cost of interest-bearing liabilities from 2.42% in 2008 to 1.44% in 2009, a decline of 98 basis points, reflecting the historically low interest rate environment and a reduction of higher cost borrowings. Also contributing to the reduction in interest expense was a $30 million increase in average non-interest-bearing demand deposits in 2009.

Average core deposit balances, consisting of demand, savings and money market deposits, increased by $70 million in 2009 to $951 million as compared to 2008, and provided funding at an average cost of 0.49% in 2009 versus 0.90% in 2008. These core deposit balances funded 62% and 58% of the Company’s average interest-earning assets during 2009 and 2008, respectively, and represented 68% of total average deposits in 2009 compared to 65% in 2008. Core deposit balances provide lower-cost funding that allows the Company to reduce its dependence on higher cost time deposits and borrowings.

2008 versus 2007

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

Interest expense decreased by $22.1 million or 44% due to a decrease in the cost of interest-bearing liabilities from 4.07% in 2007 to 2.42% in 2008, a decline of 165 basis points. To a lesser extent, the $64 million decline in total interest-bearing liabilities in 2008 as compared to 2007 also contributed to the lower interest expense.

Average core deposit balances declined by $58 million in 2008 to $881 million as compared to 2007, and provided funding at an average cost of 0.90% in 2008 versus 1.97% in 2007. These core deposit balances funded 58% and 59% of the Company’s average interest-earning assets during 2008 and 2007, respectively, and represented 65% of total average deposits in 2008 compared to 66% in 2007.

Investment Securities

SFAS No. 115 requires the Company, at the time of purchase, to designate each investment security as either “available for sale” (“AFS”), “held to maturity” or “trading,” depending upon investment objectives, liquidity needs and ultimate intent. AFS securities are stated at market value, with unrealized gains or losses reported as a separate component of stockholders’ equity, net of taxes, until realized. Securities held to maturity are stated at cost, adjusted for amortization of premium or accretion of discount, if any. Trading securities are generally purchased with the intent of capitalizing on perceived short-term price inefficiencies by selling them in the near term. The Company did not hold any held-to-maturity or trading securities at December 31, 2009 and 2008.

At December 31, 2009, the Company’s $416 million investment portfolio consisted only of AFS securities which had an unrealized positive pre-tax mark to fair value of $10.5 million versus an unrealized net gain of $7.5 million at year-end 2008. At year-end 2009, the AFS portfolio was divided into the following categories: 90% mortgage-backed securities (“MBS”) (FNMA, FHLMC, and GNMA obligations); 5% U.S. Government Agency securities; 3% tax-exempt municipal paper; and 2% corporate and other securities.

Continued turbulence in the capital markets, resulting from the ongoing financial crisis, perpetuated a challenging investment climate during 2009. A continued slowdown in macroeconomic conditions made those challenges even greater. The overall level of interest rates remained low as recessionary expectations were present during the year. Presented with difficult bond market conditions throughout most of the year, our portfolio was maintained with the objective of generating cash flow to be redeployed opportunistically in a rising rate environment.

The Company’s investment policy is conservative in nature and identifies liquidity and safety as being of paramount importance among its objectives and, as such, the portfolio is largely comprised of MBS issues of Government-sponsored enterprises, U.S. Government Agency securities, and local municipal notes. In addition to the creation of liquidity, risk management is another important aspect of the Company’s investment strategy. The Company’s portfolio composition is designed to provide liquidity while managing market risk and avoiding credit risk. Market risk can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates, and is managed, primarily, by investing in securities with shorter durations. A security with a shorter duration is preferred to one with a longer duration in a rising rate environment because the market value of a security with a longer duration has a greater sensitivity to changes in interest rates.

Security selection is governed by the Company’s investment policy, and serves to supplement the Company’s asset/liability position. Securities such as premium fixed rate MBS and hybrid adjustable rate MBS with an anticipated short average life were purchased during the past year with the intention of producing cash flow, as well as limiting the sensitivity of the portfolio’s market value. In addition to targeting a short average life, the securities purchased provide incremental yield due to the prepayment activity inherent in MBS and the tendency for yields on callable bonds to be higher than those on non-callable securities because the investor must be rewarded for taking the risk the issuer will call the bond. Cash flow from the portfolio increases in a lower interest rate environment and moderately extends in a higher interest rate environment. Our strategy for this portfolio, with a continuing emphasis on liquidity and risk management, is expected to continue for the foreseeable future.

The Company’s investment portfolio has relatively low credit risk due to its concentration of MBS issued by U.S. Government-sponsored enterprises. The Company’s investment portfolio increased by $4 million at year-end 2009 versus the comparable 2008 date primarily as the result of net increases of $3 million and $1 million in MBS and other securities, respectively.

As of December 31, 2009, the MBS portfolio had an estimated weighted average life of approximately 3.4 years after adjusting for historical prepayment patterns. Approximately 91% of the MBS portfolio, including collateralized mortgage obligations (“CMOs”), had final maturities in excess of ten years. In general, principal prepayments on these securities will slow as interest rates rise and, conversely, prepayments will increase as interest rates fall. However, the turmoil being experienced in the mortgage industry has interrupted the historical relationship between low rates and prepayments. The recent comparative lack of liquidity in the market has constrained the amount of funds available to fund new mortgages. The Company received MBS principal paydowns of $96 million and $65 million in 2009 and 2008, respectively.

The U.S. Government Agency portfolio has remaining final maturities ranging from ten months to fifteen years. The notes are AAA - rated credits that provide a competitive yield. The U.S. Government Agency issues that are callable have call periods within one year and final maturities of less than fifteen years. As a natural outgrowth of its municipal business, the Company purchases local, short-term municipal paper that is also sold throughout the year as part of the Company’s asset/liability management strategy.

MBS, U.S. Government Agency, and local municipal securities portfolios are eligible to pledge to secure municipal deposits and other borrowings and, therefore, are an integral part of the Company’s funding strategy.

There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.

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

Summary of Loan and Lease Loss Experience and Allowance for Loan and Lease Losses

One of management’s primary objectives is to maintain a high-quality loan and lease portfolio in all economic climates. We maintain high underwriting standards coupled with a regular evaluation of each borrower’s creditworthiness and risk exposure. Management seeks to avoid concentrations within industries and customer segments in order to minimize credit exposure. The Company’s senior lending personnel work in conjunction with loan officers to determine the level of risk in the Company’s loan and lease-related assets and establish an adequate level for the allowance for loan and lease losses. The Company utilizes an outside loan review organization to independently verify the loan classifications and the adequacy of the allowance for loan and lease losses. Management actively seeks to reduce the level of non-performing assets, defined as non-accrual loans and leases, loans and leases 90 days or more past due and still accruing interest and other real estate owned (“OREO”), through aggressive sale, collection and workout efforts and, where necessary, litigation and charge-off.

As illustrated in Table I below, the Company’s non-accrual loans and leases totaled $7 million (which includes less than $1 million in loans held for sale which have been previously written down to their estimated fair value) at December 31, 2009, $16 million (which includes $2 million in loans held for sale) at December 31, 2008 and $6 million at December 31, 2007. The reduction in non-accrual loans and leases at December 31, 2009 compared to December 31, 2008 resulted primarily from payments received and charge-offs of $4 million and $8 million, respectively, on four commercial real estate relationships as well as the combined impact of additions to non-accrual loans throughout the year and the disposition of problem loans and other charge-offs and write-downs in the fourth quarter of 2009. If the sale of lower quality loans in the fourth quarter of 2009 had not occurred, our non-accrual loans at December 31, 2009 would have been at a level similar to our non-accrual loans of $35 million at September 30, 2009. At December 31, 2009, December 31, 2008 and December 31, 2007 the Company held no OREO. At December 31, 2009, there was one loan, a residential mortgage with a principal balance of $436 thousand, restructured and still accruing interest. At December 31, 2008 and 2007, there were no restructured loans and leases still accruing interest. At December 31, 2009, 2008 and 2007, loans and leases 90 days or more past due and still accruing interest totaled $4 million, $3 thousand and $28 thousand, respectively. The Company has no foreign loans outstanding.

	Analysis of Non-Performing Assets at December 31,
TABLE I
(Dollars in thousands)	2009	2008	2007	2006	2005

Non-accrual loans and leases (1)	$6,063	$13,970	$5,792	$2,177	$3,069
Non-accrual loans held for sale	670	2,102	—	—	—
Loans and leases 90 days or more past due and still accruing interest (1)	3,800	3	28	13	281

Total non-performing loans and leases	10,533	16,075	5,820	2,190	3,350

Other real estate	—	—	—	—	—

Total non-performing assets	$10,533	$16,075	$5,820	$2,190	$3,350

Restructured accruing loans and leases	$436	$—	$—	$—	$—
Gross loans and leases outstanding (1)	$1,097,635	$1,117,216	$1,041,009	$983,725	$892,022
Loans held for sale	$670	$5,322	$—	$—	$—
Allowance for loan and lease losses	$28,711	$18,668	$14,705	$16,412	$15,717
Key ratios:
Allowance for loan and lease losses as a percent of total loans and leases (1)	2.6%	1.7%	1.4%	1.7%	1.8%
Non-accrual loans and leases as a percent of total loans and leases	0.6%	1.4%	0.6%	0.2%	0.3%
Non-performing assets as a percent of total loans and leases and other real estate	1.0%	1.4%	0.6%	0.2%	0.4%
Allowance for loan and lease losses as a percent of non-accrual loans and leases (1)	474%	134%	254%	754%	512%
Allowance for loan and lease losses as a percent of non-accrual loans and leases, and loans and leases 90 days or more past due and still accruing interest (1)	291%	134%	253%	749%	469%

(1) Excluding loans held for sale.

The provision for loan and lease losses is based on management’s continual assessment of the adequacy of the allowance for loan and lease losses. The provision for loan and lease losses totaled $39.5 million in 2009, $17.2 million in 2008 and $4.5 million in 2007. The allowance for loan and lease losses amounted to $29 million or 2.6% of total loans and leases, excluding loans held for sale, at December 31, 2009, $19 million or 1.7% of total loans and leases, excluding loans held for sale, at December 31, 2008, and $15 million or 1.4% of total loans and leases at December 31, 2007. The increases in the allowance as a percentage of the total loan and lease portfolio at December 31, 2009 compared to December 31, 2008 and at December 31, 2008 compared to December 31, 2007 were due to increases in the provision for loan losses related to an increase in watch list loans (see “Watch List summary” table contained herein) and charge-offs for the liquidation of problem loans in 2009, and higher non-accrual and impaired loans in 2008, respectively. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan and lease losses. The allowance for loan and lease losses as a percentage of non-accrual loans and leases, excluding loans held for sale, increased to 474% at December 31, 2009 from 134% at December 31, 2008 and 254% at December 31, 2007, caused primarily by the decrease in non-accrual loans and leases at year-end 2009 and the increased provision for loan and lease losses as previously noted. Net loan and lease charge-offs recorded in 2009 were $29.5 million compared to $11.3 million in 2008 and $6.2 million in 2007. Management has determined that the current level of the allowance for loan and lease losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan and lease portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans and leases are located, changes in the trend of non-performing loans and leases, changes in interest rates, and loan and lease portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan and lease portfolio resulting in increased delinquencies, loan and lease losses and future levels of loan and lease loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. See also “Critical Accounting Policies, Judgments and Estimates” contained herein.

TOTAL NON-ACCRUAL LOANS (1) AND THE ALLOWANCE
FOR LOAN AND LEASE LOSSES

(1) Excluding loans held for sale.

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

	Watch List summary (1)

			Increase/
	December 31, 2009	December 31, 2008	(decrease)

Commercial and industrial loans:
Number	114	78	36
Aggregate value	$52 million	$25 million	$27 million

Commercial real estate loans:
Number	47	38	9
Aggregate value	$87 million	$63 million	$24 million

Residential real estate loans:
Number	10	5	5
Aggregate value	$3 million	less than $1 million	$2 million

All other loans:
Number	4	10	(6)
Aggregate value	less than $1 million	less than $1 million	less than $1 million

Total:
Number	175	131	44
Aggregate value	$143 million	$89 million	$54 million

(1) Excluding loans held for sale.

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships. The Company has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers generally do not maintain control over classified watch list relationships. It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration. We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of recent credit market conditions.

The provision for loan and lease losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan and lease loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns in industries and other uncertainties. All of the factors mentioned above will continue to be closely monitored. The concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $387 million to real estate operators, lessors and developers.

Other Income

2009 versus 2008

Other income increased by $1.1 million in 2009 when compared to 2008, largely as a result of a $2.2 million reduction in non-cash OTTI charges coupled with a $947 thousand increase in net gains on the sales of securities in 2009. Partially offsetting these improvements was a decrease in other operating income of $1.8 million, due to income of $1.1 million recorded on certain customer interest rate swaps in 2008 versus losses of $38 thousand recorded in 2009 coupled with reductions in sweep program fees of $634 thousand. In 2008, the Company recorded a gain of $1.1 million related to the change in value of the customer swaps that were formerly offset with Lehman Special

Financing (see “Off-Balance Sheet Arrangements”). Also offsetting the aforementioned improvements, in part, was lower income from bank owned life insurance of $197 thousand in 2009 versus 2008.

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

Other operating income improved by $1.0 million, or 43.3%, in 2008 as compared to 2007. Growth in several categories accounted for the improvement, principally an increase of $1.1 million in financial products (customer swap) gains.

Operating Expenses

2009 versus 2008

Total operating expenses increased by $4.8 million to $48.5 million in 2009 versus 2008. This increase resulted primarily from higher credit and collection expenses of $4.1 million and a $2.8 million increase in FDIC and NYS assessment expenses. Also contributing to the increase was higher expenses for salaries and other employee benefits of $493 thousand. Partially offsetting these increases were declines in legal expenses of $2.3 million, other operating expenses of $145 thousand, equipment expenses of $90 thousand, marketing and advertising expenses of $37 thousand and occupancy expenses of $34 thousand.

The Company’s primary expense control measure is the operating efficiency ratio. The operating efficiency ratios for the Company were 72.4% in 2009 and 62.5% in 2008. The increase in 2009 was due to growth in operating expenses due largely to $4.0 million in write-downs of loans held for sale in 2009 to their estimated fair value coupled with a lower level of operating revenue. Management expects that the operating efficiency ratio will improve in 2010 as a result of projected operating revenue growth, coupled with a projected nominal decrease in the Company’s operating expenses.

OPERATING EXPENSES OF STATE BANCORP, INC. (dollars in thousands)
For the years ended December 31,	2009	2008	Over/ (under) 2008

Salaries and other employee benefits	$23,373	$22,880	2%
Occupancy	5,896	5,930	(1)%
Equipment	1,225	1,315	(7)%
Legal	784	3,115	(75)%
Marketing and advertising	775	812	(5)%
FDIC and NYS assessment	3,628	866	319%
Credit and collection	5,193	1,059	390%
Other operating expenses	7,629	7,774	(2)%

Total operating expenses	$48,503	$43,751	11%

As noted in the table above, salaries and other employee benefits increased by $493 thousand or 2.2% to $23.4 million. The increase is due principally to higher expenses for long-term equity and incentive-based compensation offset, in part, by lower ESOP and 401(k) contribution expenses.

Occupancy costs decreased by $34 thousand or 1% to $5.9 million in 2009 as the result of lower expenses for rent and depreciation. These decreases were partially offset by higher maintenance and repair costs.

Equipment expenses decreased by $90 thousand to $1.2 million or 6.8% in 2009 as compared to 2008. The decline in equipment expenses is due primarily to a reduction in Company owned vehicles during 2009 and 2008.

Legal expenses decreased by $2.3 million or 75% to $784 thousand in 2009 due primarily to the settlement of the shareholder derivative lawsuit in 2008.

Marketing and advertising costs decreased by $37 thousand or 4.6% to $775 thousand in 2009 versus 2008 due mainly to the Company’s media selection efficiencies.

FDIC and NYS assessment expenses increased by $2.8 million to $3.6 million in 2009 versus 2008 as a result of higher FDIC insurance premiums, additional deposit programs and the FDIC special assessment of $730 thousand recorded in the second quarter of 2009.

Credit and collection expenses increased by $4.1 million to $5.2 million during 2009. The increase is due primarily from $4.0 million in write-downs of loans held for sale in 2009 to their estimated fair value.

Other operating expenses decreased by $145 thousand or 1.9% to $7.6 million in 2009 versus 2008. This decline resulted primarily from decreases in several expense categories, most notably a reduction in operating expenses associated with the Company’s former leasing subsidiary and director compensation costs. Somewhat offsetting these expense reductions were increases in computer maintenance and software fees.

2008 versus 2007

Total operating expenses decreased by $8.2 million to $43.8 million in 2008 versus 2007. A $7.5 million reduction in salaries and benefits expense accounted for a substantial portion of the decrease in operating expenses. Also contributing to the decline in operating expenses was a goodwill impairment charge of $2.4 million taken in 2007 and a $445 thousand reduction in marketing and advertising expenses. Somewhat offsetting these reductions in total operating expenses were increases in occupancy expenses of $535 thousand, audit and assessment fees of $425 thousand, legal expenses of $377 thousand, credit and collection fees of $156 thousand and other operating expenses of $736 thousand.

Salaries and other employee benefits decreased by $7.5 million or 24.7% during 2008. The decrease resulted primarily from a reduction in staff and a significant decline in compensation expense, coupled with the impact of the $3.1 million charge recorded in 2007 for the Voluntary Exit Window program. Also contributing to the decrease in salaries and other employee benefits were lower expenses incurred for FICA and employee health insurance in 2008.

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

Other operating expenses increased by 11.8% to $7.0 million in 2008. This increase is due principally to a non-recurring charge of $584 thousand recorded in 2008 related to the Bank’s interest rate swap transactions.

Effective Income Tax Rate

2009 versus 2008 and 2007

An income tax benefit of ($9.6 million) was recorded in 2009 as compared to an income tax provision of $451 thousand in 2008 and an income tax provision of $2.9 million in 2007. The Company’s overall effective tax rate was (39.3%), 20.0% and 32.0% in 2009, 2008 and 2007, respectively. The change in the 2009 effective tax rate was primary due to the pretax loss of $24 million compared to 2008 pretax income of $2 million. In addition, both the 2009 pretax loss and the 2008 pretax income were adjusted for permanent items such as BOLI, tax-exempt interest and ESOP dividends.

The Company is currently subject to a statutory incremental Federal tax rate of 35% (34% for the first $10 million of taxable income). The Company pays taxes to the New York State Department of Taxation and Finance (NYS) on the highest of four bases: a tax of .01% on allocated combined taxable assets. The Company also pays taxes to the New York City Department of Finance of 9.0% on allocated entire net income. In addition, the Company paid taxes to various other states which are not material to its consolidated financial condition or results of operations.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2009 and 2008, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to $232 million and $263 million, respectively. Of these commitments, $195 million and $213 million were at variable rates and $37 million and $50 million were at fixed rates, including LIBOR-based loans, at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the fixed rate commitments had interest rates ranging from 2.30% to 7.23% and 2.40% to 8.92%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan and lease facilities to customers. Most letters of credit expire within one year. At December 31, 2009 and 2008, the Bank had letters of credit outstanding of approximately $15 million and $17 million, respectively. At December 31, 2009, the uncollateralized portion was approximately $3 million.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed. At December 31, 2009 and 2008, the total gross notional amount of swap transactions outstanding was $37 million and $28 million, respectively.

In 2008 Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing. As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584 thousand was recorded in the third quarter of 2008. During the third quarter of 2009, the Company recorded a gain of $221 thousand on the sale of its claims against Lehman and Lehman Special Financing.

In addition, during the second and third quarters of 2009, the unhedged customer interest rate swap transactions were once again offset by an institutional dealer. As all customer interest rate swap transactions are now hedged, we expect that their future impact on the Company’s financial statements will be immaterial. For the year ended December 31, 2009, a net loss of $38 thousand was recognized. The 2009 amount includes the gain of $221 thousand on the sale of the Bank’s claims against Lehman and Lehman Special Financing. For the year ended December 31, 2008, a net gain of $1.1 million related to the change in value of the customer swaps that were formerly offset with Lehman Special Financing was recognized. For the year ended December 31, 2007, neither income nor losses associated with interest rate swap transactions were material to the financial statements.

In 2005, the Bank terminated two interest rate swap agreements that hedged a portion of the interest rate variability in its portfolio of prime rate loans in support of enhancing its interest rate sensitivity position. The entire cost to unwind the swap agreements was fully amortized at December 31, 2007, and thus no expenses were recognized during the year ended December 31, 2008. For the year ended December 31, 2007, the Company recognized $300 thousand of such expenses.

The Company is also obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2010, $3.2 million; in 2011, $2.9 million; in 2012, $1.7 million; in 2013, $1.3 million; in 2014, $1.3 million; and the remainder to 2020, $5.0 million.

Contractual Obligations

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2009.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Leases covering various equipment, branches, office space and land	$15,366	$3,189	$4,530	$2,609	$5,038
Time deposits	354,601	276,123	68,855	9,571	52
FHLB borrowings	45,000	45,000	—	—	—
Overnight sweep and settlement accounts, net	678	678	—	—	—
Securities sold under agreements to repurchase	3,000	—	1,000	2,000	—
Senior unsecured debt	29,000	—	29,000	—	—
Junior subordinated debentures	20,620	—	—	—	20,620

Total	$468,265	$324,990	$103,385	$14,180	$25,710

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

On December 5, 2008, the Company issued to the Treasury for aggregate consideration of $36,842,000 (i) 36,842 shares of Series A Preferred Stock and (ii) Warrant to purchase 465,569 shares of the Company’s common stock at $11.87 per share. Such securities were issued pursuant to a letter agreement dated December 5, 2008 and the Securities Purchase Agreement – Standard Terms (“Securities Purchase Agreement”) attached thereto between the Company and the Treasury. This increase in capital has allowed the Company to reinforce its commitment to serve the credit needs of our clients and the communities in which we operate. The Company contributed $34 million of this capital to its Bank subsidiary in December 2008.

Total stockholders’ equity amounted to $149 million at December 31, 2009 and $154 million at December 31, 2008, largely reflecting the net loss recorded for the year ended December 31, 2009. Substantially offsetting the 2009 net loss was an increase in equity recorded as a result of the December 2009 exchange of the Company’s $10 million, 8.25% subordinated notes for an aggregate of 1,656,600 shares of common stock. Each share of common stock in the exchange was valued at $6.50. The balance of the change in stockholders’ equity in 2009 can be attributed to an increase in other comprehensive income and stockholder dividend reinvestment. Internal capital generation, defined as earnings less cash dividends paid on common and preferred stock, is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

As a participant in the Treasury CPP, the Company is subject to certain restrictions regarding dividend payments, stock repurchases and executive compensation. The Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011. Furthermore, the ARRA prohibits the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees. This prohibition does not apply to the granting of restricted stock, provided that the stock does not fully vest during the time the Treasury owns any debt or equity acquired under the CPP (unless the only securities outstanding are warrants acquired under the CPP) and the amount of restricted stock granted does not have a value greater than one-third of the total annual compensation of the recipient. The ARRA also prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason except for payments relating to services already performed or benefits previously accrued. In addition, under ARRA, any bonus payment made to the twenty (20) most highly compensated employees of the Company is subject to recovery by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. On June 15, 2009, the Treasury issued an Interim Final Rule to provide guidance on the executive compensation provisions under ARRA. The Interim Final Rule clarified that any payments made in connection with a change in control of the Company will be prohibited golden parachute payments. Under the Interim Final Rule, a golden parachute payment is treated as paid at the time of departure or change in control and may include a right to amounts actually payable after the TARP period. In addition, the Interim Final Rule clarifies that in addition to payments for services performed or benefits accrued, (i) payments under tax-qualified retirement plans, (ii) payments made due to the employee’s death or disability and (iii) severance or similar payments required to be made pursuant to a state statute or foreign law are excluded from prohibited payments. The Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement which governs the sale of the Series A Preferred Stock to the Treasury.

The Series A Preferred Stock qualifies as Tier 1 capital for bank regulatory purposes and pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. When originally issued, the Series A Preferred Stock could be redeemed by the Company after three years or, prior to the end of three years, only with the proceeds from a qualified equity offering. After three years, the Company could, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. However, pursuant to the ARRA, which was signed into law on February 17, 2009, subject to the approval by the Treasury and the Company’s federal regulator, the Company may repay any assistance provided under TARP without regard to whether the Company has replaced such funds from any other source or to any waiting period. The Series A Preferred Stock is generally non-voting.

The Warrant has a 10-year term and is immediately exercisable at an exercise price equal to $11.87 per share of the common stock. The Warrant provides for the adjustment of the exercise price and the number of shares of the Company’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price.

The Company’s tangible common equity to tangible assets ratio was 6.93% at December 31, 2009 compared to 6.91% at December 31, 2008. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. Set forth below is the calculation of the actual unaudited TCE ratio as of December 31, 2009, reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets (in thousands):

Total stockholders’ equity	$148,515
Less: preferred stock	(36,016)
Less: warrant	(1,057)

Total common stockholders’ equity	111,442
Less: intangible assets	—

Tangible common equity	$111,442

Total assets	$1,607,712
Less: intangible assets	—

Tangible assets	$1,607,712

The Company and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC. Table II summarizes the Company’s and the Bank’s capital ratios as of December 31, 2009 and compares them to minimum regulatory guidelines and December 31, 2008 and December 31, 2007 actual results. The Company’s ratios exceed the minimum regulatory guidelines, and the Bank’s ratios exceed both the minimum regulatory guidelines for a well-capitalized institution and the minimum requirements under FDICIA. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company’s and the Bank’s operations and financial statements. See “Supervision and Regulation.”

TABLE II
		The Company’s Ratios as of December 31,
	Regulatory Minimum
		2009	2008	2007

Tier I Leverage	3.00 - 4.00%	8.68%	9.38%	7.03%
Tier I Capital/Risk-Weighted Assets	4.00%	11.26%	12.03%	10.04%
Total Capital/Risk-Weighted Assets	8.00%	12.52%	14.07%	12.11%

					Regulatory Criteria for a Well-Capitalized Institution
	Regulatory Minimum	The Bank’s Ratios as of December 31,

		2009	2008	2007

Tier I Leverage	3.00 - 5.00%	8.46%	9.52%	7.43%	5.00%
Tier I Capital/Risk-Weighted Assets	4.00%	10.98%	12.22%	10.62%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	12.24%	13.47%	11.85%	10.00%

Under New York Business corporation law, the Company can only pay dividends out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the DRP. State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval. Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its January 26, 2010 meeting. The cash dividend will be paid on March 17, 2010 to stockholders of record on February 17, 2010. During 2009, the Company declared $2.9 million in dividends and received $381 thousand from the reinvestment of dividends by stockholders participating in the Company’s DRP.

The Company did not repurchase any shares of its common stock during 2009 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

At the Company’s 2009 annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to change the par value of the common stock to $0.01 per share from $5.00 per share. If such amendment had not been approved, and if the Company had determined that it was in the best interests of the Company to raise capital through an offering of common stock, the Company’s capital raising options may have been limited to issuance of treasury stock or preferred stock unless the sale price of the common stock was at least $5.00 per share. The par value of the Company’s common stock was changed to $0.01 per share from $5.00 per share in the second quarter of 2009, resulting in both a decrease in common stock and an increase in surplus of $77,299,566.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032 at par. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034 at par. The weighted average cost of all trust preferred securities outstanding was 4.12% during 2009 and 6.35% during 2008. Under the CPP, the Company must get approval from the Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding.

The Company’s DRP allows existing stockholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis at up to a 15% discount from the current market price. During 2009 and 2008, $381 thousand and $3.0 million, respectively, were added to stockholders’ equity through plan participation in each year. Approximately 11% of the Company’s cash dividends were reinvested in 2009 under this plan, and since inception, approximately $26 million in additional equity has been added through plan participation. Management anticipates continued future growth in equity through the DRP although the rate will be slower due to the reduced cash dividend rate.

Liquidity

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. The FRB increased this rate in February 2010 and intends to use this rate as a monetary policy tool in the coming year. Liquid assets declined to $419 million at December 31, 2009 from $457 million at December 31, 2008, resulting largely from a reduction in interest earning balances at the FRB. Liquidity is also provided by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

Liquidity is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources, while non-maturity deposit flows and securities prepayments are somewhat less predictable in nature, as they are often subject to external factors beyond the control of management. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At December 31, 2009, total deposits were $1.3 billion, a decrease of $131 million from December 31, 2008. Of the Company’s total time deposits at December 31, 2009, $276 million are scheduled to mature within the next twelve months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits. During 2009 and 2008, proceeds from sales and maturities of securities available for sale totaled $238 million and $258 million, respectively. Additionally, in March 2009 the Bank issued $29 million in senior unsecured debt guaranteed by the FDIC under the TLGP. These funds mature in March 2012.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the years ended December 31, 2009 and 2008, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan and lease losses) totaling $25 million and $103 million, respectively. The Company did not purchase any loans in 2009 or 2008. The Company purchased securities available for sale totaling $244 million and $259 million in 2009 and 2008, respectively. To support the Company’s municipal banking business, certain short-term tax-exempt securities are purchased and often sold prior to maturity. In 2009 these purchases, and subsequent sales, amounted to $16 million.

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

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2009, access to approximately $148 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At December 31, 2009, approximately $81 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At December 31, 2009, $45 million in advances were outstanding under lines of credit with the FHLB. At December 31, 2009, no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized CDARS for $53 million in short-term certificates of deposit outstanding at December 31, 2009. CDARS deposits are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding. As of December 31, 2009, $30 million in such brokered deposits were outstanding, none of which is maturing in 2010. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Interest rate risk arises from repricing risk, basis risk, yield curve risk and option risk, and is measured using financial modeling techniques including interest rate ramp and shock simulations to measure the impact of changes in interest rates on earnings for periods of up to two years. These simulations are used to determine whether corrective action may be warranted or required in order to adjust the overall interest rate risk profile of the Company. Asset and liability management strategies may also involve the use of instruments such as interest rate swaps to hedge interest rate risk. Management performs simulation analysis to assess the Company’s asset/liability position on a dynamic repricing basis using software developed by a well known industry vendor. Simulation modeling applies alternative interest rate scenarios to the Company’s balance sheet to estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings stability in a variety of interest rate environments.

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to +200 and -100 basis point changes in interest rates over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates. In prior periods the earnings at risk was measured under a -200bp scenario. Due to the historically low interest rates at December 31, 2009, it was decided that a -200bp scenario would not be relevant. At December 31, 2009, a +300 basis point scenario was also measured.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment. Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.

As of December 31, 2009 and 2008, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have relatively no impact on the Company’s net interest income.

% Change in Net Interest Income

12 Month Interest Rate Changes

Basis Points

	December 31, 2009					December 31, 2008

Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300	Down 100	Base Flat	Up 100	Up 200

Year One	-1.4%	0.0%	0.3%	0.2%	0.0%	-1.8%	0.0%	0.9%	1.9%
Year Two	-2.9%	1.0%	1.1%	0.3%	-0.8%	-1.6%	0.9%	1.3%	1.9%

For a discussion about a recent interagency advisory regarding sound practices for managing interest rate risk, please see “Supervision and Regulation, Interest Rate Risk Management Advisory.”

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

As of December 31, 2009 and 2008, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 200 and -100 basis points was low. The small changes in the percentage change in MVPE and the MVPE Ratio was attributable to the low interest rate environment at December 31, 2009, and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability

Immediate Interest Rate Shocks

Basis Points

	December 31, 2009				December 31, 2008

	Down 100	Base Flat	Up 100	Up 200	Down 100	Base Flat	Up 100	Up 200

% Change in MVPE (1)	-0.8%	0.0%	-1.7%	-4.2%	-0.9%	0.0%	-1.7%	-4.2%
MVPE Ratio	20.8%	21.5%	21.4%	21.0%	16.5%	17.0%	16.8%	16.3%

(1)	Assumes 40% marginal tax rate.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
State Bancorp, Inc.
Jericho, New York

We have audited the accompanying consolidated balance sheets of State Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity and comprehensive income (loss) for each of the three years in the three-year period ended December 31, 2009. We also have audited State Bancorp Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). State Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bancorp Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, State Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

Livingston, New Jersey
March 12, 2010

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008	2009	2008

ASSETS:
Cash and due from banks	$28,624,393	$101,988,240
Securities purchased under agreements to resell	—	1,000,000

Total cash and cash equivalents	28,624,393	102,988,240
Securities available for sale - at estimated fair value	415,985,214	412,379,205
Federal Home Loan Bank and other restricted stock	7,360,943	4,823,143
Loans and leases (net of allowance for loan and lease losses of $28,710,968 in
2009 and $18,668,451 in 2008)	1,068,924,209	1,098,548,188
Loans held for sale	669,649	5,321,577
Bank premises and equipment - net	6,338,650	6,688,432
Bank owned life insurance	30,592,734	29,897,956
Net deferred income taxes	27,485,579	18,142,368
Prepaid FDIC assessment	7,532,980	—
Other assets	14,198,064	14,705,393

TOTAL ASSETS	$1,607,712,415	$1,693,494,502

LIABILITIES:
Deposits:
Demand	$381,066,001	$351,629,362
Savings	613,894,179	612,251,609
Time	354,601,424	517,167,256

Total deposits	1,349,561,604	1,481,048,227
Other temporary borrowings	48,000,000	3,000,000
Senior unsecured debt	29,000,000	—
Subordinated notes	—	10,000,000
Junior subordinated debentures	20,620,000	20,620,000
Overnight sweep and settlement accounts payable, net	—	13,174,175
Other accrued expenses and liabilities	12,015,678	11,732,765

Total liabilities	1,459,197,282	1,539,575,167

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842,000	36,016,376	35,800,172
Common stock, $0.01 par value in 2009 and $5.00 par value in 2008, authorized 50,000,000 shares in 2009 and 20,000,000 shares in 2008; issued 17,297,546 shares in 2009 and 15,490,895 shares in 2008; outstanding 16,331,862 shares in 2009 and 14,461,634 shares in 2008	172,976	77,454,475
Warrant	1,056,842	1,056,842
Surplus	178,673,153	89,984,480
Retained deficit	(57,432,360)	(37,634,783)
Treasury stock (965,684 shares in 2009 and 1,029,261 shares in 2008)	(16,276,266)	(17,262,240)
Accumulated other comprehensive income (net of taxes of $4,149,974 in 2009 and $2,976,111 in 2008)	6,304,412	4,520,389

Total stockholders’ equity	148,515,133	153,919,335

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,607,712,415	$1,693,494,502

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007	2009	2008	2007

INTEREST INCOME:
Interest and fees on loans and leases	$60,200,479	$70,258,403	$82,489,409
Federal funds sold and securities purchased under agreements to resell	6,272	981,360	3,388,753
Securities held to maturity - taxable	—	—	80,541
Securities available for sale - taxable	17,677,479	19,595,348	23,816,124
Securities available for sale - tax-exempt	87,942	200,291	498,961
Securities available for sale - dividends	—	39,667	119,000
Dividends on Federal Home Loan Bank and other restricted stock	107,573	367,964	487,590

Total interest income	78,079,745	91,443,033	110,880,378

INTEREST EXPENSE:
Deposits	13,338,605	23,328,670	42,254,508
Temporary borrowings	116,066	3,009,813	5,716,361
Senior unsecured debt	843,644	—	—
Subordinated notes	852,262	924,741	922,449
Junior subordinated debentures	849,695	1,309,903	1,821,679

Total interest expense	16,000,272	28,573,127	50,714,997

Net interest income	62,079,473	62,869,906	60,165,381
Provision for loan and lease losses	39,500,000	17,225,744	4,463,500

Net interest income after provision for loan and lease losses	22,579,473	45,644,162	55,701,881

OTHER INCOME:
Service charges on deposit accounts	2,161,324	2,217,161	2,098,697
Other-than-temporary impairment losses on securities	(4,000,000)	(6,203,195)	—
Net gains (losses) on sales of securities	994,251	47,548	(218,607)
Income from bank owned life insurance	694,778	891,337	1,115,603
Other operating income	1,648,867	3,412,043	2,380,307

Total other income	1,499,220	364,894	5,376,000

Income before operating expenses	24,078,693	46,009,056	61,077,881

OPERATING EXPENSES:
Salaries and other employee benefits	23,373,202	22,879,664	30,404,429
Occupancy	5,895,768	5,930,242	5,395,273
Equipment	1,224,773	1,315,517	1,346,002
Legal	784,120	3,115,008	2,737,900
Marketing and advertising	775,000	811,808	1,256,736
FDIC and NYS assessment	3,627,661	865,924	264,895
Credit and collection	5,193,335	1,058,965	903,490
Goodwill impairment	—	—	2,390,924
Other operating expenses	7,629,591	7,774,223	7,213,212

Total operating expenses	48,503,450	43,751,351	51,912,861

(LOSS) INCOME BEFORE INCOME TAXES	(24,424,757)	2,257,705	9,165,020
(BENEFIT) PROVISION FOR INCOME TAXES	(9,604,659)	451,102	2,935,542

NET (LOSS) INCOME	(14,820,098)	1,806,603	6,229,478

Preferred dividends and accretion	2,058,304	142,937	—

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(16,878,402)	$1,663,666	$6,229,478

NET (LOSS) INCOME PER COMMON SHARE - BASIC	$(1.16)	$0.12	$0.45
NET (LOSS) INCOME PER COMMON SHARE - DILUTED	$(1.16)	$0.12	$0.45

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007	2009	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(14,820,098)	$1,806,603	$6,229,478
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	39,500,000	17,225,744	4,463,500
Write down of loans held for sale to estimated fair value	4,033,533	—	—
Depreciation and amortization of bank premises and equipment	1,572,527	1,595,621	1,322,902
Deferred income tax (benefit) expense	(10,517,074)	(3,088,781)	16,517,127
Amortization of net premium on securities	2,836,778	1,961,382	1,418,363
Other-than-temporary impairment losses on securities recognized in earnings	4,000,000	6,203,195	—
Net (gains) losses on sales of securities	(994,251)	(47,548)	218,607
Net (gains) losses on sales of loans held for sale	(83,332)	250,000	36,286
Income from bank owned life insurance	(694,778)	(891,337)	(1,115,603)
Change in fair value of derivative contracts	512,842	(1,631,453)	—
Expenses associated with the exchange of subordinated notes for common equity	736,593	—	—
Stock-based compensation expense	938,391	923,001	604,149
Directors’ stock plan expense	139,860	293,320	(30,147)
Proceeds from sales of loans held for sale	15,900,823	4,250,000	5,367,802
(Increase) decrease in other assets	(1,442,762)	2,693,304	3,003,411
Decrease (increase) in receivable - current income taxes	305,156	13,690,763	(14,034,377)
(Increase) in prepaid FDIC assessment	(7,532,980)	—	—
Decrease in accrued legal expenses	(286,191)	(374,629)	(65,349,369)
Increase (decrease) in other accrued expenses and other liabilities	1,625,136	(7,118,899)	(5,070,796)

Net cash provided by (used in) operating activities	35,730,173	37,740,286	(46,418,667)

INVESTING ACTIVITIES:
Proceeds from maturities of securities held to maturity	—	—	6,375,996
Proceeds from sales of securities available for sale	116,387,119	88,001,718	141,868,886
Proceeds from maturities of securities available for sale	121,346,044	170,054,426	325,017,422
Purchases of securities available for sale	(244,223,813)	(259,351,211)	(361,092,844)
(Increase) decrease in Federal Home Loan Bank and other restricted stock	(2,537,800)	6,230,500	(6,345,300)
Net proceeds from sale of leasing subsidiary assets	—	3,846,656	—
Increase in loans and leases - net	(25,075,117)	(103,137,633)	(68,859,271)
Purchases of bank premises and equipment - net	(1,222,745)	(2,506,560)	(1,056,945)

Net cash (used in) provided by investing activities	(35,326,312)	(96,862,104)	35,907,944

FINANCING ACTIVITIES:
Increase (decrease) in demand and savings deposits	31,079,209	69,502,659	(39,123,762)
(Decrease) increase in time deposits	(162,565,832)	86,692,441	(197,120,601)
Increase (decrease) in other temporary borrowings	45,000,000	(136,031,328)	138,974,928
(Decrease) increase in overnight sweep and settlement accounts payable, net	(13,174,175)	12,343,183	(58,412)
Cash dividends paid on common stock	(2,919,175)	(7,149,319)	(6,235,302)
Cash dividends paid on preferred stock	(1,739,761)	—	—
Proceeds from the issuance of preferred shares and common stock warrant	—	36,842,000	—
Proceeds from issuance of senior unsecured debt	29,000,000	—	—
Private placement expenses	—	—	(252,735)
Proceeds from reissuance of treasury stock	170,922	—	—
Proceeds from shares issued under the dividend reinvestment plan	381,104	2,978,143	2,984,149
Proceeds from shares issued pursuant to compensation awards	—	552,065	1,511,799

Net cash (used in) provided by financing activities	(74,767,708)	65,729,844	(99,319,936)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,363,847)	6,608,026	(109,830,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	102,988,240	96,380,214	206,210,873

CASH AND CASH EQUIVALENTS AT END OF YEAR	$28,624,393	$102,988,240	$96,380,214

SUPPLEMENTAL DATA:
Interest paid	$16,748,026	$29,210,190	$50,856,474
Income taxes paid	$478,886	$154,551	$9,452,122
Loans transferred to held for sale	$16,224,356	$9,821,577	$5,422,497
Common stock exchanged for subordinated notes	$10,767,900	$—	$—

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007

	Preferred Stock	Common Stock	Warrant	Surplus	Retained Deficit

Balance, January 1, 2007	$—	$73,021,015	$—	$83,767,505	($32,158,439)
Net income	—	—	—	—	6,229,478
Other comprehensive income, net of tax:
Unrealized gains (1)	—	—	—	—	—
Reclassification adjustment (2)	—	—	—	—	—
Cash flow hedges (3)	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Cash dividend on common stock ($.45 per share)	—	—	—	—	(6,235,302)
Shares issued under the dividend reinvestment plan (178,099 shares at 95% of market value)	—	890,495	—	2,093,654	—
Stock options exercised (357,025 shares less 138,721 shares exchanged as part of exercise)	—	1,091,520	—	420,279	—
Stock-based compensation expense	—	(21,290)	—	625,439	—
Private placement expenses	—	—	—	(252,735)	—

Balance, December 31, 2007	—	74,981,740	—	86,654,142	(32,164,263)
Net income	—	—	—	—	1,806,603
Other comprehensive income, net of tax:
Unrealized losses (1)	—	—	—	—	—
Reclassification adjustment (2)	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Issuance of preferred shares and common stock warrant	35,785,158	—	1,056,842	—	—
Accretion of discount on preferred shares	15,014	—	—	—	(15,014)
Cash dividend on common stock ($.50 per share)	—	—	—	—	(7,149,319)
Cash dividend on preferred stock (5%)	—	—	—	—	(127,923)
Shares issued under the dividend reinvestment plan (245,699 shares at 95% of market value)	—	1,228,495	—	1,749,648	—
Stock options exercised (96,390 shares less 36,381 shares exchanged as part of exercise)	—	300,045	—	252,020	—
Stock-based compensation (137,388 shares)	—	686,940	—	220,928	15,133
Stock issued under directors’ stock plan (51,451 shares)	—	257,255	—	1,107,742	—

Balance, December 31, 2008	35,800,172	77,454,475	1,056,842	89,984,480	(37,634,783)
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share	—	(77,299,566)	—	77,299,566	—
Net loss	—	—	—	—	(14,820,098)
Other comprehensive income, net of tax:
Unrealized losses (1)	—	—	—	—	—
Reclassification adjustment (2)	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Exchange of $10 million of 8.25% subordinated notes for common stock (1,656,600 shares)	—	16,566	—	10,751,334	—
Accretion of discount on preferred shares	216,204	—	—	—	(216,204)
Cash dividend on common stock ($.20 per share)	—	—	—	—	(2,919,175)
Cash dividend on preferred stock (5%)	—	—	—	—	(1,842,100)
Shares issued under the dividend reinvestment plan (55,657 shares at 95% of market value)	—	557	—	380,547	—
Treasury stock reissued (21,968 shares)	—	—	—	(199,238)	—
Stock-based compensation (83,769 shares)	—	838	—	937,553	—
Stock issued under directors’ stock plan (10,625 shares, 41,609 treasury shares reissued)	—	106	—	(481,089)	—

Balance, December 31, 2009	$36,016,376	$172,976	$1,056,842	$178,673,153	($57,432,360)

(1) Unrealized gains (losses) on securities available for sale, net of taxes of $2,450,248, ($2,594) and ($19,293) in 2007, 2008 and 2009, respectively. In 2009 under adoption of OTTI guidance, there were no changes in unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

(2) Adjustment for (gains) losses included in net income, net of taxes of ($83,221), ($2,443,792) and ($1,193,156) in 2007, 2008 and 2009, respectively.

(3) Net of taxes of $119,880.

See Notes to Consolidated Financial Statements.

	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2007	($16,646,426)	($3,843,145)	$104,140,510
Net income	—	—	6,229,478
Other comprehensive income, net of tax:
Unrealized gains (1)	—	—	4,340,114
Reclassification adjustment (2)	—	—	135,386
Cash flow hedges (3)	—	—	180,120

Total other comprehensive income	—	4,655,620	4,655,620
Total comprehensive income	—	—	10,885,098
Cash dividend on common stock ($.45 per share)	—	—	(6,235,302)
Shares issued under the dividend reinvestment plan (178,099 shares at 95% of market value)	—	—	2,984,149
Stock options exercised (357,025 shares less 138,721 shares exchanged as part of exercise)	—	—	1,511,799
Stock-based compensation expense	—	—	604,149
Private placement expenses	—	—	(252,735)

Balance, December 31, 2007	(16,646,426)	812,475	113,637,668
Net income	—	—	1,806,603
Other comprehensive income, net of tax:
Unrealized losses (1)	—	—	(3,941)
Reclassification adjustment (2)	—	—	3,711,855

Total other comprehensive income	—	3,707,914	3,707,914
Total comprehensive income	—	—	5,514,517
Issuance of preferred shares and common stock warrant	—	—	36,842,000
Accretion of discount on preferred shares	—	—	—
Cash dividend on common stock ($.50 per share)	—	—	(7,149,319)
Cash dividend on preferred stock (5%)	—	—	(127,923)
Shares issued under the dividend reinvestment plan (245,699 shares at 95% of market value)	—	—	2,978,143
Stock options exercised (96,390 shares less 36,381 shares exchanged as part of exercise)	—	—	552,065
Stock-based compensation (137,388 shares)	—	—	923,001
Stock issued under directors’ stock plan (51,451 shares)	(615,814)	—	749,183

Balance, December 31, 2008	(17,262,240)	4,520,389	153,919,335
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share	—	—	—
Net loss	—	—	(14,820,098)
Other comprehensive income, net of tax:
Unrealized losses (1)	—	—	(28,570)
Reclassification adjustment (2)	—	—	1,812,593

Total other comprehensive income	—	1,784,023	1,784,023
Total comprehensive loss	—	—	(13,036,075)
Exchange of $10 million of 8.25% subordinated notes for common stock (1,656,600 shares)	—	—	10,767,900
Accretion of discount on preferred shares	—	—	—
Cash dividend on common stock ($.20 per share)	—	—	(2,919,175)
Cash dividend on preferred stock (5%)	—	—	(1,842,100)
Shares issued under the dividend reinvestment plan (55,657 shares at 95% of market value)	—	—	381,104
Treasury stock reissued (21,968 shares)	370,160	—	170,922
Stock-based compensation (83,769 shares)	—	—	938,391
Stock issued under directors’ stock plan (10,625 shares, 41,609 treasury shares reissued)	615,814	—	134,831

Balance, December 31, 2009	($16,276,266)	$6,304,412	$148,515,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations - The consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”). The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB Financial Services Corp. (“SB Financial”), SB ORE Corp., SB Equipment Leasing Corp., formerly known as Studebaker-Worthington Leasing Corp., (“SB Equipment”) and New Hyde Park Leasing Corporation and its subsidiary, P.W.B. Realty, L.L.C. SB Portfolio is a fixed income portfolio management subsidiary that currently has no assets under management. On June 2, 2008, the Bank completed the previously announced sale of substantially all of the assets of its leasing subsidiary, SB Equipment. SB Equipment and SB Financial were dissolved on December 29, 2008. State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.” All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The allowance for loan and lease losses, fair values of financial instruments, accounting for income taxes and other-than-temporary impairment of investment securities are particularly subject to change.

Securities Held to Maturity and Securities Available for Sale - At the time of purchase of a security, the Bank designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Bank has the positive intent and ability to hold such securities to maturity. Securities available for sale are stated at estimated fair value. Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized. Interest earned on investment securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities and collateralized mortgage obligations where prepayments are anticipated.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Income Recognition – Interest on loans and leases is credited to income when earned. The Bank generally discontinues the accrual of interest on loans and leases whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due. Income is not accrued for installment loans which are 90 days past due unless the Bank holds cash collateral. Interest received on non-accrual loans and leases is either applied against principal or reported as income, according to management’s judgment as to the collectibility of the principal.

Allowance for Loan and Lease Losses - The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense. Loans and leases are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans and leases are credited to the allowance. The balance in the allowance for loan and lease losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable inherent losses. To determine that level, management evaluates problem loans and leases based on the financial condition of the borrower, the value of collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and lease and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. While management utilizes all available information to estimate the adequacy of the allowance for loan and lease losses, the ultimate collectibility of a substantial portion of the loan and lease portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

Commercial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all non-accrual loans in excess of $250 thousand for impairment. Those with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans and leases, such as consumer and residential mortgages, are collectively evaluated for impairment. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Earnings Per Common Share - Basic earnings per common share is computed based on the weighted-average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options and common stock warrants. These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits. For periods in which a loss is reported, the impact of restricted stock, stock options and common stock warrants is not considered as the result would be anti-dilutive.

For the Years Ended December 31,	2009	2008	2007

Net loss	$(14,820,098)	$—	$—

Less: dividends accrued and accretion of discount on preferred stock	(2,058,304)	—	—

Loss attributable to common stockholders	$(16,878,402)	$—	$—

Distributed earnings allocated to common stock	$—	$7,065,626	$6,192,238

Undistributed earnings allocated to common stock	—	(5,416,580)	(5,783)

Net earnings allocated to common stock	$—	$1,649,046	$6,186,455

Average market price	$7.75	$12.90	$17.49

Weighted average common shares outstanding, including shares considered participating securities	14,726,732	14,329,387	13,834,381

Less: weighted average participating securities	(225,877)	(180,430)	(96,280)

Weighted average common shares outstanding	14,500,855	14,148,957	13,738,101

Dilutive effect of stock options, restricted stock grants and common stock warrants	N/A*	42,629	129,376

Adjusted common shares outstanding - diluted	14,500,855	14,191,586	13,867,477

Net (loss) income per common share - basic	$(1.16)	$0.12	$0.45

Net (loss) income per common share - diluted	$(1.16)	$0.12	$0.45

Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569	—

Other antidilutive potential shares not included in the calculation	636,158	434,590	454,923

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

Loans Foreclosed - Property acquired through foreclosure (other real estate owned or “OREO”) is initially recorded at fair value less estimated selling costs and carried at the lower of cost or fair value less costs to sell. Carrying value in excess of net fair value at the time of foreclosure is charged against the allowance for loan and lease losses. Revenues and expenses from operations or changes in the carrying value of these assets subsequent to acquisition are included in operating expenses.

Accounting for Stock-Based Compensation - The Company accounts for stock-based compensation on a modified prospective basis with the fair value of any subsequent grants of stock-based compensation to be reflected in the statement of operations.

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

Employee Benefit Plans - The Company has an Employee Stock Ownership Plan (the “ESOP”) which is a defined contribution plan covering substantially all full-time employees. Company contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. The Bank has nonqualified deferred compensation plans for certain officers for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. Employee 401(k) expense is the amount of Bank matching contributions.

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

Adoption of New Accounting Guidance - In June 2009, the Financial Accounting Standards Board (“FASB”) replaced “The Hierarchy of Generally Accepted Accounting Principles” with “The FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The impact of adoption on September 30, 2009 was not material.

In April 2009, the FASB amended existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and to require those disclosures in summarized financial information at interim reporting periods. The impact of adoption on June 30, 2009 was not material as it required only disclosures which are included in the Fair Value footnote.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of operations. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. The impact of adoption on June 30, 2009 was not material.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The impact of adoption on June 30, 2009 was not material.

In June 2008, the FASB issued guidance addressing whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method. The guidance concluded that unvested share-based payment awards that contain non-forfeitable rights to dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. Our restricted stock awards are considered participating securities. The impact of adoption on January 1, 2009 was not material.

In March 2008, the FASB amended existing guidance in order to provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for and (3) how such items affect an entity’s financial position, performance and cash flows. The amended guidance requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The impact of adoption on January 1, 2009 was not material.

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting (formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill. An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Additionally, there were changes in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration. Disclosure requirements for business combinations were also enhanced. The impact of adoption on January 1, 2009 was not material. In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of adoption on January 1, 2009 was not material.

Newly Issued But Not Yet Effective Accounting Guidance - In June 2009, the FASB amended existing guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This amended guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This amended guidance must be applied to transfers occurring on or after the effective date. The impact of adoption is not expected to be material.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This amended guidance shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The impact of adoption is not expected to be material.

Reclassifications - Certain reclassifications have been made to prior years’ amounts to conform them to the current year’s presentation.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at December 31, 2009 and 2008, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009
Securities Available for Sale:
Obligations of states and political subdivisions	$12,446,193	$60,896	$(85,823)	$12,421,266
Government Agency securities	22,772,374	326,128	(188,583)	22,909,919
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	173,324,445	6,655,895	(278,940)	179,701,400
FNMA	148,303,949	4,386,800	(221,464)	152,469,285
GNMA	48,683,867	113,083	(313,606)	48,483,344

Total Securities Available for Sale	$405,530,828	$11,542,802	$(1,088,416)	$415,985,214

December 31, 2008
Securities Available for Sale:
Obligations of states and political subdivisions	$5,327,088	$33,926	$(704)	$5,360,310
Government Agency securities	22,538,511	835,036	—	23,373,547
Collateralized debt obligations	5,864,999	—	—	5,864,999
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	229,014,250	4,391,402	(47,275)	233,358,377
FNMA	126,282,702	2,198,936	(23,012)	128,458,626
GNMA	15,855,155	128,321	(20,130)	15,963,346

Total Securities Available for Sale	$404,882,705	$7,587,621	$(91,121)	$412,379,205

The amortized cost and estimated fair value of securities available for sale at December 31, 2009, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Securities Available for Sale:
Due in one year or less	$11,958,866	$12,284,993
Due after one year through five years	15,314,457	15,221,330
Due after five years through ten years	2,951,736	2,910,812
Due after ten years	4,993,508	4,914,050

Subtotal	35,218,567	35,331,185
Mortgage-backed Securities and collateralized mortgage obligations - residential	370,312,261	380,654,029

Total Securities Available for Sale	$405,530,828	$415,985,214

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes are shown below:

	2009	2008	2007

Proceeds	$116,387,119	$88,001,718	$141,868,886
Gross gains	1,379,052	302,134	138,864
Gross losses	384,801	254,586	357,471
Tax provision (benefit)	394,676	18,877	(83,221)

At December 31, 2009 and 2008, the Company owned no securities held to maturity and no securities available for sale for one issuer, other than the U.S. Government and its agencies, in excess of 10% of stockholders’ equity.

Securities available for sale with an amortized cost of $359,837,764 and $387,863,531 and an estimated fair value of $358,328,902 and $395,286,148 at December 31, 2009 and 2008, respectively, were pledged for public deposits and short-term borrowings.

In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.

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

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

December 31, 2009
Securities available for sale:
Obligations of states and political subdivisions	$(85,823)	$4,780,829	$—	$—	$(85,823)	$4,780,829
Government Agency securities	(188,583)	10,624,925	—	—	(188,583)	10,624,925
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	(278,940)	25,784,144	—	—	(278,940)	25,784,144
FNMA	(221,464)	32,997,906	—	—	(221,464)	32,997,906
GNMA	(313,606)	37,859,419	—	—	(313,606)	37,859,419

Total securities available for sale	$(1,088,416)	$112,047,223	$—	$—	$(1,088,416)	$112,047,223

December 31, 2008
Securities available for sale:
Obligations of states and political subdivisions	$(704)	$125,000	$—	$—	$(704)	$125,000
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	(33,540)	10,705,583	(13,735)	3,265,727	(47,275)	13,971,310
FNMA	(1,999)	504,953	(21,013)	3,106,042	(23,012)	3,610,995
GNMA	(20,130)	2,976,562	—	—	(20,130)	2,976,562

Total securities available for sale	$(56,373)	$14,312,098	$(34,748)	$6,371,769	$(91,121)	$20,683,867

Unrealized losses have not been recognized in operations because the issuers’ bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to recovery, and the decline in fair value is largely due to interest rates.

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

3. Loans and Leases – Net

At December 31, 2009 and 2008, net loans and leases consisted of the following:

	2009	2008

Commercial and industrial	$348,545,156	$398,181,040
Real estate - commercial mortgage	563,223,259	482,188,206
Real estate - residential mortgage	95,668,098	104,280,360
Real estate - commercial construction	56,915,417	64,465,322
Real estate - residential construction	25,739,948	56,004,149
Loans to individuals	4,666,917	5,620,003
Tax exempt and other	2,876,382	6,477,559

Loans and leases - net of unearned income	1,097,635,177	1,117,216,639
Less: Allowance for loan and lease losses	28,710,968	18,668,451

Loans and leases - net	$1,068,924,209	$1,098,548,188

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York. It is the Bank’s policy to spread risk among a broad range of industries and to monitor concentration and associated levels of risk on an ongoing basis. As of December 31, 2009, 2008 and 2007, the concentration of loans exceeding 10% of total loans was the Bank’s loans totaling $386,801,000, $274,212,000 and $150,896,000, respectively, to real estate operators, lessors and developers and, as of December 31, 2008 and 2007, $160,921,000 and $159,510,000, respectively, to building construction contractors. At December 31, 2009, the concentration of loans to building construction contractors was less than 10% of total loans. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $475,309, $1,135,040 and $3,039,982 at December 31, 2009, 2008 and 2007, respectively. New loans totaling $630,572, $1,058,445 and $1,696,992 were extended and payments of $1,290,303, $2,963,387 and $1,399,451 were received during 2009, 2008 and 2007, respectively, on these loans.

Activity in the allowance for loan and lease losses for the three years ended December 31, 2009 is as follows:

	2009	2008	2007

Balance, January 1	$18,668,451	$14,704,864	$16,411,925
Adjustment due to sale of SB Equipment assets	—	(2,002,155)	—
Provision charged to operations	39,500,000	17,225,744	4,463,500
Charge-offs	(16,893,729)	(5,674,672)	(5,365,092)
Write-downs incurred on the transfer of loans to loans held for sale	(13,255,057)	(5,914,132)	(1,190,304)
Recoveries	691,303	328,802	384,835

Balance, December 31	$28,710,968	$18,668,451	$14,704,864

As of December 31, 2009, 2008 and 2007, the recorded investment in loans and leases that are considered to be impaired is summarized below.

	2009	2008	2007

Impaired loans with related allowances for loss	$4,431,583	$11,908,500	$3,734,156
Allowance for loan loss specifically allocated to impaired loans	(836,433)	(1,954,590)	(1,537,256)

	3,595,150	9,953,910	2,196,900
Impaired loans with no related allowance for loan loss	599,919	—	287,778

Net impaired loans	$4,195,069	$9,953,910	$2,484,678

Average impaired loan and lease balance	$16,721,057	$12,007,748	$5,746,758
Interest income recognized on impaired loans and leases	$95,309	$87,615	$16,198

At December 31, 2009, 2008 and 2007, loans and leases with unpaid principal balances on which the Bank is no longer accruing interest income were $6,733,281, $16,071,672 and $5,791,733, respectively. Interest income would have been approximately $735,000, $951,000 and $459,000 greater in 2009, 2008 and 2007 respectively, had these loans and leases been current. Interest income on total non-accrual loans and leases, which is recorded only when received, amounted to approximately $6,000, $68,000, and $19,000 for 2009, 2008 and 2007, respectively. At December 31, 2009, there was one loan, a residential mortgage with a principal balance of $436,000, restructured and still accruing interest. At December 31, 2008 and 2007, there were no restructured loans and leases still accruing interest. At December 31, 2009, 2008 and 2007, loans and leases 90 days or more past due and still accruing interest totaled $3,800,000, $2,500 and $28,429, respectively.

At December 31, 2009, 2008 and 2007, commercial real estate mortgages of $185,034,931, $179,761,252 and $179,709,211, respectively, were pledged as collateral for borrowings from the FHLB.

4. Bank Premises and Equipment – Net

At December 31, 2009 and 2008, Bank premises and equipment consisted of the following:

	Cost	Accumulated Depreciation/ Amortization	Net Book Value

December 31, 2009:
Building	$3,205,988	$1,682,700	$1,523,288
Leasehold improvements	5,878,609	3,332,769	2,545,840
Furniture and fixtures	5,318,047	4,158,364	1,159,683
Computer equipment and software	6,017,738	4,907,899	1,109,839

Total	$20,420,382	$14,081,732	$6,338,650

December 31, 2008:
Building	$2,803,628	$1,555,667	$1,247,961
Leasehold improvements	6,222,283	3,320,858	2,901,425
Furniture and fixtures	5,251,725	4,063,042	1,188,683
Computer equipment and software	5,811,664	4,461,301	1,350,363

Total	$20,089,300	$13,400,868	$6,688,432

Depreciation expense totaled $1,572,527, $1,595,621 and $1,322,902 for the years ended December 31, 2009, 2008 and 2007, respectively.

5. Other Assets

At December 31, 2009 and 2008, other assets consisted of the following:

	2009	2008

Interest receivable - investments	$2,019,721	$2,673,981
Interest receivable - loans and leases	4,117,265	4,205,448
Prepaid expenses	2,168,605	2,068,592
Principal receivable - Mortgage-backed securities	636,051	713,397
Gross positive fair value of derivative contracts	1,836,468	3,132,311
Overnight sweep and settlement accounts, net	678,140	—
Other	2,741,814	1,911,664

Total	$14,198,064	$14,705,393

6. Deposits

At December 31, 2009 and 2008, certificates of deposit of $100 thousand or more were $188,688,190 and $300,292,328, respectively. Scheduled maturities of all certificates of deposit are as follows:

2010	$276,122,981
2011	59,399,664
2012	9,455,215
2013	6,114,104
2014	3,457,423
2015	52,037

Total	$354,601,424

7. Lines Of Credit and Other Temporary Borrowings

As of December 31, 2009 and 2008, correspondent banks extended unsecured lines of credit aggregating $81,000,000 and $82,000,000, respectively, to the Bank for the purchase of federal funds and for foreign exchange transactions. At December 31, 2009, correspondent banks also extended secured lines of credit aggregating $5,000,000. Federal funds purchased generally mature within one to seven days from the transaction date. Securities sold under agreements to repurchase mature within five years.

In addition to the above, the Bank may use a secured line of credit with the FHLB for overnight funding or on a term basis to match fund asset purchases. Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $240,000,000 of collateral, including approximately $185,000,000 in commercial real estate mortgages, it currently has pledged at FHLB, approximately $148,000,000 of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

On June 6, 2006, the Company entered into a revolving credit agreement with a correspondent bank. Under the agreement, the correspondent bank had made available to the Company a revolving line of credit of up to $10,000,000. During 2008 the Company exited this agreement. On August 14, 2008 the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with a different correspondent bank. Under the Credit Agreement, the correspondent bank had made available to the Company a revolving line of credit of up to $15,000,000. All amounts outstanding under the Credit Agreement would bear interest at a rate equal to LIBOR plus a margin assessed on a sliding scale between 110 and 140 basis points, based on the Company’s non-performing asset ratio and return on average assets ratio. The Credit Agreement provided for certain customary affirmative and negative covenants and events of default, including but not limited to limitations on other encumbrances, other indebtedness, mergers, acquisitions, asset sales, and investments. In addition, the Bank had to maintain its categorization as “well-capitalized” as defined in the “Regulatory Matters” footnote. During 2009 the Company exited the Credit Agreement. At December 31, 2008, no amount was outstanding under the Credit Agreement.

The following summarizes borrowed funds at December 31, 2009 and 2008:

	Outstanding at December 31,		Average Amount Outstanding		Weighted-Average Interest Rate on Average Amount Outstanding

	2009	2008	2009	2008	2009	2008

Federal funds purchased	—	—	$225,000	$6,129,000	0.44%	2.72%
Securities sold under agreements to repurchase	$3,000,000	$3,000,000	$3,863,000	$2,008,000	1.55%	1.88%
FHLB - overnight and term	$45,000,000	—	$12,805,000	$110,915,000	0.43%	2.52%
Obligations under equipment lease financing	—	—	—	$11,000	—	8.50%

For securities sold under agreements to repurchase, the following table provides additional information:

	2009	2008

Maximum outstanding at any month end	$3,000,000	$3,000,000

Weighted-average interest rate on balance, December 31,	1.88%	1.88%

Of the total borrowings outstanding at December 31, 2009, required payments of $45,000,000, $1,000,000 and $2,000,000 will be made in 2010, 2011 and 2014, respectively.

8. Senior Unsecured Debt, Subordinated Notes and Junior Subordinated Debentures

On March 31, 2009, the Bank issued $29,000,000 in senior unsecured debt due March 30, 2012 guaranteed by the FDIC under the FDIC’s TLGP. Interest at 2.625% per annum is payable semi-annually in arrears on the 30th day of each March and September, beginning September 30, 2009.

In 2006, the Company issued $10,000,000 in aggregate principal amount of its 8.25% Subordinated Notes due June 15, 2013 (the “Notes”) pursuant to a purchase agreement dated June 6, 2006 between the Company and the initial purchaser named therein. The Notes were issued pursuant to an Indenture dated June 8, 2006 by and between the Company and Wilmington Trust Company, as trustee (the “Indenture”). The Notes were unsecured and ranked subordinate and junior to all of the Company’s senior indebtedness to the extent and in the manner set forth in the Indenture. Interest on the Notes was payable semi-annually in arrears at an annual rate of 8.25% on June 15 and December 15 of each year, beginning December 15, 2006. The Notes were scheduled to mature on June 15, 2013 and were not redeemable before that date. The net proceeds from the sale of the Notes, after deducting offering expenses and the initial purchaser’s discount, were approximately $9,450,000 and qualified as Tier II capital for the Company. The Company contributed proceeds from the offering to the Bank which qualified as Tier I capital. The Notes were not registered under the Securities Act of 1933, as amended, or any state securities laws, and may not have been offered or sold in the United States absent registration or an applicable exemption from registration requirements. In December 2009, the Company exchanged the Notes plus accrued interest and a premium for an aggregate of 1,656,600 shares of common stock. Each share of common stock in the exchange was valued at $6.50.

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

Trust I and II are unconsolidated wholly owned subsidiaries of the Company, have no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company. Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive quarters each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures. The weighted average cost of all of the Company’s junior subordinated debentures was 4.12% in 2009 and 6.35% in 2008.

9. Income Taxes

The components of income tax expense for the years ended December 31, 2009, 2008 and 2007, are as follows:

	2009	2008	2007

Federal:
Current	$235,380	$3,881,944	$(13,204,782)
Deferred	(8,098,341)	(4,089,172)	18,287,655

Subtotal	(7,862,961)	(207,228)	5,082,873

State:
Current	677,035	(342,061)	(376,803)
Deferred	(2,418,733)	1,000,391	(1,770,528)

Subtotal	(1,741,698)	658,330	(2,147,331)

Total	$(9,604,659)	$451,102	$2,935,542

Total income tax (benefit) expense was different from the amounts computed by applying the statutory federal income tax rate to income before income taxes due to the following:

	2009			2008		2007

	Amount	% of Pretax Income		Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax (benefit) expense at statutory rate	$(8,548,665)	(35.0	) %	$790,198	35.0%	$3,207,757	35.0%
Surtax exemption	244,248	1.0		(22,577)	(1.0)	(91,650)	(1.0)
(Reduction) increase in taxes resulting from:
Tax-exempt interest on investments, net of interest expense disallowed	(67,995)	(0.3)		(133,317)	(5.9)	(214,525)	(2.3)
Bank owned life insurance	(236,224)	(1.0)		(303,055)	(13.4)	(379,305)	(4.1)
ESOP dividends	(86,313)	(0.3)		(230,309)	(10.2)	(201,708)	(2.2)
State income tax - net of Federal tax benefit	(1,149,520)	(4.7)		434,497	19.3	(248,690)	(2.7)
Goodwill impairment	—	—		—	—	812,880	8.9
Other	239,810	1.0		(84,335)	(3.8)	50,783	0.4

Income tax (benefit) expense	$(9,604,659)	(39.3	) %	$451,102	20.0%	$2,935,542	32.0%

At December 31, 2009 and 2008, the deferred tax assets and liabilities are composed of the following:

December 31,	2009	2008

Deferred tax assets:
Net operating loss carryforward	$18,505,970	$10,064,728
Allowance for loan and lease losses	11,552,874	7,440,987
OTTI	—	2,472,468
Bank premises and equipment	262,570	406,973
Accrued expenses	122,870	350,806
Deferred fees	509,885	344,618
Interest on non-accrual loans	496,145	154,998
Other	4,246	4,542

Subtotal	31,454,560	21,240,120

Deferred tax liabilities:
Unrealized holding gain on securities available for sale	(4,149,973)	(2,976,111)
Equity compensation plans	164,450	(109,340)
Prepaid expenses	16,542	(12,301)

Subtotal	(3,968,981)	(3,097,752)

Net deferred tax assets	$27,485,579	$18,142,368

As of December 31, 2009, the Company had deferred tax assets arising from deductible temporary differences and tax losses before being offset against certain deferred liabilities for presentation on the Company’s balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need and amount for a valuation allowance account. The deferred tax assets and liabilities are netted and presented in a single amount as net deferred income taxes in the accompanying consolidated balance sheets.

Effective January 1, 2007, the Company included earnings of the Delaware Subsidiaries for purposes of its financial statement provision for New York State (“NYS”) taxes. The impact of this inclusion for the years ended December 31, 2008 and 2007 was immaterial to the financial statements and earnings per share.

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

As of December 31, 2009, the Company has recorded an allowance of $20,000 for an uncertain tax position related to determination of state nexus for various states other than New York. Upon audit by these states, the Company may be obligated to pay a cumulative total between $15,000 and $20,000 in additional taxes, interest and penalties. The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. This allowance is not likely to change by a significant amount within the next year. In the event of subsequent recognition, the entire amount recognized would have an immaterial impact on the Company’s effective tax rate.

To date, the Company has not been audited on this tax position. Accordingly, the past three years of the state income tax returns are subject to examination in various states other than New York.

The Company has net operating loss carryforwards of approximately $43.7 million for Federal income tax and $64.2 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the year 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings.

At December 31, 2009, the Company assessed its earnings history and trend over the prior two years, its estimate of future earnings and the expiration dates of its net operating loss carryforwards. In the current year, management has positioned the Company for future earnings by selling underperforming assets and redeploying the proceeds to more attractive investments. In addition, the Company has enhanced the quality of its capital through a debt for equity swap. Based on these assessments, the Company determined that it was more likely than not that the deferred tax assets will be realized before their expiration.

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

No incentive stock options were granted during 2009, 2008 and 2007. At December 31, 2009, incentive stock options for the purchase of 254,319 shares were outstanding and exercisable. No options were exercised in 2009. The total intrinsic value of options exercised for the twelve months ended December 31, 2008 and 2007 was $292,899 and $2,515,923, respectively. The total cash received from option exercises for the twelve months ended December 31, 2008 and 2007 was $552,065 and $1,511,799, respectively, excluding the tax benefit realized for the twelve months ended December 31, 2008 and 2007of $37,069 and $69,800, respectively. In exercising those options, certain employees paid their option exercise price in full or in part by surrendering 36,381 shares at a fair market value of $509,408 during 2008 and 138,721 shares at a fair market value of $2,633,321 during 2007. The total exercisable shares at December 31, 2009 had no intrinsic value. A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding - January 1, 2009	330,914	$15.26
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(76,595)	13.69

Outstanding - December 31, 2009	254,319	$15.73

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of December 31, 2009:

Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price

$8.25 - $10.28	58,867	0.9 years	$9.76	58,867	$9.76
$12.45 - $13.61	84,839	2.7 years	13.08	84,839	13.08
$19.16	53,973	4.2 years	19.16	53,973	19.16
$22.63	56,640	5.2 years	22.63	56,640	22.63

	254,319	3.2 years	$15.73	254,319	$15.73

Restricted Stock Awards - Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During 2009, the Company awarded 89,507 shares of restricted stock to certain key employees. The restricted stock awarded in 2009 and 2008 primarily vests one-third on each of the third through fifth anniversaries of the award date. The restricted stock awarded in 2006 vested in full in September 2009 at a fair value of $66,590. The fair value of restricted stock awards vested during 2008 was $259,989. No restricted stock awards vested during 2007. Based on an estimated forfeiture rate, of those shares awarded in 2009 and 2008, 205,531 shares are expected to vest over the five year period. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $1,664,498 at December 31, 2009 and is expected to be expensed over the weighted average remaining vesting life of 2.6 years. For the years ended December 31, 2009, 2008 and 2007, $481,805, $184,214 and $125,349, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the years ended December 31, 2009, 2008 and 2007 of $163,814, $36,843 and $40,112, respectively.

A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - January 1, 2009	136,935	$13.50
Granted	89,507	7.53
Vested	(7,482)	19.95
Cancelled or forfeited	(3,242)	12.82

Nonvested - December 31, 2009	215,718	$10.81

At December 31, 2009, 349,814 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation – In November 2006, non-qualified stock options and restricted stock awards were granted to Thomas M. O’Brien, the Company’s and the Bank’s President and Chief Executive Officer, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years. The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%; (2) expected volatility 34.7%; (3) risk-free interest rate 4.57%; and (4) expected life of options 7.3 years. At December 31, 2009, 98,847 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at December 31, 2009 have no intrinsic value.

The restricted stock awarded to Mr. O’Brien totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the years ended December 31, 2009, 2008 and 2007 was $130,531, $200,981 and $274,650, respectively. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - January 1, 2009	45,983	$17.94
Granted	—	—
Vested	(16,724)	17.94
Cancelled or forfeited	—	—

Nonvested - December 31, 2009	29,259	$17.94

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock awarded to Mr. O’Brien is $877,800 and will be expensed over the weighted average remaining vesting life of 1.2 years. For the years ended December 31, 2009,

2008 and 2007, $478,800 was recognized as compensation expense in each period. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

11. Employee Benefit Plans

The Bank has an ESOP which is a defined contribution plan covering substantially all full-time employees. Bank contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. Employees become 20% vested after two years of employment, with an additional 20% vesting each year. Full vesting takes place upon the completion of six years of employment. Employee contributions are not permitted. At December 31, 2009, the ESOP had all of its assets invested in the Company’s common stock and cash. The Bank funds all amounts when due. At December 31, 2009 and 2008, the number of shares of stock held by the ESOP totaled 1,200,985 and 1,323,077, respectively, all of which were allocated to employee accounts. None of the allocated shares are subject to a repurchase obligation. Contributions under the ESOP charged to operations amounted to $1,185,330, $1,404,823 and $1,459,347 in 2009, 2008 and 2007, respectively.

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”), which covers substantially all full-time employees. Employees may elect to contribute up to 16% (or up to 35% for employees with annual earnings less than $110,000) of their annual gross compensation to the 401(k) Plan, and the Bank will fully match the employee’s contribution for the first 1% of gross annual compensation and will match one-half of additional employee contributions to a maximum of 3.5%. Employees are fully vested in their own contributions and, after one year of service, the Bank’s contributions. Bank contributions under the 401(k) Plan amounted to $590,005, $521,721and $489,179 in 2009, 2008 and 2007, respectively. The Bank funds all amounts on the last day of the plan year. At December 31, 2009, Bank contributions to the 401(k) Plan were made in shares of the Company’s common stock. Employee contributions to the 401(k) Plan were invested in various bond, equity, stable value or diversified funds as directed by each employee.

The Bank has nonqualified deferred compensation plans (the “Plans”) for certain officers for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. Bank contributions under the Plans totaled $1,555, $49,899 and $48,329 in 2009, 2008 and 2007, respectively.

12. Commitments and Contingent Liabilities

Leases - The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are:

2010	$3,188,666
2011	2,861,193
2012	1,669,053
2013	1,278,142
2014	1,330,926
Remainder to 2020	5,037,520

Total	$15,365,500

Rent expense was approximately $3,382,000, $3,500,000, and $3,380,000 for 2009, 2008 and 2007, respectively.

Directors’ Stock Plan - The Company approved a Directors’ Stock Plan (the “1998 DSP”) in 1998 for each outside director and the secretary to the Board of Directors that expired in April 2008. Pursuant to the 1998 DSP, each participant received an award of share credits in the period 1999 - 2004. Effective annually as of January 1, 2005, each participant was granted an award of share credits in respect to the preceding year in an amount equal to $14,000 divided by the market value of one share of stock as of the last reported sale price on the last day of the calendar year. All awards are pro-rated where a participant did not serve for all of the preceding year. After termination of service as a director or secretary, all awards are paid in shares of stock to the participant, or, in the case of death, to his or her designated beneficiary or estate. During 2008, a total of 9,842 shares were distributed to retired directors and 41,609 shares, awarded to participating directors, were transferred to a Rabbi Trust and subsequently distributed in January 2009. The Bank charged approximately $159,000 during 2008 to operations related to this Plan.

In 2008, the Company adopted a new Directors’ Stock Plan (the “2008 DSP”) for each outside director and provides for the award of up to 1,500 shares annually of the Company’s stock to participating directors. All grants may be pro-rated where a participant does not serve for the entire year. The 2008 DSP will expire in April of 2018 and the maximum aggregate number of shares of stock which may be issued under the 2008 DSP is 200,000 shares. The 2008 DSP replaces the 1998 DSP that expired in April 2008. For the initial calendar year beginning on May 1, 2008, a total of 10,625 share grants were awarded to eleven outside directors which shares were distributed in 2009. In 2009, the Company awarded 13,875 shares to ten outside directors which shares will be distributed in 2010. The Bank charged approximately $140,000 and $135,000 in 2009 and 2008, respectively, to operations related to this Plan.

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

Other - The Bank is required to maintain balances with the Federal Reserve Bank of New York to satisfy reserve requirements. These balances averaged approximately $12,736,000 and $5,534,000 in 2009 and 2008, respectively.

13. State Bancorp, Inc. (Parent Company Only)

Certain condensed financial information follows (dollars in thousands):

December 31,	2009	2008

BALANCE SHEET
Assets:
Cash	$2,112	$5,304
Receivable - current income taxes	—	230
Dividends receivable and other assets	2,059	2,596
Investment in the Bank	165,014	176,160
Investment in the Trusts	623	626

Total Assets	$169,808	$184,916

Liabilities:
Subordinated notes	$—	$10,000
Junior subordinated debentures	20,620	20,620
Dividends payable and other liabilities	673	377

Total Liabilities	21,293	30,997

Stockholders’ Equity:
Preferred stock	36,016	35,800
Common stock	173	77,454
Warrant	1,057	1,057
Surplus	178,673	89,985
Retained deficit	(57,432)	(37,635)
Treasury stock	(16,276)	(17,262)
Accumulated other comprehensive income, net of taxes	6,304	4,520

Total Stockholders’ Equity	148,515	153,919

Total Liabilities and Stockholders’ Equity	$169,808	$184,916

For the years ended December 31,	2009	2008	2007

INCOME STATEMENT
Dividends from the Bank, net of expenses	$(915)	$5,319	$3,584
Interest expense on temporary borrowings	—	9	37
Interest expense on subordinated notes	852	925	922
Interest expense on junior subordinated debentures	850	1,349	1,875
Benefit for income taxes	(880)	(772)	(949)
(Distributions in excess of earnings) equity in the undistributed earnings of the Bank and the Trusts	(13,083)	(2,001)	4,530

Net Income	$(14,820)	$1,807	$6,229

CASH FLOWS
Operating Activities:
Net income	$(14,820)	$1,807	$6,229
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Expenses associated with the exchange of subordinated notes for common equity	737	—	—
Stock-based compensation expense	938	923	604
Directors’ stock plan expense	140	293	(30)
Decrease (increase) in receivable - current income taxes	230	13,708	(13,938)
Decrease (increase) in other assets	188	(1,417)	288
Increase (decrease) in other liabilities	570	(12,774)	12,412
Distributions in excess of earnings (equity in the undistributed earnings of the Bank and the Trusts)	13,083	2,001	(4,530)

Net cash provided by operating activities	1,066	4,541	1,035

Financing Activities:
Cash dividends paid on common stock	(2,919)	(7,149)	(6,235)
Cash dividends paid on preferred stock	(1,740)	—	—
Proceeds from issuance of preferred shares and common stock warrant	—	36,842	—
Proceeds from issuance of common stock	381	3,530	4,496
Proceeds from reissuance of treasury stock	171	—	—
Private placement expenses	—	—	(253)
Capital contribution to the Bank	(179)	(34,179)	—
Return of capital from the Trusts	28	41	54

Net cash used in financing activities	(4,258)	(915)	(1,938)

Net changes in cash	(3,192)	3,626	(903)
Cash at beginning of year	5,304	1,678	2,581

Cash at End of Year	$2,112	$5,304	$1,678

SUPPLEMENTAL DATA:
Common stock exchanged for subordinated notes	$10,768	$—	$—

14. Derivative Financial Instruments and Other Financial Instruments with Off-Balance Sheet Risk

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

In addition, during the second and third quarters of 2009, the unhedged customer interest rate swap transactions were once again offset by an institutional dealer. As all customer interest rate swap transactions are now hedged, we expect that their future impact on the Company’s financial statements will be immaterial. For the twelve months ended December 31, 2009, a net loss of $38 thousand was recognized. The 2009 amount includes the gain of $221 thousand on the sale of the Bank’s claims against Lehman and Lehman Special Financing. For the twelve months ended December 31, 2008, a net gain of $1.1 million was recognized. For the twelve months ended December 31, 2007, neither income nor losses associated with interest rate swap transactions were material to the financial statements. At December 31, 2009 and 2008, the total gross notional amount of swap transactions outstanding was $37 million and $28 million, respectively.

In 2005, the Bank terminated two interest rate swap agreements that hedged a portion of the interest rate variability in its portfolio of prime rate loans in support of enhancing its interest rate sensitivity position. The entire cost to unwind the swap agreements was fully amortized at December 31, 2007, and thus no expenses were recognized during the year ended December 31, 2008. For the year ended December 31, 2007, the Company recognized $300 thousand of such expenses.

	Fair Values of Derivative Instruments at December 31,

		2009	2008

	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,836,468	$3,132,311
Interest rate contracts	Other liabilities	$1,873,107	$1,500,858

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2009 and 2008, commitments to originate loans and leases and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $232,011,000 and $262,721,000, respectively. Approximately $195,201,000 and $212,931,000 of these commitments were at variable rates and $36,810,000 and $49,790,000 were at fixed rates, including LIBOR-based loans, at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the fixed rate commitments had interest rates ranging from approximately 2.30% to 7.23% and 2.40% to 8.92%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Most letters of credit expire within one year. At December 31, 2009 and 2008, the

Bank had letters of credit outstanding of approximately $15,258,000 and $17,039,000, respectively. At December 31, 2009, the uncollateralized portion was approximately $3,015,000.

15. Fair Value

Fair value estimates are made as of a specific point in time based on the characteristics of financial instruments and market information. Where available, quoted market prices are used. However, markets do not exist for a portion of the Company’s financial instruments and, as a result, fair value estimates require judgments regarding future cash flows. These judgments are subjective in nature, involve uncertainties and therefore may change significantly at future measurement dates. The fair value information that follows is intended to supplement, but not replace, the basic consolidated financial statements and other traditional financial data presented throughout this report. The calculation of estimated fair values is based on market conditions at December 31, 2009 and 2008 and is not reflective of current or future fair values. Furthermore, the value of long-term relationships with depositors is not reflected. The value of those relationships is significant.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

At December 31,	2009		2008

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$28,624	$28,624	$102,988	$102,988
Accrued interest receivable	6,137	6,137	6,879	6,879
Federal Home Loan Bank and other restricted stock	7,361	7,361	4,823	4,823
Loans and leases - net of the allowance for loan and lease losses	1,068,924	1,077,999	1,098,548	1,126,863

Total	$1,111,046	$1,120,121	$1,213,238	$1,241,553

Financial liabilities:
Deposits	$1,349,562	$1,163,127	$1,481,048	$1,367,381
Senior unsecured debt	29,000	28,848	—	—
Subordinated notes	—	—	10,000	12,113
Junior subordinated debentures	20,620	12,585	20,620	20,640
Accrued interest payable	686	686	1,433	1,433
Temporary borrowings	48,000	48,000	3,000	3,000

Total	$1,447,868	$1,253,246	$1,516,101	$1,404,567

Current accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Other Observable Inputs (Level 2)

Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$12,421,266	$12,421,266
Government Agency securities	22,909,919	22,909,919
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLM C	179,701,400	179,701,400
FNM A	152,469,285	152,469,285
GNM A	48,483,344	48,483,344

Total Securities Available for Sale	$415,985,214	$415,985,214

Derivatives	$1,836,468	$1,836,468

Liabilities:

Derivatives	$1,873,107	$1,873,107

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Other Observable Inputs (Level 2)	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)

Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$5,360,310	$5,360,310	$—
Government Agency securities	23,373,547	23,373,547	—
Collateralized debt obligations	5,864,999	—	5,864,999
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLM C	233,358,377	233,358,377	—
FNM A	128,458,626	128,458,626	—
GNM A	15,963,346	15,963,346	—

Total Securities Available for Sale	$412,379,205	$406,514,206	$5,864,999

Derivatives	$3,132,311	$3,132,311	$—

Liabilities:

Derivatives	$1,500,858	$1,500,858	$—

The table below presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities

	December 31, 2009	December 31, 2008

Beginning balance	$5,864,999	$—
Other-than-temporary impairment	(4,000,000)	(6,203,195)
Included in other comprehensive income	—	—
Transfers (out of) into Level 3	(1,864,999)	12,068,194

Ending balance	$—	$5,864,999

Due to credit deterioration noted in the financial institution industry in general and the Company’s intent for the security changed to an intent to sell, the Company incurred a first quarter 2009 charge to write down to the fair value a CDO classified as a Level 3 asset as of December 31, 2008. This valuation was based upon comparable prices of similar instruments obtained from an outside broker. The asset was classified as a Level 2 asset from March 31, 2009 until its liquidation in July 2009.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$3,595,150	$3,595,150
Loans held for sale	$669,649	$669,649

	December 31, 2008	Fair Value Measurements at December 31, 2008 Using Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$9,953,910	$9,953,910
Loans held for sale	$5,321,577	$5,321,577

Impaired loans with specific allocations had a principal amount of $4,431,583 and $11,908,500, with a valuation allowance of $836,433 and $1,954,590 at December 31, 2009 and December 31, 2008, respectively. The provision for losses on impaired loans was ($144,062) and $1,742,004 for the twelve months ended December 31, 2009 and 2008, respectively. Charge-offs of $13,255,057 and $5,914,132 were incurred on the transfer of loans to loans held for sale for the twelve months ended December 31, 2009 and 2008, respectively. (See also Loans and Leases – Net footnote.)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of December 31, 2009 and December 31, 2008. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$138,575	8.68%	$63,890	4.00%	N/A	N/A
The Bank	$135,074	8.46%	$63,880	4.00%	$79,850	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$138,575	11.26%	$49,227	4.00%	N/A	N/A
The Bank	$135,074	10.98%	$49,227	4.00%	$73,840	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$154,123	12.52%	$98,454	8.00%	N/A	N/A
The Bank	$150,622	12.24%	$98,453	8.00%	$123,066	10.00%

As of December 31, 2008:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$154,081	9.38%	$65,721	4.00%	N/A	N/A
The Bank	$156,322	9.52%	$65,685	4.00%	$82,106	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$154,081	12.03%	$51,212	4.00%	N/A	N/A
The Bank	$156,322	12.22%	$51,185	4.00%	$76,777	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$180,118	14.07%	$102,424	8.00%	N/A	N/A
The Bank	$172,350	13.47%	$102,369	8.00%	$127,961	10.00%

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2009, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

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

The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market value of $5,526,300 or 15% of the preferred stock investment. The warrant is immediately exercisable and expires in ten years. The Company allocated $1,056,842 of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through December 31, 2009, $231,218 of the discount has been accreted to preferred stock.

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

17. Selected Quarterly Financial Data (Unaudited)

(dollars in thousands, except per share data)

	2009				2008

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$19,574	$19,574	$19,162	$19,770	$21,923	$21,756	$22,474	$25,290
Interest expense	3,401	3,967	4,143	4,490	6,077	6,350	6,416	9,730

Net interest income	16,173	15,607	15,019	15,280	15,846	15,406	16,058	15,560
Provision for loan and lease losses	23,000	3,000	3,500	10,000	7,000	3,700	4,908	1,618

Net interest income after provision for loan and lease losses	(6,827)	12,607	11,519	5,280	8,846	11,706	11,150	13,942

Other income (1)	862	1,794	1,546	(2,703)	(3,890)	1,298	1,438	1,519
Operating expenses	15,466	11,341	11,534	10,162	11,236	10,166	11,220	11,129

(Loss) income before income taxes	(21,431)	3,060	1,531	(7,585)	(6,280)	2,838	1,368	4,332
(Benefit) provision for income taxes	(8,691)	1,119	459	(2,492)	(2,137)	849	407	1,332

Net (loss) income	(12,740)	1,941	1,072	(5,093)	(4,143)	1,989	961	3,000

Preferred dividends and accretion	515	515	514	514	143	—	—	—

Net (loss) income available to common stockholders	$(13,255)	$1,426	$558	$(5,607)	$(4,286)	$1,989	$961	$3,000

Basic (loss) earnings per common share (2)	$(0.89)	$0.10	$0.04	$(0.39)	$(0.30)	$0.14	$0.07	$0.21
Diluted (loss) earnings per common share (2)	$(0.89)	$0.10	$0.04	$(0.39)	$(0.30)	$0.14	$0.07	$0.21

(1) 1st quarter 2009 and 4th quarter 2008 amounts include other-than-temporary impairment losses on securities.

(2) The sum of the four quarters’ (loss) earnings per common share in 2009 will not equal the full year amount as a result of the December 2009 exchange of the Company’s $10 million of 8.25% subordinated notes for an aggregate of 1,656,600 shares of common stock.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2009.

The Company’s independent registered public accounting firm has audited and issued their report on the effectiveness of the Company’s internal control over financial reporting.

Thomas M. O’Brien
President and Chief Executive Officer
State Bancorp, Inc.
March 12, 2010

Brian K. Finneran
Chief Financial Officer
State Bancorp, Inc.
March 12, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Please refer to “Report of Independent Registered Public Accounting Firm” contained in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference is the Company’s 2010 Proxy Statement. The identification of the directors of the Company may be found under “Proposal 1 - Election of Directors.” The identification of the executive officers of the Company may be found under “Executive Officers.” There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee financial expert may be found under “Corporate Governance – Audit Committee Independence, Financial Literacy and Audit Committee Financial Expert.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has a Code of Business Conduct and Ethics that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, and they are posted on the Company’s website at www.statebankofli.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference is the Company’s 2010 Proxy Statement. Executive compensation may be found under “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference is the Company’s 2010 Proxy Statement. Security ownership of certain beneficial owners and management may be found under “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors, Executive Officers and Additional Officers.”

Additionally, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	254,319	15.73	539,189
Equity compensation plans not approved by security holders (1)	164,745	17.84	—

Total	419,064	16.56	539,189

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

Incorporated herein by reference is the Company’s 2010 Proxy Statement. Certain relationships and related transactions may be found under “Certain Relationships and Related Party Transactions” and “Proposal 1 - Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference is the Company’s 2010 Proxy Statement. Audit fees, audit-related fees, tax fees and all other fees may be found under “Proposal 2 – Ratification of the Appointment of Crowe Horwath LLP - Audit Fees.” Disclosure of the Audit Committee’s pre-approval of policies and procedures may be found under “Proposal 2 - Ratification of the Appointment of Crowe Horwath LLP – Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.”

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

No.	Item	Method of Filing

(3)	Articles of incorporation and By-Laws

3.1	Restated Certificate of Incorporation	Filed herein.

3.2	By-Laws, as amended and restated	Filed herein.

(4)	Instruments defining the rights of security holders

4.1	Form of Registration Rights Agreement	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006.

4.2	Section 4B to the Company’s Restated Certificate of Incorporation, establishing the terms of the Series A Preferred Stock, issued December 5, 2008	Incorporated by reference from Exhibit 3.1 filed herein.

4.3	Form of Certificate for the Series A Preferred Stock	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008.

4.4	Warrant for purchase of shares of common stock, issued on December 5, 2008	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 10, 2008.

4.5	State Bancorp, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on July 29, 2008	Incorporated by reference to Exhibit 4.1 to Post- Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3, filed on August 8, 2008 (File No. 333-40424).

No.	Item	Method of Filing

4.6	State Bancorp, Inc. Amendment No. 1 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on January 27, 2009	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on February 5, 2009.

(10)	Material contracts

10.1	Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.2	Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.3	Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.4	Form of Deferred Compensation Agreement for directors	Incorporated by reference from exhibit 10a (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.5	Form of Deferred Compensation Agreement for employees	Incorporated by reference from exhibit 10a (iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.6	Directors’ Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986.

10.7	Agreements of participants surrendering their rights under the directors’ incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.8	Agreements of participants modifying agreements described in item 10.7	Incorporated by reference from exhibit 10b (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996.

10.9	Form of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007.

10.10	Form of amendment of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10e (vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

10.11	Form of change of control employment agreement	Incorporated by reference from exhibit 10e (viii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

10.12	State Bank of Long Island 401(k) Retirement Plan and Trust, as amended

10.12.1	Basic Plan, as amended	Filed herein.

10.12.2	Adoption Agreement, as amended	Filed herein.

10.13	State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

No.	Item	Method of Filing

10.14	1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

10.15	Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m) to the Company’s Current Report on Form 8-K filed on November 7, 2006.

10.16	Nonqualified Stock Option Agreement	Incorporated by reference from exhibit 10 (m)(i) to the Company’s Current Report on Form 8-K filed on November 15, 2006.

10.17	Restricted Stock Award Agreement	Incorporated by reference from exhibit 10 (m)(ii) to the amendment to the Company’s Current Report on Form 8-K/A filed on November 21, 2006.

10.18	Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008.

10.19	2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 23, 2006.

10.20	2008 Non-Employee Directors Stock Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 31, 2008.

10.21

Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated December 5, 2008 between the Company and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008.

10.22	Director Agreement entered into as of October 27, 2009 by and among State Bancorp, Inc. and PL Capital, LLC, John W. Palmer, Richard J. Lashley and certain affiliates thereof	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009.

10.23

Exchange Agreement dated as of November 25, 2009 by and among State Bancorp, Inc. and Investors named therein, with respect to the exchange of the Company’s 8.25% Subordinated Notes for shares of common stock

Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009.

10.24	Form of Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long island and Thomas M. O’Brien	Filed herein.

10.25	Form of Second Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Filed herein.

10.26	Form of Second Amendment of Change of Control Employment Agreement	Filed herein.

10.27	Form of 2006 Equity Compensation Plan Restricted Stock Award Agreement	Filed herein.

10.28	Memo to Brian K. Finneran regarding Incentive Compensation Award	Filed herein.

10.29	Memo to Patricia M. Schaubeck regarding Incentive Compensation Award	Filed herein.

14.1	Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004.

14.2	Code of Business Conduct and Ethics, as amended	Incorporated by reference from exhibit 14b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

No.	Item	Method of Filing

23	Consent of Independent Registered Public Accounting Firm	Filed herein.

24	Power of Attorney	Filed herein.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herein.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.

99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer	Filed herein.

99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:	/s/ Thomas M. O’Brien

Thomas M. O’Brien,
President and Chief Executive Officer
Date:	March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. O’Brien	President and Chief Executive Officer	March 12, 2010

Thomas M. O’Brien

/s/ Brian K. Finneran	Chief Financial Officer (principal	March 12, 2010
accounting officer)
Brian K. Finneran

Thomas E. Christman*	Director
Arthur Dulik, Jr.*	Director
Nicos Katsoulis*	Director
John J. LaFalce*	Director
Richard J. Lashley	Director
K. Thomas Liaw*	Director
John F. Picciano*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:
/s/ Brian K. Finneran

Brian K. Finneran
Attorney-in-fact
March 12, 2010

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing

(3)	Articles of incorporation and By-Laws

3.1	Restated Certificate of Incorporation	Filed herein.

3.2	By-Laws, as amended and restated	Filed herein.

(4)	Instruments defining the rights of security holders

4.1	Form of Registration Rights Agreement	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006.

4.2	Section 4B to the Company’s Restated Certificate of Incorporation, establishing the terms of the Series A Preferred Stock, issued December 5, 2008	Incorporated by reference from Exhibit 3.1 filed herein.

4.3	Form of Certificate for the Series A Preferred Stock	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008.

4.4	Warrant for purchase of shares of common stock, issued on December 5, 2008	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 10, 2008.

4.5	State Bancorp, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on July 29, 2008	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3, filed on August 8, 2008 (File No. 333-40424).

4.6	State Bancorp, Inc. Amendment No. 1 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on January 27, 2009	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on February 5, 2009.

(10)	Material contracts

10.1	Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.2	Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.3	Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.4	Form of Deferred Compensation Agreement for directors	Incorporated by reference from exhibit 10a (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

10.5	Form of Deferred Compensation Agreement for employees	Incorporated by reference from exhibit 10a (iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.

Exhibit No.	Description of Exhibit	Method of Filing

10.6	Directors’ Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986.

10.7	Agreements of participants surrendering their rights under the directors’ incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.

10.8	Agreements of participants modifying agreements described in item 10.7	Incorporated by reference from exhibit 10b (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996.

10.9	Form of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007.

10.10	Form of amendment of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10e (vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

10.11	Form of change of control employment agreement	Incorporated by reference from exhibit 10e (viii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

10.12	State Bank of Long Island 401(k) Retirement Plan and Trust, as amended

10.12.1	Basic Plan, as amended	Filed herein.

10.12.2	Adoption Agreement, as amended	Filed herein.

10.13	State Bancorp, Inc. Employee Stock Ownership Plan	Incorporated by reference from exhibit 10g to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

10.14	1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

10.15	Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m) to the Company’s Current Report on Form 8-K filed on November 7, 2006.

10.16	Nonqualified Stock Option Agreement	Incorporated by reference from exhibit 10 (m)(i) to the Company’s Current Report on Form 8-K filed on November 15, 2006.

10.17	Restricted Stock Award Agreement	Incorporated by reference from exhibit 10 (m)(ii) to the amendment to the Company’s Current Report on Form 8-K/A filed on November 21, 2006.

10.18	Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008.

10.19	2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 23, 2006.

10.20	2008 Non-Employee Directors Stock Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 31, 2008.

Exhibit No.	Description of Exhibit	Method of Filing

10.21

Letter Agreement including the Securities Purchase Agreement – Standard Terms attached thereto, dated December 5, 2008 between the Company and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

Incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008.

10.22	Director Agreement entered into as of October 27, 2009 by and among State Bancorp, Inc. and PL Capital, LLC, John W. Palmer, Richard J. Lashley and certain affiliates thereof	Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 27, 2009.

10.23

Exchange Agreement dated as of November 25, 2009 by and among State Bancorp, Inc. and Investors named therein, with respect to the exchange of the Company’s 8.25% Subordinated Notes for shares of common stock

Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009.

10.24	Form of Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long island and Thomas M. O’Brien	Filed herein.

10.25	Form of Second Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Filed herein.

10.26	Form of Second Amendment of Change of Control Employment Agreement	Filed herein.

10.27	Form of 2006 Equity Compensation Plan Restricted Stock Award Agreement	Filed herein.

10.28	Memo to Brian K. Finneran regarding Incentive Compensation Award	Filed herein.

10.29	Memo to Patricia M. Schaubeck regarding Incentive Compensation Award	Filed herein.

14.1	Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004.

14.2	Code of Business Conduct and Ethics, as amended	Incorporated by reference from exhibit 14b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006.

23	Consent of Independent Registered Public Accounting Firm	Filed herein.

24	Power of Attorney	Filed herein.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.

99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer	Filed herein.

99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer	Filed herein.