Form 10-Q
period 2010-03-31
STATE BANCORP INC
filed 2010-05-07
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2010

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

As of April 23, 2010, there were 16,623,389 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2010

Table of Contents

		Page
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) – March 31, 2010 and December 31, 2009	1
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009	2
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009	3
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2010 and 2009	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
	PART II
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
	Signatures	40

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$51,306,482	$28,624,393
Securities available for sale - at estimated fair value	405,423,877	415,985,214
Federal Home Loan Bank and other restricted stock	5,335,943	7,360,943
Loans (net of allowance for loan losses of $25,530,605 in 2010 and $28,710,968 in 2009)	1,071,176,201	1,068,924,209
Loans held for sale	369,649	669,649
Bank premises and equipment - net	6,264,528	6,338,650
Bank owned life insurance	30,734,622	30,592,734
Net deferred income taxes	26,133,387	27,485,579
Prepaid FDIC assessment	7,009,633	7,532,980
Other assets	17,920,517	14,198,064
TOTAL ASSETS	$1,621,674,839	$1,607,712,415
LIABILITIES:
Deposits:
Demand	$379,214,056	$381,066,001
Savings	551,219,330	613,894,179
Time	460,212,264	354,601,424
Total deposits	1,390,645,650	1,349,561,604
Other temporary borrowings	3,000,000	48,000,000
Senior unsecured debt	29,000,000	29,000,000
Junior subordinated debentures	20,620,000	20,620,000
Payable - securities purchases	12,250,220	-
Overnight sweep and settlement accounts, net	2,124,100	-
Other accrued expenses and liabilities	11,691,010	12,015,678
Total liabilities	1,469,330,980	1,459,197,282
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842,000	36,073,610	36,016,376
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,349,889 shares in 2010 and 17,297,546 shares in 2009; outstanding 16,526,870 shares in 2010 and 16,331,862 shares in 2009	173,499	172,976
Warrant	1,056,842	1,056,842
Surplus	178,127,726	178,673,153
Retained deficit	(55,750,288)	(57,432,360)
Treasury stock (823,019 shares in 2010 and 965,684 shares in 2009)	(13,872,360)	(16,276,266)
Accumulated other comprehensive income (net of taxes of $4,301,649 in 2010 and $4,149,974 in 2009)	6,534,830	6,304,412
Total stockholders' equity	152,343,859	148,515,133
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,621,674,839	$1,607,712,415

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009

	Three Months
	2010	2009
INTEREST INCOME:
Interest and fees on loans	$15,621,505	$14,891,194
Federal funds sold and securities purchased under agreements to resell	-	1,854
Securities available for sale - taxable	4,369,771	4,832,298
Securities available for sale - tax-exempt	27,247	33,657
Dividends on Federal Home Loan Bank and other restricted stock	35,450	10,545
Total interest income	20,053,973	19,769,548
INTEREST EXPENSE:
Deposits	2,581,162	3,979,454
Temporary borrowings	31,598	34,976
Senior unsecured debt	280,477	3,097
Subordinated notes	-	231,185
Junior subordinated debentures	175,695	241,115
Total interest expense	3,068,932	4,489,827
Net interest income	16,985,041	15,279,721
Provision for loan losses	2,250,000	10,000,000
Net interest income after provision for loan losses	14,735,041	5,279,721
NON-INTEREST INCOME:
Service charges on deposit accounts	450,189	590,604
Other-than-temporary impairment losses on securities	-	(4,000,000)
Net gains on sales of securities	255,864	234,496
Income from bank owned life insurance	141,888	107,941
Other operating income	314,616	363,393
Total non-interest income	1,162,557	(2,703,566)
Income before operating expenses	15,897,598	2,576,155
OPERATING EXPENSES:
Salaries and other employee benefits	5,996,021	5,337,482
Occupancy	1,418,669	1,501,206
Equipment	304,295	305,581
Legal	180,892	175,850
Marketing and advertising	453,000	275,000
FDIC and NYS assessment	672,354	1,037,574
Credit and collection	197,741	170,996
Other operating expenses	1,773,324	1,358,041
Total operating expenses	10,996,296	10,161,730
INCOME (LOSS) BEFORE INCOME TAXES	4,901,302	(7,585,575)
PROVISION (BENEFIT) FOR INCOME TAXES	1,884,125	(2,492,219)
NET INCOME (LOSS)	3,017,177	(5,093,356)

Preferred dividends and accretion	517,759	514,576
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,499,418	$(5,607,932)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.15	$(0.39)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.15	$(0.39)

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009
	Three Months
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$3,017,177	$(5,093,356)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,250,000	10,000,000
Depreciation and amortization of bank premises and equipment	390,056	371,065
Amortization of net premium on securities	505,630	517,490
Deferred income tax expense (benefit)	1,200,517	(2,823,929)
Other-than-temporary impairment losses on securities recognized in earnings	-	4,000,000
Net gains on sales of securities	(255,864)	(234,496)
Income from bank owned life insurance	(141,888)	(107,941)
Change in fair value of derivative contracts	15,977	206,430
Stock-based compensation expense	461,533	208,788
Directors' stock plan expense	27,375	34,020
Proceeds from sales of loans held for sale	150,000	-
(Increase) decrease in other assets	(3,606,361)	586,247
Decrease in prepaid FDIC assessment	523,347	-
(Decrease) increase in other accrued expenses and other liabilities	(344,253)	612,930
Net cash provided by operating activities	4,193,246	8,277,248
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	8,784,676	45,392,043
Proceeds from maturities of securities available for sale	33,816,021	25,142,036
Purchases of securities available for sale	(19,656,813)	(43,591,939)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	2,025,000	(2,385,000)
Increase in loans - net	(4,351,992)	(1,569,144)
Purchases of bank premises and equipment - net	(315,934)	(165,021)
Net cash provided by investing activities	20,300,958	22,822,975
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(64,526,794)	(99,077,235)
Increase (decrease) in time deposits	105,610,840	(74,648,669)
(Decrease) increase in other temporary borrowings	(45,000,000)	53,000,000
Proceeds from issuance of senior unsecured debt	-	29,000,000
Increase in overnight sweep and settlement accounts, net	2,124,100	10,274,554
Cash dividends paid on common stock	(817,346)	(726,467)
Cash dividends paid on preferred stock	(460,525)	(358,186)
Proceeds from reissuance of treasury stock	1,184,115	-
Proceeds from shares issued under dividend reinvestment plan	73,495	121,260
Net cash used in financing activities	(1,812,115)	(82,414,743)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,682,089	(51,314,520)
CASH AND CASH EQUIVALENTS - JANUARY 1	28,624,393	102,988,240
CASH AND CASH EQUIVALENTS - MARCH 31	$51,306,482	$51,673,720
SUPPLEMENTAL DATA:
Interest paid	$3,203,295	$4,244,111
Income taxes paid	$597,388	$152,113
Loans transferred to held for sale	-	$7,361,998
See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three Months Ended March 31, 2010 and 2009
	Preferred Stock	Common Stock	Warrant	Surplus	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, January 1, 2010	$36,016,376	$172,976	$1,056,842	$178,673,153	$(57,432,360)	$(16,276,266)	$6,304,412	$148,515,133
Net income	-	-	-	-	3,017,177	-	-	3,017,177
Other comprehensive income, net of tax:
Unrealized gains (1)	-	-	-	-	-	-	-	384,715
Reclassification adjustment (2)	-	-	-	-	-	-	-	(154,297)
Total other comprehensive income	-	-	-	-	-	-	230,418	230,418
Total comprehensive income	-	-	-	-	-	-	-	3,247,595
Accretion of discount on preferred shares	57,234	-	-	-	(57,234)	-	-	-
Cash dividend on common stock ($.05 per share)	-	-	-	-	(817,346)	-	-	(817,346)
Cash dividend on preferred stock (5%)	-	-	-	-	(460,525)	-	-	(460,525)
Shares issued under the dividend reinvestment plan (10,691 shares at 95% of market value)	-	107	-	73,388	-	-	-	73,495
Stock issued under directors' stock plan (13,875 shares)	-	138	-	139,721	-	-	-	139,859
Stock-based compensation (27,777 shares)	-	278	-	461,255	-	-	-	461,533
Treasury stock reissued (142,665 shares)	-	-	-	(1,219,791)	-	2,403,906	-	1,184,115
Balance, March 31, 2010	$36,073,610	$173,499	$1,056,842	$178,127,726	$(55,750,288)	$(13,872,360)	$6,534,830	$152,343,859
Balance, January 1, 2009	$35,800,172	$77,454,475	$1,056,842	$89,984,480	$(37,634,783)	$(17,262,240)	$4,520,389	$153,919,335
Net loss	-	-	-	-	(5,093,356)	-	-	(5,093,356)
Other comprehensive income, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(1,221,655)
Reclassification adjustment (2)	-	-	-	-	-	-	-	2,499,208
Total other comprehensive income	-	-	-	-	-	-	1,277,553	1,277,553
Total comprehensive loss	-	-	-	-	-	-	-	(3,815,803)
Accretion of discount on preferred shares	54,051	-	-	-	(54,051)	-	-	-
Cash dividend on common stock ($.05 per share)	-	-	-	-	(726,467)	-	-	(726,467)
Cash dividend on preferred stock (5%)	-	-	-	-	(460,525)	-	-	(460,525)
Shares issued under the dividend reinvestment plan (20,478 shares at 95% of market value)	-	102,390	-	18,870	-	-	-	121,260
Stock issued under directors' stock plan (10,625 shares, 41,609 treasury shares reissued)	-	53,125	-	(534,108)	-	615,814	-	134,831
Stock-based compensation (53,715 shares)	-	268,575	-	(59,787)	-	-	-	208,788
Balance, March 31, 2009	$35,854,223	$77,878,565	$1,056,842	$89,409,455	$(43,969,182)	$(16,646,426)	$5,797,942	$149,381,419
(1) Unrealized gains (losses) on securities available for sale, net of taxes of $253,242 and $(425,828) in 2010 and 2009, respectively. There were no changes in unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

(2) Adjustment for (gains) losses included in net income, net of taxes of $101,567 and $(1,266,296) in 2010 and 2009, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements include the accounts of State Bancorp, Inc. and its wholly owned subsidiary, State Bank of Long Island (the “Bank”). The Bank’s consolidated financial statements include the accounts of its wholly owned subsidiaries, SB Portfolio Management Corp. (“SB Portfolio”), SB ORE Corp., and New Hyde Park Leasing Corporation and its subsidiaries, P.W.B. Realty, L.L.C. and State Title Agency, LLC.  SB Portfolio is a fixed income portfolio management subsidiary that currently has no assets under management.  State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

In addition to the foregoing, the Company has two other subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II, neither of which is consolidated with the Company for reporting purposes. State Bancorp Capital Trust I and State Bancorp Capital Trust II were formed in 2002 and 2003, respectively, for the purpose of issuing trust preferred securities, the proceeds of which were used to acquire junior subordinated debentures issued by the Company.  The Company has fully and unconditionally guaranteed all obligations of State Bancorp Capital Trust I and State Bancorp Capital Trust II under the trust agreements relating to the respective trust preferred securities.  (See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2009 Annual Report on Form 10-K.)

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, its condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, its condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Accounting for Derivative Financial Instruments
From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized as other income, with the fair value for each individual swap largely offsetting the corresponding other. The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk. The Company does not currently hold any derivative financial instruments for trading purposes.

For the three months ended March 31, 2010, a net credit valuation adjustment (“CVA”) of $16 thousand was recorded as a reduction to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. For the three months ended March 31, 2009, a net loss of $206 thousand was recorded as several customer interest rate swap transactions were no longer offset by an institutional dealer due to the event of default under the swap agreements the Bank had with Lehman Special Financing. (See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2009 Annual Report on Form 10-K.) As all customer interest rate swap transactions are now offset by swap transactions with institutional dealers, we expect that their future impact on the Company’s financial statements will be immaterial. At each of March 31, 2010 and December 31, 2009, the total gross notional amount of swap transactions outstanding was $37 million.

Information on the Company’s derivative financial instruments at March 31, 2010 and December 31, 2009 may be found below.

	Fair Values of Derivative Instruments

		March 31, 2010	December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,952,559	$1,836,468
Interest rate contracts	Other liabilities	$2,005,176	$1,873,107

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

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans are credited to the allowance. The balance in the allowance for loan losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable inherent losses. To determine that level, management evaluates problem loans based on the financial condition of the borrower, the value of collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. Management utilizes all available information to estimate the adequacy of the allowance for loan losses. However, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in economic conditions and other relevant factors.

Commercial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all non-accrual loans in excess of $250 thousand for impairment. Those with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans, such as consumer and residential mortgages, are collectively evaluated for impairment. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

The allowance for loan losses related to loans that are impaired includes reserves which are based upon the expected future cash flows, discounted at the effective interest rate, or the fair value of the underlying collateral for collateral-dependent loans, or the observable market price.  This evaluation is inherently subjective as it requires material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change.

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities
Accounting guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of operations.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating OTTI, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and the issuer’s financial statements and related disclosures.

Adoption of New Accounting Guidance
In January 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The impact of adoption on January 1, 2010 was not material as it required only disclosures which are included in the Fair Value footnote.

In June 2009, the FASB amended existing guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. The impact of adoption on January 1, 2010 was not material.

Newly Issued But Not Yet Effective Accounting Guidance
In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The impact of adoption is not expected to be material and relates to disclosure only.

2.  STOCKHOLDERS’ EQUITY
The Company has 250,000 shares of preferred stock authorized. In December 2008, the U.S. Department of the Treasury (the “Treasury”) purchased 36,842 shares of the Company’s fixed-rate cumulative perpetual Series A Preferred Stock par value $0.01 per share and liquidation preference $1,000 per share, with a redemption and liquidation value of $37 million and an initial annual dividend of 5% for five years and 9% thereafter. Pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by the Treasury and the Company’s primary federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first three months of 2010, the Company did not repurchase any of its common shares. In March of 2010, the Company reissued 142,665 shares of common stock previously held in treasury to be used for contributions under the Company’s Employee Stock Ownership Plan.

3.  EARNINGS PER COMMON SHARE
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

The computation of earnings per common share for the three months ended March 31, 2010 and 2009 is shown below.

	Three Months Ended March 31,
	2010	2009
Net loss	$-	$(5,093,356)
Less: dividends accrued and accretion of discount on preferred stock	-	(514,576)
Loss attributable to common stockholders	$-	$(5,607,932)
Distributed earnings allocated to common stock	$805,097	$-
Undistributed earnings allocated to common stock	1,656,922	-
Net earnings allocated to common stock	$2,462,019	$-
Average market price	$7.45	$6.97
Weighted average common shares outstanding, including shares considered participating securities	16,381,972	14,528,112
Less: weighted average participating securities	(244,930)	(192,671)
Weighted average common shares outstanding	16,137,042	14,335,441
Dilutive effect of stock options, restricted stock grants and common stock warrants	36,829	N/A *
Adjusted common shares outstanding - diluted	16,173,871	14,335,441
Net income (loss) per common share - basic	$0.15	$(0.39)
Net income (loss) per common share - diluted	$0.15	$(0.39)
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569
Other antidilutive potential shares not included in the calculation	540,518	700,871

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

At March 31, 2010 and December 31, 2009, the Company had no securities designated as held to maturity. The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at March 31, 2010 and December 31, 2009 are as below. The March 31, 2010 amounts include $7 million and $5 million in commitments to purchase mortgage-backed and Government Agency securities, respectively.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2010
Securities available for sale:
Obligations of states and political
subdivisions	$12,408,664	$149,950	$(26,019)	$12,532,595
Government Agency securities	32,709,394	290,330	(86,289)	32,913,435
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	151,675,545	6,657,854	(177,211)	158,156,188
FNMA	151,906,915	4,158,369	(186,325)	155,878,959
GNMA	45,886,880	226,417	(170,597)	45,942,700
Total securities available for sale	$394,587,398	$11,482,920	$(646,441)	$405,423,877

December 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$12,446,193	$60,896	$(85,823)	$12,421,266
Government Agency securities	22,772,374	326,128	(188,583)	22,909,919
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	173,324,445	6,655,895	(278,940)	179,701,400
FNMA	148,303,949	4,386,800	(221,464)	152,469,285
GNMA	48,683,867	113,083	(313,606)	48,483,344
Total securities available for sale	$405,530,828	$11,542,802	$(1,088,416)	$415,985,214

The amortized cost and estimated fair value of securities available for sale at March 31, 2010 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities available for sale:
Due in one year or less	$11,874,575	$12,164,906
Due after one year through five years	20,299,824	20,367,893
Due after five years through ten years	7,950,042	7,927,281
Due after ten years	4,993,617	4,985,950
Subtotal	45,118,058	45,446,030
Mortgage-backed securities and
collateralized mortgage obligations - residential	349,469,340	359,977,847
Total securities available for sale	$394,587,398	$405,423,877

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes are shown below:

	Three Months Ended March 31,
	2010	2009
Proceeds	$8,784,676	$45,392,043
Gross gains	255,864	381,962
Gross losses	-	147,466
Tax provision	101,567	93,704

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2010
Securities available for sale:
Obligations of states and political
subdivisions	$(26,019)	$2,839,917	$-	$-	$(26,019)	$2,839,917
Government Agency securities	(86,289)	15,729,779	-	-	(86,289)	15,729,779
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(177,211)	24,794,643	-	-	(177,211)	24,794,643
FNMA	(186,325)	30,834,296	-	-	(186,325)	30,834,296
GNMA	(170,597)	31,033,663	-	-	(170,597)	31,033,663
Total securities available for sale	$(646,441)	$105,232,298	$-	$-	$(646,441)	$105,232,298

December 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$(85,823)	$4,780,829	$-	$-	$(85,823)	$4,780,829
Government Agency securities	(188,583)	10,624,925	-	-	(188,583)	10,624,925
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(278,940)	25,784,144	-	-	(278,940)	25,784,144
FNMA	(221,464)	32,997,906	-	-	(221,464)	32,997,906
GNMA	(313,606)	37,859,419	-	-	(313,606)	37,859,419
Total securities available for sale	$(1,088,416)	$112,047,223	$-	$-	$(1,088,416)	$112,047,223

Unrealized losses on securities available for sale have not been recognized in the statements of operations because the issuers’ bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to recovery, and the decline in fair value is largely due to interest rates.

In the case of adjustable rate securities, the coupon rate resets periodically and is typically comprised of a base market index rate plus a spread.  The market value on these securities is primarily influenced by the length of time remaining before the coupon rate resets to market levels.  As an adjustable rate security approaches that reset date, it is likely that an unrealized loss position would diminish.

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

5.  LOANS
The Company’s loan portfolio is concentrated primarily in commercial and industrial loans and commercial mortgage loans.

Impaired loans, excluding loans held for sale, before related specifically allocated allowance for loan loss were $3 million and $5 million at March 31, 2010 and December 31, 2009, respectively. Impaired loans net of related specifically allocated allowance for loan loss were $3 million and $4 million at March 31, 2010 and December 31, 2009, respectively. No interest income was recognized on impaired loans for the three months ended March 31, 2010 and 2009. The recorded investment in loans that are considered to be impaired, as of March 31, 2010 and December 31, 2009, is summarized below:

	March 31, 2010	December 31, 2009
Impaired loans with related allowances for loss	$3,411,438	$4,431,583
Allowance for loan loss specifically allocated to impaired loans	(510,166)	(836,433)
	2,901,272	3,595,150
Impaired loans with no related allowance for loan loss	-	599,919
Net impaired loans	$2,901,272	$4,195,069

	First Quarter 2010	First Quarter 2009
Average impaired loan balance	$3,411,438	$17,034,698

Activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009 is as follows:

	2010	2009
Balance, January 1	$28,710,968	$18,668,451
Provision charged to operations	2,250,000	10,000,000
Charge-offs	(6,035,518)	(266,366)
Write-downs incurred on the transfer of loans to loans held for sale	-	(2,585,807)
Recoveries	605,155	80,808
Balance, March 31	$25,530,605	$25,897,086

The aggregate amount of loans, excluding loans held for sale, classified as special mention ($43 million), substandard ($69 million), doubtful ($298 thousand) or loss ($385 thousand) by the Company's loan grading process has decreased to $113 million at March 31, 2010 from $123 million at December 31, 2009. At March 31, 2010 and December 31, 2009, loans with unpaid principal balances on which the Bank is no longer accruing interest income were $6 million and $7 million, respectively. Of the total non-accrual loans at March 31, 2010 and December 31, 2009, $370 thousand and $670 thousand, respectively, were categorized as held for sale. The decrease in non-accrual loans at March 31, 2010 compared to December 31, 2009 was primarily due to net payments, sales and settlements. At March 31, 2010 there were no loans 90 days or more past due and still accruing interest. Such loans totaled $4 million at December 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of March 31, 2010 and December 31, 2009. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$143,374	9.05%	$63,347	4.00%	N/A	N/A
The Bank	$139,531	8.81%	$63,322	4.00%	$79,153	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$143,374	11.67%	$49,129	4.00%	N/A	N/A
The Bank	$139,531	11.36%	$49,129	4.00%	$73,693	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$158,853	12.93%	$98,258	8.00%	N/A	N/A
The Bank	$155,010	12.62%	$98,258	8.00%	$122,822	10.00%
As of December 31, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$138,575	8.68%	$63,890	4.00%	N/A	N/A
The Bank	$135,074	8.46%	$63,880	4.00%	$79,850	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$138,575	11.26%	$49,227	4.00%	N/A	N/A
The Bank	$135,074	10.98%	$49,227	4.00%	$73,840	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$154,123	12.52%	$98,454	8.00%	N/A	N/A
The Bank	$150,622	12.24%	$98,453	8.00%	$123,066	10.00%

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of March 31, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

The preferred stock, purchased by the Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment.  The warrant is immediately exercisable and expires in ten years.  The Company allocated $1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through March 31, 2010, $288 thousand of the discount has been accreted to preferred stock.

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

8.  STOCK-BASED COMPENSATION
Incentive Stock Options
Under the terms of the Company’s incentive stock option plans adopted in February 1999 and February 2002, options have been granted to certain key personnel that entitle each holder to purchase shares of the Company’s common stock. The option price is the higher of the fair market value or the book value of the shares at the date of grant.  Such options were exercisable commencing one year from the date of grant, at the rate of 25% per year, and expire within ten years from the date of grant.  Any optionee-owned stock may be used as full or partial payment of the exercise price and shall be valued at the fair market value of the stock on the date of exercise of the option.

At March 31, 2010, incentive stock options for the purchase of 239,313 shares were outstanding and exercisable.  No options were exercised during the three months ended March 31, 2010 and 2009. The options outstanding and exercisable at March 31, 2010 have no intrinsic value.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2010	254,319	$15.73
Granted	-	-
Exercised	-	-
Cancelled or forfeited	(15,006)	$8.25
Outstanding - March 31, 2010	239,313	$16.20

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of March 31, 2010:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$10.28 - $13.61	128,700	1.9 years	$12.12	128,700	$12.12
$19.16 - $22.63	110,613	4.4 years	$20.94	110,613	$20.94
	239,313	3.1 years	$16.20	239,313	$16.20

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets. During the first three months of 2010, the Company awarded 27,777 shares of restricted stock to its President and CEO (“CEO”) representing incentive compensation taken in the form of restricted stock in lieu of cash.

The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. Based on an estimated forfeiture rate, of the 215,718 shares currently outstanding, 209,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $1.6 million at March 31, 2010 and is expected to be expensed over the weighted average remaining vesting life of 2.3 years. For the three months ended March 31, 2010 and 2009, $319 thousand and $89 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the three months ended March 31, 2010 and 2009 of $109 thousand and $29 thousand, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2010	215,718	$10.81
Granted	27,777	$8.10
Vested	(27,777)	$8.10
Cancelled or forfeited	-	-
Nonvested - March 31, 2010	215,718	$10.81

At March 31, 2010, 322,037 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation
In November 2006, the Company granted non-qualified stock options and restricted stock awards to the CEO, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and will vest 20% per year over five years.  The estimated fair value of the options was $5.42 per share and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used: (1) dividend yield 3.32%; (2) expected volatility 35%; (3) risk-free interest rate 4.57%; and (4) expected life of options 7.3 years. At March 31, 2010, 98,847 of these options were exercisable, but none have been exercised.  The options outstanding and those exercisable at March 31, 2010 have no intrinsic value.

The restricted stock awarded totals 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the three months ended March 31, 2010 and 2009 was $33 thousand and $30 thousand, respectively.  A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2010	29,259	$17.94
Granted	-	-
Vested	(4,181)	$17.94
Nonvested - March 31, 2010	25,078	$17.94

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock awarded to the CEO is $736 thousand at March 31, 2010 and will be expensed over the weighted average remaining vesting life of 1.0 years.  For the three months ended March 31, 2010 and 2009, $142 thousand and $120 thousand, respectively, were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets. The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At March 31, 2010, the Bank had approximately $263 million of real estate mortgage loan collateral pledged at the FHLB. Based on this collateral, the Bank had approximately $162 million available to borrow overnight or on a term basis. There were no investment securities pledged. The FHLB line is renewed annually.

The following table provides information on the Bank’s FHLB lines at and for the quarter ended March 31, 2010 and year ended December 31, 2009.

	Quarter ended	Year ended
	March 31, 2010	December 31, 2009
Amount outstanding under lines of credit with the FHLB - end of period	$-	$45,000,000
Amount outstanding under lines of credit with the FHLB - period average	$16,533,000	$12,805,000
Weighted-average interest rate on average amount outstanding	0.42%	0.43%

At March 31, 2010 and December 31, 2009, the Bank had $3 million outstanding in securities sold under agreements to repurchase at a weighted-average interest rate of 1.88%.

On March 31, 2009, the Bank issued $29 million in senior unsecured debt due March 30, 2012 guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Interest at 2.625% per year is payable semi-annually in arrears on the 30th day of each March and September.

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

For the Company’s securities available for sale, the estimated fair value equals quoted market price, if available (Level 1 inputs). If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities (Level 2 inputs). Our derivative instruments consist of interest rate swap transactions with customers on loans.  As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).  The market value adjustment of the derivatives considers the credit risk of the counterparties to the transaction and the effect of any credit enhancements related to the transaction.  The fair value of loans held for sale and impaired loans with specific allocations of the allowance for loan losses are generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Unobservable inputs are typically significant and result in a Level 3 classification for determining fair value of loans held for sale and impaired loans.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2010	Fair Value Measurements at March 31, 2010 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$12,532,595	$12,532,595
Government Agency securities	32,913,435	32,913,435
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	158,156,188	158,156,188
FNMA	155,878,959	155,878,959
GNMA	45,942,700	45,942,700
Total Securities Available for Sale	$405,423,877	$405,423,877

Derivatives	$1,952,559	$1,952,559

Liabilities:

Derivatives	$2,005,176	$2,005,176

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$12,421,266	$12,421,266
Government Agency securities	22,909,919	22,909,919
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	179,701,400	179,701,400
FNMA	152,469,285	152,469,285
GNMA	48,483,344	48,483,344
Total Securities Available for Sale	$415,985,214	$415,985,214

Derivatives	$1,836,468	$1,836,468

Liabilities:

Derivatives	$1,873,107	$1,873,107

The table below presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
	Quarter ended	Year ended
	March 31, 2010	December 31, 2009
Beginning balance	$-	$5,864,999
Other-than-temporary impairment	-	(4,000,000)
Included in other comprehensive income	-	-
Transfers out of Level 3	-	(1,864,999)
Ending balance	$-	$-

Due to credit deterioration noted in the financial institution industry in general and the change in the Company’s intent for the security to an intent to sell, the Company incurred a first quarter 2009 charge to write down to the fair value a collateralized debt obligation (“CDO”) classified as a Level 3 asset as of December 31, 2008. This valuation was based upon comparable prices of similar instruments obtained from an outside broker. The asset was classified as a Level 2 asset from March 31, 2009 until its liquidation in July 2009.

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2010	Fair Value Measurements at March 31, 2010 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,901,272	$2,901,272
Loans held for sale	$369,649	$369,649

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$3,595,150	$3,595,150
Loans held for sale	$669,649	$669,649

Impaired loans with specific allocations had a principal amount of $3 million and $4 million, with a valuation allowance of $510 thousand and $836 thousand at March 31, 2010 and December 31, 2009, respectively. The provision for losses on impaired loans was $72 thousand and $2.5 million for the three months ended March 31, 2010 and 2009, respectively. No loans were transferred to loans held for sale in the first quarter of 2010. Net sales and payments received on loans held for sale totaled $300 thousand in the first quarter of 2010. Charge-offs of $3 million were incurred on loans transfered to loans held for sale in the first quarter of 2009. (See also Note 5 – Loans.)

The carrying amounts and estimated fair values of the Company’s financial instruments, not previously disclosed, are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$51,306	$51,306	$28,624	$28,624
Accrued interest receivable	6,060	6,060	6,137	6,137
Federal Home Loan Bank and other restricted stock	5,336	N/A	7,361	N/A
Loans - net of the allowance for loan losses	1,071,176	1,090,051	1,068,924	1,077,999

Financial liabilities:
Deposits	$1,390,646	$1,219,917	$1,349,562	$1,163,127
Senior unsecured debt	29,000	28,520	29,000	28,848
Junior subordinated debentures	20,620	9,382	20,620	12,585
Accrued interest payable	551	551	686	686
Overnight sweep and settlement accounts, net	2,124	2,124	-	-
Temporary borrowings	3,000	3,000	48,000	48,000

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

Loans - For certain homogeneous categories of loans, such as some residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits, savings accounts and time deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the interest rate swap rates of similar term points.

Senior Unsecured Debt and Junior Subordinated Debentures - The fair value of senior unsecured debt and junior subordinated debentures is estimated using the interest rate swap rates of similar term and repricing points and spreads of equivalent new issues.

Temporary Borrowings, Overnight Sweep and Settlement Accounts, Net and Accrued Interest Payable – Temporary borrowings (FHLB overnight and term advances, federal funds purchased and securities sold under agreements to repurchase), overnight sweep and settlement accounts, net and accrued interest payable are considered to have fair values equal to their carrying amounts due to their short-term nature.

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

11.  INCOME TAXES
Income tax expense of $1.9 million and an income tax benefit of $2.5 million were recorded in the three month periods ended March 31, 2010 and 2009, respectively. The Company is currently subject to a statutory Federal tax rate of 34%, a New York State (“NYS”) tax rate of 7.1% plus a 17% surcharge and a New York City (“NYC”) tax rate of 9%. The Company’s overall effective tax rate was an expense of 38.4% for the three month period ended March 31, 2010, compared to a benefit of 32.9% for the same period in the prior year. The Company is no longer subject to examination by NYS and NYC taxing authorities for years before January 1, 2007, and by Federal taxing authorities for years before January 1, 2005.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of March 31, 2010 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and we do not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Tax Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credit against regular tax liabilities in future years. At March 31, 2010, the Company has an AMT credit carryforward of approximately $597 thousand. The AMT credit can be carried forward indefinitely.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three month period ended March 31, 2010, there were no material accruals for interest and/or penalties.

The Company has net operating loss carryforwards of approximately $42 million for Federal income tax and $62 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the years 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings and therefore no valuation allowance has been recorded against the deferred tax assets.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, the quality and composition of the loan or investment portfolios, demand for loan products, demand for financial services in the Company’s primary trade area, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the Company’s periodic reports filed with the SEC.

Non-GAAP Disclosures - This discussion includes a non-GAAP financial measure of our tangible common equity ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed by GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP.

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

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the quarters ended March 31, 2010 and 2009

	Quarters ended March 31,
				Over/
				(under)
	2010	2009		2009
Revenue (1)	$18,147	$12,576		44.3%
Operating expenses	$10,996	$10,162		8.2%
Provision for loan losses	$2,250	$10,000		(77.5)%
Net income (loss)	$3,017	$(5,093)		N/M	(2)
Net income (loss) per common share - diluted	$0.15	$(0.39)		N/M	(2)
Return on average total assets	0.76%	(1.27	) %	203	bp
Return on average common stockholders' equity	8.88%	(19.52	) %	2,840	bp
Tier I leverage ratio	9.05%	9.10%		(5)	bp
Tier I risk-based capital ratio	11.67%	11.52%		15	bp
Total risk-based capital ratio	12.93%	13.58%		(65)	bp
Tangible common equity ratio (non-GAAP)	7.10%	6.99%		11	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

As of March 31, 2010, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $152 million.

The Company recorded net income of $3.0 million, or $0.15 per diluted common share, for the first quarter of 2010 compared to a net loss of $5.1 million, or $0.39 per diluted common share, for the first quarter of 2009. The 2010 first quarter earnings improvement versus the comparable 2009 period primarily resulted from a $7.7 million reduction in the provision for loan losses and a $3.9 million increase in non-interest income. Net interest income also increased $1.7 million. These improvements were partially offset by an increase in total operating expenses of $835 thousand.

The significant decrease in the first quarter 2010 provision was due to several factors, including a $23 million decline in non-accrual loans at March 31, 2010 versus March 31, 2009, coupled with the disposition of lower quality classified credits throughout 2009 and the first quarter of 2010. The increase in non-interest income reflects the $4.0 million non-cash OTTI write-down of an investment security recorded in the first quarter of 2009 as compared to no such charges during the first quarter of 2010.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the quarters ended March 31, 2010 and 2009

	Quarters ended March 31,
			Over/
			(under)
	2010	2009	2009
Net interest income	$16,985	$15,280	11.2%
Service charges on deposit accounts	450	591	(23.9)%
Other-than-temporary impairment losses on securities	-	(4,000)	(100.0)%
Net gains on sales of securities	256	234	9.4%
Income from bank owned life insurance	142	108	31.5%
Other operating income	314	363	(13.5)%
Total revenue	$18,147	$12,576	44.3%

The Company’s return on average total assets improved to 0.76% in the first quarter of 2010 from (1.27)% in the first quarter of 2009, while return on average common stockholders’ equity increased to 8.88% in the first quarter of 2010 from (19.52)% in the first quarter of 2009. Primarily due to a 47 basis point decrease in the Company’s average cost of interest-bearing liabilities and a 10 basis point increase in its average earning asset yield, the Company’s net interest margin increased by 47 basis points to 4.50% in the first quarter of 2010 from 4.03% in the first quarter of 2009.

The Company’s current market area, consisting primarily of Nassau and Suffolk Counties in New York and New York City, provides ample opportunity for growth in deposits and commercial lending. The Company believes that there is a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services. Given the variety of financial products and services offered by the Company, its focus on client service, and its local management, the Company believes that it can well serve the growing needs of both new and existing clients in its current market areas.

Commercial and residential real estate values in our market appear to have stabilized at lower levels. Locally, however, properties are burdened by high maintenance costs including an ever increasing state and local tax burden. The national and local economies still remain fragile with low levels of economic activity and high unemployment rates. Business conditions remain subdued and that uncertainty is serving to limit both consumer and corporate spending.  Accordingly, the Company expects that weakness will continue in the equity, credit and real estate markets. Although we, like many other financial services firms, continue to witness the unfolding of very difficult and challenging market conditions, the Company is diligently managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

Our provision for loan losses was $2.3 million in the first quarter of 2010 compared to $10.0 million in the first quarter of 2009. This was based on our assessment of the current market conditions and continuing economic pressures, our determination of credit risk within our portfolio from our ongoing review process, the significant reduction in non-accrual loans and the disposition of lower quality credits. Our allowance for loan losses was $26 million at March 31, 2010 and $29 million at December 31, 2009. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market even on a discounted basis. Market liquidity for the disposition of problem credits continues to show signs of improvement. Total loans held for sale amounted to $370 thousand at March 31, 2010 compared to $670 thousand at December 31, 2009.

The primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans. Residential lending constitutes less than 10% of our total portfolio. We expect to achieve modest loan growth this year in our core competencies of commercial and industrial credits and commercial mortgage loans. We remain cautious, however, on credit conditions and the inherent risk in lending portfolios. The Company’s securities portfolio contains no subprime, structured debt or exotic structures. At March 31, 2010, the fair value of the securities portfolio represented 103% of book value.

It is management’s intent for the Company’s branch network to provide funding to support anticipated asset growth, supplemented with short-term borrowings as needed. The Company will continue to pursue product delivery, back office expense reductions and operating efficiencies.

The Company has participated in the Capital Purchase Program (“CPP”) through its December 2008 issuance of Series A Preferred Stock and a warrant to purchase common stock to the Treasury. As a participant in the Treasury CPP, the Company is subject to certain restrictions regarding dividend payments, stock repurchases and executive compensation. The Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011.  Furthermore, the ARRA and Interim Final Regulations issued on June 15, 2009 prohibit the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees. This prohibition does not apply to the granting of restricted stock, provided that (a) the stock is subject to a minimum 2-year service-based vesting requirement, (b) the stock, once vested, cannot be sold or otherwise transferred, with certain exceptions, until designated portions of  the financial assistance received under the CPP have been repaid and (c) the amount of restricted stock granted, in any year, does not have a value greater than one-third of the total annual compensation of the recipient. In addition, this prohibition does not apply to any bonus, retention award or incentive compensation required to be paid under a valid employment agreement entered into on or before February 11, 2009. The ARRA also prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason, or, with certain exceptions, due to a change in control, except for payments relating to services already performed or benefits previously accrued. In addition, under ARRA, any bonus payment made to the twenty (20) most highly compensated employees of the Company is subject to recovery by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Further, as a participant in the CPP, the Company has agreed not to claim a federal deduction in excess of $500 thousand per person per year for the compensation it pays to its NEOs for any fiscal year in which it has financial assistance outstanding.  For these purposes, financial assistance includes the Series A Preferred Stock but does not include common stock warrants. The Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement which governs the sale of the Series A Preferred Stock to the Treasury.

The Company is continuing to participate in the Transaction Account Guarantee Program of the FDIC’s TLGP which provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.25% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250 thousand. The unlimited coverage will be in effect through December 31, 2010. Management anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements. The Company also participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per year and a maturity of March 30, 2012. The FDIC guarantee will be in effect through the March 2012 maturity date.

The U.S. Government is currently reviewing a plan for regulatory reform that may consolidate bank regulators, create new government agencies and give new powers to the Federal Reserve.  Specific proposals include, among other things, the creation of a new national bank supervisor to regulate all federally chartered depository institutions, giving the Federal Reserve the power to regulate systemic risk to the nation’s financial stability and the creation of a Consumer Financial Protection Agency to regulate consumer financial products.  The Company will continue to monitor the progress of these proposals and their possible effect on the Company. The exact requirements and timing of any final legislation cannot be determined at this time. Therefore, we cannot assure you that any final legislation will not have a material effect on our operations.

Critical Accounting Policies, Judgments and Estimates - The discussion and analysis of the financial condition and results of operations of the Company are based on the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. Management evaluates those estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, income taxes, other-than-temporary impairment of investment securities and recognition of contingent liabilities. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Allowance for Loan Losses - In management’s opinion, one of the most critical accounting policies impacting the Company’s financial statements is the evaluation of the allowance for loan losses. Management carefully monitors the credit quality of the portfolio and charges off the amounts of those loans deemed uncollectible. Management evaluates the fair value of collateral supporting any impaired loans using independent appraisals and other measures of fair value.  This process involves subjective judgments and assumptions that are always subject to substantial change based on factors outside the control of the Company.

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about both the micro and macro economic conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan losses include, but are not limited to, estimated probable inherent losses from loan and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan losses is established to absorb probable inherent loan charge-offs. Additions to the allowance are made through the provision for loan losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio.  Despite such a review, the level of the allowance for loan losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter.  Based on current economic conditions, management believes that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio.

Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable inherent losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators. When management analyzes the allowance for loan losses, classified loans are assigned allocation factors ranging from 20% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. Loans that have potential weaknesses, generally in grade seven, that require close monitoring by senior management, are termed “criticized” loans in accordance with regulatory guidelines. Criticized loans are assigned an allocation factor of 4% based on historic loss experience. Non-accrual loans in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected in full. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. Allocations for loans which are performing satisfactorily, generally in grades one through six, are based on historic experience for other performing loans and are assigned an allocation factor of 0.80% of the loan balance. An allowance allocation factor for portfolio macro factors currently ranging from 1-35 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

It is the present intent of management to continue to monitor the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed. In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their examinations.  Frequently, such additional information generally becomes available only after management has conducted its quarterly calculation of the provision.

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

Other-Than-Temporary Impairment (“OTTI”) of Investment Securities – Current guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the statement of operations. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at March 31, 2010. When compared to December 31, 2009, total assets increased by $14 million or 1%. This was primarily attributable to an increase in cash and due from banks of $23 million, partially offset by a decrease in securities available for sale of $11 million. The increase in cash and due from banks resulted from temporarily higher balances at correspondent banks. The decrease in the investment portfolio largely reflects a decline in mortgage-backed securities of $21 million, partially offset by an increase in U.S. Government agency securities of $10 million. Loans (net of unearned income, principal paydowns and other dispositions and before allowance for loan losses) was $1.1 billion at March 31, 2010 and December 31, 2009.

At March 31, 2010, total deposits were $1.4 billion, an increase of $41 million when compared to December 31, 2009. This was largely attributable to a $106 million increase in certificates of deposit, primarily short-term certificates of deposit with balances greater than $100 thousand. This increase was partially offset by decreases in savings and demand deposits of $63 million and $2 million, respectively, reflecting the seasonality of municipal deposits. Core deposit balances represented approximately 67% of total deposits at March 31, 2010 compared to 74% at year-end 2009. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $3 million at March 31, 2010 and $48 million at December 31, 2009.

Capital Resources - Total stockholders’ equity amounted to $152 million at March 31, 2010, representing an increase of $4 million from December 31, 2009. The increase from year-end 2009 largely reflects the net income recorded in the first quarter of 2010. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

The Company’s tangible common equity to tangible assets ratio was 7.10% at March 31, 2010 compared to 6.93% at December 31, 2009 and 6.99% at March 31, 2009. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at March 31, 2010 (in thousands):

Total stockholders' equity	$152,344
Less: preferred stock	(36,073)
Less: warrant	(1,057)
Total common stockholders' equity	115,214
Less: intangible assets	-
Tangible common equity	$115,214

Total assets	$1,621,675
Less: intangible assets	-
Tangible assets	$1,621,675

At March 31, 2010, the Bank’s Tier I leverage ratio was 8.81% while its risk-based capital ratios were 11.36% for Tier I capital and 12.62% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution, or 5.00%, 6.00% and 10.00%, respectively. Table 2-1 summarizes the Company’s capital ratios as of March 31, 2010 and compares them to current minimum regulatory guidelines and December 31 and March 31, 2009 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
March 31, 2010	9.05%	11.67%	12.93%
December 31, 2009	8.68%	11.26%	12.52%
March 31, 2009	9.10%	11.52%	13.58%

Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its April 27, 2010 meeting. The cash dividend will be paid on June 16, 2010 to stockholders of record on May 21, 2010.

The Company did not repurchase any shares of its common stock during the first three months of 2010 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The Company has the right to redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, on any interest payment date prior to the maturity date of November 7, 2032 at par. The Company has the right to redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, on any interest payment date prior to the maturity date of January 23, 2034 at par. However, under the CPP, the Company must get approval from the Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding. The weighted average cost of all trust preferred securities outstanding was 3.46% and 4.74% for the first three months of 2010 and 2009, respectively.

Under the New York Business Corporation Law, the Company can pay dividends only out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”). Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of March 31, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets were stable at $415 million at March 31, 2010 compared to $419 million at December 31, 2009. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At March 31, 2010, total deposits were $1.4 billion, an increase of $41 million when compared to December 31, 2009. Of the total time deposits at March 31, 2010, $386 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits. During the first three months of 2010 and 2009, proceeds from sales and maturities of securities available for sale totaled $43 million and $71 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first three months of 2010 and 2009, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $4 million and $2 million, respectively. The Company did not purchase any loans during the first three months of 2010 or 2009.  The Company purchased securities available for sale totaling $20 million and $44 million during the first three months of 2010 and 2009, respectively.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2010, access to approximately $162 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. The amount of the FHLB lines of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At March 31, 2010, approximately $78 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At March 31, 2010, no advances were outstanding under lines of credit with the FHLB and no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $50 million in short-term certificates of deposit outstanding at March 31, 2010. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. CDARS deposits, even though they are sourced from existing Bank customers, are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  As of March 31, 2010, $30 million in such brokered deposits were outstanding, none of which is maturing in 2010. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $219 million and $261 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2010 and 2009, letters of credit outstanding were approximately $15 million and $16 million, respectively. At March 31, 2010 and 2009, the uncollateralized portion was approximately $3 million in each period.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed. At March 31, 2010 and 2009, the total gross notional amount of swap transactions outstanding was $37 million and $27 million, respectively.

Contractual Obligations – Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods.  All information is as of March 31, 2010.

	Payments due by period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Leases covering various equipment, branches, office space and land	$15,596	$3,165	$4,227	$2,835	$5,369
Time deposits	460,212	385,708	62,525	11,979	-
Securities sold under agreements to repurchase	3,000	-	1,000	2,000	-
Senior unsecured debt	29,000	-	29,000	-	-
Junior subordinated debentures	20,620	-	-	-	20,620
Payable - securities purchases	12,250	12,250	-	-	-
Overnight sweep and settlement accounts, net	2,124	2,124	-	-	-
Total	$542,802	$403,247	$96,752	$16,814	$25,989

Material Changes in Results of Operations for the Quarter Ended March 31, 2010 versus the Quarter Ended March 31, 2009 - The Company recorded net income of $3.0 million for the first quarter of 2010 compared to a net loss of $5.1 million for the first quarter of 2009. The 2010 first quarter earnings improvement versus the comparable 2009 period primarily resulted from a $7.7 million reduction in the provision for loan losses and a $3.9 million increase in non-interest income. Net interest income also increased $1.7 million. These improvements were partially offset by an increase in total operating expenses of $835 thousand.

As shown in Table 2-2 following this discussion, net interest income increased by 11.2% to $17.0 million due to an improvement in the Company’s net interest margin to 4.50% during the first quarter of 2010 from 4.03% a year ago. The improved net interest margin primarily resulted from a 10 basis point increase in the Company’s average earning asset yield to 5.31% coupled with a 47 basis point decrease in the cost of total average interest-bearing liabilities to 1.14% in 2009. The Company’s first quarter 2010 average earning asset yield was favorably impacted by a $600 thousand loan exit fee. This fee represented deferred interest due from the borrower at the loan’s maturity. It was not more likely than not that the borrower would be able to pay us the deferred interest and thus nothing had been recognized in the statement of operations until the payment was actually received in the first quarter of 2010. The loan exit fee improved the Company’s average loan yield by 23 basis points and the net interest margin by 16 basis points in the first quarter of 2010.

The average yield on the Company’s loans improved to 5.76% in the first quarter of 2010 from 5.41% in the first quarter of 2009. This resulted from the impact of the loan exit fee, the reduction in non-accrual loans, and the disposition of lower quality credits throughout 2009 and the first quarter of 2010. The average balance of the Company’s loan portfolio declined $16 million for the first quarter of 2010 as compared to the same period in 2009 largely due to loan dispositions.

The average yield on the Company’s securities declined to 4.31% in the first quarter of 2010 from 5.00% in the first quarter of 2009. This is largely a result of principal paydowns, maturities and sales since the first quarter of 2009 of mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government Agency securities. These securities had higher yields than those of the securities purchased since the first quarter of 2009. The lower yields reflect the current interest rate environment. The average balance of the Company’s securities portfolio increased $19 million for the first quarter of 2010 as compared to the same period in 2009 primarily due to increases in municipal and mortgage-backed securities of $9 million and $4 million, respectively.

The reduction in the cost of average interest-bearing liabilities in 2010 resulted largely from an increase of $57 million in average core deposits, as well as the Company’s management of deposit rates as deposit pricing has continued to ease in our local market. The average cost of time and savings deposits declined by 69 basis points and 20 basis points, respectively, in the first quarter of 2010 versus 2009. In addition, the Company experienced a $76 million decrease in average higher-cost time deposits during the first quarter of 2010 versus 2009 and in the fourth quarter of 2009 exchanged its high-cost $10 million 8.25% subordinated notes, which were due to mature in 2013, for newly issued common stock. At each of March 31, 2010 and 2009, the Company had $30 million in traditional brokered deposits, which does not include CDARS deposits. These brokered deposits had a weighted-average cost of 2.81% at March 31, 2010 as compared to 3.62% at March 31, 2009.

The provision for loan losses was $2.3 million in the first quarter of 2010, representing a decrease of $7.7 million versus the comparable 2009 period. This decrease was due to several factors, including a $23 million decline in non-accrual loans at March 31, 2010 versus March 31, 2009, coupled with the disposition of lower quality classified credits throughout 2009. The adequacy of the provision and the resulting allowance for loan losses, which declined by $3 million in the first quarter of 2010 to $26 million at March 31, 2010, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values, regulatory examination results and changes in the size and character of the loan portfolio. In particular, the overall level of the allowance for loan losses reflects the decline in our watch list loans of $11 million in the first quarter of 2010, also taking into account the current status of these loans and the possibility of such loans migrating to non-accrual status at some point in the future. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income increased by $3.9 million in the first quarter of 2010 versus the first quarter of 2009 principally due to the $4.0 million non-cash OTTI write-down of an investment security recorded in the first quarter of 2009 as compared to no such charges during the first quarter of 2010. Partially offsetting this improvement were reductions in service charges on deposit accounts and sweep program fees in the first quarter of 2010 as compared to the first quarter of 2009.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the quarters ended March 31, 2010 and 2009

	Quarters ended March 31,
			Over/
			(under)
	2010	2009	2009
Salaries and other employee benefits	$5,996	$5,337	12.3%
Occupancy	1,419	1,501	(5.5)%
Equipment	304	306	(0.7)%
Legal	181	176	2.8%
Marketing and advertising	453	275	64.7%
FDIC and NYS assessment	672	1,038	(35.3)%
Credit and collection	198	171	15.8%
Other operating expenses	1,773	1,358	30.6%
Total operating expenses	$10,996	$10,162	8.2%

Total operating expenses increased $834 thousand or 8.2% to $11.0 million during the first quarter of 2010 when compared to the first quarter of 2009. This was primarily due to increases in salaries and other employee benefits, marketing and other operating expenses. The increase in salaries and other employee benefits resulted from increases in long-term, performance-based equity and incentive compensation, employee insurance costs and 401(k) and employee stock ownership contribution costs. Marketing and advertising costs increased by $178 thousand in 2010 as the result of enhanced corporate branding efforts. Growth of $415 thousand in other operating expenses includes approximately $248 thousand pertaining to professional loan valuation consulting and legal services related to developing the various comprehensive bids to purchase two New York area troubled banks from the FDIC as receiver of the institutions. Although our bids to acquire these banks were not accepted by the FDIC, the Company viewed the two financial institutions as providing an attractive addition to its deposit franchise as well as attractive economics provided by the loss-sharing arrangement offered by the FDIC. Partially offsetting the foregoing expense increases were reductions in occupancy expenses and FDIC and NYS assessment expenses of $82 thousand and $366 thousand, respectively, in the first quarter of 2010 compared to the first quarter of 2009. The decrease in assessment expenses in 2010 as compared to 2009 reflects a $650 thousand one-time accrual adjustment recognized in the first quarter of 2009.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 61.1% in the first quarter of 2010 versus 61.8% in the first quarter of 2009. The $248 thousand in expenses associated with the FDIC bid process negatively impacted the Company’s operating efficiency ratio by 130 basis points in the first quarter of 2010. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.76% for the first quarter of 2010 versus 2.54% for the first quarter of 2009.

The Company’s income tax expense was $1.9 million in the first quarter of 2010 as compared to an income tax benefit of $2.5 million in the first quarter of 2009. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.  (See also Note 4 to the Unaudited Condensed Consolidated Financial Statements – Investment Securities.)

Non-accrual loans totaled $6 million (which includes $370 thousand in loans held for sale which have been previously written down to their estimated fair value) at March 31, 2010, $7 million (which includes $670 thousand in loans held for sale) at December 31, 2009 and $28 million (which includes $9 million in loans held for sale) at March 31, 2009. The decrease in non-accrual loans at March 31, 2010 compared to December 31, 2009 was primarily due to net payments, sales and settlements of $5 million offset in part by the addition of $4 million to non-accrual status. At March 31, 2010, December 31, 2009 and March 31, 2009, the Company held no OREO. There were no loans 90 days or more past due and still accruing interest at March 31, 2010 and 2009. Such loans totaled $4 million at December 31, 2009. At March 31, 2010 and December 31, 2009, loans restructured and still accruing interest were not material. At March 31, 2009 there were no restructured accruing loans.

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

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has adopted a more aggressive workout and disposition posture for watch list relationships. The Company has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers generally do not maintain control over classified watch list relationships. It is anticipated that management will use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration. We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of current credit market conditions. Accordingly, it is possible that some or all of the loans on our watch list may, at some point in the future, warrant being placed on non-accrual status, which may result in additional provisions for loan losses.

Watch List Summary (1)
			Increase/
	March 31, 2010	December 31, 2009	(decrease)

Commercial and industrial loans:
Number	118	114	4
Aggregate value	$55 million	$52 million	$3 million

Commercial real estate loans:
Number	39	47	(8)
Aggregate value	$73 million	$87 million	($14 million)

Residential real estate loans:
Number	10	10	-
Aggregate value	$3 million	$3 million	-

All other loans:
Number	11	4	7
Aggregate value	less than $1 million	less than $1 million	-

Total:
Number	178	175	3
Aggregate value	$132 million	$143 million	($11 million)

(1) Excluding loans held for sale.

The allowance for loan losses amounted to $26 million or 2.3% of loans at March 31, 2010, $29 million or 2.6% of loans at December 31, 2009, and $26 million or 2.3% of loans at March 31, 2009. The allowance for loan losses as a percentage of total non-accrual loans, excluding loans held for sale, was 473% at March 31, 2010, 474% at December 31, 2009 and 134% one year ago. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan losses. The first quarter 2010 provision for loan losses of $2.3 million was less than the net charge-offs recorded during this period as adequate reserves for the majority of the charge-offs had already been established in prior periods. Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

The provision for loan losses is continually evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns in industries and other uncertainties. All of the factors mentioned above will continue to be closely monitored.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2
NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2010 and 2009 (unaudited)
(dollars in thousands)

	2010			2009
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$414,692	$4,405	4.31%	$395,562	$4,873	5.00%
Federal Home Loan Bank and other restricted stock	6,085	35	2.33	5,477	11	0.81
Securities purchased under agreements to resell	-	-	-	6,611	2	0.12
Interest-bearing deposits	11,118	4	0.15	14,802	6	0.16
Loans (3)	1,101,445	15,632	5.76	1,117,925	14,915	5.41
Total interest-earning assets	1,533,340	$20,076	5.31%	1,540,377	$19,807	5.21%
Non-interest-earning assets	85,318			82,752
Total Assets	$1,618,658			$1,623,129

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$593,894	$979	0.67%	$578,030	$1,234	0.87%
Time deposits	424,567	1,602	1.53	500,987	2,746	2.22
Total savings and time deposits	1,018,461	2,581	1.03	1,079,017	3,980	1.50
Federal funds purchased	178	-	-	911	1	0.45
Securities sold under agreements to repurchase	-	-	-	2,388	3	0.51
Other temporary borrowings	19,533	32	0.66	17,522	31	0.72
Senior unsecured debt	29,000	280	3.92	322	3	3.78
Subordinated notes	-	-	-	10,000	231	9.37
Junior subordinated debentures	20,620	176	3.46	20,620	241	4.74
Total interest-bearing liabilities	1,087,792	3,069	1.14	1,130,780	4,490	1.61
Demand deposits	367,206			326,378
Other liabilities	12,470			12,481
Total Liabilities	1,467,468			1,469,639
Stockholders' Equity	151,190			153,490
Total Liabilities and Stockholders' Equity	$1,618,658			$1,623,129
Net interest income/margin		17,007	4.50%		15,317	4.03%
Less tax-equivalent basis adjustment		(22)			(37)
Net interest income		$16,985			$15,280

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $12 and $13 in 2010 and 2009, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $10 and $24 in 2010 and 2009, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
March 31, 2010 versus December 31, 2009 and March 31, 2009
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	Period Ended
	3/31/2010	12/31/2009	3/31/2009
Non-accrual Loans (1)	$5,394	$6,063	$19,266
Non-accrual Loans Held for Sale	370	670	9,213
Loans 90 Days or More Past Due and Still Accruing (1)	-	3,800	-
Total Non-performing Loans	5,764	10,533	28,479
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$5,764	$10,533	$28,479

Gross Loans Outstanding (1)	$1,096,707	$1,097,635	$1,108,681
Total Loans Held for Sale	$370	$670	$12,655

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	3/31/2010	12/31/2009	3/31/2009
Beginning Balance	$28,711	$29,401	$18,668
Provision	2,250	23,000	10,000
Net Charge-Offs	(5,430)	(23,690)	(2,771)
Ending Balance	$25,531	$28,711	$25,897

KEY RATIOS:
	Period Ended
	3/31/2010	12/31/2009	3/31/2009
Allowance as a % of Total Loans (1)	2.3%	2.6%	2.3%

Non-accrual Loans as a % of Total Loans	0.5%	0.6%	2.5%

Non-performing Assets as a % of Total Loans and OREO	0.5%	1.0%	2.5%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	473%	474%	134%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	473%	291%	134%

(1) Excluding loans held for sale.

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

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to +300 and -100 basis point changes in interest rates over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment. Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.

As of March 31, 2010, the Company’s balance sheet was considered slightly asset sensitive over the first twelve month period as a hypothetical decrease in interest rates would have a minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a relatively small impact on the Company’s net interest income.  During the second year of the modeling period the balance sheet begins to take a turn towards a slight liability sensitive position.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	March 31, 2010
Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300
Year One	(0.8)%	0.0%	0.1%	0.2%	(0.2)%
Year Two	1.0%	2.4%	1.2%	0.7%	(0.3)%

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

As of March 31, 2010, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 300 and -100 basis points was low. The small changes in the percentage change in MVPE and the MVPE Ratio was attributable to the low interest rate environment and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	March 31, 2010
	Down 100	Base Flat	Up 100	Up 200	Up 300
% Change in MVPE (1)	0.5%	0.0%	(1.4)%	(3.3)%	(5.8)%
MVPE Ratio	21.3%	21.5%	21.5%	21.2%	20.8%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

There are no other material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009, except as described below.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009 including the prepayment of the Bank’s FDIC premium through the fourth quarter of 2012. The amount of this prepayment was $8 million, which was recorded as a prepaid expense (asset) as of December 30, 2009. As of December 31, 2009 and each quarter thereafter, we are recording an expense for our regular deposit assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment was $730 thousand. Additional special assessments may be imposed by the FDIC in the future at the same or higher levels. We may also have to pay significantly higher FDIC premiums and prepay additional insurance premiums in the future.

We participate in the TLGP for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP noninterest-bearing transaction account guarantee program will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLG program upon the holding companies of such depository institutions as well. The TLGP was scheduled to end December 31, 2009, but the FDIC extended the program to June 30, 2010. In announcing the extension, the FDIC indicated that it will charge a higher guarantee fee to banks that elect to participate in the extension to reflect each bank’s risk. Specifically, beginning on January 1, 2010, a participating entity that does not opt out of the program must pay quarterly an annualized fee in accordance with the respective risk category rating. This fee is either 15 basis points, 20 basis points or 25 basis points for balances that exceed the deposit insurance limit of $250,000. We have elected to participate in the extension.  On April 13, 2010, the FDIC adopted an interim rule to extend the TLGP program to December 31, 2010.  The interim rule gives the FDIC discretion to extend the program to the end of 2011, without additional rulemaking, if it determines that economic conditions warrant such an extension. Under the interim rule, the FDIC assessment reporting will be based on average daily account balances instead of previous quarter-end reporting. In addition, the maximum rate that can be paid under the TLGP for qualifying NOW accounts has been changed from 0.25 percent from 0.50 percent. The FDIC fees for participation will remain unchanged under the interim rule.

These changes may cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense in future periods. The prepayment of our FDIC assessments may also temporarily reduce our liquidity.

The adoption of proposed regulatory reform legislation may have a material effect on our operations.

On December 11, 2009, the House of Representatives passed the Reform Bill. The Reform Bill is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. The Reform Bill, among other things, would create three new governmental agencies: the Financial Services Oversight Council, the Federal Insurance Office and the Consumer Financial Protection Agency ("CFPA"). The CFPA will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations. On March 15, 2010, Senate Banking Committee Chairman Christopher Dodd released a revised draft of financial regulatory reform legislation, the Restoring American Financial Stability Act. Among other things, under Chairman Dodd's bill the primary regulator of bank holding companies of state banks with assets below $50 billion, such as the Company, would change from the FRB to the FDIC. The exact requirements and timing of any final legislation cannot be determined at this time. Therefore, we cannot assure you that any final legislation will not have a material effect on our operations.

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

STATE BANCORP, INC.

5/7/10	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

5/7/10	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)