Form 10-Q
period 2010-06-30
STATE BANCORP INC
filed 2010-08-05
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 2010

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

As of July 23, 2010, there were 16,659,312 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2010

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2010 and December 31, 2009
(in thousands, except share and per share data)

	June 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$64,593	$28,624
Securities available for sale - at estimated fair value	369,125	415,985
Federal Home Loan Bank and other restricted stock	5,473	7,361
Loans (net of allowance for loan losses of $31,259 in 2010 and $28,711 in 2009)	1,069,765	1,068,924
Loans held for sale	319	670
Bank premises and equipment - net	6,227	6,338
Bank owned life insurance	30,839	30,593
Net deferred income taxes	25,325	27,486
Receivable - securities sales	23,626	-
Prepaid FDIC assessment	6,486	7,533
Other assets	13,107	14,198
TOTAL ASSETS	$1,614,885	$1,607,712
LIABILITIES:
Deposits:
Demand	$381,434	$381,066
Savings	566,970	613,894
Time	440,437	354,602
Total deposits	1,388,841	1,349,562
Other temporary borrowings	3,000	48,000
Senior unsecured debt	29,000	29,000
Junior subordinated debentures	20,620	20,620
Payable - securities purchases	7,996	-
Other accrued expenses and liabilities	12,477	12,015
Total liabilities	1,461,934	1,459,197
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842	36,131	36,016
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,479,978 shares in 2010 and 17,297,546 shares in 2009; outstanding 16,656,959 shares in 2010 and 16,331,862 shares in 2009	175	173
Warrant	1,057	1,057
Surplus	178,450	178,673
Retained deficit	(55,442)	(57,432)
Treasury stock (823,019 shares in 2010 and 965,684 shares in 2009)	(13,872)	(16,276)
Accumulated other comprehensive income (net of taxes of $4,247 in 2010 and $4,150 in 2009)	6,452	6,304
Total stockholders' equity	152,951	148,515
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,614,885	$1,607,712

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2010 and 2009
(in thousands, except per share data)

	Three Months		Six Months
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$15,074	$14,745	$30,696	$29,636
Federal funds sold and securities purchased under agreements to resell	2	5	2	6
Securities available for sale - taxable	3,785	4,367	8,155	9,199
Securities available for sale - tax-exempt	27	17	54	51
Dividends on Federal Home Loan Bank and other restricted stock	28	28	63	39
Total interest income	18,916	19,162	38,970	38,931
INTEREST EXPENSE:
Deposits	2,549	3,391	5,130	7,370
Temporary borrowings	16	29	48	64
Senior unsecured debt	281	280	561	283
Subordinated notes	-	231	-	462
Junior subordinated debentures	182	212	358	453
Total interest expense	3,028	4,143	6,097	8,632
Net interest income	15,888	15,019	32,873	30,299
Provision for loan losses	5,450	3,500	7,700	13,500
Net interest income after provision for loan losses	10,438	11,519	25,173	16,799
NON-INTEREST INCOME:
Service charges on deposit accounts	455	596	905	1,186
Other-than-temporary impairment losses on securities	-	-	-	(4,000)
Net gains on sales of securities	2,525	447	2,781	682
Income from bank owned life insurance	104	264	246	372
Other operating income	302	239	616	603
Total non-interest income	3,386	1,546	4,548	(1,157)
Income before operating expenses	13,824	13,065	29,721	15,642
OPERATING EXPENSES:
Salaries and other employee benefits	6,598	5,960	12,594	11,297
Occupancy	1,391	1,448	2,810	2,949
Equipment	269	297	573	602
Marketing and advertising	453	475	906	750
FDIC and NYS assessment	684	1,276	1,356	2,314
Other operating expenses	1,786	2,078	3,938	3,784
Total operating expenses	11,181	11,534	22,177	21,696
INCOME (LOSS) BEFORE INCOME TAXES	2,643	1,531	7,544	(6,054)
PROVISION (BENEFIT) FOR INCOME TAXES	984	459	2,868	(2,033)
NET INCOME (LOSS)	1,659	1,072	4,676	(4,021)

Preferred dividends and accretion	518	514	1,036	1,029
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,141	$558	$3,640	$(5,050)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.07	$0.04	$0.22	$(0.35)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.07	$0.04	$0.22	$(0.35)

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2010 and 2009
(in thousands)
	Six Months
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$4,676	$(4,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	7,700	13,500
Depreciation and amortization of bank premises and equipment	784	755
Amortization of net premium on securities	1,197	1,267
Deferred income tax expense (benefit)	2,064	(2,444)
Other-than-temporary impairment losses on securities recognized in earnings	-	4,000
Net gains on sales of securities	(2,781)	(682)
Income from bank owned life insurance	(246)	(372)
Change in fair value of derivative contracts	80	473
Stock-based compensation expense	711	426
Directors' stock plan expense	53	68
Net payments and proceeds from sales of loans held for sale	351	1,063
Decrease (increase) in other assets	1,642	(991)
Decrease in prepaid FDIC assessment	1,047	-
(Decrease) increase in other accrued expenses and other liabilities	(80)	2,551
Net cash provided by operating activities	17,198	15,593
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	56,751	86,440
Proceeds from prepayments and maturities of securities available for sale	79,711	57,273
Purchases of securities available for sale	(103,405)	(120,417)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	1,888	(513)
Increase in loans - net	(8,541)	(9,337)
Purchases of bank premises and equipment - net	(673)	(569)
Net cash provided by investing activities	25,731	12,877
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(46,556)	(5,803)
Increase (decrease) in time deposits	85,835	(48,214)
Decrease in other temporary borrowings	(45,000)	-
Proceeds from issuance of senior unsecured debt	-	29,000
Decrease in overnight sweep and settlement accounts, net	-	(13,174)
Cash dividends paid on common stock	(1,650)	(1,456)
Cash dividends paid on preferred stock	(921)	(819)
Proceeds from reissuance of treasury stock	1,184	-
Proceeds from shares issued under dividend reinvestment plan	148	206
Net cash used in financing activities	(6,960)	(40,260)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,969	(11,790)
CASH AND CASH EQUIVALENTS - JANUARY 1	28,624	102,988
CASH AND CASH EQUIVALENTS - JUNE 30	$64,593	$91,198
SUPPLEMENTAL DATA:
Interest paid	$6,025	$8,492
Income taxes paid	$632	$219
Loans transferred to held for sale	-	$7,362

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Six Months Ended June 30, 2010 and 2009
(in thousands, except share and per share data)
	Preferred Stock	Common Stock	Warrant	Surplus	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, January 1, 2010	$36,016	$173	$1,057	$178,673	$(57,432)	$(16,276)	$6,304	$148,515
Net income	-	-	-	-	4,676	-	-	4,676
Other comprehensive income, net of tax:
Unrealized gains (1)	-	-	-	-	-	-	-	1,824
Reclassification adjustment (2)	-	-	-	-	-	-	-	(1,676)
Total other comprehensive income	-	-	-	-	-	-	148	148
Total comprehensive income	-	-	-	-	-	-	-	4,824
Accretion of discount on preferred shares	115	-	-	-	(115)	-	-	-
Cash dividend on common stock ($.10 per share)	-	-	-	-	(1,650)	-	-	(1,650)
Cash dividend on preferred stock (5%)	-	-	-	-	(921)	-	-	(921)
Shares issued under the dividend reinvestment plan (19,454 shares at 95% of market value)	-	-	-	148	-	-	-	148
Stock issued under directors' stock plan (13,875 shares)	-	-	-	140	-	-	-	140
Stock-based compensation (149,103 shares)	-	2	-	709	-	-	-	711
Treasury stock reissued (142,665 shares)	-	-	-	(1,220)	-	2,404	-	1,184
Balance, June 30, 2010	$36,131	$175	$1,057	$178,450	$(55,442)	$(13,872)	$6,452	$152,951
Balance, January 1, 2009	$35,800	$77,455	$1,057	$89,984	$(37,635)	$(17,262)	$4,520	$153,919
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share	-	(77,300)	-	77,300	-	-	-	-
Net loss	-	-	-	-	(4,021)	-	-	(4,021)
Other comprehensive income, net of tax:
Unrealized losses (1)	-	-	-	-	-	-	-	(1,658)
Reclassification adjustment (2)	-	-	-	-	-	-	-	2,190
Total other comprehensive income	-	-	-	-	-	-	532	532
Total comprehensive loss	-	-	-	-	-	-	-	(3,489)
Accretion of discount on preferred shares	108	-	-	-	(108)	-	-	-
Cash dividend on common stock ($.10 per share)	-	-	-	-	(1,456)	-	-	(1,456)
Cash dividend on preferred stock (5%)	-	-	-	-	(921)	-	-	(921)
Shares issued under the dividend reinvestment plan (32,106 shares at 95% of market value)	-	-	-	205	-	-	-	205
Stock issued under directors' stock plan (10,625 shares, 41,609 treasury shares reissued)	-	-	-	(481)	-	616	-	135
Stock-based compensation (53,074 shares)	-	1	-	425	-	-	-	426
Balance, June 30, 2009	$35,908	$156	$1,057	$167,433	$(44,141)	$(16,646)	$5,052	$148,819
(1) Unrealized gains (losses) on securities available for sale, net of taxes of $1,201 and $(779) in 2010 and 2009, respectively. There were no changes in unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

(2) Adjustment for (gains) losses included in net income, net of taxes of $1,104 and $(1,128) in 2010 and 2009, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements include the accounts of State Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”). State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

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

In the opinion of the Company’s management, the preceding unaudited condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, its condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, its condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year.  For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

For the three and six months ended June 30, 2010, net credit valuation adjustments (“CVA”) of $64 thousand and $80 thousand, respectively, were recorded as a reduction to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. For the three and six months ended June 30, 2009, net losses of $140 thousand and $228 thousand, respectively, were recorded as two customer interest rate swap transactions were no longer offset by an institutional dealer due to the event of default under the swap agreements the Bank had with Lehman Brothers Special Financing Inc. (See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2009 Annual Report on Form 10-K.) As all customer interest rate swap transactions are now offset by swap transactions with institutional dealers, we expect that their future impact on the Company’s financial statements will be immaterial. At June 30, 2010 and December 31, 2009, the total gross notional amount of swap transactions outstanding was $36 million and $37 million, respectively.

Information on the Company’s derivative financial instruments at June 30, 2010 and December 31, 2009 follows.

	Fair Values of Derivative Instruments (in thousands)

		June 30, 2010	December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$2,386	$1,836
Interest rate contracts	Other liabilities	$2,503	$1,873

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

Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans are credited to the allowance. The balance in the allowance for loan losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable inherent losses. To determine that level, management evaluates problem loans based on the financial condition of the borrower, the value of collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. Management utilizes all available information to estimate the adequacy of the allowance for loan losses. However, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in credit and economic conditions and other relevant factors.

Commercial and industrial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Management considers all non-accrual loans and troubled debt restructurings in excess of $250 thousand for impairment. Those with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans, such as consumer and residential mortgages, are collectively evaluated for impairment. Problem loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired.

The allowance for loan losses related to loans that are impaired includes reserves which are based upon the expected future cash flows, discounted at the effective interest rate, or the fair value of the underlying collateral for collateral-dependent loans, or the observable market price.  This evaluation includes inherently subjective elements as it requires material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change.

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

Adoption of New Accounting Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

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

Newly Issued But Not Yet Effective Accounting Guidance
In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company expects the adoption to be disclosure-related only and have no impact on the results of operations.

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

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first six months of 2010, the Company reissued 142,665 shares of common stock previously held in treasury to be used for contributions under the Company’s Employee Stock Ownership Plan and also issued 182,432 new shares related to dividend reinvestment and equity-based compensation plans. The Company has not repurchased any of its common shares thus far in 2010.

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

The computation of earnings per common share for the three and six months ended June 30, 2010 and 2009 follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands, except share and per share data)
Distributed earnings allocated to common stock	$814	$718	$1,619	$-
Undistributed earnings allocated to common stock	302	(169)	1,955	-
Net earnings allocated to common stock	$1,116	$549	$3,574	$-
Net loss	$-	$-	$-	$(4,021)
Less: dividends accrued and accretion of discount on preferred stock	-	-	-	(1,029)
Loss attributable to common stockholders	$-	$-	$-	$(5,050)
Average market price	$9.29	$7.91	$8.37	$7.45
Weighted average common shares outstanding, including shares considered participating securities	16,639,801	14,589,646	16,511,305	14,559,049
Less: weighted average participating securities	(351,392)	(233,039)	(298,161)	(212,966)
Weighted average common shares outstanding	16,288,409	14,356,607	16,213,144	14,346,083
Dilutive effect of stock options, restricted stock grants and common stock warrants	89,756	11,376	63,293	N/A *
Adjusted common shares outstanding - diluted	16,378,165	14,367,983	16,276,437	14,346,083
Net income (loss) per common share - basic	$0.07	$0.04	$0.22	$(0.35)
Net income (loss) per common share - diluted	$0.07	$0.04	$0.22	$(0.35)
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569	465,569	465,569
Other antidilutive potential shares not included in the calculation	467,327	628,442	503,923	664,657

* N/A - for periods in which a loss is reported, the impact of stock options, restricted stock grants and common stock warrants is not considered as the result would be antidilutive.

4.  INVESTMENT SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Company has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value.  Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.  Interest earned on investment securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold. In the first quarter of 2009, a $4.0 million OTTI charge was recorded on one $10 million par value trust preferred collateralized debt obligation ("CDO").  There were no amounts recorded in other comprehensive income related to this security as management determined that it intended to sell this bond, which it ultimately liquidated in July 2009.

At June 30, 2010 and December 31, 2009, the Company had no securities designated as held to maturity. The amortized cost, gross unrealized gains and losses and estimated fair value of securities available for sale at June 30, 2010 and December 31, 2009 follow. The June 30, 2010 amounts exclude $22 million in principal amount of mortgage-backed securities sold in June 2010 that settle in July 2010. In addition, the June 30, 2010 amounts include $8 million in principal amount of Government Agency securities purchased in June 2010 that settle in July 2010.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
June 30, 2010
Securities available for sale:
Obligations of states and political
subdivisions	$7,503	$146	$-	$7,649
Government Agency securities	62,364	521	(1)	62,884
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	125,933	6,590	(7)	132,516
FNMA	102,344	3,266	(411)	105,199
GNMA	60,283	602	(8)	60,877
Total securities available for sale	$358,427	$11,125	$(427)	$369,125

December 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$12,446	$61	$(86)	$12,421
Government Agency securities	22,773	326	(189)	22,910
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	173,324	6,656	(279)	179,701
FNMA	148,304	4,387	(221)	152,470
GNMA	48,684	113	(314)	48,483
Total securities available for sale	$405,531	$11,543	$(1,089)	$415,985

The amortized cost and estimated fair value of securities available for sale at June 30, 2010 are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
	(in thousands)
Securities available for sale:
Due in one year or less	$11,743	$11,861
Due after one year through five years	13,222	13,390
Due after five years through ten years	27,910	28,226
Due after ten years	16,992	17,056
Subtotal	69,867	70,533
Mortgage-backed securities and
collateralized mortgage obligations - residential	288,560	298,592
Total securities available for sale	$358,427	$369,125

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Proceeds	$47,966	$41,048	$56,751	$86,440
Gross gains	2,527	458	2,783	840
Gross losses	2	11	2	158
Tax provision	1,002	138	1,104	232

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
June 30, 2010
Securities available for sale:
Government Agency securities	$(1)	$3,999	$-	$-	$(1)	$3,999
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(7)	1,647	-	-	(7)	1,647
FNMA	(411)	24,377	-	-	(411)	24,377
GNMA	(8)	4,565	-	-	(8)	4,565
Total securities available for sale	$(427)	$34,588	$-	$-	$(427)	$34,588

December 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$(86)	$4,781	$-	$-	$(86)	$4,781
Government Agency securities	(189)	10,625	-	-	(189)	10,625
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(279)	25,784	-	-	(279)	25,784
FNMA	(221)	32,998	-	-	(221)	32,998
GNMA	(314)	37,859	-	-	(314)	37,859
Total securities available for sale	$(1,089)	$112,047	$-	$-	$(1,089)	$112,047

Unrealized losses on securities available for sale have not been recognized in the statements of operations because the issuers’ bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to recovery, and the decline in fair value has a direct relationship to movements in interest rates.

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

Impaired loans, excluding loans held for sale, before related specifically allocated allowance for loan loss were $12 million and $5 million at June 30, 2010 and December 31, 2009, respectively. Impaired loans net of related specifically allocated allowance for loan loss were $10 million and $4 million at June 30, 2010 and December 31, 2009, respectively. For the three and six months ended June 30, 2010 and June 30, 2009, interest income of $106 thousand and $3 thousand, respectively, was recognized on accruing impaired loans. No interest income was recognized on a cash basis on non-accrual impaired loans during any of the reported periods. The recorded investment in loans that are considered to be impaired, as of June 30, 2010 and December 31, 2009, is summarized below:

	June 30, 2010	December 31, 2009
	(in thousands)
Troubled debt restructurings with related allowances for loss	$6,500	$-
Allowance for loan loss specifically allocated to troubled debt restructurings	(482)	-
Net troubled debt restructurings	6,018	-

Other impaired loans with related allowances for loss	5,331	4,431
Allowance for loan loss specifically allocated to other impaired loans	(993)	(836)
	4,338	3,595
Other impaired loans with no related allowance for loan loss	-	600
Net other impaired loans	4,338	4,195

Total net impaired loans	$10,356	$4,195

	Second Quarter 2010	Second Quarter 2009
	(in thousands)
Average impaired loan balance	$11,836	$21,619

The Company has allocated $482 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Activity in the allowance for loan losses for the six months ended June 30, 2010 and 2009 is as follows:

	2010	2009
	(in thousands)
Balance, January 1	$28,711	$18,668
Provision charged to operations	7,700	13,500
Charge-offs	(6,187)	(1,770)
Write-downs incurred on the transfer of loans to loans held for sale	-	(2,586)
Recoveries	1,035	142
Balance, June 30	$31,259	$27,954

Loans with unpaid principal balances on which the Bank is no longer accruing interest income were $7 million at both June 30, 2010 and December 31, 2009. Of the total non-accrual loans at June 30, 2010 and December 31, 2009, $319 thousand and $670 thousand, respectively, were categorized as held for sale. At June 30, 2010 loans 90 days or more past due and still accruing interest totaled $9 thousand. Such loans totaled $4 million at December 31, 2009.

6.  LEGAL PROCEEDINGS
The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

7.  REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that could have a direct material effect on the Company’s consolidated financial statements.  Under the capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and the Bank’s classification are also subject to qualitative judgments by the federal banking regulators about components of capital, risk weightings of assets and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of June 30, 2010 and December 31, 2009. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy.  The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$144,927	8.93%	$64,893	4.00%	N/A	N/A
The Bank	$142,189	8.77%	$64,868	4.00%	$81,085	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$144,927	12.02%	$48,246	4.00%	N/A	N/A
The Bank	$142,189	11.79%	$48,246	4.00%	$72,369	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$160,204	13.28%	$96,493	8.00%	N/A	N/A
The Bank	$157,465	13.06%	$96,492	8.00%	$120,615	10.00%
As of December 31, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$138,575	8.68%	$63,890	4.00%	N/A	N/A
The Bank	$135,074	8.46%	$63,880	4.00%	$79,850	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$138,575	11.26%	$49,227	4.00%	N/A	N/A
The Bank	$135,074	10.98%	$49,227	4.00%	$73,840	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$154,123	12.52%	$98,454	8.00%	N/A	N/A
The Bank	$150,622	12.24%	$98,453	8.00%	$123,066	10.00%

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of June 30, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

The preferred stock, purchased by the Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment.  The warrant is immediately exercisable and expires in ten years.  The Company allocated $1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through June 30, 2010, $346 thousand of the discount has been accreted to preferred stock.

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

At June 30, 2010, incentive stock options for the purchase of 239,313 shares were outstanding and exercisable.  No options were exercised during the six months ended June 30, 2010 and 2009. The options outstanding and exercisable at June 30, 2010 have no intrinsic value.  A summary of stock option activity for the six months ended June 30, 2010 follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2010	254,319	$15.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(15,006)	$8.25
Outstanding - June 30, 2010	239,313	$16.20

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of June 30, 2010:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$10.28 - $13.61	128,700	1.7 years	$12.12	128,700	$12.12
$19.16 - $22.63	110,613	4.2 years	$20.94	110,613	$20.94
	239,313	2.8 years	$16.20	239,313	$16.20

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets. During the second quarter of 2010, the Company awarded 105,549 shares of restricted stock to certain key employees. In addition, during the first quarter of 2010, the Company awarded 27,777 shares of restricted stock to its President and CEO (the “CEO”) representing incentive compensation taken entirely in the form of restricted stock in lieu of cash.

The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. Based on an estimated forfeiture rate, of the 310,267 shares currently outstanding, 297,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $2.2 million at June 30, 2010 and is expected to be expensed over the weighted average remaining vesting life of 2.7 years. For the six months ended June 30, 2010 and 2009, $442 thousand and $187 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the six months ended June 30, 2010 and 2009 of $150 thousand and $63 thousand, respectively.

A summary of restricted stock activity for the six months ended June 30, 2010 follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2010	215,718	$10.81
Granted	133,326	$7.99
Vested	(27,777)	$8.10
Forfeited or expired	(11,000)	$10.04
Nonvested - June 30, 2010	310,267	$9.87

At June 30, 2010, 227,488 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation
In May 2010, the Company granted an award of 26,777 shares of restricted stock at an average price of $10.27 to the newly appointed Chief Lending Officer of the Bank (the “CLO”). The restricted stock will vest over five years, with one third to vest on the third anniversary of the award date, one third to vest on the fourth anniversary of the award date and the remainder to vest on the fifth anniversary of the award date. The restricted stock award was granted to the CLO as an inducement material to employment with the Company.

In November 2006, the Company granted non-qualified stock options and restricted stock awards to the CEO, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and are  vesting 20% per year over five years. At June 30, 2010, 98,847 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at June 30, 2010 have no intrinsic value. The restricted stock awarded to the CEO totaled 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the six months ended June 30, 2010 and 2009 was $73 thousand and $63 thousand, respectively.

A summary of restricted stock activity for the six months ended June 30, 2010 follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2010	29,259	$17.94
Granted	26,777	$10.27
Vested	(8,362)	$17.94
Nonvested - June 30, 2010	47,674	$13.63

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock is $884 thousand at June 30, 2010 and will be expensed over the weighted average remaining vesting life of 1.5 years. For the six months ended June 30, 2010 and 2009, $269 thousand and $239 thousand, respectively, were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets. The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At June 30, 2010, the Bank had approximately $233 million of real estate mortgage loan collateral pledged at the FHLB. Based on this collateral, the Bank had approximately $168 million available to borrow overnight or on a term basis. There were no investment securities pledged at June 30, 2010. The FHLB line is renewed annually.

The following table provides information on the Bank’s FHLB line at and for the six months ended June 30, 2010 and year ended December 31, 2009.

	Six months ended	Year ended
	June 30, 2010	December 31, 2009
	(dollars in thousands)
Amount outstanding under line of credit with the FHLB - end of period	$-	$45,000
Amount outstanding under line of credit with the FHLB - period average	$9,122	$12,805
Weighted-average interest rate on average amount outstanding	0.43%	0.43%

At June 30, 2010 and December 31, 2009, the Bank had $3 million outstanding in securities sold under agreements to repurchase at a weighted-average interest rate of 1.88%.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Amount at June 30, 2010	Fair Value Measurements at June 30, 2010 Using Significant Other Observable Inputs (Level 2)
	(in thousands)
Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$7,649	$7,649
Government Agency securities	62,884	62,884
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	132,516	132,516
FNMA	105,199	105,199
GNMA	60,877	60,877
Total Securities Available for Sale	$369,125	$369,125

Derivatives	$2,386	$2,386

Liabilities:

Derivatives	$2,503	$2,503

	Carrying Amount at December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Other Observable Inputs (Level 2)
	(in thousands)
Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$12,421	$12,421
Government Agency securities	22,910	22,910
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	179,701	179,701
FNMA	152,470	152,470
GNMA	48,483	48,483
Total Securities Available for Sale	$415,985	$415,985

Derivatives	$1,836	$1,836

Liabilities:

Derivatives	$1,873	$1,873

The table below presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
	Six months ended	Year ended
	June 30, 2010	December 31, 2009
	(in thousands)
Beginning balance	$-	$5,865
Other-than-temporary impairment	-	(4,000)
Included in other comprehensive income	-	-
Transfers out of Level 3	-	(1,865)
Ending balance	$-	$-

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

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows:

	Carrying Amount at June 30, 2010	Fair Value Measurements at June 30, 2010 Using Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired loans	$10,356	$10,356
Loans held for sale	$319	$319

	Carrying Amount at December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Impaired loans	$3,595	$3,595
Loans held for sale	$670	$670

Impaired loans with specific allocations had a principal amount of $12 million and $4 million, with a valuation allowance of $1 million and $836 thousand at June 30, 2010 and December 31, 2009, respectively. The provision for losses on impaired loans was $965 thousand and $5.7 million for the six months ended June 30, 2010 and 2009, respectively. No loans were transferred to loans held for sale in 2010. Net sales and payments received on loans held for sale totaled $350 thousand in the first half of 2010. Charge-offs of $3 million were incurred on loans transfered to loans held for sale in the first half of 2009. (See also Note 5 – Loans.)

The carrying amounts and estimated fair values of the Company’s financial instruments, not previously disclosed, are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,593	$64,593	$28,624	$28,624
Accrued interest receivable	5,850	5,850	6,137	6,137
Federal Home Loan Bank and other restricted stock	5,473	N/A	7,361	N/A
Loans - net of the allowance for loan losses	1,069,765	1,093,641	1,068,924	1,077,999
Receivable - securities sales	23,626	23,626	-	-

Financial liabilities:
Deposits	$1,388,841	$1,253,217	$1,349,562	$1,163,127
Senior unsecured debt	29,000	28,729	29,000	28,848
Junior subordinated debentures	20,620	12,346	20,620	12,585
Accrued interest payable	758	758	686	686
Temporary borrowings	3,000	3,000	48,000	48,000
Payable - securities purchases	7,996	7,996	-	-

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

Receivable – Securities Sales - For receivable – securities sales, the carrying amount is a reasonable estimate of fair value.

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

Payable – Securities Purchases - For payable – securities purchases, the carrying amount is a reasonable estimate of fair value.

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

11.  INCOME TAXES
Income tax expense of $2.9 million and an income tax benefit of $2.0 million were recorded during the six months ended June 30, 2010 and 2009, respectively. The Company is currently subject to a statutory Federal tax rate of 34%, a New York State (“NYS”) tax rate of 7.1% plus a 17% surcharge and a New York City (“NYC”) tax rate of 9%. The Company’s overall effective tax rate was an expense of 38% for the six months ended June 30, 2010, compared to a benefit of 34% for the same period in the prior year. The 2010 effective tax rate was higher primarily due to a greater percentage of pretax income subject to the Company’s marginal tax rate in 2010 compared to 2009. The Company is no longer subject to examination by NYS and NYC taxing authorities for years before January 1, 2007, and by Federal taxing authorities for years before January 1, 2005.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of June 30, 2010 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and we do not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Tax Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credit against regular tax liabilities in future years. At June 30, 2010, the Company has an AMT credit carryforward of approximately $797 thousand. The AMT credit can be carried forward indefinitely.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2010, there were no material accruals for interest and/or penalties.

The Company has net operating loss carryforwards of approximately $34 million for Federal income tax and $54 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the years 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings and therefore no valuation allowance has been recorded against the deferred tax assets.

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

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the quarters and six months ended June 30, 2010 and 2009

	Quarters ended June 30,				Six months ended June 30,
			Over/				Over/
			(under)				(under)
	2010	2009	2009		2010	2009	2009
Revenue (1)	$19,274	$16,565	16.4%		$37,421	$29,142	28.4%
Operating expenses	$11,181	$11,534	(3.1)%		$22,177	$21,696	2.2%
Provision for loan losses	$5,450	$3,500	55.7%		$7,700	$13,500	(43.0)%
Net income (loss)	$1,659	$1,072	54.8%		$4,676	$(4,021)	N/M	(2)
Net income (loss) per common share - diluted	$0.07	$0.04	75.0%		$0.22	$(0.35)	N/M	(2)
Return on average total assets	0.40%	0.26%	14	bp	0.58%	(0.49)%	107	bp
Return on average common stockholders' equity	3.96%	2.00%	196	bp	6.39%	(8.91)%	1,530	bp
Tier I leverage ratio	8.93%	8.98%	(5)	bp	8.93%	8.98%	(5)	bp
Tier I risk-based capital ratio	12.02%	11.48%	54	bp	12.02%	11.48%	54	bp
Total risk-based capital ratio	13.28%	13.52%	(24)	bp	13.28%	13.52%	(24)	bp
Tangible common equity ratio (non-GAAP)	7.17%	6.75%	42	bp	7.17%	6.75%	42	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

As of June 30, 2010, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $153 million.

The Company recorded net income of $1.7 million, or $0.07 per diluted common share, for the second quarter of 2010 compared to $1.1 million, or $0.04 per diluted common share, for the second quarter of 2009. The 2010 second quarter earnings improvement versus the comparable 2009 period primarily resulted from a $2.1 million increase in net gains on sales of securities, an $869 thousand increase in net interest income as a result of an improved margin and a $353 thousand reduction in operating expenses. These improvements were offset, in part, by a $2.0 million increase in the provision for loan losses and a $238 thousand decline in non-interest income excluding net gains on sales of securities in the current year.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the quarters and six months ended June 30, 2010 and 2009

	Quarters ended June 30,			Six months ended June 30,
			Over/			Over/
			(under)			(under)
	2010	2009	2009	2010	2009	2009
Net interest income	$15,888	$15,019	5.8%	$32,873	$30,299	8.5%
Service charges on deposit accounts	455	596	(23.7)%	905	1,186	(23.7)%
Other-than-temporary impairment losses on securities	-	-	-%	-	(4,000)	(100.0)%
Net gains on sales of securities	2,525	447	464.9%	2,781	682	307.8%
Income from bank owned life insurance	104	264	(60.6)%	246	372	(33.9)%
Other operating income	302	239	26.4%	616	603	2.2%
Total revenue	$19,274	$16,565	16.4%	$37,421	$29,142	28.4%

The Company’s return on average total assets improved to 0.40% in the second quarter of 2010 from 0.26% in the second quarter of 2009, while return on average common stockholders’ equity increased to 3.96% in the second quarter of 2010 from 2.00% in the second quarter of 2009. Primarily due to a 35 basis point decrease in the Company’s average cost of interest-bearing liabilities, the Company’s net interest margin increased by 28 basis points to 4.16% in the second quarter of 2010 from 3.88% in the second quarter of 2009.

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

Commercial and residential real estate values in our market appear to have stabilized at lower levels. Locally, however, properties are burdened by high maintenance costs including an ever increasing state and local tax burden. Business conditions remain subdued, marked by high unemployment, and that uncertainty is serving to limit both consumer and corporate spending.  Accordingly, the Company expects that weakness will continue in the equity, credit and real estate markets. Although we, like many other financial services firms, continue to witness the unfolding of very difficult and challenging market conditions, the Company is diligently managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

The provision for loan losses was $5.5 million in the second quarter of 2010 compared to $3.5 million in the second quarter of 2009. The increase in provision reflects the change in ratings classifications of several commercial real estate related loans in the second quarter of 2010, also taking into account the current status of watch list loans. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.) The allowance for loan losses was $31 million at June 30, 2010 and $29 million at December 31, 2009. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market even on a discounted basis. Market liquidity for the disposition of problem credits continues to show signs of improvement. Total loans held for sale amounted to $319 thousand at June 30, 2010 compared to $670 thousand at December 31, 2009.

The primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans. We expect to achieve modest loan growth this year in our core competencies of commercial and industrial credits and commercial mortgage loans. We remain cautious, however, on credit conditions and the inherent risk in lending portfolios. The Company’s securities portfolio contains no subprime exposure, structured debt or exotic structures. At June 30, 2010, the fair value of the securities portfolio represented 103% of book value.

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

The Company is continuing to participate in the Transaction Account Guarantee Program of the FDIC’s TLGP. This provides non-interest bearing transaction accounts and interest bearing transaction accounts with interest rates no higher than 0.25% at the Bank with unlimited FDIC insurance coverage beyond the current limit of $250 thousand. The unlimited coverage will be in effect through December 31, 2010. Management anticipates that the cost of participating in the TLGP will be immaterial to the Company’s financial statements. The Company also participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per year and a maturity of March 30, 2012. The FDIC guarantee will be in effect through the March 2012 maturity date.

On July 21, 2010, the Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law by the President. The legislation is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Certain aspects of the Reform Act will have an impact on us, as described in more detail below in Part II, Item 1A, Risk Factors.

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

Management of the Company recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about the financial conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan losses include, but are not limited to, estimated probable inherent losses from loan and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan losses is established to absorb probable inherent loan charge-offs. Additions to the allowance are made through the provision for loan losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values and changes in the size and character of the loan portfolio.  Despite such a review, the level of the allowance for loan losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter.  Based on current economic conditions, management believes that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio.

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

Management monitors the level of the allowance for loan losses in order to properly reflect its estimate of the exposure, if any, represented by fluctuations in the local real estate market and the underlying value that market provides as collateral to certain segments of the loan portfolio. The provision is continually evaluated relative to portfolio risk and regulatory guidelines and will continue to be closely reviewed. In addition, various bank regulatory agencies, as an integral part of their examination process, closely review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their independent judgment of information available to them at the time of their examinations.  Frequently, such additional information generally becomes available only after management has conducted its quarterly calculation of the provision.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at June 30, 2010. When compared to December 31, 2009, total assets increased by $7 million. This change primarily reflects increases in cash and due from banks and the receivable for securities sales of $36 million and $24 million, respectively, partially offset by a decrease in securities available for sale of $47 million. Loans (net of unearned income, principal paydowns and other dispositions and before allowance for loan losses) were $1.1 billion at March 31, 2010 and December 31, 2009. Quality loan demand remains modest in our markets currently resulting in limited growth opportunities. The Company has ample capital and liquidity to lend and continues to actively seek new credit opportunities of an acceptable quality. We are well positioned to grow our core business going forward once economic conditions improve to a level which fosters meaningful commercial loan demand.

The increase in cash and due from banks resulted from short-term seasonal inflows of municipal deposits. The receivable for securities sales consists of proceeds from the sales of mortgage-backed securities settling in July 2010. The decrease in the investment portfolio largely reflects sales of mortgage-backed and U.S. Government agency securities totaling $74 million, of which $22 million settled in July 2010 and cash had not yet been received. In addition, principal paydowns on mortgage-backed securities were $80 million. These were partially offset by purchases of mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government agency securities of $55 million and $48 million, respectively.

At June 30, 2010, total deposits were $1.4 billion, an increase of $39 million when compared to December 31, 2009. This was largely attributable to an $86 million increase in certificates of deposit, primarily short-term certificates of deposit with balances greater than $100 thousand. This was partially offset by a decrease in savings deposits of $47 million, primarily reflecting the seasonality of municipal deposits. Core deposit balances represented approximately 68% of total deposits at June 30, 2010 compared to 74% at year-end 2009. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $3 million at June 30, 2010 and $48 million at December 31, 2009.

Capital Resources - Total stockholders’ equity amounted to $153 million at June 30, 2010, representing an increase of $4 million from December 31, 2009. The increase from year-end 2009 largely reflects the net income recorded in the first half of 2010. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

The Company’s tangible common equity to tangible assets ratio was 7.17% at June 30, 2010 compared to 6.93% at December 31, 2009 and 6.75% at June 30, 2009. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at June 30, 2010 (in thousands):

Total stockholders' equity	$152,951
Less: preferred stock	(36,131)
Less: warrant	(1,057)
Total common stockholders' equity	115,763
Less: intangible assets	-
Tangible common equity	$115,763

Total assets	$1,614,885
Less: intangible assets	-
Tangible assets	$1,614,885

At June 30, 2010, the Bank’s Tier I leverage ratio was 8.77% while its risk-based capital ratios were 11.79% for Tier I capital and 13.06% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution, or 5.00%, 6.00% and 10.00%, respectively. Table 2-1 summarizes the Company’s capital ratios as of June 30, 2010 and compares them to current minimum regulatory guidelines and December 31 and June 30, 2009 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
June 30, 2010	8.93%	12.02%	13.28%
December 31, 2009	8.68%	11.26%	12.52%
June 30, 2009	8.98%	11.48%	13.52%

Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its July 27, 2010 meeting. The cash dividend will be paid on September 16, 2010 to stockholders of record on August 20, 2010.

The Company did not repurchase any shares of its common stock during the first six months of 2010 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. Under the Reform Act, the trust preferred securities will continue to qualify as Tier I capital. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The Company has the right to redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, on any interest payment date prior to the maturity date of November 7, 2032 at par. The Company has the right to redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, on any interest payment date prior to the maturity date of January 23, 2034 at par. However, under the CPP, the Company must get approval from the Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding. The weighted average cost of all trust preferred securities outstanding was 3.50% and 4.43% for the first half of 2010 and 2009, respectively.

Under the New York Business Corporation Law, the Company can pay dividends only out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank, the issuance of common stock and proceeds from the Dividend Reinvestment and Stock Purchase Plan (the “DRP”). Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of June 30, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $390 million at June 30, 2010 compared to $419 million at December 31, 2009. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit. The increase in cash and due from banks to $65 million at June 30, 2010 compared to $29 million at December 31, 2009 resulted from short-term seasonal inflows of municipal deposits.

Liquidity is measured and monitored daily, thereby allowing management to better understand and react to emerging balance sheet trends, including temporary mismatches with regard to sources and uses of funds. After assessing actual and projected cash flow needs, management seeks to obtain funding at the most economical cost. These funds can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect the Company’s ability to meet liquidity needs, including variations in the markets served, loan demand, its asset/liability mix, its reputation and credit standing in its markets and general economic conditions. Borrowings and the scheduled amortization of investment securities and loans are more predictable funding sources. Deposit flows and securities prepayments are somewhat less predictable as they are often subject to external factors. Among these are changes in the local and national economies, competition from other financial institutions and changes in market interest rates.

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At June 30, 2010, total deposits were $1.4 billion, an increase of $39 million when compared to December 31, 2009. Of the total time deposits at June 30, 2010, $351 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits. During the first half of 2010 and 2009, proceeds from sales and maturities of securities available for sale totaled $136 million and $144 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities.  During the first half of 2010 and 2009, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $8 million and $9 million, respectively. The Company did not purchase any loans during the first half of 2010 or 2009.  The Company purchased securities available for sale totaling $103 million and $120 million during the first half of 2010 and 2009, respectively.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2010, access to approximately $168 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. The amount of the FHLB lines of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At June 30, 2010, approximately $73 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2010, no advances were outstanding under lines of credit with the FHLB and no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $37 million and $53 million in short-term certificates of deposit outstanding at June 30, 2010 and December 31, 2009, respectively. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. CDARS deposits, even though they are sourced from Bank customers, are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  At both June 30, 2010 and December 31, 2009, $30 million in such brokered deposits were outstanding. None of these brokered deposits is maturing in 2010. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $202 million and $244 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2010 and 2009, letters of credit outstanding were approximately $13 million and $16 million, respectively. At June 30, 2010 and 2009, the uncollateralized portion was approximately $3 million in each period.

The use of derivative financial instruments, e.g. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed. At June 30, 2010 and 2009, the total gross notional amount of swap transactions outstanding was $36 million and $35 million, respectively.

Material Changes in Results of Operations for the Quarter Ended June 30, 2010 versus the Quarter Ended June 30, 2009 - The Company recorded net income of $1.7 million for the second quarter of 2010 compared to $1.1 million for the second quarter of 2009. The 2010 second quarter net income improvement versus the comparable 2009 period primarily resulted from a $2.1 million increase in net gains on sales of securities, an $869 thousand increase in net interest income as a result of an improved margin and a $353 thousand reduction in operating expenses. These improvements were offset, in part, by a $2.0 million increase in the provision for loan losses and a $238 thousand decline in non-interest income excluding net gains on sales of securities in the current year.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 5.8% to $15.9 million due to an improvement in the Company’s net interest margin to 4.16% during the second quarter of 2010 from 3.88% a year ago. The improved net interest margin primarily resulted from a 35 basis point decrease in the cost of total average interest-bearing liabilities to 1.10% in 2010, due principally to lower rates paid on savings and time deposits.

Even though overall market index rates declined, the average yield on the Company’s loans improved to 5.44% in the second quarter of 2010 from 5.30% in the second quarter of 2009. This resulted from the impact of the significant reduction in non-accrual loans and the disposition of lower quality credits throughout 2009 and the first half of 2010. The average balance of the Company’s loan portfolio declined $4 million for the second quarter of 2010 as compared to the same period in 2009.

The average yield on the Company’s securities declined to 3.85% in the second quarter of 2010 from 4.49% in the second quarter of 2009. This is largely a result of principal paydowns, maturities and sales of mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government Agency securities since the second quarter of 2009. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment. The average balance of the Company’s securities portfolio increased $7 million for the second quarter of 2010 as compared to the same period in 2009 primarily due to an increase in U.S. Government Agency securities, partially offset by a decrease in mortgage-backed securities.

The reduction in the cost of average interest-bearing liabilities in 2010 resulted largely from an increase of $23 million in average core deposits, as well as the Company’s ongoing management of deposit rates as deposit pricing has continued to ease in our local markets. The average cost of time and savings deposits declined by 52 basis points and 15 basis points, respectively, in the second quarter of 2010 versus 2009. The Company also experienced a $3 million decrease in average higher-cost time deposits during the second quarter of 2010 versus 2009. Additionally, in the fourth quarter of 2009 the Company exchanged its high-cost $10 million 8.25% subordinated notes, which were due to mature in 2013, for newly issued common stock. At June 30, 2010 and 2009, the Company had $30 million and $45 million, respectively, in traditional brokered deposits, which does not include CDARS deposits. These brokered deposits had a weighted-average cost of 2.81% at June 30, 2010 as compared to 3.11% at June 30, 2009.

The provision for loan losses was $5.5 million in the second quarter of 2010, representing an increase of $2.0 million versus the comparable 2009 period. The adequacy of the provision and the resulting allowance for loan losses, which increased by $3 million from June 30, 2009 to $31 million at June 30, 2010, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. In particular, there were three large commercial real estate loan relationships totaling $48 million newly criticized, classified or more severely classified at June 30, 2010 compared to March 31, 2010. As a result, the calculated reserves on these relationships increased by $7 million at June 30, 2010 from March 31, 2010. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Net gains on sales of securities were $2.5 million in the second quarter of 2010 compared to $447 thousand for the same period last year as the Company realized gains on bonds in its securities portfolio which were beginning to experience faster prepayment speeds with market prices in the 106 to 108 range. We determined that the attractive pricing was not sustainable as the underlying bonds were prepaying at par. Proceeds from sales of securities available for sale were $48 million in the second quarter of 2010 as compared to $41 million in the second quarter of 2009. An additional $22 million in sales proceeds were received upon settlement in July 2010. Non-interest income excluding net gains on sales of securities declined $238 thousand in the second quarter of 2010 compared to the second quarter of 2009 as deposit return item fees decreased and income from bank owned life insurance reflected a lower rate of return.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the quarters and six months ended June 30, 2010 and 2009

	Quarters ended June 30,			Six months ended June 30,
			Over/			Over/
			(under)			(under)
	2010	2009	2009	2010	2009	2009
Salaries and other employee benefits	$6,598	$5,960	10.7%	$12,594	$11,297	11.5%
Occupancy	1,391	1,448	(3.9)%	2,810	2,949	(4.7)%
Equipment	269	297	(9.4)%	573	602	(4.8)%
Marketing and advertising	453	475	(4.6)%	906	750	20.8%
FDIC and NYS assessment	684	1,276	(46.4)%	1,356	2,314	(41.4)%
Other operating expenses	1,786	2,078	(14.1)%	3,938	3,784	4.1%
Total operating expenses	$11,181	$11,534	(3.1)%	$22,177	$21,696	2.2%

Total operating expenses decreased $353 thousand or 3.1% to $11.2 million during the second quarter of 2010 when compared to the second quarter of 2009. This decline was primarily due to a $592 thousand reduction in FDIC and NYS assessment expenses in 2010 resulting from a special FDIC insurance fund one-time assessment fee of $730 thousand recorded in the second quarter of 2009. This special assessment was imposed on all FDIC-insured depository institutions based upon the institution’s total assets and Tier 1 capital. Excluding this special one-time assessment fee, FDIC and NYS assessment fees increased by $138 thousand from $546 thousand in the second quarter of 2009 reflecting an increase in the assessment rates. Other operating expenses decreased by $292 thousand due in part to lower outsourced audit expenses. Partially offsetting the foregoing expense reductions was a $638 thousand increase in salaries and other employee benefits in the second quarter of 2010 versus the comparable 2009 period. This resulted primarily from increased accruals of long-term, performance-based equity and incentive compensation, employee insurance costs and 401(k) and employee stock ownership contribution costs. Furthermore, it also reflects additions to the internal audit staff to further strengthen the monitoring of internal controls.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 66.5% in the second quarter of 2010 versus 70.9% in the second quarter of 2009. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.71% for the second quarter of 2010 versus 2.80% for the second quarter of 2009.

The Company’s income tax expense was $984 thousand in the second quarter of 2010 as compared to $459 thousand in the second quarter of 2009. The Company’s overall effective tax rate was 37% for the second quarter of 2010 compared to 30% for the same period in the prior year. The 2010 effective tax rate was higher primarily due to a greater percentage of pretax income subject to the Company’s marginal tax rate in 2010 compared to 2009. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations for the Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009 - For the six months ended June 30, 2010 the Company recorded net income of $4.7 million compared to a net loss of $4.0 million in the same 2009 period. The factors contributing to the increase in net income were an increase in net interest income of $2.6 million, a decrease in the provision for loan losses of $5.8 million and an increase in non-interest income of $5.7 million, partially offset by an increase in total operating expenses of $481 thousand.

As shown in Table 2-2 (B) following this discussion, the increase of $2.6 million in net interest income for the first six months of 2010 versus the comparable period in 2009 resulted from a 37 basis point widening of the Company’s net interest margin to 4.33% in 2010 from 3.96% a year ago. The higher margin was primarily due to a 41 basis point reduction in the Company’s cost of total average interest-bearing liabilities to 1.12% in 2010. Also impacting the margin favorably was a five basis point increase in the Company’s yield on total average interest-earning assets to 5.13% in 2010.

The lower cost of average interest-bearing liabilities in 2010 resulted largely from a $39 million decrease in average higher-cost time deposits, a $40 million increase in average demand deposits and lower rates paid on savings and time deposits for the first six months of 2010 versus 2009. In addition, in the fourth quarter of 2009 the Company exchanged its high-cost $10 million 8.25% subordinated notes, which were due to mature in 2013, for newly issued common stock.

The average yield on the Company’s loans improved to 5.60% for the first half of 2010 from 5.36% in the first half of 2009. This resulted from the impact of the significant reduction in non-accrual loans and the disposition of lower quality credits throughout 2009 and the first half of 2010, although the average balance of the Company’s loan portfolio declined $10 million for the first half of 2010 as compared to the same period in 2009.

The average yield on the Company’s securities declined to 4.08% in the first six months of 2010 from 4.74% in the comparable 2009 period. This is largely a result of principal paydowns, maturities and sales of mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government Agency securities. These securities had higher yields than those of the securities subsequently purchased reflecting the current interest rate environment. The average balance of the Company’s securities portfolio increased $13 million for the first six months of 2010 as compared to the same period in 2009 primarily due to an increase in U.S. Government Agency securities, partially offset by a decrease in mortgage-backed securities.

The provision for loan losses decreased by $5.8 million for the first six months of 2010 as compared to 2009 due to several factors, most significantly a decrease in non-accrual loans.  (See also Asset Quality contained herein.)

The increase in total non-interest income resulted largely from an increase of $2.1 million in net gains on sales of securities for the first six months of 2010 as compared to 2009, coupled with a $4.0 million decrease in non-cash OTTI losses on securities. These were partially offset by decreased deposit return item fees and lower income from bank owned life insurance.

Total operating expenses increased by $481 thousand or 2.2% to $22.2 million for the first half of 2010, primarily due to a $1.3 million increase in salaries and other employee benefits expenses resulting from increases in performance-based compensation accruals. These increases were partly offset by a $1.0 million decrease in FDIC and NYS assessment expenses in 2010 resulting primarily from the special FDIC insurance fund one-time assessment fee recorded in the second quarter of 2009 discussed in Material Changes in Results of Operations for the Quarter Ended June 30, 2010 versus the Quarter Ended June 30, 2009 contained herein.

The Company’s operating efficiency ratio was 63.7% for the first half of 2010 and 66.3% for the first half of 2009.  The Company’s ratio of total operating expenses to average total assets was 2.73% for the first six months of 2010 and 2.67% for the first six months of 2009.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.  (See also Note 4 to the Unaudited Condensed Consolidated Financial Statements – Investment Securities.)

Non-accrual loans totaled $7 million (which includes $319 thousand in loans held for sale that were previously written down to their estimated fair value) at June 30, 2010, $7 million (which includes $670 thousand in loans held for sale) at December 31, 2009 and $35 million (which includes $12 million in loans held for sale) at June 30, 2009. At June 30, 2010, December 31, 2009 and June 30, 2009, the Company held no OREO. Loans 90 days or more past due and still accruing interest at June 30, 2010 and December 31, 2009 totaled $9 thousand and $4 million, respectively. There were no such loans at June 30, 2009.

At June 30, 2010, net impaired loans totaled $10 million compared to $4 million at December 31, 2009 largely due to a $7 million secured, performing land loan in Roslyn, New York considered to be a troubled debt restructuring and classified at June 30, 2010. The borrower requested and was granted an interest rate concession. This impaired credit is fully advanced. At December 31, 2009 and June 30, 2009, loans restructured and still accruing interest were not material.

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

Management continues to be vigilant in the timely identification of potential problem loans and the assigning of them to our watch list. At June 30, 2010, the Bank had 100 relationships on its watch list totaling $172 million as compared to 84 relationships and $143 million at December 31, 2009. Included in these watch list totals at June 30, 2010, are 30 relationships with a total amount outstanding per relationship of at least $1 million and an aggregate amount outstanding of $153 million. At December 31, 2009, there were 28 such relationships totaling $126 million in aggregate. At both periods, those relationships with a total amount outstanding per relationship of at least $1 million are primarily commercial real estate in nature.

Watch list loans consist of criticized loans, classified loans, and those loans requiring special attention but not warranting categorization as either criticized or classified. Criticized loans, i.e. special mention loans, have potential weaknesses, often temporary in nature, requiring management’s extra vigilance. Classified loans, i.e. substandard, doubtful and loss loans, exhibit more serious weaknesses and generally carry a higher risk of loss. Such loans require more intensive oversight, remediation plans and, if problems remain unresolved, a workout strategy is developed.

Watch List Summary by Category (1)
Increase/
	June 30, 2010	December 31, 2009	(decrease)

Loans requiring special attention but neither criticized nor classified	$21 million	$20 million	$1 million

Criticized loans (special mention)	$81 million	$42 million	$39 million

Classified loans (substandard, doubtful and loss)	$70 million	$81 million	($11 million)

Total	$172 million	$143 million	$29 million

(1) Excluding loans held for sale.

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has pursued an aggressive workout and disposition posture for troubled relationships over the past two years. The Company has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers generally do not maintain control over troubled relationships. It is anticipated that management will continue to use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration. We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of current credit market conditions. Accordingly, it is possible that some or all of the troubled loans may, at some point in the future, warrant being placed on non-accrual status, which may result in additional provisions for loan losses.

The allowance for loan losses amounted to $31 million or 2.8% of loans at June 30, 2010, $29 million or 2.6% of loans at December 31, 2009, and $28 million or 2.5% of loans at June 30, 2009. The allowance for loan losses as a percentage of total non-accrual loans, excluding loans held for sale, was 444% at June 30, 2010, 474% at December 31, 2009 and 122% one year ago. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan losses. Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

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

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2010 and 2009 (unaudited)
(dollars in thousands)

	2010			2009
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$397,547	$3,818	3.85%	$390,919	$4,379	4.49%
Federal Home Loan Bank and other restricted stock	5,552	28	2.02	5,952	28	1.89
Securities purchased under agreements to resell	3,549	2	0.23	13,077	5	0.15
Interest-bearing deposits	14,936	6	0.16	28,930	15	0.21
Loans (3)	1,112,155	15,084	5.44	1,116,045	14,756	5.30
Total interest-earning assets	1,533,739	$18,938	4.95%	1,554,923	$19,183	4.95%
Non-interest-earning assets	122,156			98,915
Total Assets	$1,655,895			$1,653,838

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$607,217	$942	0.62%	$622,900	$1,199	0.77%
Time deposits	442,458	1,607	1.46	445,114	2,192	1.98
Total savings and time deposits	1,049,675	2,549	0.97	1,068,014	3,391	1.27
Federal funds purchased	-	-	-	-	-	-
Securities sold under agreements to repurchase	-	-	-	1,099	1	0.36
Other temporary borrowings	4,791	16	1.34	16,945	28	0.66
Senior unsecured debt	29,000	281	3.89	29,000	280	3.87
Subordinated notes	-	-	-	10,000	231	9.27
Junior subordinated debentures	20,620	182	3.54	20,620	212	4.12
Total interest-bearing liabilities	1,104,086	3,028	1.10	1,145,678	4,143	1.45
Demand deposits	378,415			339,753
Other liabilities	20,539			19,478
Total Liabilities	1,503,040			1,504,909
Stockholders' Equity	152,855			148,929
Total Liabilities and Stockholders' Equity	$1,655,895			$1,653,838
Net interest income/margin		15,910	4.16%		15,040	3.88%
Less tax-equivalent basis adjustment		(22)			(21)
Net interest income		$15,888			$15,019

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $12 and $10 in 2010 and 2009, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $10 and $11 in 2010 and 2009, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2010 and 2009 (unaudited)
(dollars in thousands)

	2010			2009
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$406,072	$8,223	4.08%	$393,228	$9,252	4.74%
Federal Home Loan Bank and other restricted stock	5,817	63	2.18	5,716	39	1.38
Securities purchased under agreements to resell	1,785	2	0.23	9,862	6	0.12
Interest-bearing deposits	13,038	10	0.15	21,905	21	0.19
Loans (3)	1,106,830	30,716	5.60	1,116,980	29,671	5.36
Total interest-earning assets	1,533,542	$39,014	5.13%	1,547,691	$38,989	5.08%
Non-interest-earning assets	103,837			90,878
Total Assets	$1,637,379			$1,638,569

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$600,592	$1,921	0.65%	$600,589	$2,433	0.82%
Time deposits	433,562	3,209	1.49	472,896	4,937	2.11
Total savings and time deposits	1,034,154	5,130	1.00	1,073,485	7,370	1.38
Federal funds purchased	88	-	-	453	1	0.45
Securities sold under agreements to repurchase	-	-	-	1,740	4	0.46
Other temporary borrowings	12,122	48	0.80	17,232	59	0.69
Senior unsecured debt	29,000	561	3.90	14,740	283	3.87
Subordinated notes	-	-	-	10,000	462	9.32
Junior subordinated debentures	20,620	358	3.50	20,620	453	4.43
Total interest-bearing liabilities	1,095,984	6,097	1.12	1,138,270	8,632	1.53
Demand deposits	372,841			333,102
Other liabilities	16,527			16,056
Total Liabilities	1,485,352			1,487,428
Stockholders' Equity	152,027			151,141
Total Liabilities and Stockholders' Equity	$1,637,379			$1,638,569
Net interest income/margin		32,917	4.33%		30,357	3.96%
Less tax-equivalent basis adjustment		(44)			(58)
Net interest income		$32,873			$30,299

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $24 and $23 in 2010 and 2009, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $20 and $35 in 2010 and 2009, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2010 versus December 31, 2009 and June 30, 2009
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	6/30/2010	12/31/2009	6/30/2009
Non-accrual Loans (1)	$7,048	$6,063	$23,006
Non-accrual Loans Held for Sale	319	670	11,596
Loans 90 Days or More Past Due and Still Accruing (1)	9	3,800	-
Total Non-performing Loans	7,376	10,533	34,602
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$7,376	$10,533	$34,602

Gross Loans Outstanding (1)	$1,101,024	$1,097,635	$1,114,978
Total Loans Held for Sale	$319	$670	$11,620

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	6/30/2010	12/31/2009	6/30/2009
Beginning Balance	$25,531	$29,401	$25,897
Provision	5,450	23,000	3,500
Charge-offs	(151)	(23,880)	(1,504)
Recoveries	429	190	61
Ending Balance	$31,259	$28,711	$27,954

KEY RATIOS:
	At
	6/30/2010	12/31/2009	6/30/2009
Allowance as a % of Total Loans (1)	2.8%	2.6%	2.5%

Non-accrual Loans as a % of Total Loans	0.7%	0.6%	3.1%

Non-performing Assets as a % of Total Loans and OREO	0.7%	1.0%	3.1%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	444%	474%	122%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	443%	291%	122%

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

As of June 30, 2010, the Company’s balance sheet was considered slightly asset sensitive over the first twelve month period as a hypothetical decrease in interest rates would have a minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a relatively small positive impact on the Company’s net interest income.  During the second year of the modeling period the balance sheet begins to take a turn towards a slight liability sensitive position.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	June 30, 2010
Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300
Year One	(1.2)%	0.0%	0.5%	0.6%	0.2%
Year Two	(3.0)%	0.4%	1.0%	0.7%	(0.2)%

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

As of June 30, 2010, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 300 and -100 basis points was low. The small changes in the percentage change in MVPE and the MVPE Ratio were attributable to the low interest rate environment and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	June 30, 2010
	Down 100	Base Flat	Up 100	Up 200	Up 300
% Change in MVPE (1)	(1.1)%	0.0%	(0.3)%	(1.4)%	(3.2)%
MVPE Ratio	18.9%	19.6%	19.9%	19.9%	19.8%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The recent adoption of regulatory reform legislation may have a material effect on our operations and capital requirements.

On July 21, 2010, the Reform Act was signed into law by the President of the United States.  The Reform Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.  There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have.  We believe the following provisions of the Reform Act will have an impact on us, though it is not possible for us to determine at this time whether and to what extent the Reform Act will have a material effect on our business, financial condition or results of operations:

•
Certain Changes in Regulatory Regime.  The Reform Act provides for the creation of the Bureau of Consumer Financial Protection (the “CFPB”). The CFPB will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.

•
Consolidated Holding Company Capital Requirements.  The Reform Act requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  Thus, it is likely that we will become subject to capital requirements that are higher than those to which we are currently subject, although it is unknown at this time what these requirements will be.  The new requirements will also eliminate the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of our size, although because we had less than $15 billion of consolidated assets as of December 31, 2009, we will continue to be permitted to include any trust preferred securities issued before May 19, 2010 as an element of Tier 1 capital.

•
Deposit Insurance Assessments.  The Reform Act increases the minimum designated reserve ratio for the Deposit Insurance Fund of the FDIC from 1.15% to 1.35% of insured deposits, which much be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, such as us, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets.  It is unknown at this time what portion of the cost of raising the reserve ratio will be borne by institutions with less than $10 billion in assets such as us.  Further, until the FDIC issues new regulations implementing these provisions we will not know the extent we will be affected by these provisions though it appears likely that our deposit insurance premiums will increase to some extent.  In addition, deposit insurance assessments will now be based on our average consolidated total assets minus our average tangible equity, rather than on our deposit base.

The Reform Act also includes provisions, subject to further rulemaking by the federal bank regulatory agencies, that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities and restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities.  We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information on the results of the Company’s Annual Stockholders’ Meeting held on April 27, 2010, please see our current report on Form 8-K dated April 28, 2010 incorporated by reference herein.

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS

10.30	Restricted stock award agreement dated as of May 13, 2010 by and between State Bancorp, Inc. and Thomas Iadanza

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

STATE BANCORP, INC.

8/5/10	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

8/5/10	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.30	Restricted stock award agreement dated as of May 13, 2010 by and between State Bancorp, Inc. and Thomas Iadanza

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)