Form 10-Q
period 2010-09-30
STATE BANCORP INC
filed 2010-11-04
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2010

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

As of October 25, 2010, there were 16,663,314 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2010

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2010 and December 31, 2009
(in thousands, except share and per share data)

	September 30, 2010	December 31, 2009
ASSETS:
Cash and due from banks	$37,026	$28,624
Securities held to maturity (estimated fair value of $22,000 in 2010)	22,000	-
Securities available for sale - at estimated fair value	404,160	415,985
Federal Home Loan Bank and other restricted stock	7,273	7,361
Loans (net of allowance for loan losses of $32,488 in 2010 and $28,711 in 2009)	1,081,075	1,068,924
Loans held for sale	-	670
Bank premises and equipment - net	6,357	6,338
Bank owned life insurance	30,946	30,593
Net deferred income taxes	24,326	27,486
Receivable - securities sales	13,393	-
Prepaid FDIC assessment	5,963	7,533
Other assets	12,758	14,198
TOTAL ASSETS	$1,645,277	$1,607,712
LIABILITIES:
Deposits:
Demand	$336,251	$381,066
Savings	642,648	613,894
Time	406,808	354,602
Total deposits	1,385,707	1,349,562
Other temporary borrowings	43,000	48,000
Senior unsecured debt	29,000	29,000
Junior subordinated debentures	20,620	20,620
Other accrued expenses and liabilities	12,701	12,015
Total liabilities	1,491,028	1,459,197
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842	36,188	36,016
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,483,809 shares in 2010 and 17,297,546 shares in 2009; outstanding 16,660,790 shares in 2010 and 16,331,862 shares in 2009	175	173
Warrant	1,057	1,057
Surplus	178,820	178,673
Retained deficit	(53,582)	(57,432)
Treasury stock (823,019 shares in 2010 and 965,684 shares in 2009)	(13,872)	(16,276)
Accumulated other comprehensive income (net of taxes of $3,597 in 2010 and $4,150 in 2009)	5,463	6,304
Total stockholders' equity	154,249	148,515
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,645,277	$1,607,712

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2010 and 2009
(in thousands, except per share data)

	Three Months		Nine Months
	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$15,426	$15,398	$46,122	$45,034
Federal funds sold and securities purchased under agreements to resell	-	-	2	6
Securities held to maturity - taxable	41	-	41	-
Securities available for sale - taxable	3,472	4,126	11,627	13,325
Securities available for sale - tax-exempt	25	15	79	66
Dividends on Federal Home Loan Bank and other restricted stock	25	35	88	74
Total interest income	18,989	19,574	57,959	58,505
INTEREST EXPENSE:
Deposits	2,471	3,218	7,601	10,588
Temporary borrowings	21	25	69	89
Senior unsecured debt	280	280	841	563
Subordinated notes	-	231	-	693
Junior subordinated debentures	188	213	546	666
Total interest expense	2,960	3,967	9,057	12,599
Net interest income	16,029	15,607	48,902	45,906
Provision for loan losses	2,500	3,000	10,200	16,500
Net interest income after provision for loan losses	13,529	12,607	38,702	29,406
NON-INTEREST INCOME:
Service charges on deposit accounts	467	504	1,372	1,690
Other-than-temporary impairment losses on securities	-	-	-	(4,000)
Net gains on sales of securities	733	486	3,514	1,168
Income from bank owned life insurance	107	182	353	554
Other operating income	713	622	1,329	1,225
Total non-interest income	2,020	1,794	6,568	637
Income before operating expenses	15,549	14,401	45,270	30,043
OPERATING EXPENSES:
Salaries and other employee benefits	5,959	5,926	18,553	17,223
Occupancy	1,349	1,392	4,159	4,341
Equipment	302	307	875	909
Marketing and advertising	377	-	1,283	750
FDIC and NYS assessment	697	657	2,053	2,971
Other operating expenses	1,872	3,059	5,810	6,843
Total operating expenses	10,556	11,341	32,733	33,037
INCOME (LOSS) BEFORE INCOME TAXES	4,993	3,060	12,537	(2,994)
PROVISION (BENEFIT) FOR INCOME TAXES	1,783	1,119	4,651	(914)
NET INCOME (LOSS)	3,210	1,941	7,886	(2,080)

Preferred dividends and accretion	517	515	1,553	1,544
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,693	$1,426	$6,333	$(3,624)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.17	$0.10	$0.39	$(0.25)
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.17	$0.10	$0.39	$(0.25)

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2010 and 2009
(in thousands)
	Nine Months
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$7,886	$(2,080)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	10,200	16,500
Write down to estimated fair value of loans held for sale	-	1,000
Depreciation and amortization of bank premises and equipment	1,182	1,150
Amortization of net premium on securities	2,083	2,045
Deferred income tax expense (benefit)	3,713	(1,749)
Other-than-temporary impairment losses on securities recognized in earnings	-	4,000
Net gains on sales of securities	(3,514)	(1,168)
Net gains on sales of loans held for sale	(322)	(83)
Income from bank owned life insurance	(353)	(554)
Change in fair value of derivative contracts	97	543
Stock-based compensation expense	989	636
Directors' stock plan expense	78	102
Net payments and proceeds from sales of loans held for sale	992	2,465
Decrease (increase) in other assets	2,251	(102)
Decrease in prepaid FDIC assessment	1,570	-
(Decrease) increase in other accrued expenses and other liabilities	(160)	2,935
Net cash provided by operating activities	26,692	25,640
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	89,284	101,516
Proceeds from prepayments and maturities of securities available for sale	122,003	94,903
Purchases of securities held to maturity	(22,000)	-
Purchases of securities available for sale	(212,817)	(180,314)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	88	(3,213)
Increase in loans - net	(22,351)	(4,108)
Purchases of bank premises and equipment - net	(1,201)	(1,024)
Net cash (used in) provided by investing activities	(46,994)	7,760
FINANCING ACTIVITIES:
Decrease in demand and savings deposits	(16,061)	(64,823)
Increase (decrease) in time deposits	52,206	(108,263)
(Decrease) increase in other temporary borrowings	(5,000)	60,000
Proceeds from issuance of senior unsecured debt	-	29,000
Decrease in overnight sweep and settlement accounts, net	-	(13,174)
Cash dividends paid on common stock	(2,483)	(2,187)
Cash dividends paid on preferred stock	(1,382)	(1,279)
Proceeds from reissuance of treasury stock	1,184	39
Proceeds from shares issued under dividend reinvestment plan	240	291
Net cash provided by (used in) financing activities	28,704	(100,396)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,402	(66,996)
CASH AND CASH EQUIVALENTS - JANUARY 1	28,624	102,988
CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$37,026	$35,992
SUPPLEMENTAL DATA:
Interest paid	$9,199	$12,861
Income taxes paid	$802	$479
Loans transferred to held for sale	-	$7,362

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Nine Months Ended September 30, 2010 and 2009
(in thousands, except share and per share data)
	Nine Months
	2010	2009
Preferred Stock
Balance, January 1	$36,016	$35,800
Accretion of discount on preferred shares	172	162
Balance, September 30	36,188	35,962
Common Stock
Balance, January 1	173	77,455
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share in 2009	-	(77,300)
Stock-based compensation (141,903 shares in 2010 and 71,077 shares in 2009)	2	1
Balance, September 30	175	156
Warrant
Balance, January 1 and September 30	1,057	1,057
Surplus
Balance, January 1	178,673	89,984
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share in 2009	-	77,300
Shares issued under the dividend reinvestment plan (30,485 shares in 2010 and 43,292 shares in 2009; at 95% of market value)	240	291
Stock issued under directors' stock plan (13,875 shares in 2010 and 10,625 shares in 2009)	140	135
Stock-based compensation (141,903 shares in 2010 and 71,077 shares in 2009)	987	635
Treasury stock reissued (142,665 shares in 2010 and 46,246 shares in 2009)	(1,220)	(655)
Balance, September 30	178,820	167,690
Retained Deficit
Balance, January 1	(57,432)	(37,635)
Net income (loss)	7,886	(2,080)
Accretion of discount on preferred shares	(172)	(162)
Cash dividend on common stock ($0.15 per share)	(2,483)	(2,187)
Cash dividend on preferred stock (5% per annum)	(1,381)	(1,381)
Balance, September 30	(53,582)	(43,445)
Treasury Stock
Balance, January 1	(16,276)	(17,262)
Treasury stock reissued (142,665 shares in 2010 and 46,246 shares in 2009)	2,404	694
Balance, September 30	(13,872)	(16,568)
Accumulated Other Comprehensive Income
Balance, January 1	6,304	4,520
Unrealized gains (1)	1,278	2,957
Reclassification adjustment (2)	(2,119)	(770)
Balance, September 30	5,463	6,707
Total Stockholders' Equity, September 30	$154,249	$151,559

Comprehensive Income (Loss)
Net income (loss)	$7,886	$(2,080)
Other comprehensive (loss) income, net of tax:
Unrealized gains (1)	1,278	2,957
Reclassification adjustment (2)	(2,119)	(770)
Total other comprehensive (loss) income, net of tax	(841)	2,187
Total Comprehensive Income, September 30	$7,045	$107

(1) Unrealized gains (losses) on securities available for sale, net of taxes of $842 and $1,836 in 2010 and 2009, respectively. There were no changes in unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

(2) Adjustment for (gains) losses included in net income, net of taxes of $1,395 and $397 in 2010 and 2009, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The unaudited interim condensed consolidated financial statements include the accounts of State Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”). State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.”  All intercompany accounts and transactions have been eliminated.

The Company has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The Company has fully and unconditionally guaranteed all obligations of State Bancorp Capital Trust I and State Bancorp Capital Trust II under the trust agreements relating to the respective trust preferred securities.  (See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2009 Annual Report on Form 10-K.)

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, its condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, its condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2010 and 2009. The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

Accounting for Derivative Financial Instruments
From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to fair value with changes in fair value recognized as other income, with the fair value for each individual swap largely offsetting the corresponding other. The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk. The Company does not hold any derivative financial instruments for trading purposes.

For the three and nine months ended September 30, 2010, net credit valuation adjustments (“CVA”) of $17 thousand and $97 thousand, respectively, were recorded as a reduction to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. For the three and nine months ended September 30, 2009, net gains of $160 thousand and net losses of $68 thousand, respectively, were recorded. The net gains recorded in the third quarter of 2009 reflected the Company’s sale of its claims against Lehman Brothers Special Financing Inc. due to default under the swap agreements the Bank had with them. (See Note 14 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2009 Annual Report on Form 10-K.) As all customer interest rate swap transactions are currently offset by swap transactions with institutional dealers, we expect that their future impact on the Company’s financial statements will be immaterial. At September 30, 2010 and December 31, 2009, the total gross notional amount of swap transactions outstanding was $36 million and $37 million, respectively.

Information on the Company’s derivative financial instruments at September 30, 2010 and December 31, 2009 follows (in thousands).

	Fair Values of Derivative Instruments

		September 30, 2010	December 31, 2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$2,647	$1,836
Interest rate contracts	Other liabilities	$2,781	$1,873

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

Commercial and industrial loans and commercial real estate loans are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Problem loans, for which certain terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Management considers all non-accrual loans and troubled debt restructurings in excess of $250 thousand for impairment. Those with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans, such as consumer and residential mortgages, are collectively evaluated for impairment. The allowance for loan losses related to loans that are impaired includes reserves which are generally based on underlying collateral or the observable market price if the intent is to sell the loan.

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

Newly Issued But Not Yet Effective Accounting Guidance
In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company expects the adoption on December 31, 2010 to be disclosure-related only and to have no impact on its results of operations.

2.  STOCKHOLDERS’ EQUITY
The Company has 250,000 shares of preferred stock authorized. In December 2008, the U.S. Department of the Treasury (the “U.S. Treasury”) purchased 36,842 shares of the Company’s fixed-rate cumulative perpetual Series A Preferred Stock par value $0.01 per share and liquidation preference $1,000 per share, with a redemption and liquidation value of $37 million and an initial annual dividend of 5% for five years and 9% thereafter. The U.S. Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires in ten years. Pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by the U.S. Treasury and the Company’s primary federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During 2010, the Company reissued 142,665 shares of common stock previously held in treasury to be used for contributions under the Company’s Employee Stock Ownership Plan and also issued 186,263 new shares related to dividend reinvestment and equity-based compensation plans. The Company has not repurchased any of its common shares thus far in 2010.

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

The computation of earnings per common share for the three and nine months ended September 30, 2010 and 2009 follows (in thousands, except share and per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$815	$719	$2,435	$-
Undistributed earnings allocated to common stock	1,820	684	3,777	-
Net earnings allocated to common stock	$2,635	$1,403	$6,212	$-
Net loss	$-	$-	$-	$(2,080)
Less: dividends accrued and accretion of discount on preferred stock	-	-	-	(1,544)
Loss attributable to common stockholders	$-	$-	$-	$(3,624)
Average market price	$9.06	$8.54	$8.60	$7.82
Weighted average common shares outstanding, including shares considered participating securities (1)	16,659,283	14,615,889	16,560,961	14,578,204
Less: weighted average participating securities (1)	(356,046)	(240,857)	(317,456)	(222,366)
Weighted average common shares outstanding	16,303,237	14,375,032	16,243,505	14,355,838
Dilutive effect of stock options, restricted stock grants and common stock warrants	98,686	11,538	75,090	N/A *
Adjusted common shares outstanding - diluted	16,401,923	14,386,570	16,318,595	14,355,838
Net income (loss) per common share - basic	$0.17	$0.10	$0.39	$(0.25)
Net income (loss) per common share - diluted	$0.17	$0.10	$0.39	$(0.25)
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569	465,569	465,569
Other antidilutive potential shares not included in the calculation	463,298	559,959	490,381	629,757

* N/A - for periods in which a loss is reported, the impact of stock options, restricted stock grants and common stock warrants is not considered as the result would be antidilutive.
(1) The Company's restricted stock grants are considered participating securities.

4.  INVESTMENT SECURITIES
At the time of purchase of a security, the Company designates the security as either available for sale or held to maturity, depending upon investment objectives, liquidity needs and intent. Securities held to maturity are stated at cost, adjusted for premium amortized or discount accreted, if any. The Company has the positive intent and ability to hold such securities to maturity.  Securities available for sale are stated at estimated fair value.  Unrealized gains and losses are excluded from income and reported net of tax as accumulated other comprehensive income (loss) as a separate component of stockholders’ equity until realized.  Interest earned on securities is included in interest income. Realized gains and losses on the sale of securities are reported in the consolidated statements of operations and determined using the adjusted cost of the specific security sold. In the first quarter of 2009, a $4.0 million OTTI charge was recorded on one $10 million par value trust preferred collateralized debt obligation ("CDO").     There were no amounts recorded in other comprehensive income related to this security as management determined that it intended to sell this bond, which it ultimately liquidated in July 2009.

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at September 30, 2010 and December 31, 2009 follow (in thousands). The September 30, 2010 amounts exclude $13 million in principal amount of mortgage-backed securities sold in September 2010 that settled in October 2010. At December 31, 2009, the Company had no securities designated as held to maturity.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2010
Securities held to maturity:
Corporate securities	$22,000	$-	$-	$22,000
Securities available for sale:
Obligations of states and political
subdivisions	1,887	43	-	1,930
Government Agency securities	62,951	496	-	63,447
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	119,134	5,701	(3)	124,832
FNMA	123,990	2,523	(418)	126,095
GNMA	87,138	794	(76)	87,856
Total securities available for sale	395,100	9,557	(497)	404,160
Total securities	$417,100	$9,557	$(497)	$426,160

December 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$12,446	$61	$(86)	$12,421
Government Agency securities	22,773	326	(189)	22,910
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	173,324	6,656	(279)	179,701
FNMA	148,304	4,387	(221)	152,470
GNMA	48,684	113	(314)	48,483
Total securities available for sale	$405,531	$11,543	$(1,089)	$415,985

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at September 30, 2010 are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$8,000	$8,000
Due after five years through ten years	14,000	14,000
Total securities held to maturity	22,000	22,000
Securities available for sale:
Due in one year or less	1,636	1,637
Due after one year through five years	9,073	9,217
Due after five years through ten years	41,144	41,368
Due after ten years	12,985	13,155
Subtotal	64,838	65,377
Mortgage-backed securities and
collateralized mortgage obligations - residential	330,262	338,783
Total securities available for sale	395,100	404,160
Total securities	$417,100	$426,160

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds	$32,533	$15,076	$89,284	$101,516
Gross gains	734	520	3,517	1,360
Gross losses	1	34	3	192
Tax provision, net	291	165	1,395	397

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Securities available for sale:
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	$(3)	$1,376	$-	$-	$(3)	$1,376
FNMA	(405)	44,152	(13)	1,784	(418)	45,936
GNMA	(76)	9,802	-	-	(76)	9,802
Total securities available for sale	$(484)	$55,330	$(13)	$1,784	$(497)	$57,114

December 31, 2009
Securities available for sale:
Obligations of states and political
subdivisions	$(86)	$4,781	$-	$-	$(86)	$4,781
Government Agency securities	(189)	10,625	-	-	(189)	10,625
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(279)	25,784	-	-	(279)	25,784
FNMA	(221)	32,998	-	-	(221)	32,998
GNMA	(314)	37,859	-	-	(314)	37,859
Total securities available for sale	$(1,089)	$112,047	$-	$-	$(1,089)	$112,047

Unrealized losses on securities have not been recognized in the statements of operations because the issuers’ bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to recovery, and the decline in fair value has a direct relationship to movements in interest rates.

In the case of adjustable rate securities, the coupon rate resets periodically and is typically comprised of a base market index rate plus a spread.  The fair value on these securities is primarily influenced by the length of time remaining before the coupon rate resets to market levels.  As an adjustable rate security approaches that reset date, it is likely that an unrealized loss position would diminish.

The fair value for fixed rate securities changes inversely with changes in interest rates.  When interest rates are falling, the fair value of fixed rate securities will appreciate, whereas in a rising interest rate environment, the fair value of fixed rate securities will depreciate.  The fair value of fixed rate securities is also affected with the passage of time.  As a fixed rate security approaches its maturity date, the fair value of the security typically approaches its par value.

5.  LOANS
The Company’s loan portfolio is concentrated primarily in commercial and industrial loans and commercial mortgage loans.

Impaired loans, excluding loans held for sale, before related specifically allocated allowance for loan loss were $14 million and $5 million at September 30, 2010 and December 31, 2009, respectively. Impaired loans net of related specifically allocated allowance for loan loss were $12 million and $4 million at September 30, 2010 and December 31, 2009, respectively. For the three and nine months ended September 30, 2010, interest income of $39 thousand and $145 thousand, respectively, was recognized on accruing impaired loans. For the three and nine months ended September 30, 2009, interest income of $20 thousand and $23 thousand, respectively, was recognized on accruing impaired loans. No interest income was recognized on a cash basis on non-accrual impaired loans during any of the reported periods. The recorded investment in loans that are considered to be impaired, as of September 30, 2010 and December 31, 2009, is summarized below (in thousands):

	September 30, 2010	December 31, 2009
Troubled debt restructurings with related allowances for loss	$6,500	$-
Allowance for loan loss specifically allocated to troubled debt restructurings	(482)	-
Net troubled debt restructurings	6,018	-

Other impaired loans with related allowances for loss	7,433	4,431
Allowance for loan loss specifically allocated to other impaired loans	(1,753)	(836)
	5,680	3,595
Other impaired loans with no related allowance for loan loss	-	600
Net other impaired loans	5,680	4,195

Total net impaired loans	$11,698	$4,195

	Third Quarter	Third Quarter
	2010	2009
Average impaired loan balance	$13,939	$24,456

The Company had $760 thousand and $436 thousand of troubled debt restructurings at September 30, 2010 and December 31, 2009, respectively, that were not evaluated for impairment. Generally, the loan amounts were less than the minimum required by our policy for specific impairment valuation.

The Company’s troubled debt restructurings primarily resulted from moderate interest rate concessions and reasonable maturity extensions. The Company’s largest troubled debt restructuring, a $6.5 million commercial mortgage loan, is performing according to its new terms. Two smaller loans totaling $447 thousand are paying each month but on a delayed basis not exceeding 60 days. The Company has allocated $482 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents information about the allowance for loan losses (in thousands):

	For the	For the Three Months Ended
	Last	September 30,	June 30,	March 31,	December 31,
	12 Months	2010	2010	2010	2009
Beginning balance	$29,401	$31,259	$25,531	$28,711	$29,401
Provision charged to operations	33,200	2,500	5,450	2,250	23,000
Charge-offs	(31,327)	(1,261)	(151)	(6,035)	(23,880)
Recoveries	1,214	(10)	429	605	190
Ending balance	$32,488	$32,488	$31,259	$25,531	$28,711

Loans with unpaid principal balances on which the Bank is no longer accruing interest income were $9 million and $7 million at September 30, 2010 and December 31, 2009, respectively. There were no loans held for sale at September 30, 2010. Of the total non-accrual loans at December 31, 2009, $670 thousand were categorized as held for sale. At September 30, 2010 loans 90 days or more past due and still accruing interest totaled $1 thousand. Such loans totaled $4 million at December 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of September 30, 2010 and December 31, 2009. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts and ratios are as follows (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$148,863	9.33%	$63,829	4.00%	N/A	N/A
The Bank	$147,207	9.23%	$63,804	4.00%	$79,755	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$148,863	12.03%	$49,508	4.00%	N/A	N/A
The Bank	$147,207	11.89%	$49,508	4.00%	$74,262	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$164,544	13.29%	$99,017	8.00%	N/A	N/A
The Bank	$162,889	13.16%	$99,016	8.00%	$123,771	10.00%
As of December 31, 2009:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$138,575	8.68%	$63,890	4.00%	N/A	N/A
The Bank	$135,074	8.46%	$63,880	4.00%	$79,850	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$138,575	11.26%	$49,227	4.00%	N/A	N/A
The Bank	$135,074	10.98%	$49,227	4.00%	$73,840	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$154,123	12.52%	$98,454	8.00%	N/A	N/A
The Bank	$150,622	12.24%	$98,453	8.00%	$123,066	10.00%

Generally, for regulatory capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date based on its projected future taxable income or (ii) 10% of the amount of an institution’s Tier I capital. Based on these restrictions, at September 30, 2010, $20 million of the Company’s net deferred tax assets were deducted from Tier I capital and risk-weighted assets compared to $24 million at December 31, 2009. The Company anticipates that the amount of its net deferred tax assets disallowed for regulatory capital purposes will gradually decline in coming quarters as it anticipates future taxable income.

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of September 30, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

The preferred stock, purchased by the U.S. Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The U.S. Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires ten years from the date of issuance, or December 2018. The Company allocated $1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through September 30, 2010, $403 thousand of the discount has been accreted to preferred stock.

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

At September 30, 2010, incentive stock options for the purchase of 238,898 shares were outstanding and exercisable.  No options were exercised during the nine months ended September 30, 2010 and 2009. The options outstanding and exercisable at September 30, 2010 have no intrinsic value.  A summary of stock option activity for the nine months ended September 30, 2010 follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2010	254,319	$15.73
Granted	-	-
Exercised	-	-
Forfeited or expired	(15,421)	$8.36
Outstanding - September 30, 2010	238,898	$16.20

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of September 30, 2010:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$10.28 - $13.61	128,285	1.4 years	$12.12	128,285	$12.12
$19.16 - $22.63	110,613	3.9 years	$20.94	110,613	$20.94
	238,898	2.6 years	$16.20	238,898	$16.20

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

The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. Based on an estimated forfeiture rate, of the 303,067 shares currently outstanding, 292,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $2.0 million at September 30, 2010 and is expected to be expensed over the weighted average remaining vesting life of 2.4 years. For the nine months ended September 30, 2010 and 2009, $585 thousand and $299 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the nine months ended September 30, 2010 and 2009 of $199 thousand and $91 thousand, respectively.

A summary of restricted stock activity for the nine months ended September 30, 2010 follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2010	215,718	$10.81
Granted	133,326	$7.99
Vested	(27,777)	$8.10
Forfeited or expired	(18,200)	$9.18
Nonvested - September 30, 2010	303,067	$9.91

At September 30, 2010, 234,688 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

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

In November 2006, the Company granted non-qualified stock options and restricted stock awards to the CEO, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and are vesting 20% per year over five years. At September 30, 2010, 98,847 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at September 30, 2010 have no intrinsic value. The restricted stock awarded to the CEO totaled 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the nine months ended September 30, 2010 and 2009 was $111 thousand and $100 thousand, respectively.

A summary of restricted stock activity for the nine months ended September 30, 2010 follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2010	29,259	$17.94
Granted	26,777	$10.27
Vested	(12,543)	$17.94
Nonvested - September 30, 2010	43,493	$13.22

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock is $750 thousand at September 30, 2010 and will be expensed over the weighted average remaining vesting life of 1.3 years. For the nine months ended September 30, 2010 and 2009, $403 thousand and $359 thousand, respectively, were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to fund assets. The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At September 30, 2010, the Bank had approximately $244 million of real estate mortgage loan collateral pledged at the FHLB. Based on this collateral, the Bank had approximately $176 million available to borrow overnight or on a term basis. There were no investment securities pledged at September 30, 2010. The FHLB line is renewed annually.

The following table provides information on the Bank’s FHLB line at and for the nine months ended September 30, 2010 and year ended December 31, 2009 (dollars in thousands).

	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
Amount outstanding under line of credit with the FHLB - end of period	$40,000	$45,000
Amount outstanding under line of credit with the FHLB - period average	$8,227	$12,805
Weighted-average interest rate on average amount outstanding	0.44%	0.43%

At September 30, 2010 and December 31, 2009, the Bank had $3 million outstanding in securities sold under agreements to repurchase at a weighted-average interest rate of 1.88%.

On March 31, 2009, the Bank issued $29 million in senior unsecured debt due March 30, 2012 guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). Interest at 2.625% per year is payable semi-annually in arrears on the 30th day of each March and September.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The two trust subsidiaries used the proceeds from the issuance of the trust preferred securities to acquire junior subordinated debentures issued by the Company. The junior subordinated debentures related to Trust I total $10 million, have a coupon rate of three-month LIBOR plus 345 basis points and mature on November 7, 2032. Those debentures related to Trust II also total $10 million, have a coupon rate of three-month LIBOR plus 285 basis points and mature on January 23, 2034.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Carrying Amount at September 30, 2010	Fair Value Measurements at September 30, 2010 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$1,930	$1,930
Government Agency securities	63,447	63,447
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	124,832	124,832
FNMA	126,095	126,095
GNMA	87,856	87,856
Total securities available for sale	$404,160	$404,160

Derivatives	$2,647	$2,647

Liabilities:

Derivatives	$2,781	$2,781

	Carrying Amount at December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$12,421	$12,421
Government Agency securities	22,910	22,910
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	179,701	179,701
FNMA	152,470	152,470
GNMA	48,483	48,483
Total securities available for sale	$415,985	$415,985

Derivatives	$1,836	$1,836

Liabilities:

Derivatives	$1,873	$1,873

The table below presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Available for Sale Securities
	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
Beginning balance	$-	$5,865
Other-than-temporary impairment	-	(4,000)
Included in other comprehensive income	-	-
Transfers out of Level 3	-	(1,865)
Ending balance	$-	$-

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

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows (in thousands):

	Carrying Amount at September 30, 2010	Fair Value Measurements at September 30, 2010 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$11,698	$11,698
Loans held for sale	$-	$-

	Carrying Amount at December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$3,595	$3,595
Loans held for sale	$670	$670

Impaired loans with specific allocations had a principal amount of $13.9 million and $4.4 million, with a valuation allowance of $2.2 million and $836 thousand at September 30, 2010 and December 31, 2009, respectively. The provision for losses on impaired loans was $1.1 million and $6.2 million for the nine months ended September 30, 2010 and 2009, respectively. No loans were transferred to loans held for sale in 2010. Net sales and payments received on loans held for sale totaled $992 thousand for the nine months ended September 30, 2010. Charge-offs of $3 million were incurred on loans transfered to loans held for sale for the nine months ended September 30, 2009. (See also Note 5 – Loans.)

The carrying amounts and estimated fair values of the Company’s financial instruments, not previously disclosed, are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$37,026	$37,026	$28,624	$28,624
Accrued interest receivable	5,912	5,912	6,137	6,137
Securities held to maturity	22,000	22,000	-	-
Federal Home Loan Bank and other restricted stock	7,273	N/A	7,361	N/A
Loans - net of the allowance for loan losses	1,081,075	1,100,024	1,068,924	1,077,999
Receivable - securities sales	13,393	13,393	-	-

Financial liabilities:
Deposits	$1,385,707	$1,333,684	$1,349,562	$1,163,127
Senior unsecured debt	29,000	28,940	29,000	28,848
Junior subordinated debentures	20,620	10,877	20,620	12,585
Accrued interest payable	543	543	686	686
Temporary borrowings	43,000	43,000	48,000	48,000

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

Securities Held to Maturity – For securities held to maturity, the estimated fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities.

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

11.  INCOME TAXES
Income tax expense of $4.7 million and an income tax benefit of $914 thousand were recorded during the nine months ended September 30, 2010 and 2009, respectively. The Company is currently subject to a statutory Federal tax rate of 34%, a New York State (“NYS”) tax rate of 7.1% plus a 17% surcharge and a New York City (“NYC”) tax rate of 9%. The Company’s overall effective tax rate was an expense of 37% for the nine months ended September 30, 2010, compared to a benefit of 31% for the same period in the prior year. The 2010 effective tax rate was higher primarily due to a greater percentage of pretax income subject to the Company’s marginal tax rate in 2010 compared to 2009. The Company is no longer subject to examination by NYS and NYC taxing authorities for years before January 1, 2007, and by Federal taxing authorities for years before January 1, 2005.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of September 30, 2010 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and we do not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Tax Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credit against regular tax liabilities in future years. At September 30, 2010, the Company had an AMT credit carryforward of approximately $979 thousand. The AMT credit can be carried forward indefinitely.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2010, there were no material accruals for interest and/or penalties.

The Company has net operating loss carryforwards of approximately $28 million for Federal income tax and $53 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the years 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings and therefore no valuation allowance has been recorded against the deferred tax assets.

12.  SUBSEQUENT EVENT
In connection with the bank owned life insurance maintained by the Bank, the Bank is the beneficiary of a policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries. In connection with the recent death of a former employee insured under that policy, the Company expects to realize a net after tax benefit of approximately $700 thousand in the fourth quarter of 2010 as a result of the expected proceeds to be received by the Bank pursuant to the terms of the policy.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), monetary and fiscal policies of the U.S. Government, changes in FDIC assessments, the ability to raise additional capital (equity or debt) on favorable terms, the quality and composition of the loan or investment portfolios, demand for loan products, demand for financial services in the Company’s primary trade area, regional economic activity in New York, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the Company’s periodic reports filed with the SEC.

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

Executive Summary – State Bancorp, Inc. (the “Company”) is a one-bank holding company formed in 1985 and is the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966. The Company has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities.  The income of the Company is principally derived through the operation of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the quarters and nine months ended September 30, 2010 and 2009

	Quarters ended September 30,				Nine months ended September 30,
			Over/				Over/
			(under)				(under)
	2010	2009	2009		2010	2009	2009
Revenue (1)	$ 18,049	$ 17,401	3.7%		$ 55,470	$ 46,543	19.2%
Operating expenses	$ 10,556	$ 11,341	(6.9)%		$ 32,733	$ 33,037	(0.9)%
Provision for loan losses	$ 2,500	$ 3,000	(16.7)%		$ 10,200	$ 16,500	(38.2)%
Net income (loss)	$ 3,210	$ 1,941	65.4%		$ 7,886	$ (2,080)	N/M	(2)
Net income (loss) per common share - diluted	$ 0.17	$ 0.10	70.0%		$ 0.39	$ (0.25)	N/M	(2)
Return on average total assets	0.78%	0.47%	31	bp	0.65%	(0.17)%	82	bp
Return on average common stockholders' equity	9.09%	5.01%	409	bp	7.31%	(4.26)%	1,157	bp
Tier I leverage ratio	9.33%	9.25%	8	bp	9.33%	9.25%	8	bp
Tier I risk-based capital ratio	12.03%	11.95%	8	bp	12.03%	11.95%	8	bp
Total risk-based capital ratio	13.29%	13.70%	(41)	bp	13.29%	13.70%	(41)	bp
Tangible common equity ratio (non-GAAP)	7.11%	7.17%	(6)	bp	7.11%	7.17%	(6)	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.

As of September 30, 2010, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $154 million.

The Company recorded net income of $3.2 million, or $0.17 per diluted common share, for the third quarter of 2010 compared to $1.9 million, or $0.10 per diluted common share, for the third quarter of 2009. The 2010 third quarter earnings improvement versus the comparable 2009 period primarily resulted from a $422 thousand increase in net interest income as a result of an improved margin, a $500 thousand decrease in the provision for loan losses, a $247 thousand increase in net gains on sales of securities and a $785 thousand reduction in operating expenses.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the quarters and nine months ended September 30, 2010 and 2009

	Quarters ended September 30,			Nine months ended September 30,
			Over/			Over/
			(under)			(under)
	2010	2009	2009	2010	2009	2009
Net interest income	$ 16,029	$ 15,607	2.7%	$ 48,902	$ 45,906	6.5%
Service charges on deposit accounts	467	504	(7.3)%	1,372	1,690	(18.8)%
Other-than-temporary impairment losses on securities	-	-	-%	-	(4,000)	(100.0)%
Net gains on sales of securities	733	486	50.8%	3,514	1,168	200.9%
Income from bank owned life insurance	107	182	(41.2)%	353	554	(36.3)%
Other operating income	713	622	14.6%	1,329	1,225	8.5%
Total revenue	$ 18,049	$ 17,401	3.7%	$ 55,470	$ 46,543	19.2%

The Company’s return on average total assets improved to 0.78% in the third quarter of 2010 from 0.47% in the third quarter of 2009, while return on average common stockholders’ equity increased to 9.09% in the third quarter of 2010 from 5.01% in the third quarter of 2009. Primarily due to a 36 basis point decrease in the Company’s average cost of interest-bearing liabilities, the Company’s net interest margin increased by 10 basis points to 4.16% in the third quarter of 2010 from 4.06% in the third quarter of 2009.

The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers have recently indicated that they will maintain the target range for the federal funds rate at 0 to 1/4 percent as they continue to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends and stable inflation expectations, are likely to warrant exceptionally low levels for the federal funds rate for an extended period. The Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates which are significantly influenced by the actions of the FOMC.

Commercial and residential real estate values in our market appear to have stabilized at lower levels. Locally, however, properties are burdened by high maintenance costs including state and local tax burdens. Business conditions remain subdued, marked by high unemployment, and economic uncertainty is serving to limit both consumer and corporate spending.  Accordingly, the Company expects that weakness will continue in the equity, credit and real estate markets. Although we, like many other financial services firms, continue to witness the unfolding of very difficult and challenging market conditions, the Company believes it is managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

The provision for loan losses was $2.5 million in the third quarter of 2010 compared to $3.0 million in the third quarter of 2009. The decrease in provision reflects the amount of provision deemed necessary to maintain an adequate allowance for loan losses taking into account the current status of watch list loans. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.) The allowance for loan losses was $32 million at September 30, 2010 and $29 million at December 31, 2009. When appropriate, we continue to pursue opportunities to proactively liquidate and dispose of certain problem loans by selling such loans in the market even on a discounted basis. Market liquidity for the disposition of problem credits continues to show signs of improvement. There were no loans held for sale at September 30, 2010 compared to $670 thousand at December 31, 2009.

The primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans. We expect to achieve modest loan growth this year in our core competencies of commercial and industrial credits and commercial mortgage loans. We remain cautious, however, on credit conditions and the inherent risk in lending portfolios. The Company’s securities portfolio contains no subprime exposure, structured debt or exotic structures. At September 30, 2010, the fair value of the securities portfolio represented 102% of book value.

On July 21, 2010, the Reform Act was signed into law by the President. The legislation is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Certain aspects of the Reform Act will have an impact on us, including the creation of the Bureau of Consumer Financial Protection, the imposition of consolidated holding company capital requirements that are no less than those applicable to depository institutions and changes to deposit insurance assessments, as described in more detail in the Risk Factors set forth in Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

Commercial loans are assigned credit risk grades using a scale of one to ten with allocations for probable inherent losses made for pools of similar risk-graded loans. Loans with signs of credit deterioration, generally in grades eight through ten, are termed “classified” loans in accordance with guidelines established by the Company’s regulators. When management analyzes the allowance for loan losses, classified loans are assigned allocation factors ranging from 20% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. Non-accrual loans in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected in full. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. An allowance allocation factor for portfolio macro factors currently ranging from 1-35 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty. The Company did not make any adjustments to its allowance allocation factors in the third quarter of 2010.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at September 30, 2010. When compared to December 31, 2009, total assets increased by $38 million. This change primarily reflects increases in investment securities, loans (net of unearned income, principal paydowns and other dispositions and before allowance for loan losses) and the receivable for securities sales of $10 million, $16 million and $13 million, respectively. The receivable for securities sales consists of proceeds from the sales of mortgage-backed securities sold during the quarter ended September 30, 2010 and settling in October 2010.

The increase in the investment portfolio reflects purchases of mortgage-backed securities of U.S. Government-sponsored enterprises, U.S. Government agency securities and corporate debt securities of $138 million, $71 million and $22 million, respectively. These were offset by sales of available for sale securities, principally mortgage-backed and U.S. Government agency securities, totaling $102 million, of which $13 million settled in October 2010 and cash proceeds had not yet been received. In addition, principal paydowns on mortgage-backed securities were $107 million.

Loans were $1.1 billion at September 30, 2010 and December 31, 2009. Quality loan demand remains modest in our markets currently resulting in limited growth opportunities. The Company has ample capital and liquidity to lend and continues to actively seek new credit opportunities of an acceptable quality. We believe that we are well positioned to grow our core business going forward once economic conditions improve to a level which fosters meaningful commercial loan demand.

At September 30, 2010, total deposits were $1.4 billion, an increase of $36 million when compared to December 31, 2009. This was largely attributable to a $52 million increase in certificates of deposit, primarily short-term certificates of deposit with balances greater than $100 thousand and other retail deposits, a portion of which was obtained at rates less than those available for short-term borrowings. Core deposit balances decreased $16 million as a decrease of $45 million in demand deposits, primarily business demand deposit balances, was partly offset by an increase of $29 million in savings deposits. The increase in savings deposits largely reflected an increase in business savings balances partially offset by a decrease in municipal balances. Core deposit balances represented approximately 71% of total deposits at September 30, 2010 compared to 74% at year-end 2009. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $43 million at September 30, 2010 and $48 million at December 31, 2009.

Capital Resources - Total stockholders’ equity amounted to $154 million at September 30, 2010, representing an increase of $6 million from December 31, 2009. The increase from year-end 2009 largely reflects the net income recorded for the nine months ended September 30, 2010. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

The Company’s Dividend Reinvestment and Stock Purchase Plan (the “DRP”) allows existing shareholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis at up to a 15% discount from the current market price. The DRP allows for a periodic incremental increase in capital to the extent of our shareholders’ participation.

In November 2008, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective in December 2008. This shelf registration statement allows the Company to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, up to an aggregate of $100 million of the Company’s common stock, preferred stock, senior debt securities, subordinated debt securities, or warrants to purchase common stock or preferred stock. The shelf registration statement provides the Company with capital raising flexibility and enables the Company to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit the Company to comply with any changes in the regulatory environment that call for increased capital requirements. The Company’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and the Company’s capital needs at such time. As of September 30, 2010, the Company had not issued and sold any securities pursuant to the shelf registration statement.

The Company’s tangible common equity to tangible assets ratio was 7.11% at September 30, 2010 compared to 6.93% at December 31, 2009 and 7.17% at September 30, 2009. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at September 30, 2010 (in thousands):

Total stockholders' equity	$154,249
Less: preferred stock	(36,188)
Less: warrant	(1,057)
Total common stockholders' equity	117,004
Less: intangible assets	-
Tangible common equity	$117,004

Total assets	$1,645,277
Less: intangible assets	-
Tangible assets	$1,645,277

At September 30, 2010, the Bank’s Tier I leverage ratio was 9.23% while its risk-based capital ratios were 11.89% for Tier I capital and 13.16% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution, or 5.00%, 6.00% and 10.00%, respectively. Table 2-1 summarizes the Company’s capital ratios as of September 30, 2010 and compares them to current minimum regulatory guidelines and December 31 and September 30, 2009 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
September 30, 2010	9.33%	12.03%	13.29%
December 31, 2009	8.68%	11.26%	12.52%
September 30, 2009	9.25%	11.95%	13.70%

The Company has participated in the Capital Purchase Program (“CPP”) through its December 2008 issuance of Series A Preferred Stock and a warrant to purchase common stock to the U.S. Treasury. As a participant in the U.S. Treasury CPP, the Company is subject to certain restrictions regarding dividend payments, stock repurchases and executive compensation. The U.S. Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011.  Furthermore, the ARRA and Interim Final Regulations issued on June 15, 2009 prohibit the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees. This prohibition does not apply to the granting of restricted stock, provided that (a) the stock is subject to a minimum 2-year service-based vesting requirement, (b) the stock, once vested, cannot be sold or otherwise transferred, with certain exceptions, until designated portions of  the financial assistance received under the CPP have been repaid and (c) the amount of restricted stock granted, in any year, does not have a value greater than one-third of the total annual compensation of the recipient. In addition, this prohibition does not apply to any bonus, retention award or incentive compensation required to be paid under a valid employment agreement entered into on or before February 11, 2009. The ARRA also prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason, or, with certain exceptions, due to a change in control, except for payments relating to services already performed or benefits previously accrued. In addition, under ARRA, any bonus payment made to the twenty (20) most highly compensated employees of the Company is subject to recovery by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Further, as a participant in the CPP, the Company has agreed not to claim a federal deduction in excess of $500 thousand per person per year for the compensation it pays to its NEOs for any fiscal year in which it has financial assistance outstanding. For these purposes, financial assistance includes the Series A Preferred Stock but does not include common stock warrants. The U.S. Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement which governs the sale of the Series A Preferred Stock to the U.S. Treasury.

Additionally, under the CPP the Company must receive consent from the U.S. Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its October 26, 2010 meeting. The cash dividend will be paid on December 16, 2010 to stockholders of record on November 16, 2010.

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

The Company has not repurchased any of its common shares thus far in 2010 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The U.S. Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. Under the Reform Act, the trust preferred securities will continue to qualify as Tier I capital. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The trust subsidiaries used the proceeds of the issuance of the securities to purchase junior subordinated debentures issued by the Company. The Company has the right to redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, on any interest payment date prior to the maturity date of November 7, 2032 at par. The Company has the right to redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, on any interest payment date prior to the maturity date of January 23, 2034 at par. However, under the CPP, the Company must get approval from the U.S. Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding. The weighted average cost of all trust preferred securities outstanding was 3.54% and 4.32% for the nine months ended September 30, 2010 and 2009, respectively.

Under the New York Business Corporation Law, the Company can pay dividends only out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank, the issuance of common stock and proceeds from the DRP. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of September 30, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Additional sources of liquidity at the holding company level have included issuances of securities into the capital markets, including private issuances of common stock, trust preferred securities and senior debt. The Company’s ability to access the capital markets for additional financing at favorable terms may be limited by, among other things, market conditions, interest rates, the Company’s capital levels, the Bank’s ability to pay dividends to the Company, the Company’s credit profile and ratings and the Company’s business model.

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $416 million at September 30, 2010 compared to $419 million at December 31, 2009. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At September 30, 2010, total deposits were $1.4 billion, an increase of $36 million when compared to December 31, 2009. Of the total time deposits at September 30, 2010, $321 million are scheduled to mature within the next 12 months. At September 30, 2010, total borrowings were $93 million, a decrease of $5 million when compared to December 31, 2009. Of the total borrowings at September 30, 2010, $41 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits and borrowings. For the nine months ended September 30, 2010 and 2009, proceeds from sales and maturities of securities available for sale totaled $211 million and $196 million, respectively. The increase is due to the Company realizing gains on bonds in its securities portfolio which were beginning to experience faster prepayment speeds. Additionally, the Company utilized favorable market conditions to sell NYS taxable bonds at a gain.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2010 and 2009, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $22 million and $4 million, respectively. The Company did not purchase any loans in 2010 or 2009. The Company purchased investment securities totaling $235 million and $180 million during the nine months ended September 30, 2010 and 2009, respectively.

In April 2010, the FDIC issued guidance regarding managing funding and liquidity risk and strengthening liquidity risk management practices. The policy statement emphasizes the importance of cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets and a formal, well-developed contingency funding plan as primary tools for measuring and managing liquidity risk. The FDIC guidance noted that that each institution should actively monitor and control liquidity risk exposure and funding needs within and across legal entities, take into account operational limitations to the transferability of liquidity and implement appropriate measurement, monitoring and reporting systems commensurate with the risk profile, scope of operations and business activities of the institution.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At September 30, 2010, access to approximately $176 million under the Bank’s FHLB line of credit was available for overnight or term borrowings with maturities of up to thirty years. The amount of the FHLB line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At September 30, 2010, approximately $73 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2010, $40 million in advances were outstanding with the FHLB and no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $29 million and $53 million in short-term certificates of deposit outstanding at September 30, 2010 and December 31, 2009, respectively. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. CDARS deposits, even though they are sourced from Bank customers, are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  At both September 30, 2010 and December 31, 2009, $30 million in such brokered deposits were outstanding. None of these brokered deposits is scheduled to mature within the next 12 months. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements, including all outstanding commitments and letters of credit.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $192 million and $207 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2010 and 2009, letters of credit outstanding were approximately $14 million and $16 million, respectively. At September 30, 2010 and 2009, the uncollateralized portion was approximately $2 million and $3 million, respectively.

The use of derivative financial instruments, e.g. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts.  To mitigate this credit exposure, only counterparties of good credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers may be executed. At September 30, 2010 and 2009, the total gross notional amount of swap transactions outstanding was $36 million and $38 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended September 30, 2010 and 2009 - The Company recorded net income of $3.2 million for the third quarter of 2010 compared to $1.9 million for the third quarter of 2009. The 2010 third quarter net income improvement versus the comparable 2009 period primarily resulted from a $422 thousand increase in net interest income as a result of an improved margin, a $500 thousand decrease in the provision for loan losses, a $247 thousand increase in net gains on sales of securities and a $785 thousand reduction in operating expenses.

As shown in Table 2-2 (A) following this discussion, net interest income increased by 2.7% to $16.0 million due to an improvement in the Company’s net interest margin to 4.16% during the third quarter of 2010 from 4.06% a year ago. The improved net interest margin primarily resulted from a 36 basis point decrease in the cost of total average interest-bearing liabilities to 1.07% in 2010, due principally to lower rates paid on savings and time deposits.

The average yield on the Company’s loans improved to 5.56% in the third quarter of 2010 from 5.45% in the third quarter of 2009. This resulted from the impact of the charge-offs, sales and payments received totaling approximately $30 million on non-accrual loans in the fourth quarter of 2009. The average balance of the Company’s loan portfolio declined $21 million for the third quarter of 2010 as compared to the same period in 2009.

The average yield on the Company’s securities declined to 3.45% in the third quarter of 2010 from 4.24% in the third quarter of 2009. This is largely a result of principal paydowns, maturities and sales of mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government Agency securities since 2009. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment. The average balance of the Company’s securities portfolio increased $19 million for the third quarter of 2010 as compared to the same period in 2009 primarily due to increases in U.S. Government Agency securities and corporate debt securities, partially offset by a decrease in mortgage-backed securities.

The reduction in the cost of average interest-bearing liabilities in 2010 resulted largely from the Company’s ongoing management of deposit rates as deposit pricing has continued to ease in our local markets, reflecting the prolonged low market interest rate environment. The average cost of time and savings deposits declined by 38 basis points and 20 basis points, respectively, in the third quarter of 2010 compared to the third quarter of 2009. The Company also experienced a $19 million decrease in average higher-cost time deposits for the third quarter of 2010 compared to the third quarter of 2009, despite the increase in such deposits since December 31, 2009. Additionally, in the fourth quarter of 2009 the Company exchanged its $10 million 8.25% subordinated notes, which were due to mature in 2013, for newly issued common stock further reducing interest expense for the third quarter of 2010 compared to the third quarter of 2009. At both September 30, 2010 and 2009, the Company had $30 million in traditional brokered deposits, which does not include CDARS deposits, with a weighted-average cost of 2.81%.

The provision for loan losses was $2.5 million in the third quarter of 2010, representing a decrease of $500 thousand versus the comparable 2009 period. The third quarter 2010 provision for loan losses exceeded net charge-offs recorded during this period by $1.2 million. The adequacy of the provision and the resulting allowance for loan losses, which increased by $3 million from September 30, 2009 and by $1 million from June 30, 2010 to $32 million at September 30, 2010, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. Although there were a number of loan payments and risk rating upgrades and downgrades during the third quarter of 2010, in particular, there was one commercial and industrial loan relationship totaling $5 million that was more severely classified at September 30, 2010 compared to June 30, 2010. This secured relationship is in bankruptcy and is on non-accrual status. The calculated reserve on this relationship increased by approximately $800 thousand at September 30, 2010 compared to June 30, 2010. Also, a $3 million commercial real estate loan relationship was sold for $2 million, resulting in a $1 million charge-off of which $228 thousand was specifically reserved at June 30, 2010. The note sale was completed for strategic reasons, including to avoid further physical deterioration of the collateral property and to avoid an extended and costly workout. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Net gains on sales of securities were $733 thousand in the third quarter of 2010 compared to $486 thousand for the same period last year. Proceeds from sales of securities available for sale were $33 million in the third quarter of 2010 as compared to $15 million in the third quarter of 2009. An additional $13 million in sales proceeds were received upon settlement in October 2010. The third quarter 2010 sales are due to the Company realizing gains on bonds in its securities portfolio which were beginning to experience faster prepayment speeds. Additionally, the Company utilized favorable market conditions to sell NYS taxable bonds at a gain. Non-interest income excluding net gains on sales of securities declined $21 thousand in the third quarter of 2010 compared to the third quarter of 2009 as deposit service charge income decreased due to a lower volume of overdraft and other service charges and income from bank owned life insurance reflected a lower rate of return.

In connection with the bank owned life insurance maintained by the Bank, the Bank is the beneficiary of a policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries. In connection with the recent death of a former employee insured under that policy, the Company expects to realize a net after tax benefit of approximately $700 thousand in the fourth quarter of 2010 as a result of the expected proceeds to be received by the Bank pursuant to the terms of the policy.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the quarters and nine months ended September 30, 2010 and 2009

	Quarters ended September 30,			Nine months ended September 30,
			Over/			Over/
			(under)			(under)
	2010	2009	2009	2010	2009	2009
Salaries and other employee benefits	$ 5,959	$ 5,926	0.6%	$ 18,553	$ 17,223	7.7%
Occupancy	1,349	1,392	(3.1)%	4,159	4,341	(4.2)%
Equipment	302	307	(1.6)%	875	909	(3.7)%
Marketing and advertising	377	-	-%	1,283	750	71.1%
FDIC and NYS assessment	697	657	6.1%	2,053	2,971	(30.9)%
Other operating expenses	1,872	3,059	(38.8)%	5,810	6,843	(15.1)%
Total operating expenses	$ 10,556	$ 11,341	(6.9)%	$ 32,733	$ 33,037	(0.9)%

Total operating expenses decreased $785 thousand or 6.9% to $10.6 million during the third quarter of 2010 when compared to the third quarter of 2009. This decline was primarily due to a $1.2 million reduction in other operating expenses resulting from a $1.0 million charge recorded in the third quarter of 2009 to write-down the carrying value of loans held for sale to their estimated fair value. Partially offsetting this expense reduction was a $377 thousand increase in marketing and advertising costs in the third quarter of 2010 versus 2009 as the result of enhanced corporate branding efforts.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 60.7% in the third quarter of 2010 compared to 66.6% in the third quarter of 2009. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.57% for the third quarter of 2010 versus 2.77% for the third quarter of 2009.

The Company’s income tax expense was $1.8 million in the third quarter of 2010 as compared to $1.1 million in the third quarter of 2009. The Company’s overall effective tax rate was 36% for the third quarter of 2010 compared to 37% for the same period in the prior year. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations – Comparison of the Nine Months Ended September 30, 2010 and 2009 - For the nine months ended September 30, 2010 the Company recorded net income of $7.9 million compared to a net loss of $2.1 million in the corresponding 2009 period. The factors contributing to the increase in net income were an increase in net interest income of $3.0 million, a decrease in the provision for loan losses of $6.3 million, an increase in non-interest income of $5.9 million and a decrease in total operating expenses of $304 thousand.

As shown in Table 2-2 (B) following this discussion, the increase of $3.0 million in net interest income for the nine months ended September 30, 2010 versus the comparable period in 2009 resulted from a 28 basis point widening of the Company’s net interest margin to 4.27% in 2010 from 3.99% a year ago. The higher margin was primarily due to a 40 basis point reduction in the Company’s cost of total average interest-bearing liabilities to 1.10% in 2010. The Company’s yield on total average interest-earning assets decreased two basis points to 5.06% in 2010.

The lower cost of average interest-bearing liabilities in 2010 resulted largely from lower rates paid on savings and time deposits for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, reflecting the prolonged low market interest rate environment. The Company also experienced a $32 million decrease in average higher-cost time deposits for the nine months ended September 30, 2010 compared to the corresponding period in 2009. In addition, in the fourth quarter of 2009 the Company exchanged its $10 million 8.25% subordinated notes, which were due to mature in 2013, for newly issued common stock further reducing interest expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The average yield on the Company’s loans improved to 5.59% for the nine months ended September 30, 2010 from 5.39% in 2009. This resulted from the impact of the significant reduction in non-accrual loans and the disposition of lower quality credits during 2009 and 2010, although the average balance of the Company’s loan portfolio declined $14 million for the nine months ended September 30, 2010 as compared to the same period in 2009.

The average yield on the Company’s securities declined to 3.87% for the nine months ended September 30, 2010 from 4.58% in the comparable 2009 period. This is largely a result of principal paydowns, maturities and sales of mortgage-backed securities of U.S. Government-sponsored enterprises and U.S. Government Agency securities. These securities had higher yields than those of the securities subsequently purchased reflecting the current low interest rate environment. The average balance of the Company’s securities portfolio increased $15 million for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to increases in U.S. Government Agency securities and corporate debt securities, partially offset by a decrease in mortgage-backed securities.

The provision for loan losses was $10.2 million for the nine months ended September 30, 2010, representing a $6.3 million decrease from the provision for the nine months ended September 30, 2009. The decrease was due to several factors, most significantly a decrease in non-accrual loans, resulting from the impact of the charge-offs, sales and payments received totaling approximately $30 million on non-accrual loans in the fourth quarter of 2009. The level of the provision for the 2010 period also reflects the overall level of the Bank’s watch list and general market conditions as they might affect the loan portfolio. (See also Asset Quality contained herein.)

The increase in total non-interest income resulted largely from an increase of $2.3 million in net gains on sales of securities for the nine months ended September 30, 2010 as compared to 2009, coupled with a $4.0 million decrease in non-cash OTTI losses on securities. These were partially offset by decreased deposit service charge income due to a lower volume of overdraft and other service charges.

Total operating expenses decreased by $304 thousand or 0.9% to $32.7 million for the nine months ended September 30, 2010, primarily due to a $1.0 million charge recorded in the third quarter of 2009 to write-down the carrying value of loans held for sale to their estimated fair value and a $918 thousand decrease in FDIC and NYS assessment expenses in 2010 resulting primarily from a $730 thousand FDIC special assessment recorded in the second quarter of 2009. This special assessment was imposed on all FDIC-insured depository institutions based upon the institution’s total assets and Tier 1 capital. These decreases were offset by a $1.3 million increase in salaries and other employee benefits expenses resulting from increases in performance-based compensation accruals, reflecting the Company’s improved financial performance in 2010. In addition, marketing and advertising expenses increased by $533 thousand in 2010 to $1.3 million due to an expanded corporate advertising and branding campaign.

The Company’s operating efficiency ratio was 62.7% for the nine months ended September 30, 2010 and 66.4% for the comparable 2009 period. The Company’s ratio of total operating expenses to average total assets was 2.68% for the nine months ended September 30, 2010 and 2.70% in 2009.

On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act.  Among other things, the Restoration Plan provides that the FDIC will forego the uniform three basis point increase in initial assessment rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%. The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets (such as the Bank) of the requirement that the reserve ratio reach 1.35% by September 30, 2020, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

The Company’s income tax expense was $4.7 million for the nine months ended September 30, 2010 as compared to a benefit of $914 thousand in the corresponding 2009 period. The Company’s overall effective tax rate was 37% for the nine months ended September 30, 2010 compared to 31% for the same period in the prior year. The 2010 effective tax rate was higher primarily due to a greater percentage of pretax income subject to the Company’s marginal tax rate in 2010 compared to 2009. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.  (See also Note 4 to the Unaudited Condensed Consolidated Financial Statements – Investment Securities.)

Non-accrual loans totaled $9 million (of which there were no loans held for sale that were previously written down to their estimated fair value) at September 30, 2010, $7 million (which includes $670 thousand in loans held for sale) at December 31, 2009 and $35 million (which includes $9 million in loans held for sale) at September 30, 2009. At September 30, 2010, December 31, 2009 and September 30, 2009, the Company held no OREO. Loans 90 days or more past due and still accruing interest at September 30, 2010, December 31, 2009 and September 30, 2009 totaled $1 thousand, $4 million and $7 thousand, respectively.

At September 30, 2010, net impaired loans totaled $12 million, compared to $4 million at December 31, 2009, primarily consisting of a $7 million secured, performing land loan in Roslyn, New York considered to be a troubled debt restructuring and classified at September 30, 2010. The borrower requested and was granted an interest rate concession. This impaired credit is fully advanced. At December 31, 2009 and September 30, 2009, loans restructured and still accruing interest were not material.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) are included in the Company’s watch list as well as loans which are criticized or classified by bank regulators or loan review auditors. The majority of such watch list loans were originated as residential construction, commercial real estate or commercial and industrial loans. In some cases, additional collateral in the form of commercial real estate was taken based on current valuations. Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.

Management continues to be vigilant in the timely identification of potential problem loans and the assigning of them to our watch list. At September 30, 2010, the Bank had 103 relationships on its watch list totaling $164 million as compared to 84 relationships and $143 million at December 31, 2009 and 100 relationships totaling $172 million at June 30, 2010. Included in these watch list totals at September 30, 2010 are 30 relationships with a total amount outstanding per relationship of at least $1 million and an aggregate amount outstanding of $142 million. At December 31, 2009, there were 28 such relationships totaling $126 million in aggregate, while at June 30, 2010 there 30 such relationships totaling $153 million. For the reported periods, those relationships with a total amount outstanding per relationship of at least $1 million are primarily commercial real estate in nature.

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

Watch List Summary by Category (1)

	September 30, 2010	June 30, 2010	December 31, 2009

Loans requiring special attention but neither criticized nor classified	$30 million	$21 million	$20 million

Criticized loans (special mention)	$71 million	$81 million	$42 million

Classified loans (substandard, doubtful and loss)	$63 million	$70 million	$81 million

Total	$164 million	$172 million	$143 million

(1) Excluding loans held for sale.

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has pursued an aggressive workout and disposition posture for potential problem loan relationships over the past two years. The Company has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers generally do not maintain control over problem loan relationships. It is anticipated that management will continue to use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration. We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of current credit market conditions. Accordingly, it is possible that some or all of the potential problem loans may, at some point in the future, warrant being placed on non-accrual status, which may result in additional provisions for loan losses.

The allowance for loan losses amounted to $32 million or 2.9% of loans at September 30, 2010, $29 million or 2.6% of loans at December 31, 2009, and $29 million or 2.7% of loans at September 30, 2009. The allowance for loan losses as a percentage of total non-accrual loans, excluding loans held for sale, was 357% at September 30, 2010, 474% at December 31, 2009 and 116% one year ago. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan losses. Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

The provision for loan losses is evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns and other uncertainties. All of the factors mentioned above will continue to be closely monitored.  A further review of the Company’s non-performing assets may be found in Table 2-3 following this analysis.

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2010 and 2009 (unaudited)
(dollars in thousands)

	2010			2009
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$407,254	$3,542	3.45%	$388,060	$4,146	4.24%
Federal Home Loan Bank and other restricted stock	5,764	25	1.72	5,769	35	2.41
Interest-bearing deposits	15,848	7	0.18	10,677	3	0.11
Loans (3)	1,100,592	15,436	5.56	1,121,278	15,409	5.45
Total interest-earning assets	1,529,458	$19,010	4.93%	1,525,784	$19,593	5.09%
Non-interest-earning assets	97,725			97,040
Total Assets	$1,627,183			$1,622,824

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$617,206	$894	0.57%	$589,269	$1,145	0.77%
Time deposits	420,366	1,577	1.49	439,151	2,073	1.87
Total savings and time deposits	1,037,572	2,471	0.94	1,028,420	3,218	1.24
Other temporary borrowings	9,467	21	0.88	12,630	25	0.79
Senior unsecured debt	29,000	280	3.83	29,000	280	3.83
Subordinated notes	-	-	-	10,000	231	9.16
Junior subordinated debentures	20,620	188	3.62	20,620	213	4.10
Total interest-bearing liabilities	1,096,659	2,960	1.07	1,100,670	3,967	1.43
Demand deposits	354,250			354,341
Other liabilities	21,562			17,737
Total Liabilities	1,472,471			1,472,748
Stockholders' Equity	154,712			150,076
Total Liabilities and Stockholders' Equity	$1,627,183			$1,622,824
Net interest income/margin		16,050	4.16%		15,626	4.06%
Less tax-equivalent basis adjustment		(21)			(19)
Net interest income		$16,029			$15,607

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $11 and $9 in 2010 and 2009, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $10 and $10 in 2010 and 2009, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2010 and 2009 (unaudited)
(dollars in thousands)

	2010			2009
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$406,470	$11,763	3.87%	$391,486	$13,398	4.58%
Federal Home Loan Bank and other restricted stock	5,799	88	2.03	5,734	74	1.73
Securities purchased under agreements to resell	1,183	2	0.23	6,538	6	0.12
Interest-bearing deposits	13,985	18	0.17	18,122	24	0.18
Loans (3)	1,104,728	46,152	5.59	1,118,428	45,080	5.39
Total interest-earning assets	1,532,165	$58,023	5.06%	1,540,308	$58,582	5.08%
Non-interest-earning assets	101,778			92,955
Total Assets	$1,633,943			$1,633,263

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$606,191	$2,815	0.62%	$596,774	$3,578	0.80%
Time deposits	429,115	4,786	1.49	461,524	7,010	2.03
Total savings and time deposits	1,035,306	7,601	0.98	1,058,298	10,588	1.34
Federal funds purchased	59	-	-	300	1	0.45
Securities sold under agreements to repurchase	-	-	-	1,154	4	0.46
Other temporary borrowings	11,227	69	0.82	15,681	84	0.72
Senior unsecured debt	29,000	841	3.88	19,546	563	3.85
Subordinated notes	-	-	-	10,000	693	9.27
Junior subordinated debentures	20,620	546	3.54	20,620	666	4.32
Total interest-bearing liabilities	1,096,212	9,057	1.10	1,125,599	12,599	1.50
Demand deposits	366,576			340,260
Other liabilities	18,223			16,622
Total Liabilities	1,481,011			1,482,481
Stockholders' Equity	152,932			150,782
Total Liabilities and Stockholders' Equity	$1,633,943			$1,633,263
Net interest income/margin		48,966	4.27%		45,983	3.99%
Less tax-equivalent basis adjustment		(64)			(77)
Net interest income		$48,902			$45,906

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $34 and $31 in 2010 and 2009, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments, using a 34% tax rate. Tax-equivalent basis adjustments were $30 and $46 in 2010 and 2009, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2010 versus December 31, 2009 and September 30, 2009
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	9/30/2010	12/31/2009	9/30/2009
Non-accrual Loans (1)	$9,107	$6,063	$25,354
Non-accrual Loans Held for Sale	-	670	9,302
Loans 90 Days or More Past Due and Still Accruing (1)	1	3,800	7
Total Non-performing Loans	9,108	10,533	34,663
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$9,108	$10,533	$34,663

Gross Loans Outstanding (1)	$1,113,563	$1,097,635	$1,108,195
Total Loans Held for Sale	$-	$670	$9,302

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	9/30/2010	12/31/2009	9/30/2009
Beginning Balance	$31,259	$29,401	$27,954
Provision	2,500	23,000	3,000
Charge-offs	(1,261)	(23,880)	(1,912)
Recoveries	(10)	190	359
Ending Balance	$32,488	$28,711	$29,401

KEY RATIOS:
	At
	9/30/2010	12/31/2009	9/30/2009
Allowance as a % of Total Loans (1)	2.9%	2.6%	2.7%

Non-accrual Loans as a % of Total Loans	0.8%	0.6%	3.1%

Non-performing Assets as a % of Total Loans and OREO	0.8%	1.0%	3.1%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	357%	474%	116%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	357%	291%	116%

(1) Excluding loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk – Asset/liability management is the process by which financial institutions manage interest-earning assets and funding sources under different assumed interest rate environments. The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance. Management must ensure that liquidity, capital, interest rate and market risk are prudently managed. Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company’s Board of Directors. The Board has delegated responsibility for asset/liability and interest rate risk management to the ALCO. The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs. The ALCO also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

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

As of September 30, 2010, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have a minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a small positive impact on the Company’s net interest income.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	September 30, 2010
Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300
Year One	(1.0)%	0.0%	1.2%	2.4%	3.0%
Year Two	(1.6)%	(1.0)%	0.8%	2.1%	2.6%

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

As of September 30, 2010, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of +300 and -100 basis points was low. The small changes in the percentage change in MVPE and the MVPE Ratio were attributable to the low interest rate environment and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	September 30, 2010
	Down 100	Base Flat	Up 100	Up 200	Up 300
% Change in MVPE (1)	(1.3)%	0.0%	(0.6)%	(2.1)%	(4.5)%
MVPE Ratio	13.7%	14.2%	14.4%	14.3%	14.0%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

There are no other material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – REMOVED AND RESERVED

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

STATE BANCORP, INC.

11/4/10	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

11/4/10	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)