Form 10-K
period 2010-12-31
STATE BANCORP INC
filed 2011-03-10
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

As of June 30, 2010, there were 16,656,959 shares of common stock outstanding and the aggregate market value of common stock of State Bancorp, Inc. held by non-affiliates was approximately $132,783,000 as computed using the closing market price of the stock of $9.50 reported by the NASDAQ Global Market on June 30, 2010. The market value of shares held by Registrant’s directors, executive officers and Employee Stock Ownership and 401(k) plans have been excluded because they may be considered to be affiliates of the Registrant.

As of February 24, 2011, there were 16,837,641 outstanding shares of State Bancorp, Inc. common stock.

STATE BANCORP, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders to be held on April 26, 2011 and which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days from December 31, 2010 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

General

State Bancorp, Inc. (the “Company”), a one-bank holding company headquartered in Jericho, New York, was formed in 1985. The Company operates as the parent for its wholly owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly owned subsidiaries, State Bancorp Capital Trust I and II (collectively called the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The income of the Company is primarily derived through the operations of the Bank. The Company had 289 employees as of December 31, 2010.

The Bank serves its client base through seventeen branches in Nassau, Suffolk, Queens and Manhattan. The Bank offers a full range of banking services to our diverse client base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, construction loans, commercial real estate loans, small business lines of credit, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial real estate loans. The Bank has not historically and does not currently engage in subprime lending and similarly does not offer payment option ARMs or negative amortization loan products.

At December 31, 2010, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of approximately $1.3 billion, and stockholders’ equity of approximately $155 million. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis. The Company operates in the banking industry and management considers the Company to be aggregated into one reportable operating segment. The Bank does not rely on foreign sources of funds or income and the Bank does not have any foreign commitments, with the exception of letters of credit issued on behalf of several of its domestic customers.

The Company’s Internet address is www.statebankofli.com. The Company makes available on its website, free of charge, its periodic and current financial reports, proxy and information statements. Information and any amendments we file with the SEC are available on our website as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC. Unless specifically incorporated by reference, the information on our website is not part of this annual report. Such reports are also available on the SEC’s website at www.sec.gov, or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC, 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Market Area and Competition

The Company considers its business to be highly competitive in its market areas. The Company has numerous competitors for its core niche of small business and middle market clients. The Company competes with local, regional and national depository financial institutions, including commercial banks, savings banks, insurance companies, credit unions and money market funds, and other businesses with respect to its lending services and in attracting deposits. The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger than the Company. Some competitors have entered the marketplace through de novo banks, acquisitions and strategic alliances. Additionally, over the past several years, various large out-of-state financial institutions have entered the New York metropolitan market. All of these institutions are our competitors to varying degrees.

The Company’s current market area, consisting primarily of Metropolitan New York City, provides opportunity for growth in deposits and commercial lending. The Company believes that there is a significant number of small to mid-size businesses in its current market area that seek a locally-based commercial bank that can offer a broad array of financial products and services. Many of these businesses have been affected by bank mergers in the area. Given the variety of financial products and services offered by the Company, its focus on client service, and its local management, the Company believes that it can well serve the growing needs of both new and existing clients in its current market areas.

Commercial and residential real estate values in our market appear to be stabilizing at lower levels. Locally, however, properties are burdened by high maintenance costs including an ever increasing state and local tax burden. The national and local economies remain fragile with low levels of economic activity and stubbornly high unemployment rates. Business conditions remain subdued and that uncertainty is serving to limit both consumer and corporate spending. Although the economy appears to be slowly improving, 2011 will be approached with a continued degree of caution as the Company expects that volatility will continue in the equity, credit and real estate markets. Although we, like many other financial service firms, continue to witness very difficult and challenging market conditions, the Company is diligently managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

Competitive Strengths

The Company believes that the following business strengths differentiate it from its peers:

•

Asset Quality. The Company’s successful execution in late 2009 of its strategy to liquidate lower quality loans represented an important strategic step toward significantly reducing future balance sheet risk. By eliminating the multiple distractions, inherent costs and uncertainties that these lower quality loans consistently demand, the Company is better able to effectively deploy the Bank’s ample resources to take advantage of other opportunities ahead, including organic franchise expansion and potential acquisitions. The year-end 2010 allowance for loan losses was at a level of 2.9% of total loans.

•

Net Interest Margin. For the years ended December 31, 2010 and 2009, the Company’s net interest margin was 4.21% and 4.03%, respectively. A 37 basis point reduction in the average cost of interest-bearing liabilities was only slightly offset by a nine basis point decline in the average rate earned on the Company’s interest-earning assets during 2010. Our healthy 2010 fourth quarter net interest margin of 4.04% is a positive and tangible reflection of the Company’s continued capacity to produce strong core net interest earnings, even in this very challenging interest rate environment.

•

One of the Largest Independent Commercial Banks Headquartered on Long Island. The Bank is one of the largest independent commercial banks headquartered on Long Island, with a network of branches stretching from central Suffolk County to midtown Manhattan. As an entrepreneurial and community-oriented bank, the Bank has the ability to provide highly personalized service and to render lending decisions quickly to clients and prospective borrowers.

•

Low - Cost Deposit Base. Core deposits, consisting of demand, savings and money market deposits, totaled $976 million at December 31, 2010 versus $995 million at December 31, 2009. Core deposits represented 72% of total deposits at December 31, 2010 and 74% of total deposits at December 31, 2009. Demand deposits represented 25% of total deposits at December 31, 2010 and 28% at December 31, 2009. The weighted average cost of the Company’s core deposits was 0.37% in 2010 and 0.49% in 2009.

•

Capital Base. The Company’s Tier I leverage capital ratio was 9.53% at December 31, 2010 versus 8.68% at December 31, 2009. The Company’s tangible common equity ratio (non-GAAP financial measure) was 7.39% at December 31, 2010 versus 6.93% at December 31, 2009. The Company’s capital ratios exceeded all regulatory requirements at December 31, 2010. The Bank’s year-end 2010 capital ratios remain in excess of the regulatory guidelines, as established by federal banking regulatory agencies, for a “well capitalized” institution, the highest regulatory capital category.

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

Lending

General

The Bank provides loans to small to moderate size and middle market borrowers and business entities diversified across industries. Loan types include business installment loans, commercial lines of credit and commercial real estate loans. Loans are primarily categorized as commercial real estate (“CRE”), commercial & industrial (“C&I”) and small business loans. CRE loans consist of loans on multifamily, mixed use, retail, office and industrial property or construction loans. C&I loans consist of a broad range of loans to a wide variety of business clients for acquisition of equipment, machinery or leasehold improvements, short term or seasonal working capital needs, and business expansion. Small business loans are a subset of C&I loans where the origination amount is less than $1 million.

Structure

Lending officers are primarily responsible for loan origination, structure, document preparation, obtaining approval, and monitoring the relationship. Each lending officer reports to a team leader. The lenders are supported by a dedicated department of experienced credit analysts who prepare credit proposals including research on business and industry and the borrower’s financial condition. The CRE and C&I divisions are headed by team leaders who report directly to the Chief Lending Officer (“CLO”).

Lending Authority

Authority for extending commercial credit is delegated by the Board of Directors to the President of the Bank, the management credit committee and to certain individuals as applicable. Each loan officer and team leader has lending authority depending on experience and title. Regardless of lending authority, all extensions of commercial credit, except deficit balances/uncollected funds, require the approval of at least two Bank officers with credit authority, one of whom must have the authority for the aggregate amount being approved. All loans above a designated amount must be approved by the management credit committee, which is comprised of the Chief Executive Officer (“CEO”), the CLO, the Enterprise Risk Manager (“ERM”), the Chief Credit Officer (“CCO”), the Deputy Chief Lending Officer (“DCLO”) and CRE specialist. Loans above the authority of the management credit committee and up to the Bank’s legal lending limit must be approved by the loan committee of the Board of Directors, which consists of three outside directors and the CEO.

Administration

Loan administration focuses on credit support, control systems and other practices necessary to manage the outstanding credits. Credit administration for C&I loans provides for periodic reviews on all C&I credit facilities depending on length to maturity and aggregate balance. For CRE loans, on an ongoing basis, each loan file must contain current credit and financial information to properly monitor trends as well as the borrower’s ability to service the debt and the capacity to repay the loan. If the loan officer receives information that may negatively affect repayment of the loan, the loan officer must take appropriate measures, including, for example, implementing a remedial action plan. Site inspections for CRE loans are performed periodically depending on loan balance and payment status.

Risk Management

Management’s goal is to have a balanced portfolio of loans. The allowable risk for the portfolio is determined by senior management through credit policies and annual business plans which are approved by the Board of Directors. The Bank monitors concentrations of risk as appropriate. A concentration of credit is the total of funded and unfunded loans, real estate loans, lines of credit, etc., issued to borrowers sharing similar characteristics such as industry, collateral/security type, size, pricing, location and other items that might have a bearing on risk management. It is also the Bank’s goal to diversify credit risk among a broad range of industries and/or industry sectors, and to monitor concentration on an ongoing basis.

Loan Workouts

The Bank has workout specialists who are directly responsible for managing loans where borrowers are experiencing sustained financial difficulties. Such specialists will work with the borrower to rectify the problem, monitor the credit as needed and, if necessary, restructure the loan. If there are signs of further deterioration in the credit, the workout specialist will search for additional collateral to improve the

Bank’s position while the credit is weak. The workout specialists will also assess the financial situation of the borrower on a long term basis, and when appropriate may market the loan for sale to an investor or commence litigation. All loan workouts are approved by the CEO, the loan workout committee and, when appropriate, the loan committee of the Board of Directors.

Deposits

The Bank offers a variety of deposit products ranging in maturity from demand accounts to certificates of deposits of up to five years. Our principal products include checking accounts, money market accounts, savings accounts, escrow services and interest on lawyer (“IOLA”) accounts, time deposit accounts and IRA accounts. The Bank competes for customers by emphasizing personal service and by addressing the needs of small and mid-size businesses, professional service firms, municipalities and consumers. Deposits are generally derived from customers within our primary marketplace. To the lesser extent, we also utilize the Certificate of Deposit Account Registry Service and brokered certificates of deposits, pursuant to authorization limits, as a source of funding and to manage interest rate risk. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit.

Management sets deposit rates to remain generally competitive with other financial institutions in our market, although we do not generally seek to match the highest rates paid by competing institutions. We have established a process to review interest rates on all deposit products and, based upon this process, update our deposit rates weekly.

The Bank’s ten largest depositor relationships accounted for approximately 22% of its deposits at December 31, 2010. The Bank’s largest depositor relationship accounted for approximately 8% of its deposits at December 31, 2010.

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

Recent Regulatory Reform Legislation

In July 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), which is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises. Among other things, the Reform Act provides for the creation of the Bureau of Consumer Financial Protection (the “CFPB”). With respect to insured depository institutions with less than $10 billion in assets, such as the Bank, the CFPB will have exclusive authority to issue new consumer protection regulations, and may participate in examinations conducted by the federal bank regulatory agencies to determine compliance with consumer protection laws and regulations, although the CFPB will have no enforcement authority with respect to these matters. As a new independent bureau within the FRB, it is possible that the CFPB will focus more attention on consumers and may impose requirements more severe than the previous bank regulatory agencies. In addition, as described further below, the Reform Act requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies, which could subject us to capital requirements that are higher than those to which we are currently subject, and it includes provisions that will affect the amount of deposit insurance assessments that we pay to the FDIC.

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

The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of the Company unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of the Company’s voting stock, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company. In addition, any entity is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the Company’s outstanding common stock, or otherwise obtaining control or a “controlling influence” over the Company. The New York Banking Law (the “Banking Law”) similarly regulates a change in control affecting the Bank and requires the approval of the New York State Banking Board.

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

Capital Adequacy

The federal banking regulators have adopted risk-based capital guidelines that require the Company’s and the Bank’s capital-to-assets ratios to meet certain minimum standards. The risk-based capital ratio is determined by allocating assets and specified off-balance sheet financial instruments into four weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. For a further discussion, see the Notes to the Company’s Consolidated Financial Statements. The minimum ratio of qualifying total capital (“total capital”) to risk-weighted assets (including certain off-balance sheet items) is 8%. At least half of the total capital must consist of common stock, retained earnings, qualifying noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and, for bank holding companies, a limited amount of noncumulative perpetual preferred stock, trust preferred securities and certain other so-called “restricted core capital elements” less most intangibles including goodwill (“Tier I capital”). The remainder (“Tier II capital”) may consist of certain other preferred stock, certain other capital instruments, and limited amounts of subordinated debt and the allowance for loan losses. Restricted core capital elements are currently limited to 25% of Tier I capital.

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

The FRB guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. In addition, higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile. At December 31, 2010, the FRB had not advised the Company of any specific minimum leverage ratio applicable to it.

At December 31, 2010, the Bank’s Tier I leverage ratio was 9.50% while its risk-based capital ratios were 12.23% for Tier I capital and 13.49% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution. At December 31, 2010, the Company’s Tier I leverage ratio was 9.53% and its risk-based capital ratios were 12.29% and 13.55% for Tier I capital and total capital, respectively. The Company’s ratios exceed the minimum regulatory guidelines.

The Reform Act requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies. These requirements must be no less than those to which insured depository institutions are currently subject. Thus, it is likely that the Company will become subject to capital requirements that are higher than those to which it is currently subject, although it is unknown at this time what these requirements will be. The new requirements will also eliminate the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of the Company’s size, although because the Company had less than $15 billion of consolidated assets as of December 31, 2009, it will continue to be permitted to include any trust preferred securities issued before May 19, 2010 as an element of Tier 1 capital.

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

Deposit Insurance

The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF. Effective January 1, 2007, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under this new assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories, based on the institution’s most recent supervisory ratings and capital ratios. For institutions within Risk Category I, assessment rates generally depend upon Capital adequacy, Asset quality, Management, Earnings, Liquidity, Sensitivity to market risk, or CAMELS component ratings, and financial ratios, or for large institutions with long-term debt issuer ratings, assessment rates will depend on a combination of long-term debt issuer ratings and CAMELS component ratings. The FDIC has the flexibility to adjust rates, without further notice-and-comment rulemaking, provided that no such adjustment can be greater than three basis points from one quarter to the next, that adjustments cannot result in rates more than three basis points above or below the base rates and that rates cannot be negative. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. In December 2010, the FDIC amended its regulations to increase the designated reserve ratio of the DIF from 1.25% to 2.00% of estimated insured deposits of the DIF effective January 1, 2011. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the bonds mature in 2017 through 2019. For 2010, the Bank had an assessment rate of 14.73 basis points and a total expense of $2.7 million, which includes $2.5 million for the assessment for deposit insurance and $145 thousand for the FICO payments.

As a result of the failures of a number of banks and thrifts, there has been a significant increase in the loss provisions of the DIF. This resulted in a decline in the DIF reserve ratio during 2008 below the then minimum designated reserve ratio of 1.15%. As a result, the FDIC was required to establish a restoration plan to restore the reserve ratio to 1.15% within a period of five years, which was subsequently extended to eight years. In order to restore the reserve ratio to 1.15%, the FDIC adopted a final rule in February 2009 which set the initial base assessment rates beginning April 1, 2009 and provided for the following adjustments to an institution’s assessment rate: (1) a decrease for long-term unsecured debt, including most senior and subordinated debt; (2) an increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, an increase for brokered deposits above a threshold amount. The current initial base assessment rates range from twelve to sixteen basis points for Risk Category I institutions and are twenty-two basis points for Risk Category II institutions, thirty-two basis points for Risk Category III institutions and forty-five basis points for Risk Category IV institutions. Total base assessment rates, after applying all possible adjustments, currently range from seven to seventy-seven and one-half basis points of deposits.

The Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. Among other things, the new restoration plan provided that the FDIC would forego a uniform three basis point increase in initial assessments rates that was previously scheduled to take effect on January 1, 2011. The FDIC intends to pursue further rulemaking in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

In accordance with the Reform Act, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, and adopts a new assessment rate schedule, as well as alternative rate schedules that become effective when the reserve ratio reaches certain levels. The final rule also makes conforming changes to the unsecured debt and brokered deposit adjustments to assessment rates, eliminates the secured liability adjustment and creates a new assessment rate adjustment for unsecured debt held that is issued by another insured depository institution.

The new rate schedule and other revisions to the assessment rules become effective April 1, 2011 and will be used to calculate our June 30, 2011 invoices for assessments due September 30, 2011. As revised by the final rule, the initial base assessment rates for depository institutions with total assets of less than $10 billion, such as the Bank, will range from five to nine basis points for Risk Category I institutions and are fourteen basis points for Risk Category II institutions, twenty-three basis points for Risk Category III institutions and thirty-five basis points for Risk Category IV institutions. Total base assessment rates, after applying all the unsecured debt and brokered deposit adjustments, currently range from two and one-half to forty-five basis points.

In May 2009, the FDIC adopted the final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The assessment, collected on September 30, 2009, totaled $730 thousand for the Bank. The final rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary, to maintain public confidence in federal deposit insurance. The FDIC has not imposed another special assessment.

In November 2009, the FDIC adopted the final rule regarding prepaid assessments. The final rule required insured depository institutions to prepay their estimated quarterly deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the Bank’s regular quarterly insurance assessment for the third quarter of 2009, which, for the Bank, totaled $8.6 million. For purposes of estimating an institution’s assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, and calculating the amount the Bank prepaid on December 20, 2009, the Bank’s assessment rate was its total base assessment rate in effect on September 30, 2009. The Bank’s quarterly risk-based insurance assessments will be paid from the amount the Bank has prepaid until that amount is exhausted or until the prepayment is returned, whichever comes first. Prepaid assessments may only be used to offset regular quarterly risk-based deposit insurance assessments.

The FDIC began offsetting prepaid assessments on March 30, 2010, representing payment of the regular quarterly risk-based deposit insurance assessment for the fourth quarter of 2009. The FDIC will refund any unused assessments after collection of the amount due on June 30, 2013. Requiring prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter.

In October 2008, the FDIC announced a temporary increase in the standard maximum deposit insurance amount from $100,000 to $250,000 per depositor through December 31, 2009, in response to the financial crises affecting the banking system and financial markets. In May 2009, President Obama signed the Helping Families Save Their Homes Act of 2009, which, among other provisions, extended the expiration date of the temporary increase in the standard maximum deposit insurance amount from December 31, 2009 to December 31, 2013. To reflect this extension, the FDIC adopted a final rule in September 2009 extending the increase in deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013. Subsequently, the Reform Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, effective July 2010. In August 2010, the FDIC adopted final rules conforming its regulations to the provisions of the Reform Act relating to the new permanent standard maximum deposit insurance amount.

In November 2008, the FDIC adopted the Temporary Liquidity Guarantee Program (the “TLGP”), pursuant to its authority to prevent “systemic risk” in the U.S. banking system. The TLGP was announced by the FDIC in October 2008 as an initiative to counter the system-wide crisis in the nation’s financial sector. The TLGP includes a Debt Guarantee Program and a Transaction Account Guarantee Program (the “TAGP”). We elected to participate in both programs under the TLGP.

Under the TAGP, the FDIC fully insured non-interest bearing transaction deposit accounts held at participating FDIC-insured institutions through December 31, 2010, as extended in April 2010. For institutions participating in the TAGP, a ten basis point annualized fee was added to the institution’s quarterly insurance assessment in 2009 for balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000. In 2010, this fee increased to fifteen basis points for the Bank. The Bank’s expense for the TAGP totaled $356 thousand in 2010 and $190 thousand in 2009.

In place of the TAGP which expired on December 31, 2010, and in accordance with certain provisions of the Reform Act, the FDIC adopted further rules in November and December 2010 which provide for temporary unlimited insurance coverage of certain non-interest bearing transaction accounts. Such coverage began on December 31, 2010 and terminates on December 31, 2012. Beginning January 1, 2013, such accounts will be insured under the general deposit insurance coverage rules of the FDIC. Unlike the TAGP, the new rules do not cover NOW accounts and the FDIC will not charge a separate assessment for the insurance of non-interest bearing transaction accounts. Instead the FDIC will take into account the cost of this additional insurance coverage in determining the amount of the assessment it charges under its new risk-based assessment system.

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

The Reform Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, by, among other things, expanding covered transactions to include securities lending, repurchase agreement and derivatives activities with affiliates. These changes are effective one year after the “designated transfer date” of July 21, 2011 (which transfer date may be delayed for up to six months at the option of the Secretary of the Treasury).

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

At December 31, 2010, the Bank’s total reported loans for construction, land development and other land represented less than 100 percent of the Bank’s total capital and the Bank’s total commercial real estate loans represented less than 300 percent of its total capital. However, the Bank’s commercial real estate portfolio as a whole increased by 60% over the past 36 months and by a more modest 26% over the past 24 months. The primary reason for the rise was a strategic increase in the more stable multi-family sector which increased from $13 million to $121 million over the past 36 months, coupled with a 78% strategic reduction in the construction loan portion of the Bank’s commercial real estate portfolio.

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

Interagency Policy Statement Regarding Commercial Real Estate Loan Workouts

In 2009, the FRB and other federal bank regulatory agencies adopted a policy statement supporting prudent CRE loan workouts (the “Policy Statement”). The Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The Policy Statement details risk-management practices for loan workouts that support prudent and pragmatic credit and business decision-making within the framework of financial accuracy, transparency, and timely loss recognition. Financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of borrowers’ financial conditions will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing institutions’ risk-management practices for loan workout activities. We have evaluated the Policy Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.

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

Federal Securities Laws

The Company’s securities are registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

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

Investment Portfolio

The following table presents the amortized cost and estimated fair value of held to maturity and available for sale securities held by the Company for each period (in thousands):

At December 31,	2010		2009		2008

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Securities held to maturity:
Corporate securities	$22,000	$21,890	$—	$—	$—	$—

Securities available for sale:
Obligations of states and political subdivisions	1,883	1,906	12,446	12,421	5,327	5,360
Mortgage-backed securities and collateralized mortgage obligations - residential
FHLMC	106,040	110,748	173,324	179,701	229,014	233,358
FNMA	111,841	113,617	148,304	152,470	126,283	128,459
GNMA	89,874	89,472	48,684	48,483	15,855	15,963
Mortgage-backed securities and collateralized mortgage obligations - commercial
GNMA	5,101	4,859	—	—	—	—
Government agency securities	40,894	40,556	22,772	22,910	22,539	23,374
Collateralized debt obligations	—	—	—	—	5,865	5,865

Total securities available for sale	355,633	361,158	405,530	415,985	404,883	412,379

Total securities	$377,633	$383,048	$405,530	$415,985	$404,883	$412,379

The following table presents the expected maturity distribution and the weighted-average yield of the Company’s investment portfolio at December 31, 2010 (dollars in thousands). Available for sale securities are shown at estimated fair value and held to maturity securities are shown at amortized cost. The yield information does not give effect to changes in estimated fair value of available for sale securities that are reflected as a component of stockholders’ equity.

	Maturing

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years

	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

Securities held to maturity:
Corporate securities	$—	—%	$8,000	2.83%	$14,000	4.56%	$—	—%

Securities available for sale:
Obligations of states and political subdivisions	—	—	720	3.95	1,186	3.58	—	—
Mortgage-backed securities and collateralized mortgage obligations - residential (2)
FHLMC	18,186	4.00	78,128	4.60	14,434	4.90	—	—
FNMA	26,256	0.43	80,838	3.25	6,523	3.30	—	—
GNMA	4,576	2.72	72,954	2.72	11,942	3.28	—	—
Mortgage-backed securities and collateralized mortgage obligations - commercial (2)
GNMA	—	—	—	—	4,859	2.48	—	—
Government agency securities (3)	13,845	2.48	13,909	2.17	4,805	2.25	7,997	4.00

Total securities available for sale	62,863	2.08	246,549	3.46	43,749	3.62	7,997	4.00

Total securities	$62,863	2.08%	$254,549	3.44%	$57,749	3.85%	$7,997	4.00%

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

Loan Portfolio

The following table categorizes the Company’s loan portfolio, excluding loans held for sale, for each period (in thousands):

At December 31,	2010	2009	2008	2007	2006

Commercial and industrial - owner-occupied mortgage (1)	$191,913	$195,557	$—	$—	$—
Commercial and industrial - general purpose	339,447	348,546	398,182	322,575	297,256
Real estate - commercial mortgage (1)	449,861	374,406	482,188	383,960	392,454
Real estate - residential mortgage	83,696	95,668	104,280	102,468	105,476
Real estate - commercial construction (1)	44,331	50,175	64,465	50,483	25,207
Real estate - residential construction	14,910	25,740	56,004	95,002	80,513
Lease receivables	—	—	—	66,476	62,649
Loans to individuals	4,770	4,667	5,620	11,724	11,315
Tax-exempt and other	2,442	2,876	6,478	8,321	8,855

Loans - net of unearned income	$1,131,370	$1,097,635	$1,117,217	$1,041,009	$983,725

(1) Prior to 2009, owner-occupied mortgages where source of repayment is not from the property are included in real estate - commercial mortgage and real estate - commercial construction.

The following table presents the contractual maturities of selected loans and the sensitivities of those loans to changes in interest rates at December 31, 2010 (in thousands):

	One Year or Less	One Through Five Years	Over Five Years	Total

Commercial and industrial - owner-occupied mortgage	$15,346	$63,512	$113,055	$191,913
Commercial and industrial - general purpose	211,136	103,511	24,800	339,447
Real estate - commercial construction	22,734	21,597	—	44,331
Real estate - residential construction	12,930	1,980	—	14,910

Total	$262,146	$190,600	$137,855	$590,601

Loans maturing after one year with:
Fixed interest rate		$159,164	$51,519	$210,683
Variable interest rate		$31,436	$86,336	$117,772

The following table presents the Company’s non-accrual, past due and restructured loans for each period (in thousands):

December 31,	2010	2009	2008	2007	2006

Non-accrual loans	$14,856	$6,733	$16,072	$5,792	$2,177
Loans 90 days or more past due and still accruing interest	$1	$3,800	$3	$28	$13
Interest income on non-accrual and restructured loans which would have been recorded under original loan terms	$2,121	$735	$951	$459	$78
Interest income on non-accrual and restructured loans recorded during the period	$1,004	$6	$68	$19	$117

The Bank generally discontinues the accrual of interest on loans whenever there is reasonable doubt that interest and/or principal will be fully collected, or when either principal or interest is 90 days or more past due. At December 31, 2009, loans 90 days or more past due and still accruing interest were comprised of a non-criticized real estate credit that had matured and was due to close with an improved collateral position before December 31, 2009. Due to unforeseen circumstances, the closing did not occur until January 5, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Loan Loss Experience and Allowance for Loan Losses.”

Summary of Loan Loss Experience

The determination of the balance of the allowance for loan losses is based upon a review and analysis of the Company’s loan portfolio. Management’s review includes monthly analyses of past due and non-accrual loans and detailed, periodic loan-by-loan analyses.

Based on current economic conditions, management has determined that the current level of the allowance for loan losses appears to be adequate at December 31, 2010 in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience and local economic conditions.

The following table presents an analysis of the Company’s allowance for loan losses for each period (dollars in thousands):

	2010	2009	2008	2007	2006

Balance, January 1	$28,711	$18,668	$14,705	$16,412	$15,717

Adjustment due to sale of SB Equipment assets	—	—	(2,002)	—	—

Charge-offs:
Commercial and industrial - general purpose	1,791	6,149	3,078	3,129	773
Real estate - commercial mortgage	5,689	8,535	3,403	2,965	—
Real estate - residential mortgage	—	1,277	202	—	—
Real estate - commercial construction	900	1,555	—	—	—
Real estate - residential construction	989	12,515	3,786	—	—
Lease receivables	—	—	1,093	404	1,382
Loans to individuals	230	118	27	57	18

Total charge-offs	9,599	30,149	11,589	6,555	2,173

Recoveries:
Commercial and industrial - general purpose	400	260	256	158	343
Real estate - commercial mortgage	90	400	—	—	—
Real estate - residential mortgage	9	—	—	—	12
Real estate - commercial construction	560	—	—	—	—
Real estate - residential construction	—	3	—	—	—
Lease receivables	—	—	37	220	13
Loans to individuals	7	29	35	6	10

Total recoveries	1,066	692	328	384	378

Net charge-offs	8,533	29,457	11,261	6,171	1,795

Provision charged to income	12,900	39,500	17,226	4,464	2,490

Balance, December 31	$33,078	$28,711	$18,668	$14,705	$16,412

Ratio of net charge-offs during the period to average loans outstanding during the period	0.77%	2.64%	1.04%	0.61%	0.19%

The following table presents the allocation of the Company’s allowance for loan losses by loan class and the percentage that class represents of total loans at December 31 for each period (dollars in thousands):

	2010	Percent of Loans to Total Loans	2009	Percent of Loans to Total Loans	2008	Percent of Loans to Total Loans	2007	Percent of Loans to Total Loans	2006	Percent of Loans to Total Loans

Commercial and industrial - owner-occupied mortgage (1)	$3,198	17.0%	$1,622	17.8%	$—	—%	$—	—%	$—	—%
Commercial and industrial - general purpose	16,946	30.0	9,922	31.7	4,990	35.5	5,000	31.1	7,965	30.2
Real estate - commercial mortgage (1) (2)	6,962	39.8	9,253	34.1	5,319	43.2	5,000	36.9	5,357	50.6
Real estate - residential mortgage (2)	1,057	7.4	1,171	8.7	760	9.3	225	9.8	—	—
Real estate - commercial construction (1) (3)	931	3.9	3,662	4.6	2,038	5.7	318	4.8	577	10.7
Real estate - residential construction (3)	752	1.3	1,123	2.4	2,697	5.2	1,200	9.1	—	—
Lease receivables	—	—	—	—	—	—	1,547	6.4	1,072	6.4
Loans to individuals	181	0.4	136	0.4	71	0.5	134	1.1	73	1.2
Tax-exempt and other	17	0.2	15	0.3	27	0.6	31	0.8	34	0.9
Unallocated	3,034	—	1,807	—	2,766	—	1,250	—	1,334	—

Total	$33,078	100.0%	$28,711	100.0%	$18,668	100.0%	$14,705	100.0%	$16,412	100.0%

(1)	Prior to 2009, owner-occupied mortgages where source of repayment is not from the property are included in real estate - commercial mortgage and real estate - commercial construction.

(2)	Prior to 2007, no breakdown between commercial and residential mortgage was available. Thus, all such real estate - mortgage amounts are included in real estate - commercial mortgage.

(3)	Prior to 2007, no breakdown between commercial and residential construction was available. Thus, all such real estate - construction amounts are included in real estate - commercial construction.

Deposits

The following table presents the average balance and the average rate paid on the Company’s deposits for each period (dollars in thousands):

	2010		2009		2008

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing demand deposits	$362,146	—	$350,979	—	$320,830	—
Interest-bearing transaction accounts	223,302	0.37%	221,325	0.43%	195,119	1.14%
Money market deposit accounts	117,910	0.63	111,730	0.87	130,012	1.75
Savings deposits	282,841	0.73	267,040	1.01	235,484	1.45
Time certificates of deposit of $100,000 or more	222,140	1.12	229,613	1.68	229,190	2.98
Other time deposits	194,755	1.94	214,593	2.26	242,880	3.54

Total	$1,403,094	0.71%	$1,395,280	0.96%	$1,353,515	1.72%

The following table sets forth, by time remaining to maturity, the Company’s certificates of deposit of $100,000 or more at December 31, 2010 (in thousands):

3 months or less	$147,241
Over 3 months through 6 months	14,254
Over 6 months through 12 months	24,453
Over 12 months	16,687

Total	$202,635

Short-Term Borrowings

The following information is provided on the Bank’s short-term borrowings for each period (dollars in thousands):

	2010	2009	2008

Balance, December 31 -
Securities sold under agreements to repurchase	$3,000	$3,000	$3,000
Federal funds purchased	$—	$—	$—
Federal Home Loan Bank advances	$22,000	$45,000	$—

Weighted-average interest rate on balance, December 31 -
Securities sold under agreements to repurchase	1.88%	1.88%	1.88%
Federal funds purchased	—	—	—
Federal Home Loan Bank advances	0.40%	0.32%	—

Maximum outstanding at any month end -
Securities sold under agreements to repurchase	$3,000	$3,000	$3,000
Federal funds purchased	$—	$15,000	$35,000
Federal Home Loan Bank advances	$40,000	$60,000	$203,000

Average daily amount outstanding -
Securities sold under agreements to repurchase	$3,000	$3,863	$2,008
Federal funds purchased	$74	$225	$6,129
Federal Home Loan Bank advances	$7,386	$12,805	$110,915

Weighted-average interest rate on average daily amount outstanding -
Securities sold under agreements to repurchase	1.88%	1.55%	1.88%
Federal funds purchased	0.60%	0.44%	2.72%
Federal Home Loan Bank advances	0.45%	0.43%	2.52%

ITEM 1A.	RISK FACTORS

The following is a summary of risk factors relevant to our operations which should be carefully reviewed. These risk factors do not necessarily appear in the order of importance.

Banking laws and regulations could limit our access to funds from the Bank, one of our primary sources of liquidity.

As a bank holding company, one of our principal sources of funds is dividends from our subsidiaries. These funds are used to service our debt as well as to pay expenses and dividends on our common and preferred stock. Our non-consolidated interest expense on our debt obligations was $729 thousand and $1.7 million for the years ended December 31, 2010 and 2009, respectively. Our non-consolidated operating expenses were $5 thousand and $915 thousand for the years ended December 31, 2010 and 2009, respectively. Our cash dividends paid on common stock were $3.3 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively. Our cash dividends paid on preferred stock were $1.8 million for each of the years ended December 31, 2010 and 2009. State banking regulations limit, absent regulatory approval, the Bank’s dividends to us to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval.

Federal bank regulatory agencies have the authority to prohibit the Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends or other transfers of funds to us, depending on the financial condition of the Bank, could be deemed an unsafe or unsound practice.

Dividend payments from the Bank would also be prohibited under the “prompt corrective action” regulations of the federal bank regulators if the Bank is, or after payment of such dividends would be, undercapitalized under such regulations. In addition, the Bank is subject to restrictions under federal law that limit its ability to transfer funds or other items of value to us and our nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or other transactions involving the transfer of value. Unless an exemption applies, these transactions by the Bank with us are limited to 10% of the Bank’s capital and surplus and, with respect to all such transactions with affiliates in the aggregate, to 20% of the Bank’s capital and surplus. As of December 31, 2010, a maximum of approximately $37 million was available to us from the Bank according to these limitations. Moreover, loans and extensions of credit to affiliates generally are required to be secured by specified amounts of collateral. A bank’s transactions with its non-bank affiliates also are required generally to be on arm’s-length terms. We do not have any borrowings from the Bank and do not anticipate borrowing from the Bank in the future.

Accordingly, we can provide no assurance that we will receive dividends or other distributions from the Bank and our other subsidiaries.

Our other primary source of funding is our DRP, which allows existing stockholders to reinvest cash dividends in our common stock and/or to purchase additional shares through optional cash investments on a quarterly basis. Participants in the DRP have the option of making additional cash payments from $100 to $10,000 per quarter. The same amount need not be invested each time and there is no obligation to make any cash payments. Shares are purchased at up to a 15% discount from the current market price under both the dividend reinvestment option and with optional cash payments. No assurance can be given that we will continue the DRP or that stockholders will make purchases in the future.

Commercial real estate and commercial business loans expose us to increased lending risks.

CRE and C&I loans comprise the majority of our loan portfolio. At December 31, 2010, our portfolio of CRE loans totaled approximately $494 million and our C&I loans amounted to approximately $531 million of total loans of $1.1 billion. At December 31, 2010 C&I loans on our watch list increased $19 million from the December 31, 2009 amount, while CRE loans on our watch list decreased $5 million from the December 31, 2009 amount. Commercial loans generally expose a lender to greater risk of non-payment and loss than non-commercial loans because repayment of commercial loans often depends on the successful operation and cash flow of the borrowers. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to non-commercial loans. Consequently, an adverse development with respect to a CRE loan or commercial business loan can expose us to a significantly greater risk of loss compared to an adverse development with respect to a non-commercial loan. CRE loans may present special lending risks and may expose lenders to unanticipated earnings and capital volatility due to adverse changes in the general commercial real estate market.

Our results of operations are affected by economic conditions in the New York metropolitan area and nationally.

As a result of our geographic concentration in the New York metropolitan area, our results of operations largely depend upon economic conditions in this region.

We are operating in a challenging and uncertain economic environment, globally, nationally and locally. Financial institutions continue to be affected by low levels of economic activity and high unemployment rates. Decreases in real estate values in the past several years have negatively affected the value of property used as collateral for our loans. Adverse changes in the economy have affected and may continue to affect the ability of our borrowers to make timely repayments of their loans, which would have a negative impact on our earnings. If poor economic conditions result in decreased demand for real estate loans, our earnings capacity may decline because our investment alternatives may earn less income for us than real estate loans.

The Company’s non-performing loans totaled $15 million at December 31, 2010. Net loan charge-offs recorded in 2010 were $8.5 million and our provision for loan losses for 2010 was $12.9 million. The sale of lower quality loans in the fourth quarter of 2009 helped reduce the 2010 provision significantly. The impact of the recent national and local economic recession along with any further economic deterioration could drive losses beyond that which is provided for in our allowance for loan losses and result in additional consequences, such as loan delinquencies, increased problem assets and foreclosures, declining demand for our products and services, decreased deposits and declining collateral value for our loans.

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

Funding costs may rise due to competitive pricing pressures and volatility in the credit and money markets. Rates are at historic lows at this time and it would appear from their comments that Federal Reserve policy makers are prepared to keep the fed funds rate low until well past such time as the economy shows evidence of sustainable recovery. In the near term the risks from inflationary pressure due to an increase in economic activity appear limited. Consequently, while inflation remains a matter of concern, those risks appear to be more visible in the intermediate three to five year time frame. As the Federal Reserve begins to remove many of the extraordinary measures put in place during the last few years, credit spreads may begin to widen, which may affect the cost that the Bank must bear to borrow funds.

A large percentage of our deposits is attributable to a relatively small number of customers.

Our ten largest depositor relationships accounted for approximately 22% of our deposits at December 31, 2010. Our largest depositor relationship accounted for approximately 8% of our deposits at December 31, 2010. In addition, approximately 4% of our deposits at December 31, 2010, which includes deposits gathered through CDARS, are considered for regulatory purposes to be brokered deposits. Brokered deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits.

Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. Of our ten largest deposit relationships, four are local municipalities and the balances of their deposits tend to fluctuate on a seasonal basis throughout the year. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, in all likelihood would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income.

Strong competition within our market areas could hurt our profits and slow growth.

The New York metropolitan area has a high density of financial institutions, a number of which are significantly larger and have greater financial resources than we have, and as such, may have higher lending limits and may offer other services not offered by us. Additionally over the past several years, various large out-of-state financial institutions have entered the New York metropolitan area market both on a de novo basis and through acquisitions of smaller in-state financial institutions, including those located in our primary market area. All are our competitors to varying degrees.

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

We expect to face increased regulation and supervision of our industry as a result of the financial crisis, and there will be additional requirements and conditions imposed on us by the Reform Act and to the extent that we participate in any of the programs established or to be established by the Treasury under the EESA or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

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

There are many provisions of the Reform Act which are to be implemented through regulations to be adopted by the federal bank regulatory agencies within specified time frames following the effective date of the Reform Act, which creates a risk of uncertainty as to the effect that such provisions will ultimately have. We believe the following provisions of the Reform Act will have an impact on us, though it is not possible for us to determine at this time whether and to what extent the Reform Act will have a material effect on our business, financial condition or results of operations:

•

Certain Changes in Regulatory Regime. The Reform Act provides for the creation of the CFBP, which will have the authority to implement and enforce a variety of existing consumer protection statutes and to issue new regulations.

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

The Reform Act also includes provisions, subject to further rule making by the federal bank regulatory agencies that may affect our future operations, including provisions that create minimum standards for the origination of mortgages, restrict proprietary trading by banking entities and restrict the sponsorship of and investment in hedge funds and private equity funds by banking entities. We will not be able to determine the impact of these provisions until final rules are promulgated to implement these provisions and other regulatory guidance is provided interpreting these provisions.

The FDIC restoration plan and related rule making may have a further material impact on our results operations.

In light of the failures of a significant number of banks and thrifts over the past several years, which has resulted in substantial losses to the DIF, in July 2010, the Reform Act increased the minimum designated reserve ratio for the DIF from 1.15% to 1.35% of insured deposits, which must be reached by September 30, 2020, and provides that in setting the assessments necessary to meet the new requirement, the FDIC shall offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by the institutions with more than $10 billion in assets. In October 2010, the FDIC adopted a new restoration plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. The FDIC intends to pursue further rule making in 2011 regarding the method that will be used to reach the reserve ratio of 1.35% so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets.

In addition, on February 7, 2011, the FDIC adopted a final rule that redefines the assessment base for deposit insurance assessments as average consolidated total assets minus average tangible equity, rather than on deposit bases, as required by the Reform Act, and revises the risk-based assessment system for all large insured depository institutions as described in greater detail under “Supervision and Regulation.” The adoption of this final rule could result in even higher FDIC deposit insurance assessments effective April 1, 2011, which could further increase non-interest expense and have a material impact on our results of operations.

As a participant in the Treasury’s Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on our executive compensation.

As a participant in the CPP, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are not able to declare dividend payments on common, junior preferred or pari passu preferred shares if we are in arrears on the dividends on the senior preferred shares issued to the Treasury. Further, we are not permitted to increase dividends on our common stock to a level that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, without the Treasury’s approval until December 5, 2011 unless the senior preferred stock issued to the Treasury has been redeemed or transferred. The Company’s last quarterly cash dividend declared prior to October 14, 2008, was the $0.10 per common share declared on July 29, 2008. In addition, our ability to repurchase our shares is restricted. Treasury consent generally is required for us to make any stock repurchase until the third anniversary of the investment by the Treasury unless the senior preferred issued to the Treasury has been redeemed or transferred. Further, common, junior preferred or pari passu preferred shares may not be repurchased if we are in arrears on the senior preferred dividends to the Treasury.

As a participant in the program, we adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under this program. For this purpose, a warrant to purchase common stock is not considered equity. These standards would generally apply to our CEO, Chief Financial Officer and the three next most highly compensated officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation would likely increase the overall cost of our compensation programs in future periods. In conjunction with the purchase of our senior preferred shares, the Treasury received a warrant to purchase our common stock with an aggregate market value equal to 15% of the senior preferred investment, or $5,526,300. The warrant was immediately exercisable at a strike price of $11.87 per share and has a term of 10 years.

The loss of key personnel could impair the Bank’s future success.

The Bank’s future success depends in part on the continued service of its executive officers, other key members of management and its staff, as well as its ability to continue to attract, motivate and retain additional highly qualified employees. The loss of services of key personnel could have an adverse effect on the Bank’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The Company currently has an employment agreement in place with its CEO. Change in control agreements are in place for selected key officers. The American Recovery and Reinvestment Act of 2009 (“ARRA”) imposed strict new limits on executive compensation for all CPP participants, including a prohibition on the payment or accrual of any bonus, retention award or incentive compensation to the Company’s five most highly compensated employees. These prohibitions may negatively impact the Company’s ability to retain existing key staff members and/or to attract additional qualified personnel to join the Company in key positions.

If our investment in the Federal Home Loan Bank of New York is classified as other-than-temporarily impaired (“OTTI”) or as permanently impaired, our earnings and stockholders’ equity could decrease.

We own common stock of the FHLB-NY to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of December 31, 2010 was $3 million based on its par value. This amount fluctuates as a function of our FHLB-NY borrowings. There is no public market for our FHLB-NY common stock.

Certain member banks of the Federal Home Loan Bank System, including the FHLB-NY, may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed OTTI at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of an impairment charge.

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

On a quarterly basis, management determines whether a valuation allowance is necessary for our deferred tax asset. In performing this analysis, management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. A valuation allowance is established when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. In arriving at the conclusion that a valuation allowance was not necessary at December 31, 2010 management considered the Company’s three year cumulative earnings history for 2008 through 2010 on both an unadjusted basis and after adjustment for unusual items of income or expense that are not expected to recur. Management also considered projections of future levels of taxable income. The valuation allowance estimate is highly dependent on projections of future levels of taxable income. Should the actual amount of taxable income be less than what has been projected, it may be necessary to record a valuation allowance in a future period.

The Company’s future growth and liquidity needs may require the Company to raise additional capital in the future, but that capital may not be available when it is needed or may only be available at an excessive cost.

The Company is required by regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that current capital levels will satisfy regulatory requirements for the foreseeable future. However, we cannot assure you that regulatory reform will not result in higher capital requirements across the banking industry.

On December 5, 2008, the Company issued $36.8 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $0.01 per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”) and a warrant (“Warrant”) to purchase 465,569 shares of the Company’s common stock to the Treasury. The Company may at some point choose to raise additional capital to support its continued growth or to redeem the preferred stock issued under the Treasury’s CPP. In addition, there may be increasing market, regulatory or political pressure on the Company to raise capital to redeem the preferred stock issued under the CPP.

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

In addition, any future issuances of equity securities could dilute the earnings per share of the Company, the interests of existing shareholders and cause a decline in the Company’s stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information relating to properties owned or used in the Company’s banking activities at December 31, 2010:

Location	Owned or Leased	Lease Expiration Date	Renewal Terms

Main Office: Two Jericho Plaza Jericho, NY	Leased	3/31/2012	None

Nassau County Branch Offices: 699 Hillside Avenue New Hyde Park, NY	Building owned, land leased	3/27/2019	None

222 Old Country Road Mineola, NY	Leased	11/30/2020	Two five-year renewal options

339 Nassau Boulevard Garden City South, NY	Owned	N/A	N/A

501 North Broadway Jericho, NY	Leased	10/31/2023	One twelve-year renewal option

135 South Street Oyster Bay, NY	Owned	N/A	N/A

2 Lincoln Avenue Rockville Centre, NY (1)	Leased	5/31/2012	None

960 Port Washington Boulevard Port Washington, NY	Leased	4/24/2012	Four five-year renewal options

1055 Old Country Road Westbury, NY	Leased	6/30/2015	None

55 Maple Avenue Rockville Centre, NY (2)	Leased	6/30/2011	Month-to-month renewal options

Suffolk County Branch Offices: 27 Smith Street Farmingdale, NY	Leased	10/31/2012	One five-year renewal option

740 Veterans Memorial Highway Hauppauge, NY	Leased	6/30/2015	One ten-year renewal option

580 East Jericho Turnpike Huntington Station, NY	Leased	12/31/2018	None

4250 Veterans Memorial Highway Holbrook, NY	Leased	12/31/2018	Two five-year renewal options

234 Route 25A East Setauket, NY	Leased	5/31/2015	None

Queens County Branch Offices: 49-01 Grand Avenue Maspeth, NY	Leased	8/31/2011	One five-year renewal option

75-20 Astoria Boulevard Jackson Heights, NY	Leased	5/31/2016	None

21-31 46th Avenue Long Island City, NY	Leased	8/31/2011	None

New York County Branch Office: 780 Third Avenue New York, NY	Leased	12/31/2017	None

(1)

As a result of safety concerns that arose during structural repairs to the building’s parking garage located below the branch office during November 2010, the Village of Rockville Centre issued an order to evacuate the premises.

(2)	Temporary branch office location.

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

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2010, the approximate number of common equity stockholders was as follows:

Title of Class: Common Stock
Number of Record Holders: 1,383

The Company’s common stock trades on the NASDAQ Global Market under the symbol STBC. The approximate high and low closing prices for the Company’s common stock for the years ended December 31, 2010 and 2009, were as follows:

	2010		2009

	High Close	Low Close	High Close	Low Close

1st Quarter	$8.30	$6.95	$10.47	$4.10
2nd Quarter	$10.40	$7.80	$8.80	$6.86
3rd Quarter	$9.98	$8.17	$9.20	$7.73
4th Quarter	$9.60	$8.95	$8.46	$6.48

The Company’s primary funding sources are dividends from the Bank and proceeds from the DRP. Both the Company and the Bank are subject to certain restrictions on the payment of dividends. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources.” The Company’s Board of Directors declared a cash dividend of $0.05 per share at its January 25, 2011 meeting. The following schedule summarizes the Company’s dividends paid for the years ended December 31, 2010 and 2009:

Record Date	Dividend Payment Date	Cash Dividends Paid Per Common Share

November 16, 2010	December 16, 2010	$0.05
August 20, 2010	September 16, 2010	$0.05
May 21, 2010	June 16, 2010	$0.05
February 17, 2010	March 17, 2010	$0.05

November 20, 2009	December 16, 2009	$0.05
August 21, 2009	September 16, 2009	$0.05
May 22, 2009	June 17, 2009	$0.05
February 23, 2009	March 17, 2009	$0.05

For information about the Company’s equity compensation plans, please see “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Company did not repurchase any of its common stock during 2010 under the existing stock repurchase plan. Under the Board of Directors’ current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Company does not presently anticipate repurchasing any of its shares in the immediate future.

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

The following Performance Graph compares the yearly percentage change in the Company’s cumulative total stockholder return on its common stock with the cumulative total return of the NASDAQ Market Index and the cumulative total return of Northeast NASDAQ Banks.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG STATE BANCORP, INC.,
NASDAQ MARKET INDEX AND NORTHEAST NASDAQ BANKS
(assumes $100 invested on Dec. 31, 2005, dividends reinvested and fiscal year ending Dec. 31, 2010)

	Investment Value at December 31,

	2005	2006	2007	2008	2009	2010

State Bancorp, Inc.	$100.00	$116.79	$81.78	$63.70	$47.81	$63.66
Northeast NASDAQ Banks	$100.00	$108.61	$90.94	$83.04	$65.09	$78.12
NASDAQ Market Index	$100.00	$110.25	$121.88	$73.10	$106.22	$125.36

This stock performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The Company’s selected financial data for the last five years follows (dollars in thousands, except per share data):

As of or for the Fiscal Year Ended December 31,	2010	2009	2008	2007	2006

OPERATING RESULTS
Interest income	$76,522	$78,079	$91,443	$110,880	$106,489
Interest expense	$11,832	$16,000	$28,573	$50,715	$44,253
Net interest income	$64,690	$62,079	$62,870	$60,165	$62,237
Provision for loan losses	$12,900	$39,500	$17,226	$4,464	$2,490
Net interest income after provision for loan losses	$51,790	$22,579	$45,644	$55,702	$59,747
Other income	$8,245	$1,499	$365	$5,376	$5,691
Operating expenses	$42,024	$48,503	$43,751	$51,913	$37,626
Net income (loss)	$11,441	$(14,820)	$1,807	$6,229	$11,494

COMMON SHARE DATA
Basic earnings (loss) per common share (1)	$0.57	$(1.16)	$0.12	$0.45	$1.02
Diluted earnings (loss) per common share (1)	$0.57	$(1.16)	$0.12	$0.45	$1.00
Cash dividends per common share (1)	$0.20	$0.20	$0.50	$0.45	$0.45
Tangible book value per common share	$7.04	$6.82	$8.09	$8.11	$7.65

FINANCIAL CONDITION
Total assets	$1,589,979	$1,607,712	$1,693,495	$1,628,014	$1,788,722
Total loans (2)	$1,131,370	$1,098,305	$1,122,538	$1,041,009	$983,725
Total deposits	$1,348,735	$1,349,562	$1,481,048	$1,324,853	$1,566,183
Total stockholders’ equity	$154,852	$148,515	$153,919	$113,638	$104,141
Weighted average number of common shares outstanding (1) (3)	16,262,860	14,500,855	14,148,957	13,738,101	11,227,278

ASSET QUALITY
Non-accrual loans	$14,856	$6,733	$16,072	$5,792	$2,177
Non-accrual loans/total loans	1.31%	0.61%	1.43%	0.56%	0.22%
Allowance for loan losses/non-accrual loans (4)	223%	474%	134%	254%	754%
Allowance for loan losses/total loans (4)	2.92%	2.62%	1.67%	1.41%	1.67%
Net charge-offs	$8,533	$29,457	$11,261	$6,171	$1,795
Net charge-offs/average loans	0.77%	2.64%	1.04%	0.61%	0.19%

OTHER DATA
Return on average total assets	0.70%	(0.91%)	0.11%	0.37%	0.68%
Return on average common stockholders’ equity	8.04%	(14.71%)	1.46%	5.70%	18.39%
Tier I leverage ratio	9.53%	8.68%	9.38%	7.03%	6.30%
Total risk-based capital ratio	13.55%	12.52%	14.07%	12.11%	11.58%
Net interest margin	4.21%	4.03%	4.12%	3.82%	4.01%
Operating efficiency ratio (5) (6)	60.0%	72.4%	62.5%	77.9%	54.6%
Dividend payout ratio	35%	N/M (7)	430%	100%	44%
Tangible common equity ratio (non-GAAP)	7.39%	6.93%	6.91%	6.98%	6.22%
Average equity to average assets	9.41%	9.29%	7.18%	6.63%	3.71%

(1) Retroactive recognition has been given for stock dividends and splits.

(2) Net of unearned income and before allowance for loan losses.

(3) Amount used for earnings per common share computation.

(4) Excluding loans held for sale.

(5) Operating expenses divided by the sum of net interest income and other income (excluding net security gains/losses).

(6) Ratio includes $4.0 million in write-downs of loans held for sale, the FDIC special assessment of $730 thousand and $737 thousand related to the exchange of the Company’s $10 million 8.25% subordinated notes in 2009; $1.8 million of legal fees related to the purported shareholder derivative lawsuit in 2008; $3.1 million of Voluntary Exit Window program expenses, $2.4 million goodwill impairment charge and $1.9 million of legal fees in 2007; and $12.1 million reversal of previously accrued IMN-related expenses in 2006.

(7) N/M - denotes not meaningful for statistical purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: market interest rates, general economic conditions, legislative/regulatory changes including the Reform Act, monetary and fiscal policies of the U.S. Government, changes in FDIC assessments, the ability to raise additional capital (equity or debt) on favorable terms, the quality and composition of the loan or investment portfolios, demand for loan products, demand for financial services in the Company’s primary trade area, regional economic activity in New York, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in item 1A of this report and in the Company’s periodic reports filed with the SEC.

Non-GAAP Disclosures

This discussion includes a non-GAAP financial measure of our tangible common equity ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed by GAAP. The Company believes that this non-GAAP financial measure provides both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP.

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

The Bank maintains its corporate headquarters in Jericho, New York and serves its customer base through seventeen branches in Nassau, Suffolk, Queens and Manhattan. The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, commercial real estate loans, small business lines of credit, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial real estate loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

FINANCIAL PERFORMANCE OF STATE BANCORP, INC.
(dollars in thousands, except per share data)

As of or for the years ended December 31,	2010	2009	Over/ (under) 2009

Revenue (1)	$72,935	$63,578	15%
Operating expenses	$42,024	$48,503	(13)%
Provision for loan losses	$12,900	$39,500	(67)%
Net income (loss)	$11,441	$(14,820)	N/M	(2)
Net income (loss) per common share - diluted	$0.57	$(1.16)	N/M	(2)
Return on average total assets	0.70%	(0.91)%	161	bp
Return on average common stockholders’ equity	8.04%	(14.71)%	2,275	bp

Tier I leverage ratio	9.53%	8.68%	85	bp
Tier I risk-based capital ratio	12.29%	11.26%	103	bp
Total risk-based capital ratio	13.55%	12.52%	103	bp
Tangible common equity ratio (non-GAAP)	7.39%	6.93%	46	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total other income.

(2) N/M - denotes % variance not meaningful for statistical purposes.

Overview of Results of Operations and Financial Condition for the Year Ended December 31, 2010

The Company recorded net income of $11.4 million, or $0.57 per diluted common share, for 2010 compared to a net loss of $14.8 million, or $1.16 per diluted common share, for 2009. The improvement in net income in 2010 resulted from multiple factors, most notably a $26.6 million decrease in the provision for loan losses, a $2.6 million increase in net interest income, a $6.7 million increase in non-interest income and a reduction in operating expenses of $6.5 million.

The decrease in the provision for loan losses in 2010 versus the comparable 2009 period was due to several factors, most notably the impact of an aggregate $30 million of charge-offs, sales and payments received on or related to the disposition of lower-quality and non-accrual loans in the fourth quarter of 2009. The level of the provision for 2010 also reflects the overall composition of the Bank’s watch list and general market conditions as they might affect the loan portfolio.

The increase in net interest income resulted in an 18 basis point widening of the Company’s net interest margin to 4.21% in 2010 from 4.03% a year ago, primarily reflecting a 37 basis point decrease in the Company’s average cost of interest-bearing liabilities. The Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers have recently indicated that they will maintain the target range for the federal funds rate at 0 to 1/4 percent as they continue to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends and stable inflation expectations, are likely to warrant exceptionally low levels for the federal funds rate for an extended period. The Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates which are significantly influenced by the actions of the FOMC.

The growth in non-interest income in 2010 resulted principally from a $2.5 million increase in net gains on sales of securities, a $4.0 million decrease in other-than-temporary impairment (“OTTI”) charges on securities as the Company had no such charges in 2010 and a $440 thousand increase in income from bank owned life insurance. Deposit service charge income declined by $316 thousand in 2010 principally due to a lower volume of overdraft and other service charges.

Total operating expenses decreased by $6.5 million or 13.4% to $42.0 million in 2010 primarily due to $4.0 million in write-downs of loans held for sale to their estimated fair value in 2009 and a $942 thousand decrease in FDIC and NYS assessment expenses in 2010. The decrease in FDIC and NYS assessment expenses resulted largely from the $730 thousand FDIC special assessment recorded in the second quarter of 2009. In addition, there was $740 thousand in expenses in the fourth quarter of 2009 related to the exchange of our unsecured 8.25% subordinated notes due June 15, 2013 with an outstanding principal balance of $10 million plus accrued interest for an aggregate of

1,656,600 shares of our common stock. Partially offsetting these improvements was a $793 thousand increase in marketing and advertising expenses due to an expanded corporate advertising and branding campaign undertaken in 2010.

REVENUE OF STATE BANCORP, INC.
(dollars in thousands)
For the years ended December 31,	2010	2009	Over/ (under) 2009

Net interest income	$64,690	$62,079	4%
Service charges on deposit accounts	1,845	2,161	(15)%
Other-than-temporary impairment losses on securities	—	(4,000)	(100)%
Net gains on sales of securities	3,519	994	254%
Income from bank owned life insurance	1,135	695	63%
Other operating income	1,746	1,649	6%

Total revenue	$72,935	$63,578	15%

As of December 31, 2010, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.3 billion and stockholders’ equity of $155 million. The Company’s return on average total assets improved to 0.70% in 2010 from (0.91)% in 2009, while return on average common stockholders’ equity increased to 8.04% in 2010 from (14.71)% in 2009.

Commercial and residential real estate values in our market appear to have stabilized at lower levels. Locally, however, properties are burdened by high maintenance costs including state and local tax burdens. Business conditions remain subdued, marked by high unemployment, and economic uncertainty is serving to limit both consumer and corporate spending. Accordingly, the Company expects that weakness will continue in the equity, credit and real estate markets. Although we, like many other financial services firms, continue to witness the unfolding of very difficult and challenging market conditions, the Company believes it is prudently managing its business interests, particularly in the area of maintaining strengthened underwriting standards and risk management practices.

The primary focus of the Company’s loan portfolio is commercial real estate and commercial and industrial loans. Looking forward to 2011, we expect to achieve modest loan growth in our core competencies of commercial and industrial credits and commercial real estate loans. We remain cautious, however, on credit conditions and the inherent risk in lending portfolios. The Company’s securities portfolio contains no subprime exposure, structured debt or exotic structures. At December 31, 2010, the fair value of the securities portfolio represented 101% of amortized cost.

Overview of Asset Quality for the Year Ended December 31, 2010

Non-accrual loans totaled $15 million or 1.3% of total loans outstanding at December 31, 2010 versus $7 million or 0.6% of total loans outstanding at December 31, 2009. The $8 million increase in non-accrual loans at December 31, 2010 compared to December 31, 2009 resulted primarily from several previously classified commercial and industrial loans that became 90 days or more delinquent and were placed on non-accrual status largely during the third and fourth quarters of 2010. The allowance for loan losses specifically allocated to non-accrual loans was $5 million and $1 million, respectively, at December 31, 2010 and 2009. The allowance for loan losses as a percentage of total non-accrual loans amounted to 223% at December 31, 2010 versus 474% at December 31, 2009, and is considered adequate.

Total accruing loans delinquent 30 days or more declined to $26 million or 2.28% of loans outstanding at December 31, 2010 versus $42 million or 3.84% of loans outstanding at December 31, 2009.

Watch list loans (consisting of criticized loans, classified loans and those loans requiring special attention but not warranting categorization as either criticized or classified) totaled $166 million at December 31, 2010 and $143 million at December 31, 2009. Classified loans were $69 million at December 31, 2010 as compared to $81 million at December 31, 2009. The allowance for loan losses as a percentage of total classified loans was 47% and 35%, respectively, at the same dates.

At December 31, 2010, the Company had $27 million in troubled debt restructurings, primarily consisting of two $10 million classified, partially secured, commercial and industrial loans and a classified $7 million secured, performing land loan. The borrowers requested and were granted interest rate or other concessions. These credits have been on the Company’s watch list since 2009 and 2008, respectively, and are fully advanced. The Company had troubled debt restructurings amounting to $436 thousand at December 31, 2009. The allowance for loan losses specifically allocated to troubled debt restructurings was $8 million at December 31, 2010. There was no such allowance at December 31, 2009.

As of December 31, 2010, the Company’s allowance for loan losses amounted to $33 million or 2.9% of period-end loans outstanding. The allowance of $29 million at December 31, 2009 represented 2.6% of period-end loans outstanding.

The Company recorded net loan charge-offs of $8.5 million in 2010 versus net charge-offs of $29.5 million in 2009. As a percentage of average total loans outstanding, these net amounts represented 0.8% for 2010 and 2.6% for 2009.

The Company has held no other real estate owned since 2005.

Critical Accounting Policies, Judgments and Estimates

The discussion and analysis of the financial condition and results of operations of the Company are based on the Consolidated Financial Statements, which are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses. Management evaluates those estimates and assumptions on an ongoing basis, including those related to the allowance for loan losses, income taxes, investment securities that are classified as OTTI and recognition of contingent liabilities. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

LOAN PORTFOLIO (1) AND THE ALLOWANCE
FOR LOAN LOSSES

(1) Excluding loans held for sale.

Management recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about the financial conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan losses for all portfolio segments include, but are not limited to, estimated probable inherent losses from loan and other credit arrangements, general economic conditions, credit risk grades assigned to commercial and industrial and commercial real estate loans, changes in credit concentrations or pledged collateral, historical loan loss experience and trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan losses is established to absorb probable inherent loan losses. Additions to the allowance are made through the provision for loan losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values and changes in the size and character of the loan portfolio. Despite such a review, the level of the allowance for loan losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter. Based on current economic conditions, management believes that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio.

Commercial loans in all portfolio segments are assigned credit risk grades using a scale of one to ten with allocations for probable inherent losses made for pools of similar risk-graded loans. Loans in all portfolio segments with signs of credit deterioration, generally in grades eight through ten and internally risk-graded as substandard, doubtful and loss, respectively, are termed “classified” loans in accordance with guidelines established by the Company’s regulators. “Criticized” loans, generally in grade seven and internally risk-graded as special mention, have potential weaknesses, often temporary in nature, requiring management’s extra vigilance. Loans requiring special attention but not warranting categorization as either criticized or classified are generally in grade six. Watch list loans consist of criticized loans, classified loans, and those loans requiring special attention but not warranting categorization as either criticized or classified. Loans generally in grades one to six are termed “pass” loans, except for those loans in grade six that are on the watch list. When management analyzes the allowance for loan losses, classified loans in all portfolio segments are assigned allocation factors ranging from 20% to 100% of the outstanding loan balance and are based on the Company’s historic loss experience. For all portfolio segments, non-accrual loans in excess of $250 thousand are individually evaluated for impairment and are not included in these risk grade pools. A loan is considered “impaired” when, based on current information and events, it is probable that both the principal and interest due under the original contractual terms will not be collected in full. The Company measures impairment of collateralized loans based on the fair value of the collateral, less estimated costs to sell. For loans that are not collateral-dependent, impairment is measured by using the present value of expected cash flows, discounted at the loan’s effective interest rate. An allowance allocation factor for additional portfolio macro factors, including various real estate related sectors, currently ranging from 1-35 basis points is calculated to cover potential losses from a number of variables, not the least of which is the current economic uncertainty.

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

For all loans regardless of portfolio segment, the Bank prepares a combined migration analysis which analyzes the historical loss experience. The migration analysis is prepared at least annually for the purpose of determining the assigned allocation factors which is an essential component of the allowance for loan losses level. Additional risk components including large relationship risk, commercial/residential contractor risk, rising interest rate risk, energy and oil dependent risk, real estate risk, and economic condition uncertainty are also considered. Based upon charge-off history, the Company made adjustments to its allocation factors in the first quarter of 2010 and made no further adjustments thereafter in 2010.

Risk characteristics of the commercial and industrial portfolio segment vary and depend upon the specific borrower’s business and industry sector. Risk characteristics of the real estate portfolio segments tend to be cyclical and, in the Bank’s case, generally specific to the Long Island and New York City geographical area; at present the real estate market generally continues to be lackluster. Risk characteristics of the loans to individuals segment vary depending on the type of loan, the timing of repayment, the sources of repayment, and value and stability of any collateral.

Generally, the Bank processes a charge-off for any portion of a loan that is determined to be uncollectable regardless of portfolio segment or loan class. In addition, commercial loans under $25 thousand are generally fully charged off in the quarter in which they reach 180 days past due unless the loan is secured by real estate or liquid collateral; commercial loans $25 thousand and over are charged off if classified as a loss; consumer loans are generally charged off in the quarter they reach 120 days past due; residential real estate loans are partially charged off for the amount that the loan exceeds the current value of the collateral property, no later than 120 days past due.

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

On a quarterly basis, management determines whether a valuation allowance is necessary for our deferred tax asset. A valuation allowance, if needed, would reduce the deferred tax asset to the amount expected to be realized. In performing this analysis, management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax asset will be realized. A valuation allowance is established when it is more likely than not that a recorded tax benefit is not expected to be realized. The expense to create the tax valuation allowance is recorded as additional income tax expense in the period the tax valuation allowance is established. The valuation allowance estimate is highly dependent on projections of future levels of taxable income. Should the actual amount of taxable income be less than what has been projected, it may be necessary to record a valuation allowance in a future period.

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

Results of Operations and Financial Condition

Net Interest Income

Distribution of Assets, Liabilities and Stockholders’ Equity: Net Interest Income and Rates

The following table presents the average daily balances of the Company’s assets, liabilities and stockholders’ equity, together with an analysis of net interest earnings and average rates, for each major category of interest-earning assets and interest-bearing liabilities. Interest and average rates are computed on a fully taxable-equivalent basis, adjusted for certain disallowed interest expense deductions, using a tax rate of 34%. Non-accrual loans are included in the average balances (dollars in thousands):

For the Years Ended December 31,	2010			2009			2008

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

ASSETS:
Securities:
Taxable	$404,743	$14,766	3.65%	$389,304	$17,652	4.53%	$392,022	$19,555	4.99%
Tax-exempt	3,035	133	4.38	9,385	129	1.37	5,569	291	5.23

Total securities	407,778	14,899	3.65	398,689	17,781	4.46	397,591	19,846	4.99

Federal Home Loan Bank and other restricted stock	5,768	126	2.18	5,783	108	1.87	6,729	368	5.47
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	16,141	29	0.18	20,962	32	0.15	42,846	1,061	2.48
Loans (net of unearned income):
Taxable	1,105,914	61,432	5.55	1,114,394	60,088	5.39	1,078,613	70,039	6.49
Tax-exempt	1,491	118	7.91	2,113	169	8.00	3,996	325	8.13

Total loans - net	1,107,405	61,550	5.56	1,116,507	60,257	5.40	1,082,609	70,364	6.50

Total interest-earning assets	1,537,092	$76,604	4.98%	1,541,941	$78,178	5.07%	1,529,775	$91,639	5.99%

Allowance for loan losses	(29,411)			(24,846)			(15,864)
Cash and due from banks	42,494			46,969			41,707
Bank premises and equipment - net	6,345			6,586			6,370
Other assets	77,515			62,738			70,235

Total Assets	$1,634,035			$1,633,388			$1,632,223

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and time deposits:
Savings	$624,053	$3,634	0.58%	$600,095	$4,629	0.77%	$560,615	$7,901	1.41%
Time	416,895	6,258	1.50	444,206	8,710	1.96	472,070	15,427	3.27

Total savings and time deposits	1,040,948	9,892	0.95	1,044,301	13,339	1.28	1,032,685	23,328	2.26

Federal funds purchased	74	—	0.60	225	1	0.44	6,129	167	2.72
Securities sold under agreements to repurchase	3,000	56	1.88	3,863	60	1.55	2,008	38	1.88
Other temporary borrowings	7,386	33	0.45	12,805	55	0.43	110,929	2,805	2.53
Senior unsecured debt	29,000	1,122	3.87	21,929	844	3.85	—	—	—
Subordinated notes	—	—	—	9,205	852	9.26	10,000	925	9.25
Junior subordinated debentures	20,620	729	3.54	20,620	849	4.12	20,620	1,310	6.35

Total interest-bearing liabilities	1,101,028	11,832	1.07	1,112,948	16,000	1.44	1,182,371	28,573	2.42

Demand deposits	362,146			350,979			320,830
Other liabilities	17,083			17,798			11,807

Total liabilities	1,480,257			1,481,725			1,515,008

Stockholders’ equity	153,778			151,663			117,215

Total Liabilities and Stockholders’ Equity	$1,634,035			$1,633,388			$1,632,223

Interest rate spread			3.91%			3.63%			3.57%

Net interest income/margin		64,772	4.21%		62,178	4.03%		63,066	4.12%

Less tax-equivalent basis adjustment		(82)			(99)			(196)

Net Interest Income		$64,690			$62,079			$62,870

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

	Year 2010 over 2009			Year 2009 over 2008

	Due to Change in:			Due to Change in:

	Average Volume	Average Rate	Net (Decrease) Increase	Average Volume	Average Rate	Net (Decrease) Increase

INTEREST INCOME:
Securities:
Taxable	$677	$(3,563)	$(2,886)	$(135)	$(1,768)	$(1,903)
Tax-exempt	(132)	136	4	129	(291)	(162)

Total securities	545	(3,427)	(2,882)	(6)	(2,059)	(2,065)

Federal Home Loan Bank and other restricted stock	—	18	18	(46)	(214)	(260)
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits	(8)	5	(3)	(363)	(666)	(1,029)
Loans (net of unearned income):
Taxable	(460)	1,804	1,344	2,259	(12,210)	(9,951)
Tax-exempt	(49)	(2)	(51)	(151)	(5)	(156)

Total loans - net	(509)	1,802	1,293	2,108	(12,215)	(10,107)

Total Interest Income	28	(1,602)	(1,574)	1,693	(15,154)	(13,461)

INTEREST EXPENSE:
Savings and time deposits:
Savings	178	(1,173)	(995)	523	(3,795)	(3,272)
Time	(509)	(1,943)	(2,452)	(864)	(5,854)	(6,718)

Total savings and time deposits	(331)	(3,116)	(3,447)	(341)	(9,649)	(9,990)

Federal funds purchased	—	(1)	(1)	(89)	(77)	(166)
Securities sold under agreements to repurchase	(15)	11	(4)	30	(8)	22
Other temporary borrowings	(24)	2	(22)	(1,418)	(1,331)	(2,749)
Senior unsecured debt	274	4	278	844	—	844
Subordinated notes	(426)	(426)	(852)	(74)	1	(73)
Junior subordinated debentures	—	(120)	(120)	—	(460)	(460)

Total Interest Expense	(522)	(3,646)	(4,168)	(1,048)	(11,524)	(12,572)

Change in Net Interest Income (Tax-equivalent Basis)	$550	$2,044	$2,594	$2,741	$(3,630)	$(889)

2010 versus 2009

Net interest income, the difference between interest earned on loans and investments, and interest paid on deposits and borrowed funds, is the Company’s primary source of operating earnings. Net interest income is influenced by the average balance and mix of the Company’s interest-earning assets, the yield on those assets and the current level of market interest rates. Additionally, the term structure of interest rates, or yield curve, also impacts the Company’s ability to generate net interest income. These rates are significantly influenced by the actions of the FOMC, which periodically adjusts the federal funds rate, the rate at which banks borrow from one another on an overnight basis. During 2010 the FOMC kept the federal funds target rate at historically low levels.

During 2010, interest income declined by $1.6 million, or 2%. This was due to a reduction in the yield on securities from 4.46% in 2009 to 3.65% during 2010. The decline in the average yield reflects the relatively short term nature of the securities portfolio as cash flows have been reinvested at lower yields over the year. Partially offsetting this decline was an increase in the yield on the loans portfolio from 5.40% to 5.56%. This was due to the Company being able to keep new loan rates at higher levels despite a drop in market interest rates, reflecting renewal of lower-yielding maturing loans and new loans at somewhat higher rates.

Interest expense decreased by $4.2 million or 26% due to a decrease in the cost of interest-bearing liabilities from 1.44% in 2009 to 1.07% in 2010, a decline of 37 basis points. This reflects the historically low interest rate environment and the continued reduction in rates on interest bearing deposits. Also contributing to the reduction in interest expense was an $11 million increase in average non-interest-bearing demand deposits in 2010.

Average core deposit balances, consisting of demand, savings and money market deposits, increased by $35 million in 2010 to $986 million as compared to 2009, and provided funding at an average cost of 0.37% in 2010 versus 0.49% in 2009. These core deposit balances funded 64% and 62% of the Company’s average interest-earning assets during 2010 and 2009, respectively, and represented 70% of total average deposits in 2010 compared to 68% in 2009. Core deposit balances provide lower-cost funding that allows the Company to reduce its dependence on higher cost time deposits and borrowings.

2009 versus 2008

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

Investment Securities

The Company, at the time of purchase, designates each investment security as either “available for sale” (“AFS”), “held to maturity” (“HTM”) or “trading,” depending upon investment objectives, liquidity needs and ultimate intent. AFS securities are stated at market value, with unrealized gains or losses reported as a separate component of stockholders’ equity, net of taxes, until realized. Securities held to maturity are stated at cost, adjusted for amortization of premium or accretion of discount, if any. Trading securities are generally purchased with the intent of capitalizing on perceived short-term price inefficiencies by selling them in the near term. The Company purchased held-to-maturity securities during the third quarter of 2010.

At December 31, 2010, the Company’s $383 million investment portfolio consisted of HTM and AFS securities which had an unrealized positive pre-tax mark to fair value of $6 million versus an unrealized net gain of $11 million at year-end 2009. At year-end 2010, the HTM portfolio was comprised of Corporate Securities that made up 6% of the total portfolio. The AFS portfolio was divided into the following categories: 81% mortgage-backed securities (“MBS”) (FNMA, FHLMC, and GNMA obligations); 1% commercial mortgage-backed securities (GNMA); 10% U.S. Government agency securities; and 2% corporate, tax-exempt municipal and other securities.

Continued turbulence in the capital markets, resulting from the ongoing financial crisis, perpetuated a challenging investment climate during 2010. A continued slowdown in macroeconomic conditions made those challenges even greater. The overall level of interest rates remained low as recessionary expectations were present during the year. Presented with difficult bond market conditions throughout most of the year, our portfolio was maintained with the objective of generating cash flow to be redeployed opportunistically in a rising rate environment.

The Company’s investment policy is conservative in nature and identifies liquidity and safety as being of paramount importance among its objectives and, as such, the portfolio is largely comprised of MBS issues of Government-sponsored enterprises and U.S. Government agency securities. In addition to the creation of liquidity, risk management is another important aspect of the Company’s investment strategy. The Company’s portfolio composition is designed to provide liquidity while managing market risk and avoiding credit risk. Market risk can be defined as the sensitivity of the portfolio’s market value to changes in the level of interest rates, and is managed, primarily, by investing in securities with shorter durations. A security with a shorter duration is preferred to one with a longer duration in a rising rate environment because the market value of a security with a longer duration has a greater sensitivity to changes in interest rates.

Security selection is governed by the Company’s investment policy, and serves to supplement the Company’s asset/liability position. Securities such as premium fixed rate MBS and hybrid adjustable rate MBS with an anticipated short average life were purchased during the past year with the intention of managing cash flow, as well as limiting the sensitivity of the portfolio’s market value. In addition to targeting a short average life, the securities purchased provide incremental yield due to the continuing prepayment activity inherent in MBS and the tendency for yields on callable bonds to be higher than those on non-callable securities because the investor must be rewarded for taking the risk the issuer will call the bond. Cash flow from the portfolio increases in a lower interest rate environment and moderately extends in a higher interest rate environment. Our strategy for this portfolio, with a continuing emphasis on liquidity and risk management, is expected to continue for the foreseeable future.

The Company’s investment portfolio has relatively low credit risk due to its concentration of MBS issued by U.S. Government-sponsored enterprises. The Company’s investment portfolio decreased by $32 million at year-end 2010 versus the comparable 2009 date primarily as the result of MBS sales in the third and fourth quarters of 2010 along with faster prepayments on MBS cash flows throughout the year. There was also a decrease in the municipal portfolio in 2010 as compared to 2009 due to the sale of these bonds during the second and third quarters of 2010.

In 2010 the Company purchased $22 million in corporate bonds. These bonds are issued by large financial holding companies. Management determined that the yield on these bonds justified the marginal increase in credit risk. The decision was also predicated on slow growth in the loan portfolio and, thus some excess capacity for credit risk in the balance sheet. These bonds are classified as held to maturity.

As of December 31, 2010, the MBS portfolio, including collateralized mortgage obligations (CMOs), had an estimated weighted average life of approximately 2.4 years after adjusting for historical prepayment patterns. Approximately 93% of the MBS portfolio had final maturities in excess of ten years. In general, principal prepayments on these securities will slow as interest rates rise and, conversely, prepayments will increase as interest rates fall. However, the turmoil being experienced in the mortgage industry has interrupted the historical relationship between low rates and prepayments. The recent comparative lack of liquidity in the market has constrained the amount of funds available to fund new mortgages. The Company received MBS principal paydowns of $75 million and $96 million in 2010 and 2009, respectively.

The U.S. Government agency portfolio has remaining final maturities ranging from five years to fifteen years. The notes are AAA - rated credits that provide a competitive yield. During 2010, the Company purchased callable bonds that have adjustable rates ranging throughout their maturities, also known as step-up securities. The U.S. Government agency issues that are callable have call periods ranging from one year to fifteen years. As a natural outgrowth of its municipal business, the Company purchases local, short-term municipal paper that is also sold throughout the year as part of the Company’s asset/liability management strategy.

MBS, U.S. Government agency and local municipal securities portfolios are eligible to pledge to secure municipal deposits and other borrowings and, therefore, are an integral part of the Company’s funding strategy.

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

Summary of Loan Loss Experience and Allowance for Loan Losses

One of management’s primary objectives is to maintain a high-quality loan portfolio in all economic climates. We maintain high underwriting standards coupled with a regular evaluation of each borrower’s creditworthiness and risk exposure. Management seeks to avoid concentrations within industries and customer segments in order to minimize credit exposure. The Company’s senior lending personnel work in conjunction with loan officers to determine the level of risk in the Company’s loan-related assets and establish an adequate level for the allowance for loan losses. The Company utilizes an outside loan review organization to independently verify the loan classifications and the adequacy of the allowance for loan losses. Management actively seeks to reduce the level of non-performing assets, defined as non-accrual loans, loans 90 days or more past due and still accruing interest and other real estate owned (“OREO”), through aggressive sale, collection and workout efforts and, where necessary, litigation and charge-off.

As illustrated in Table I below, the Company’s non-accrual loans totaled $15 million at December 31, 2010 (none of which were designated held for sale), $7 million (which includes less than $1 million in loans held for sale which have been previously written down to their estimated fair value) at December 31, 2009 and $16 million (which includes $2 million in loans held for sale) at December 31, 2008. The $8 million increase in non-accrual loans at December 31, 2010 compared to December 31, 2009 resulted primarily from several previously classified commercial and industrial loans that became 90 days or more delinquent and were placed on non-accrual status largely during the third and fourth quarters of 2010. At December 31, 2010, December 31, 2009 and December 31, 2008 the Company held no OREO. At December 31, 2010 there were two commercial loans with an aggregate principal balance of $20 million, one commercial real estate loan with a principal balance of $7 million, one residential real estate loan with a principal balance of $427 thousand and one consumer loan with a principal balance of $16 thousand that were restructured and still accruing interest. At December 31, 2009, there was one loan, a residential real estate loan with a principal balance of $436 thousand, restructured and still accruing interest. At December 31, 2008 there were no restructured loans still accruing interest. At December 31, 2010, 2009 and 2008, loans 90 days or more past due and still accruing interest totaled $1 thousand, $4 million and $3 thousand, respectively. The Company has no foreign loans outstanding.

TABLE I	Analysis of Non-Performing Assets at December 31,

(Dollars in thousands)	2010	2009	2008	2007	2006

Non-accrual loans (1)	$14,856	$6,063	$13,970	$5,792	$2,177
Non-accrual loans held for sale	—	670	2,102	—	—
Loans 90 days or more past due and still accruing interest (1)	1	3,800	3	28	13

Total non-performing loans	14,857	10,533	16,075	5,820	2,190

Other real estate	—	—	—	—	—

Total non-performing assets	$14,857	$10,533	$16,075	$5,820	$2,190

Restructured accruing loans	$26,944	$436	$—	$—	$—
Gross loans outstanding (1)	$1,131,370	$1,097,635	$1,117,216	$1,041,009	$983,725
Loans held for sale	$—	$670	$5,322	$—	$—
Allowance for loan losses	$33,078	$28,711	$18,668	$14,705	$16,412
Key ratios:
Allowance for loan losses as a percent of total loans (1)	2.9%	2.6%	1.7%	1.4%	1.7%
Non-accrual loans as a percent of total loans	1.3%	0.6%	1.4%	0.6%	0.2%
Non-performing assets as a percent of total loans and other real estate	1.3%	1.0%	1.4%	0.6%	0.2%
Allowance for loan losses as a percent of non-accrual loans (1)	223%	474%	134%	254%	754%
Allowance for loan losses as a percent of non-accrual loans, and loans 90 days or more past due and still accruing interest (1)	223%	291%	134%	253%	749%

(1) Excluding loans held for sale.

The provision for loan losses is based on management’s continual assessment of the adequacy of the allowance for loan losses. The provision for loan losses totaled $12.9 million in 2010 as compared to $39.5 million in 2009. The allowance for loan losses amounted to $33 million or 2.9% of total loans at December 31, 2010 as compared to $29 million or 2.6% of total loans, excluding loans held for sale, at December 31, 2009. The increase in the allowance in total dollars and as a percentage of the total loan portfolio at December 31, 2010 compared to December 31, 2009 reflects an increase in watch list loans in 2010. Loans held for sale in 2009 were previously written down to their estimated fair value. There were no loans held for sale at December 31, 2010. The allowance for loan losses as a percentage of non-accrual loans, excluding loans held for sale at December 31, 2009, decreased to 223% at December 31, 2010 from 474% at December 31, 2009, caused primarily by the increase in non-accrual loans at year-end 2010. Net loan charge-offs recorded in 2010 were $8.5 million compared to $29.5 million in 2009.

The provision for loan losses totaled $17.2 million in 2008. The allowance for loan losses amounted to $19 million or 1.7% of total loans, excluding loans held for sale, at December 31, 2008. The allowance for loan losses as a percentage of non-accrual loans, excluding loans held for sale, was 134% at December 31, 2008. Net loan charge-offs recorded in 2008 were $11.3 million. The increases in the allowance as a percentage of the total loan portfolio at December 31, 2009 compared to December 31, 2008 was due to increases in the provision for loan losses related to an increase in watch list loans and charge-offs for the liquidation of problem loans in 2009. The increased allowance for loan losses as a percentage of non-accrual loans, excluding loans held for sale, was caused primarily by the decrease in non-accrual loans at year-end 2009 and the increased provision for loan losses as previously noted.

TOTAL NON-ACCRUAL LOANS (1) AND THE ALLOWANCE
FOR LOAN LOSSES

(1) Excluding loans held for sale.

Management continues to be focused on the timely identification of potential problem loans and the assigning of them to our watch list. At December 31, 2010, the Bank had 110 relationships on its watch list totaling $166 million as compared to 84 relationships and $143 million at December 31, 2009. Included in these watch list totals at December 31, 2010 are 35 relationships with a total amount outstanding per relationship of at least $1 million and an aggregate amount outstanding of $147 million. At December 31, 2009, there were 28 such relationships totaling $126 million in aggregate. For the reported periods, those relationships with a total amount outstanding per relationship of at least $1 million are primarily commercial real estate in nature.

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

The majority of watch list loans were originated as residential construction, commercial real estate or commercial and industrial loans. In some cases, additional collateral in the form of commercial real estate was taken based on current valuations. Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.

Watch List Summary by Category (1)

	December 31, 2010	December 31, 2009

Loans requiring special attention but neither criticized nor classified	$42 million	$20 million

Criticized loans (special mention)	$55 million	$42 million

Classified loans (substandard, doubtful and loss)	$69 million	$81 million

Total	$166 million	$143 million

(1) Excluding loans held for sale.

As a result of management’s ongoing review and assessment of the Bank’s policies and procedures, the Company has pursued an aggressive workout and disposition posture for potential problem loan relationships over the past few years. The Company has workout specialists who are directly responsible for managing this process and exiting such relationships in an expedited and cost effective manner. Line officers generally do not maintain control over problem loan relationships. It is anticipated that management will continue to use a variety of strategies, depending on individual case circumstances, to exit relationships where the fundamental credit quality shows indications of more than temporary or seasonal deterioration. We cannot give any assurance that such strategies will enable us to exit such relationships especially in light of current credit market conditions. Accordingly, it is possible that some or all of the potential problem loans may, at some point in the future, warrant being placed on non-accrual status, which may result in additional provisions for loan losses.

Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also “Critical Accounting Policies, Judgments and Estimates.”)

The provision for loan losses is evaluated relative to portfolio risk and regulatory guidelines considering all economic factors that affect the loan loss allowance, such as fluctuations in the Long Island and New York City real estate markets and interest rates, economic slowdowns and other uncertainties. All of the factors mentioned above will continue to be closely monitored.

Other Income

2010 versus 2009

Other income increased by $6.7 million in 2010 when compared to 2009, largely as a result of a $4.0 million decrease in non-cash OTTI charges in 2009 versus no such charges in 2010, a $2.5 million increase in net gains on the sale of securities and a $440 thousand increase in income from bank owned life insurance (“BOLI”). BOLI income in 2010 includes a $701 thousand insurance benefit payment which is a receivable from the insurance provider at December 31, 2010. Partially offsetting these improvements was a decline in overdraft and other deposit service charge income of $316 thousand in 2010 versus 2009 due to fewer opportunities to assess those types of charges.

2009 versus 2008

Other income increased by $1.1 million in 2009 when compared to 2008, largely as a result of a $2.2 million reduction in non-cash OTTI charges coupled with a $946 thousand increase in net gains on the sales of securities in 2009. Partially offsetting these improvements was a decrease in other operating income of $1.8 million, due to income of $1.1 million recorded on certain customer interest rate swaps in 2008 versus losses of $38 thousand recorded in 2009 coupled with reductions in sweep program fees of $634 thousand. In 2008, the Company recorded a gain of $1.1 million related to the change in value of the customer swaps that were formerly offset with Lehman Special Financing (see “Off-Balance Sheet Arrangements”). Also offsetting the aforementioned improvements, in part, was lower income from bank owned life insurance of $197 thousand in 2009 versus 2008.

Operating Expenses

2010 versus 2009

Total operating expenses decreased by $6.5 million to $42.0 million in 2010 versus 2009. This decrease resulted primarily from a $4.4 million decline in credit and collection expenses, a $1.4 million reduction in other operating expenses and a $942 thousand decrease in FDIC and NYS assessment expenses. Also contributing to the decrease were reductions in legal expenses of $403 thousand, occupancy expenses of $371 thousand and equipment expenses of $61 thousand. These improvements in operating expenses were partially offset by higher marketing and advertising expenses of $793 thousand and salaries and other employee benefits of $333 thousand.

The Company’s primary expense control measure is the operating efficiency ratio. The operating efficiency ratios for the Company were 60.0% in 2010 and 72.4% in 2009. The decrease in 2010 was due to a reduction in operating expenses due largely to $4.0 million in write-downs of loans held for sale in 2009 to their estimated fair value coupled with a higher level of operating revenue in 2010. Management expects that the Company’s operating efficiency ratio will remain stable in 2011 as a result of projected nominal increases in both operating revenue and operating expenses.

OPERATING EXPENSES OF STATE BANCORP, INC.
(dollars in thousands)			Over/ (under)
For the years ended December 31,	2010	2009	2009

Salaries and other employee benefits	$23,706	$23,373	1%
Occupancy	5,525	5,896	(6)%
Equipment	1,164	1,225	(5)%
Legal	381	784	(51)%
Marketing and advertising	1,568	775	102%
FDIC and NYS assessment	2,686	3,628	(26)%
Credit and collection	784	5,193	(85)%
Other operating expenses	6,210	7,629	(19)%

Total operating expenses	$42,024	$48,503	(13)%

As noted in the table above, salaries and other employee benefits increased by $333 thousand or 1.4% to $23.7 million. The increase is due primarily to higher expenses for salaries, long-term equity compensation and employee insurance offset, in part, by lower ESOP contribution expenses.

Occupancy costs decreased by $371 thousand or 6.3% to $5.5 million in 2010 as the result of lower expenses for rent and building maintenance.

Equipment expenses decreased by $61 thousand to $1.2 million or 5.0% in 2010 as compared to 2009. The decline in equipment expenses is due primarily to a reduction in equipment maintenance costs in 2010 versus 2009.

Legal expenses decreased by $403 thousand or 51.4% to $381 thousand in 2010 due primarily to the special shareholder’s meeting, senior unsecured debt issuance and loan sales during 2009.

Marketing and advertising costs increased by $793 thousand or 102.3% to $1.6 million in 2010 versus 2009 due primarily to the Company’s expanded corporate advertising and brand building initiatives.

FDIC and NYS assessment expenses decreased by $942 thousand or 26.0% to $2.7 million in 2010 compared to 2009 due mostly to the FDIC special assessment of $730 thousand recorded in the second quarter of 2009.

Credit and collection expenses decreased by $4.4 million or 84.9% to $784 thousand during 2010. The decrease resulted primarily from $4.0 million in write-downs of loans held for sale in 2009 to their estimated fair value.

Other operating expenses decreased by $1.4 million or 18.6% to $6.2 million in 2010 versus 2009. This reduction resulted primarily from $740 thousand in expenses in the fourth quarter of 2009 related to the debt for equity exchange. Also contributing to the decrease was a decline in audit costs due mainly to the discontinuance in 2010 of internal audit services that had been outsourced in 2009. Internal audits are now performed by the Company’s internal audit staff.

2009 versus 2008

Salaries and other employee benefits increased by $493 thousand or 2.2% to $23.4 million. The increase is due principally to higher expenses for long-term equity and incentive-based compensation offset, in part, by lower ESOP and 401(k) contribution expenses.

Legal expenses decreased by $2.3 million or 74.8% to $784 thousand in 2009 due primarily to the settlement of the shareholder derivative lawsuit in 2008.

FDIC and NYS assessment expenses increased by $2.8 million to $3.6 million in 2009 versus 2008 as a result of higher FDIC insurance premiums, additional deposit programs and the FDIC special assessment of $730 thousand recorded in the second quarter of 2009.

Credit and collection expenses increased by $4.1 million to $5.2 million during 2009. The increase is due primarily to $4.0 million in write-downs of loans held for sale in 2009 to their estimated fair value.

Effective Income Tax Rate

2010 versus 2009 and 2008

An income tax provision of $6.6 million was recorded in 2010 as compared to an income tax benefit of $9.6 million in 2009 and an income tax provision of $451 thousand in 2008. The Company’s overall effective tax rate was 36.5%, (39.3)% and 20.0% in 2010, 2009 and 2008, respectively. Pretax income or pretax loss is adjusted for permanent items such as BOLI and other tax-exempt interest and ESOP dividends. The change in the 2010 effective tax rate was primary due to the Company generating pretax income of $18 million compared to a 2009 pretax loss of $24 million. Furthermore, tax exempt income increased largely due to an insurance benefit payment related to life insurance proceeds offset by a reduction in the BOLI crediting rate and maturity of tax-exempt municipal securities.

The Company is currently subject to a statutory incremental Federal tax rate of 35% (34% for the first $10 million of taxable income), a combined New York State (NYS) tax rate of 8.63% and a New York City tax rate of 9% on allocated entire net income. Because of net operating loss carryforwards, the Company pays a Federal alternative minimum tax and a minimum asset tax to NYS.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to $219 million and $232 million, respectively. Of these commitments, $192 million and $195 million were at variable rates and $27 million and $37 million were at fixed rates, including LIBOR-based loans, at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the fixed rate commitments had interest rates ranging from 2.38% to 7.00% and 2.30% to 7.23%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2010 and 2009, the Bank had letters of credit outstanding of approximately $14 million and $15 million, respectively. At December 31, 2010 and 2009, the uncollateralized portion was approximately $2 million and $3 million, respectively.

The use of derivative financial instruments, i.e. interest rate swaps, is an exposure to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of substantial credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to fair value with changes in fair value recognized as other income, with the fair value for each individual swap with the institutional dealer largely offsetting the corresponding swap with the Bank’s customer. Net credit valuation adjustments (“CVA”) are recorded as a reduction to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. At December 31, 2010 and 2009, the total gross notional amount of swap transactions outstanding was $35 million and $37 million, respectively.

In 2008 Lehman and Lehman Special Financing filed Voluntary Petitions under Chapter 11 of the U.S. Bankruptcy Code, each of which constituted an event of default under the swap agreements the Bank had with Lehman Special Financing. As a result of the events of default, the Bank terminated the interest rate swap agreements with Lehman Special Financing. The terminations resulted in several customer interest rate swap transactions no longer being offset by that institutional dealer and a loss to the Company on those swap agreements of approximately $584 thousand was recorded in the third quarter of 2008. During the third quarter of 2009, the Company recorded a gain of $221 thousand on the sale to a third party of its claims against Lehman and Lehman Special Financing.

During the second and third quarters of 2009, the unhedged customer interest rate swap transactions were once again offset by an institutional dealer. For the years ended December 31, 2010 and 2009, net losses of $50 thousand and $38 thousand, respectively, were recognized. In 2010 the losses were related to changes in the value of certain swaps due to a deterioration in the credit quality of the Bank’s counterparties. The 2009 amount includes the gain of $221 thousand on the sale of the Bank’s claims against Lehman and Lehman Special Financing. For the year ended December 31, 2008, a net gain of $1.1 million related to the change in value of the customer swaps that were formerly offset with Lehman Special Financing was recognized.

The Company is also obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are as follows: in 2011, $3.1 million; in 2012, $1.8 million; in 2013, $1.4 million; in 2014, $1.5 million; in 2015, $1.3 million; and the remainder to 2023, $4.5 million.

Contractual Obligations

Shown below are the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods. All information is as of December 31, 2010.

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Leases covering various equipment, branches, office space and land	$13,603	$3,066	$3,252	$2,803	$4,482
Time deposits	372,979	298,349	51,989	22,641	—
FHLB borrowings	22,000	22,000	—	—	—
Securities sold under agreements to repurchase	3,000	1,000	—	2,000	—
Senior unsecured debt	29,000	—	29,000	—	—
Junior subordinated debentures	20,620	—	—	—	20,620

Total	$461,202	$324,415	$84,241	$27,444	$25,102

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

Total stockholders’ equity amounted to $155 million at December 31, 2010 and $149 million at December 31, 2009, largely reflecting the net income, the reissuance of treasury shares used to fund the Company’s ESOP contribution, and the issuance of restricted stock for the year ended December 31, 2010. Offsetting the equity increases in 2010 were common and preferred dividends paid and a decrease in other comprehensive income. Internal capital generation, defined as earnings less cash dividends paid on common and preferred stock, is the primary catalyst expected to support the Company’s future growth of assets and stockholder value. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

On December 5, 2008, the Company issued to the Treasury for aggregate consideration of $36.8 million (i) 36,842 shares of Series A Preferred Stock and (ii) Warrant to purchase 465,569 shares of the Company’s common stock at $11.87 per share. Such securities were issued pursuant to a letter agreement dated December 5, 2008 and the Securities Purchase Agreement – Standard Terms (“Securities Purchase Agreement”) attached thereto between the Company and the Treasury. This increase in capital has allowed the Company to reinforce its commitment to serve the credit needs of our clients and the communities in which we operate. The Company contributed $34 million of this capital to its Bank subsidiary in December 2008.

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

The Company’s tangible common equity to tangible assets ratio was 7.39% at December 31, 2010 compared to 6.93% at December 31, 2009. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. Set forth below is the calculation of the actual unaudited TCE ratio as of December 31, 2010, reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets (in thousands):

Total stockholders’ equity	$154,852
Less: preferred stock	(36,245)
Less: warrant	(1,057)

Total common stockholders’ equity	117,550
Less: intangible assets	—

Tangible common equity	$117,550

Total assets	$1,589,979
Less: intangible assets	—

Tangible assets	$1,589,979

The Company and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC. Table II summarizes the Company’s and the Bank’s capital ratios as of December 31, 2010 and compares them to minimum regulatory guidelines and December 31, 2009 and December 31, 2008 actual results. The Company’s ratios exceed the minimum regulatory guidelines, and the Bank’s ratios exceed both the minimum regulatory guidelines for a well-capitalized institution and the minimum requirements under FDICIA. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the Company’s and the Bank’s operations and financial statements. See “Supervision and Regulation.”

TABLE II

	Regulatory Minimum	The Company’s Ratios as of December 31,

		2010	2009	2008

Tier I Leverage	3.00 - 4.00%	9.53%	8.68%	9.38%
Tier I Capital/Risk-Weighted Assets	4.00%	12.29%	11.26%	12.03%
Total Capital/Risk-Weighted Assets	8.00%	13.55%	12.52%	14.07%

					Regulatory Criteria for a Well-Capitalized Institution
		The Bank’s Ratios as of December 31,
	Regulatory Minimum
		2010	2009	2008

Tier I Leverage	3.00 - 5.00%	9.50%	8.46%	9.52%	5.00%
Tier I Capital/Risk-Weighted Assets	4.00%	12.23%	10.98%	12.22%	6.00%
Total Capital/Risk-Weighted Assets	8.00%	13.49%	12.24%	13.47%	10.00%

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

The Company’s (parent only) primary funding sources are dividends from the Bank and proceeds from the DRP. State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval. Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008 which was the $0.10 per common share declared on July 29, 2008. The Company’s Board of Directors declared a cash dividend of $0.05 per share at its January 25, 2011 meeting. The cash dividend will be paid on March 17, 2011 to stockholders of record on February 16, 2011. During 2010, the Company declared $3.3 million in dividends and received $333 thousand from the reinvestment of dividends by stockholders participating in the Company’s DRP.

The Company did not repurchase any shares of its common stock during 2010 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will only occur if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

At the Company’s 2009 annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to change the par value of the common stock to $0.01 per share from $5.00 per share. If such amendment had not been approved, and if the Company had determined that it was in the best interests of the Company to raise capital through an offering of common stock, the Company’s capital raising options may have been limited to issuance of treasury stock or preferred stock unless the sale price of the common stock was at least $5.00 per share. The par value of the Company’s common stock was changed to $0.01 per share from $5.00 per share in the second quarter of 2009, resulting in both a decrease in common stock and an increase in surplus of $77 million.

The Company’s two unconsolidated Delaware trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part after five years. The Company has the right to optionally redeem the debentures of Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, prior to the maturity date of November 7, 2032 at par. The Company has the right to optionally redeem the debentures of Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, prior to the maturity date of January 23, 2034 at par. The weighted average cost of all trust preferred securities outstanding was 3.54% during 2010 and 4.12% during 2009. Under the CPP, the Company must get approval from the Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding.

The Company’s DRP allows existing stockholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis at up to a 15% discount from the current market price. During 2010, 2009 and 2008, $333 thousand, $381 thousand and $3.0 million, respectively, were added to stockholders’ equity through plan participation in each year. Approximately 8% of the Company’s cash dividends were reinvested in 2010 under this plan, and since inception, approximately $26 million in additional equity has been added through plan participation. Management anticipates continued future growth in equity through the DRP although the rate will be slower due to the reduced cash dividend rate.

Liquidity

Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the FRB if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $368 million at December 31, 2010 from $419 million at December 31, 2009, resulting largely from a reduction of securities in the bond portfolio. Liquidity is also provided by the maintenance of a strong base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit and the capital markets.

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

The Company’s primary sources of funds are cash provided by deposits, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At December 31, 2010, total deposits were $1.3 billion, a increase of $827 thousand from December 31, 2009. Of the Company’s total time deposits at December 31, 2010, $298 million are scheduled to mature within the next twelve months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits. During 2010 and 2009, proceeds from sales and maturities of securities available for sale totaled $286 million and $238 million, respectively. Additionally, in March 2009 the Bank issued $29 million in senior unsecured debt guaranteed by the FDIC under the TLGP. These funds mature in March 2012.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the years ended December 31, 2010 and 2009, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $42 million and $25 million, respectively. The Company did not purchase any loans in 2010 or 2009. The Company purchased held to maturity securities totaling $22 million in the third quarter of 2010. Additionally, the Company purchased available for sale securities totaling $236 million and $244 million in 2010 and 2009, respectively. To support the Company’s municipal banking business, certain short-term tax-exempt securities are purchased and often sold prior to maturity. In 2010 these purchases, and subsequent sales, amounted to $4 million.

In 2004, the Bank purchased $25 million of BOLI as a long-term asset. The Bank is the beneficiary of this policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries. Distributions are made to the Bank only upon the death of an insured officer in accordance with the underlying policy. Accordingly, the BOLI held by the Bank does not generate regular cash flows for reinvestment.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board of Directors has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs. Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At December 31, 2010, access to approximately $180 million in FHLB lines of credit for overnight or term borrowings with maturities of up to thirty years was available. At December 31, 2010, approximately $73 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At December 31, 2010, $22 million in advances were outstanding under lines of credit with the FHLB. At December 31, 2010, no funds were drawn on correspondent bank lines of credit.

Our ten largest depositor relationships accounted for approximately 22% of our deposits at December 31, 2010. Our largest depositor relationship accounted for approximately 8% of our deposits at December 31, 2010. In addition, approximately 4% of our deposits at December 31, 2010, which includes deposits gathered through CDARS, are considered for regulatory purposes to be brokered deposits. Brokered deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits.

Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. Of our ten largest deposit relationships, four are local municipalities and the balances of their deposits tend to fluctuate on a seasonal basis throughout the year. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, in all likelihood would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. Based on historical experience and our available sources of liquidity, the Company expects to be able to replace a substantial portion of any large deposits or brokered deposits that may be withdrawn.

To supplement its short-term borrowed funds, the Company also utilizes the CDARS program. At December 31, 2010, $28 million in short-term certificates of deposit were outstanding. CDARS deposits are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding. As of December 31, 2010, $30 million in such brokered deposits were outstanding, of which $19 million is maturing in 2011. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk

The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance. Management must ensure that liquidity, capital, interest rate and market risk are prudently managed. Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company’s Board of Directors. The Board of Directors has delegated responsibility for asset/liability and interest rate risk management to the ALCO. The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs. The ALCO also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

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

The Company’s asset/liability and interest rate risk management policy limits interest rate risk exposure to -12% and -15% of the base case net interest income for net earnings at risk at the 12-month and 24-month time horizons, respectively. Net earnings at risk is the potential adverse change in net interest income arising from up to +200 and -200 basis point changes in interest rates over a 12 month period, and measured over a 24 month time horizon. The Company’s balance sheet is held flat over the 24 month time horizon with all principal cash flows assumed to be reinvested in similar products and term points at the simulated market interest rates. In prior periods the earnings at risk was measured under a -200 basis point scenario. Due to the historically low interest rates at December 31, 2010, it was decided that a -200 basis point scenario would not be relevant. Thus, at December 31, 2010, a +300 basis point scenario was measured.

The Company may be considered “asset sensitive” when net interest income increases in a rising interest rate environment or decreases in a falling interest rate environment. Similarly, the Company may be considered “liability sensitive” when net interest income increases in a falling interest rate environment or decreases in a rising interest rate environment.

As of December 31, 2010 and 2009, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a moderately positive impact on the Company’s net interest income.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	December 31, 2010					December 31, 2009

Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300	Down 100	Base Flat	Up 100	Up 200	Up 300

Year One	-0.7%	0.0%	1.2%	1.8%	2.0%	-1.4%	0.0%	0.3%	0.2%	0.0%
Year Two	-1.1%	-0.3%	1.7%	2.8%	3.5%	-2.9%	1.0%	1.1%	0.3%	-0.8%

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

When modeling MVPE at risk, management recognizes the high degree of subjectivity when projecting long-term cash flows and reinvestment rates, and therefore uses MVPE at risk as a relative indicator of interest rate risk. Accordingly, the Company does not set definitive policy limits over MVPE at risk; however, in 2010 the Company has set various policy level triggers at which successively heightened monitoring is required and, if necessary, steps will be taken to lower observed volatility of its MVPE exposure. There have been no triggering events since the setting of the various policy level triggers.

As of December 31, 2010 and 2009, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 300 to -100 basis points was low. The small changes in the percentage change in MVPE and the MVPE Ratio was attributable to the low interest rate environment at December 31, 2010, and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	December 31, 2010					December 31, 2009

	Down 100	Base Flat	Up 100	Up 200	Up 300	Down 100	Base Flat	Up 100	Up 200	Up 300

% Change in MVPE (1)	-0.9%	0.0%	-1.4%	-3.7%	-6.1%	-0.8%	0.0%	-1.7%	-4.2%	-7.1%
MVPE Ratio	16.1%	16.6%	16.6%	16.3%	16.0%	20.8%	21.5%	21.4%	21.0%	20.4%

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
State Bancorp, Inc.
Jericho, New York

We have audited the accompanying consolidated balance sheets of State Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the three-year period ended December 31, 2010. We also have audited State Bancorp Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). State Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Bancorp Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, State Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Crowe Horwath LLP

New York, New York
March 10, 2011

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009 (dollars in thousands, except per share data)	2010	2009

ASSETS:
Cash and due from banks	$23,121	$28,624
Securities held to maturity (estimated fair value of $21,890 in 2010)	22,000	—
Securities available for sale - at estimated fair value	361,158	415,985
Federal Home Loan Bank and other restricted stock	6,381	7,361
Loans (net of allowance for loan losses of $33,078 in 2010 and $28,711 in 2009)	1,098,292	1,068,924
Loans held for sale	—	670
Bank premises and equipment - net	6,264	6,339
Bank owned life insurance	31,728	30,593
Net deferred income taxes	24,066	27,486
Prepaid FDIC assessment	5,456	7,533
Other assets	11,513	14,197

TOTAL ASSETS	$1,589,979	$1,607,712

LIABILITIES:
Deposits:
Demand	$343,331	$381,066
Savings	632,425	613,894
Time	372,979	354,602

Total deposits	1,348,735	1,349,562
Other temporary borrowings	25,000	48,000
Senior unsecured debt	29,000	29,000
Junior subordinated debentures	20,620	20,620
Other accrued expenses and liabilities	11,772	12,015

Total liabilities	1,435,127	1,459,197

COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842	36,245	36,016
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,518,827 shares in 2010 and 17,297,546 shares in 2009; outstanding 16,695,808 shares in 2010 and 16,331,862 shares in 2009	175	173
Warrant	1,057	1,057
Surplus	179,293	178,673
Retained deficit	(51,378)	(57,432)
Treasury stock (823,019 shares in 2010 and 965,684 shares in 2009)	(13,872)	(16,276)
Accumulated other comprehensive income (net of taxes of $2,193 in 2010 and $4,150 in 2009)	3,332	6,304

Total stockholders’ equity	154,852	148,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,589,979	$1,607,712

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008 (dollars in thousands, except per share data)	2010	2009	2008

INTEREST INCOME:
Interest and fees on loans	$61,511	$60,200	$70,259
Federal funds sold and securities purchased under agreements to resell	2	6	981
Securities held to maturity - taxable	257	—	—
Securities available for sale - taxable	14,535	17,677	19,595
Securities available for sale - tax-exempt	91	88	200
Securities available for sale - dividends	—	—	40
Dividends on Federal Home Loan Bank and other restricted stock	126	108	368

Total interest income	76,522	78,079	91,443

INTEREST EXPENSE:
Deposits	9,892	13,339	23,328
Temporary borrowings	89	116	3,010
Senior unsecured debt	1,122	844	—
Subordinated notes	—	852	925
Junior subordinated debentures	729	849	1,310

Total interest expense	11,832	16,000	28,573

Net interest income	64,690	62,079	62,870
Provision for loan losses	12,900	39,500	17,226

Net interest income after provision for loan losses	51,790	22,579	45,644

OTHER INCOME:
Service charges on deposit accounts	1,845	2,161	2,217
Other-than-temporary impairment losses on securities	—	(4,000)	(6,203)
Net gains on sales of securities	3,519	994	48
Income from bank owned life insurance	1,135	695	891
Other operating income	1,746	1,649	3,412

Total other income	8,245	1,499	365

Income before operating expenses	60,035	24,078	46,009

OPERATING EXPENSES:
Salaries and other employee benefits	23,706	23,373	22,880
Occupancy	5,525	5,896	5,930
Equipment	1,164	1,225	1,315
Legal	381	784	3,115
Marketing and advertising	1,568	775	812
FDIC and NYS assessment	2,686	3,628	866
Credit and collection	784	5,193	1,059
Other operating expenses	6,210	7,629	7,774

Total operating expenses	42,024	48,503	43,751

INCOME (LOSS) BEFORE INCOME TAXES	18,011	(24,425)	2,258
PROVISION (BENEFIT) FOR INCOME TAXES	6,570	(9,605)	451

NET INCOME (LOSS)	11,441	(14,820)	1,807

Preferred dividends and accretion	2,071	2,058	143

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$9,370	$(16,878)	$1,664

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.57	$(1.16)	$0.12
NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.57	$(1.16)	$0.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	16,262,860	14,500,855	14,148,957
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	16,344,976	14,500,855	14,191,586

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2010, 2009 and 2008 (dollars in thousands, except per share data)	2010	2009	2008

Preferred Stock
Balance, January 1	$36,016	$35,800	$—
Issuance of preferred shares in 2008	—	—	35,785
Accretion of discount on preferred shares	229	216	15

Balance, December 31	36,245	36,016	35,800

Common Stock
Balance, January 1	173	77,454	74,982
Shares issued under the dividend reinvestment plan (41,241 shares in 2010, 55,657 shares in 2009 and 245,699 shares in 2008; at 95% of market value)	—	1	1,228
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share in 2009	—	(77,300)	—
Exchange of $10,000 of 8.25% subordinated notes for common stock (1,656,600 shares in 2009)	—	17	—
Stock issued under directors’ stock plan (13,875 shares in 2010, 10,625 shares in 2009 and 51,451 shares in 2008)	—	—	257
Stock options exercised (96,390 shares less 36,381 shares exchanged as part of exercise in 2008)	—	—	300
Stock-based compensation (166,165 shares in 2010, 83,769 shares in 2009 and 137,388 shares in 2008)	2	1	687

Balance, December 31	175	173	77,454

Warrant
Balance, January 1	1,057	1,057	—
Issuance of warrant in 2008	—	—	1,057

Balance, December 31	1,057	1,057	1,057

Surplus
Balance, January 1	178,673	89,984	86,654
Adjustment for change in par value of common stock to $0.01 per share from $5.00 per share in 2009	—	77,300	—
Exchange of $10,000 of 8.25% subordinated notes for common stock (1,656,600 shares in 2009)	—	10,751	—
Shares issued under the dividend reinvestment plan (41,241 shares in 2010, 55,657 shares in 2009 and 245,699 shares in 2008; at 95% of market value)	333	380	1,750
Stock issued under directors’ stock plan (13,875 shares in 2010, 10,625 shares in 2009 and 51,451 shares in 2008)	140	135	1,107
Stock options exercised (96,390 shares less 36,381 shares exchanged as part of exercise in 2008)	—	—	252
Stock-based compensation (166,165 shares in 2010, 83,769 shares in 2009 and 137,388 shares in 2008)	1,367	938	221
Treasury stock reissued (142,665 shares in 2010 and 63,577 shares in 2009)	(1,220)	(815)	—

Balance, December 31	179,293	178,673	89,984

Retained Deficit
Balance, January 1	(57,432)	(37,635)	(32,164)
Net income (loss)	11,441	(14,820)	1,807
Stock-based compensation (137,388 shares in 2008)	—	—	14
Accretion of discount on preferred shares	(229)	(216)	(15)
Cash dividend on common stock ($0.20 per share in 2010 and 2009 and $0.50 per share in 2008)	(3,316)	(2,919)	(7,149)
Cash dividend on preferred stock (5% per annum)	(1,842)	(1,842)	(128)

Balance, December 31	(51,378)	(57,432)	(37,635)

Treasury Stock
Balance, January 1	(16,276)	(17,262)	(16,646)
Held in rabbi trust for directors’ stock plan (41,609 shares)	—	616	(616)
Treasury stock reissued (142,665 shares in 2010 and 21,968 shares in 2009)	2,404	370	—

Balance, December 31	(13,872)	(16,276)	(17,262)

Accumulated Other Comprehensive Income
Balance, January 1	6,304	4,521	812
Unrealized losses (1)	(850)	(29)	(3)
Reclassification adjustment (2)	(2,122)	1,812	3,712

Balance, December 31	3,332	6,304	4,521

Total Stockholders’ Equity, December 31	$154,852	$148,515	$153,919

Comprehensive Income (Loss)
Net income (loss)	$11,441	$(14,820)	$1,807
Other comprehensive (loss) income, net of tax:
Unrealized losses (1)	(850)	(29)	(3)
Reclassification adjustment (2)	(2,122)	1,812	3,712

Total other comprehensive (loss) income, net of tax	(2,972)	1,783	3,709

Total Comprehensive Income (Loss), December 31	$8,469	$(13,037)	$5,516

(1) Unrealized gains (losses) on securities available for sale, net of taxes of $(560), $ (19) and $(2) in 2010, 2009 and 2008, respectively. There were no changes in unrealized gains (losses) on securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

(2) Adjustment for (gains) losses included in net income, net of taxes of $1,397, $(1,193) and $(2,444) in 2010, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008 (in thousands)	2010	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$11,441	$(14,820)	$1,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	12,900	39,500	17,226
Writedown of loans held for sale to estimated fair value	—	4,033	—
Depreciation and amortization of bank premises and equipment	1,593	1,573	1,596
Deferred income tax expense (benefit)	5,377	(10,517)	(3,089)
Amortization of net premium on securities	3,187	2,837	1,961
Other-than-temporary impairment losses on securities recognized in earnings	—	4,000	6,203
Net gains on sales of securities	(3,519)	(994)	(48)
Net (gains) losses on sales of loans held for sale	(322)	(83)	250
Income from bank owned life insurance	(1,135)	(695)	(891)
Change in fair value of derivative contracts	51	513	(1,631)
Expenses associated with the exchange of subordinated notes for common equity	—	736	—
Stock-based compensation expense - net	1,369	938	923
Directors’ stock plan expense	102	140	293
Net payments and proceeds from sales of loans held for sale	992	15,901	4,250
Decrease (increase) in other assets	3,227	(1,443)	2,693
(Increase) decrease in receivable - current income taxes	(268)	305	13,691
Decrease (increase) in prepaid FDIC assessment	2,077	(7,533)	—
(Decrease) increase in other accrued expenses and other liabilities	(529)	1,339	(7,494)

Net cash provided by operating activities	36,543	35,730	37,740

INVESTING ACTIVITIES:
Purchases of securities held to maturity	(22,000)	—	—
Proceeds from sales of securities available for sale	102,522	116,387	88,002
Proceeds from prepayments and maturities of securities available for sale	183,474	121,346	170,054
Purchases of securities available for sale	(235,768)	(244,224)	(259,351)
Decrease (increase) in Federal Home Loan Bank and other restricted stock	980	(2,538)	6,231
Net proceeds from sale of leasing subsidiary assets	—	—	3,847
Increase in loans - net	(42,268)	(25,075)	(103,138)
Purchases of bank premises and equipment - net	(1,518)	(1,222)	(2,507)

Net cash used in investing activities	(14,578)	(35,326)	(96,862)

FINANCING ACTIVITIES:
(Decrease) increase in demand and savings deposits	(19,204)	31,079	69,503
Increase (decrease) in time deposits	18,377	(162,566)	86,692
(Decrease) increase in other temporary borrowings	(23,000)	45,000	(136,031)
(Decrease) increase in overnight sweep and settlement accounts payable, net	—	(13,174)	12,343
Cash dividends paid on common stock	(3,316)	(2,919)	(7,149)
Cash dividends paid on preferred stock	(1,842)	(1,740)	—
Proceeds from the issuance of preferred shares and common stock warrant	—	—	36,842
Proceeds from issuance of senior unsecured debt	—	29,000	—
Proceeds from reissuance of treasury stock	1,184	171	—
Proceeds from shares issued under the dividend reinvestment plan	333	381	2,978
Proceeds from shares issued pursuant to compensation awards	—	—	552

Net cash (used in) provided by financing activities	(27,468)	(74,768)	65,730

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,503)	(74,364)	6,608
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	28,624	102,988	96,380

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,121	$28,624	$102,988

SUPPLEMENTAL DATA:
Interest paid	$11,868	$16,748	$29,210
Income taxes paid	$1,050	$479	$155
Loans transferred to held for sale	$—	$16,224	$9,822
Common stock exchanged for subordinated notes	$—	$10,768	$—

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting and Reporting Policies

Organization and Nature of Operations - State Bancorp, Inc., a one-bank holding company headquartered in Jericho, New York, was formed in 1985. The Company operates as the parent for its wholly-owned subsidiary, State Bank of Long Island and subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966, and its unconsolidated wholly-owned subsidiaries, State Bancorp Capital Trust I and II (collectively called the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The income of the Company is primarily derived through the operations of the Bank. State Bancorp, Inc. and subsidiaries are collectively referred to hereafter as the “Company.” All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The allowance for loan losses, fair values of financial instruments, accounting for income taxes and other-than-temporary impairment of investment securities are particularly subject to change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statement of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

FHLB and Other Restricted Stock – The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and totaled $3 million and $4 million at December 31, 2010 and 2009, respectively. Other restricted securities are comprised of community and business development initiatives totaling $3 million for both periods at December 31, 2010 and 2009. Both cash and stock dividends are reported as income and these securities are periodically evaluated for impairment based on ultimate recovery of par value.

Income Recognition – Interest on all classes of loans is credited to income when earned. The Bank generally discontinues the accrual of interest on all classes of loans in the same manner whenever there is reasonable doubt that interest and/or principal will be collected, or when either principal or interest is 90 days or more past due. Income is not accrued for installment loans which are 90 days past due unless the Bank holds cash collateral. Interest received on non-accrual loans of all classes is either applied against principal or reported as income, according to management’s judgment as to the collectibility of the principal. For all classes of loans, a non-accrual loan generally may be restored to accrual status when 1) none of its principal and interest is due and unpaid and the Bank expects repayment of the remaining contractual principal and interest, or 2) when the loan otherwise becomes well secured and in the process of collection, or 3) where the non-accrual loan has demonstrated sustained contractual performance of generally six months, and all principal and interest contractually due are reasonably assured of repayment within a reasonable period of time.

Allowance for Loan Losses - The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely, while recoveries of previously charged-off loans are credited to the allowance. The balance in the allowance for loan losses is maintained at a level that, in the opinion of management, is sufficient to absorb probable inherent losses. To determine that level, management evaluates problem loans based on the financial condition of the borrower, the value of collateral and/or guarantor support. Based upon the resultant risk categories assigned to each loan and the procedures regarding impairment described below, an appropriate allowance level is determined. Management also evaluates the quality of, and changes in, the portfolio, while taking into consideration the Bank’s historical loss experience, the existing economic climate of the service area in which the Bank operates, examinations by regulatory authorities, internal reviews and other evaluations in determining the appropriate allowance balance. Management utilizes all available information to estimate the adequacy of the allowance for loan losses. However, the ultimate collectibility of a substantial portion of the loan portfolio and the need for future additions to the allowance will be based upon changes in credit and economic conditions and other relevant factors.

The allowance consists of specific and general components. The specific component relates to loans that are impaired. Commercial and industrial loans and commercial real estate loans of all loan classes are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Problem loans, for which certain terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Management generally considers all non-accrual loans and troubled debt restructurings in excess of $250 thousand for impairment. Those non-accrual loans and troubled debt restructurings of all classes with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. The allowance for loan losses related to loans that are impaired includes reserves which are generally based on underlying collateral, discounted cash flow or the observable market price if the intent is to sell the loan.

The general component covers loans not individually evaluated for impairment and is based upon historical experience adjusted for current factors. For all loans regardless of portfolio segment, the Bank prepares a combined migration analysis which analyzes the historical loss experience. The migration analysis is prepared annually during the first quarter of the year for the purpose of determining the assigned allocation factors which are essential components of the allowance for loan losses calculation. Actual loss experience is supplemented by other risk components updated on a quarterly basis including large relationship risk, commercial/residential contractor risk, rising interest rate risk, energy and oil dependent risk, real estate risk and economic condition uncertainty.

The following portfolio segments have been identified: commercial and industrial loans (“C&I”), commercial real estate (“CRE”), residential real estate, loans to individuals and tax exempt and other loans. The Bank provides loans to small to moderate size and middle market borrowers and business entities diversified across industries. Loan types primarily include business installment loans, commercial lines of credit and commercial real estate loans. Loans are generally categorized as C&I, CRE and small business loans. C&I loans consist of a broad range of loans to a wide variety of business clients for acquisition of equipment, machinery or leasehold improvements, short term or seasonal working capital needs, and business expansion. CRE loans consist of loans on multifamily, mixed use, retail, office and industrial property or construction loans. Small business loans are a subset of C&I loans where the origination amount is less than $1 million.

Risk characteristics of the C&I portfolio segment vary and depend upon the specific borrower’s business and industry sector. Risk characteristics of the real estate portfolio segments tend to be cyclical and, in the Bank’s case, generally specific to the Long Island and New York City geographical area; at present the real estate market generally continues to be lackluster. Risk characteristics of the loans to individuals segment vary depending on the type of loan, the timing of repayment, the sources of repayment, and value and stability of any collateral.

Management’s goal is to have a balanced portfolio of loans. The allowable risk for the portfolio is determined by senior management through credit policies and annual business plans which are approved by the Board of Directors. The Bank monitors concentrations of risk as appropriate. A concentration of credit is the total of funded and unfunded loans, real estate loans, lines of credit, etc., issued to borrowers sharing similar characteristics such as industry, collateral/security type, size, pricing, location and other items that might have a bearing on risk management. It is also the Bank’s goal to diversify credit risk among a broad range of industries and/or industry sectors, and to monitor concentration on an ongoing basis.

Generally, the Bank processes a charge-off for any portion of a loan that is determined to be uncollectable regardless of portfolio segment or loan class. In addition, commercial loans under $25 thousand are generally fully charged off in the quarter in which they reach 180 days past due unless the loan is secured by real estate or liquid collateral; commercial loans $25 thousand and over are charged off if classified as a loss; consumer loans are generally charged off in the quarter they reach 120 days past due; residential real estate loans are partially charged off for the amount that the loan exceeds the current value of the collateral property, no later than 120 days past due.

Past Due Loans – For all classes of loans, the Bank’s loan accounting system provides notice to the lending officers when a borrowing account misses a required payment of principal and/or interest and enters a past due status. Updated past due loan reports are available to the lending officers and management. The lending officers are required to immediately contact the borrower to determine the cause of the delinquency and identify potential collection problems. The process of collection will continue on a past due loan until all possibilities of recovery have been exhausted or until the cost of the process outweighs the expected return.

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

Loan Origination Fees and Costs – Certain loan origination fees and direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

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

Earnings Per Common Share - Basic earnings per common share is computed based on the weighted-average number of shares outstanding. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per share is computed based on the weighted average number of shares outstanding, increased by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of stock options and common stock warrants. These purchases were assumed to have been made at the average market price of the common stock. The average market price is based on the average closing price for the common stock. Retroactive recognition has been given for stock dividends and splits. For periods in which a loss is reported, the impact of restricted stock, stock options and common stock warrants is not considered as the result would be anti-dilutive.

The computation of earnings per common share follows (in thousands, except share and per share data).

For the Years Ended December 31,	2010	2009	2008

Distributed earnings allocated to common stock	$3,250	$—	$7,066
Undistributed earnings allocated to common stock	5,936	—	(5,417)

Net earnings allocated to common stock	$9,186	$—	$1,649

Net loss	$—	$(14,820)	$—
Less: dividends accrued and accretion of discount on preferred stock	—	(2,058)	—

Loss attributable to common stockholders	$—	$(16,878)	$—

Average market price	$8.77	$7.75	$12.90
Weighted average common shares outstanding, including shares considered participating securities (1)	16,586,920	14,726,732	14,329,387
Less: weighted average participating securities (1)	(324,060)	(225,877)	(180,430)

Weighted average common shares outstanding	16,262,860	14,500,855	14,148,957
Dilutive effect of stock options, restricted stock grants and common stock warrants	82,116	N/A *	42,629

Adjusted common shares outstanding - diluted	16,344,976	14,500,855	14,191,586

Net income (loss) per common share - basic	$0.57	$(1.16)	$0.12
Net income (loss) per common share - diluted	$0.57	$(1.16)	$0.12
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569	465,569
Other antidilutive potential shares not included in the calculation	481,907	636,158	434,590

* N/A - for periods in which a loss is reported, the impact of stock options, restricted stock grants and common stock warrants is not considered as the result would be antidilutive.

(1) The Company’s restricted stock grants are considered participating securities.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Statements of Cash Flows – Cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, repurchase agreements, stock-based compensation and the purchases of bank premises and equipment.

Securities Sold Under Agreements to Repurchase – The Company may utilize borrowings generally collateralized by U.S. Treasury, Government agency and mortgage-backed securities. At December 31, 2010, the Company’s such borrowings mature within five years and are reflected on the balance sheet at the amount of the cash received.

Loans Held for Sale - Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value.

Loans Foreclosed - Property acquired through foreclosure (other real estate owned or “OREO”) is initially recorded at fair value less estimated selling costs and carried at the lower of cost or fair value less costs to sell. Carrying value in excess of net fair value at the time of foreclosure is charged against the allowance for loan losses. Revenues and expenses from operations or changes in the carrying value of these assets subsequent to acquisition are included in operating expenses.

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

Accounting for Bank Owned Life Insurance - The Bank is the beneficiary of a policy that insures the lives of certain current and former senior officers of the Bank and its subsidiaries. The Company has recognized the cash surrender value, or the amount that can be realized under the insurance policy, as an asset in the consolidated balance sheets. Changes in the cash surrender value and insurance benefit payments are recorded in other income.

Employee Benefit Plans - The Company has an Employee Stock Ownership Plan (the “ESOP”) which is a defined contribution plan covering substantially all full-time employees. Company contributions to the ESOP historically represented a minimum of 3% of an employee’s annual gross compensation. Beginning in 2011 and thereafter, Company contributions to the ESOP are being suspended. The Bank has nonqualified deferred compensation plans for certain officers for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. Employee 401(k) expense is the amount of Bank matching contributions.

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

Operating Segments - The identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

New Accounting Guidance - In June 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The impact of adoption on January 1, 2010 was not material.

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

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings (“TDRs”) that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company’s adoption on December 31, 2010 except for those parts pertaining to TDRs, being disclosure-related only, had no impact on its results of operations. At its January 4, 2011, meeting, the FASB affirmed its decision to temporarily defer the effective date for TDRs. The new effective date is to be concurrent with the effective date for the proposed ASU, “Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors.” The FASB directed its staff to draft a final ASU to change the effective date of the TDRs disclosures for public companies. The deferral will become effective upon issuance of the final ASU.

Reclassifications - Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

2. Investment Securities

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and available for sale at December 31, 2010 and 2009, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010
Securities Held to Maturity:
Corporate securities	$22,000	$—	$(110)	$21,890

Securities Available for Sale:
Obligations of states and political subdivisions	1,883	23	—	1,906
Government agency securities	40,894	176	(514)	40,556
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	106,040	4,803	(95)	110,748
FNMA	111,841	2,190	(414)	113,617
GNMA	89,874	648	(1,050)	89,472
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	5,101	—	(242)	4,859

Total Securities Available for Sale	355,633	7,840	(2,315)	361,158

Total Securities	$377,633	$7,840	$(2,425)	$383,048

December 31, 2009
Securities Available for Sale:
Obligations of states and political subdivisions	$12,446	$61	$(86)	$12,421
Government agency securities	22,772	326	(188)	22,910
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	173,324	6,656	(279)	179,701
FNMA	148,304	4,387	(221)	152,470
GNMA	48,684	113	(314)	48,483

Total Securities Available for Sale	$405,530	$11,543	$(1,088)	$415,985

The amortized cost and estimated fair value of securities held to maturity and available for sale at December 31, 2010, by contractual maturity, are shown in the following table (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

Securities Held to Maturity:
Due after one year through five years	$8,000	$7,960
Due after five years through ten years	14,000	13,930

Total Securities Held to Maturity	22,000	21,890

Securities Available for Sale:
Due after one year through five years	8,631	8,736
Due after five years through ten years	21,160	20,921
Due after ten years	12,986	12,805

Subtotal	42,777	42,462
Mortgage-backed securities and collateralized mortgage obligations - residential	307,755	313,837
Mortgage-backed securities and collateralized mortgage obligations - commercial	5,101	4,859

Total Securities Available for Sale	355,633	361,158

Total Securities	$377,633	$383,048

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes are shown below (in thousands):

	2010	2009	2008

Proceeds	$102,522	$116,387	$88,002
Gross gains	3,524	1,379	302
Gross losses	5	385	254
Tax provision	1,397	394	18

At December 31, 2010 and 2009, the Company owned no securities for one issuer in excess of 10% of stockholders’ equity other than the U.S. Government and its agencies.

Securities available for sale with an amortized cost of $273 million and $360 million and an estimated fair value of $281 million and $358 million at December 31, 2010 and 2009, respectively, were pledged for public deposits and short-term borrowings.

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

In the first quarter of 2009, a $4.0 million non-cash OTTI write down to fair value was recorded on one $10 million par value trust preferred collateralized debt obligation (“CDO”) that had previously incurred a non-cash OTTI write down of $5.2 million in the fourth quarter of 2008. Management determined that it intended to sell this bond and continued to review developments and other considerations with respect to this trust preferred CDO, including the limited prospects for its ultimate price recovery, the expected time involved and the downside risks involved in continuing to hold this investment. As a result of this review and with some limited liquidity appearing in the trust preferred CDO market, management determined that an immediate liquidation was appropriate. As a result, the bond was liquidated in July

2009 at a price of 13.45% of par representing a gain of 5.2% of par or $520 thousand which was recognized in the Company’s third quarter 2009 financial statements.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

December 31, 2010
Securities Held to Maturity:
Corporate securities	$(110)	$21,890	$—	$—	$(110)	$21,890

Securities Available for Sale:
Government agency securities	(514)	14,478	—	—	(514)	14,478
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	(95)	9,702	—	—	(95)	9,702
FNMA	(414)	35,991	—	—	(414)	35,991
GNMA	(1,050)	37,015	—	—	(1,050)	37,015
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	(242)	4,859	—	—	(242)	4,859

Total Securities Available for Sale	(2,315)	102,045	—	—	(2,315)	102,045

Total Securities	$(2,425)	$123,935	$—	$—	$(2,425)	$123,935

December 31, 2009
Securities Available for Sale:
Obligations of states and political subdivisions	$(86)	$4,781	$—	$—	$(86)	$4,781
Government agency securities	(188)	10,625	—	—	(188)	10,625
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	(279)	25,784	—	—	(279)	25,784
FNMA	(221)	32,998	—	—	(221)	32,998
GNMA	(314)	37,859	—	—	(314)	37,859

Total Securities Available for Sale	$(1,088)	$112,047	$—	$—	$(1,088)	$112,047

Unrealized losses have not been recognized in operations because the issuers’ bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to recovery, and the decline in fair value is largely due to fluctuations in interest rates.

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

3. Loans – Net

At December 31, 2010 and 2009, net loans disaggregated by class consisted of the following (in thousands):

	2010	2009

Commercial and industrial - owner-occupied mortgage	$191,913	$195,557
Commercial and industrial - general purpose	339,447	348,546
Real estate - commercial mortgage	449,861	374,406
Real estate - residential mortgage	83,696	95,668
Real estate - commercial construction	44,331	50,175
Real estate - residential construction	14,910	25,740
Loans to individuals	4,770	4,667
Tax exempt and other	2,442	2,876

Loans - net of unearned income	1,131,370	1,097,635
Less: Allowance for loan losses	33,078	28,711

Loans - net	$1,098,292	$1,068,924

The Bank’s real estate loans and loan commitments are primarily for properties located throughout Long Island, New York. It is the Bank’s goal to diversify risk among a broad range of industries and to monitor concentration and associated levels of risk on an ongoing basis. Real estate operators, lessors and developers represented the largest industry concentration at $473 million and $387 million at December 31, 2010 and 2009, respectively, and the only concentration greater than 10% of total loans at those dates. Repayment of these loans is dependent in part upon the overall economic health of the Company’s market area and current real estate values. The Bank considers the credit circumstances, the nature of the project and loan to value ratios for all real estate loans.

The Bank makes loans to its directors and executive officers, and other related parties, in the ordinary course of its business. Loans made to directors and executive officers, either directly or indirectly, totaled $498 thousand, $475 thousand, and $1 million at December 31, 2010, 2009 and 2008, respectively. New loans totaling $377 thousand, $631 thousand and $1 million were extended and payments of $354 thousand, $1 million and $3 million were received during 2010, 2009 and 2008, respectively, on these loans.

Activity in the allowance for loan losses for the three years ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008

Balance, January 1	$28,711	$18,668	$14,705
Adjustment due to sale of SB Equipment assets	—	—	(2,002)
Provision charged to operations	12,900	39,500	17,226
Charge-offs	(9,599)	(16,894)	(5,675)
Write-downs incurred on the transfer of loans to loans held for sale	—	(13,255)	(5,914)
Recoveries	1,066	692	328

Balance, December 31	$33,078	$28,711	$18,668

For the year ended December 31, 2010, the ending balance in the allowance for loan losses disaggregated by portfolio segment and impairment methodology is as follows (in thousands). Also in the table below are total loans at December 31, 2010 disaggregated by portfolio segment and impairment methodology (in thousands).

	Commercial and industrial	Real estate - commercial	Real estate - residential	Loans to individuals	Tax exempt and other	Unallocated	Total

Total allowance for loan losses:
Individually evaluated for impairment	$11,728	$729	$123	$—	$—	$—	$12,580
Collectively evaluated for impairment	8,416	7,164	1,686	181	17	3,034	20,498

Ending balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078

Total loans:
Individually evaluated for impairment	$30,049	$8,184	$1,877	$—	$—	$—	$40,110
Collectively evaluated for impairment	501,311	486,008	96,729	4,770	2,442	—	1,091,260

Ending balance	$531,360	$494,192	$98,606	$4,770	$2,442	$—	$1,131,370

During 2010 there have been no changes in the accounting policies or methodology for determining and recording the provision for loan losses.

As of December 31, 2010, 2009 and 2008, the recorded investment in loans that are considered to be impaired is summarized below (in thousands).

	2010	2009	2008

Troubled debt restructurings with related allowances for loss	$26,500	$—	$—
Allowance for loan loss specifically allocated to troubled debt restructurings	(8,158)	—	—

	18,342	—	—
Troubled debt restructurings with no related allowance for loan loss	547	548	436

Net troubled debt restructurings	18,889	548	436

Other impaired loans with related allowances for loss	13,610	4,431	11,909
Allowance for loan loss specifically allocated to other impaired loans	(4,422)	(836)	(1,955)

	9,188	3,595	9,954
Other impaired loans with no related allowance for loan loss	—	600	—

Net other impaired loans	9,188	4,195	9,954

Total net impaired loans	$28,077	$4,743	$10,390

Average impaired loan balance	$15,020	$16,721	$12,008
Interest income recognized on impaired loans	$416	$95	$88

The Company has troubled debt restructurings that include two $10 million commercial loans which are approximately 60 days past due at December 31, 2010 and a $7 million commercial real estate loan which is performing according to its new terms. Generally, the loan amounts were less than the minimum required by our policy for specific impairment valuation. The Company’s troubled debt restructurings primarily resulted from interest rate concessions and maturity extensions. The Company has allocated $8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the Company’s impaired loans disaggregated by class for the year ended December 31, 2010 (in thousands).

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized

With an allowance recorded:
Commercial and industrial - general purpose	$30,049	$30,132	$11,728	$8,026	$204
Real estate - commercial mortgage	1,684	1,743	247	882	—
Real estate - residential mortgage	799	799	79	403	—
Real estate - commercial construction	6,500	6,500	482	4,897	212
Real estate - residential construction	1,078	1,078	44	812	—

Totals	$40,110	$40,252	$12,580	$15,020	$416

With no related allowance recorded:
Commercial and industrial - general purpose	$104	$104	$—	$132	$14
Real estate - residential mortgage	427	427	—	432	17
Loans to individuals	16	16	—	18	1

Totals	$547	$547	$—	$582	$32

At December 31, 2010, 2009 and 2008, loans with unpaid principal balances on which the Bank is no longer accruing interest income were $15 million, $7 million and $16 million, respectively. Interest income would have been approximately $590 thousand, $735 thousand and $951 thousand greater in 2010, 2009 and 2008 respectively, had these loans been current. There was no interest income recognized on non-accrual loans during 2010. Interest income on non-accrual loans amounted to approximately $6 thousand and $68 thousand for 2009 and 2008, respectively. At December 31, 2010 there were three loans totaling $104 thousand restructured and no longer accruing interest. At December 31, 2010, there were five loans with an aggregate principal balance of $27 million restructured and still accruing interest. At December 31, 2009, there was one loan, a residential real estate loan with a principal balance of $436 thousand restructured and still accruing interest. At December 31, 2008 there were no restructured loans still accruing interest. At December 31, 2010, 2009 and 2008, loans 90 days or more past due and still accruing interest totaled $1 thousand, $4 million and $3 thousand, respectively.

The following table presents the recorded investment in non-accrual and past due loans over 90 days still on accrual as of December 31, 2010 disaggregated by class (in thousands).

	Non-accrual loans	Loans past due over 90 days still accruing

Commercial and industrial - general purpose	$11,017	$—
Real estate - commercial mortgage	1,684	—
Real estate - residential mortgage	973	—
Real estate - residential construction	1,078	—
Loans to individuals	104	1

Total	$14,856	$1

At December 31, 2010, past due loans disaggregated by class were as follows (in thousands).

	30 - 59 days past due and accruing	60 - 89 days past due and accruing	Greater than 90 days past due and still accruing	Non-accrual loans	Total past due	Loans not past due and still accruing	Total loans

Commercial and industrial - owner-occupied mortgage	$—	$—	$—	$—	$—	$191,913	$191,913
Commercial and industrial - general purpose	452	20,247	—	11,017	31,716	307,731	339,447
Real estate - commercial mortgage	1,344	3,341	—	1,684	6,369	443,492	449,861
Real estate - residential mortgage	198	175	—	973	1,346	82,350	83,696
Real estate - commercial construction	—	—	—	—	—	44,331	44,331
Real estate - residential construction	—	—	—	1,078	1,078	13,832	14,910
Loans to individuals	24	8	1	104	137	4,633	4,770
Tax exempt and other	—	—	—	—	—	2,442	2,442

Total	$2,018	$23,771	$1	$14,856	$40,646	$1,090,724	$1,131,370

At December 31, 2010 there were no loans held for sale. At December 31, 2009, the Company had $520 thousand in residential construction loans, $83 thousand in commercial real estate loans and $67 thousand in commercial and industrial loans held for sale. These loans were sold during the first and second quarters of 2010. A gain of $323 thousand was recognized on the sale of the residential construction loans. No gain or loss was recognized on the other loans sold.

During 2010 the Company sold an additional $16 million in loans. Of these loans, $11 million were commercial real estate loans, $5 million were residential construction loans and $51 thousand were commercial and industrial loans. All of the sold loans were of deteriorating credit quality and demonstrated material weaknesses making full recapture of principal and interest questionable. Charge-offs amounting to $6 million on the commercial real estate loans, $1 million on the residential construction loans and $9 thousand on the commercial and industrial loans had been taken. No gain or loss was recognized upon the sale of these loans.

At December 31, 2010 and based upon the most recent analysis performed, the following table presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan (in thousands).

	Commercial and industrial - owner- occupied mortgage	Commercial and industrial - general purpose	Real estate - commercial mortgage	Real estate - residential mortgage	Real estate - commercial construction	Real estate - residential construction	Loans to individuals	Tax exempt and other	Total

Watch list loans:
Loans requiring special attention but neither criticized nor classified	$2,916	$18,267	$15,059	$2,057	$—	$3,147	$140	$—	$41,586
Special mention	2,526	16,221	26,226	97	4,576	4,804	869	—	55,319
Substandard	7,906	24,244	11,887	2,222	6,500	3,027	562	—	56,348
Doubtful	—	12,717	—	—	—	—	28	—	12,745
Loss	—	—	—	—	—	—	—	—	—

Total watch list loans	13,348	71,449	53,172	4,376	11,076	10,978	1,599	—	165,998

Pass	178,565	267,998	396,689	—	33,255	3,932	—	2,442	882,881
Performing (1)	—	—	—	79,320	—	—	3,171	—	82,491

Total loans	$191,913	$339,447	$449,861	$83,696	$44,331	$14,910	$4,770	$2,442	$1,131,370

(1) In general, certain homogeneous loans are not risk-graded, but rather measured based upon payment performance. Loans categorized here are typically performing as agreed upon with the borrower.

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

At December 31, 2010, 2009 and 2008, commercial real estate loans of $237 million, $185 million and $180 million, respectively, were pledged as collateral for borrowings from the FHLB.

4. Bank Premises and Equipment – Net

At December 31, 2010 and 2009, Bank premises and equipment consisted of the following (in thousands):

	Cost	Accumulated Depreciation/ Amortization	Net Book Value

December 31, 2010:
Building	$3,301	$1,824	$1,477
Leasehold improvements	6,281	3,767	2,514
Furniture and fixtures	5,670	4,348	1,322
Computer equipment and software	6,410	5,459	951

Total	$21,662	$15,398	$6,264

December 31, 2009:
Building	$3,206	$1,683	$1,523
Leasehold improvements	5,878	3,333	2,545
Furniture and fixtures	5,318	4,158	1,160
Computer equipment and software	6,018	4,908	1,110

Total	$20,420	$14,082	$6,338

Depreciation expense totaled $1.6 million for each of the years ended December 31, 2010, 2009 and 2008.

5. Other Assets

At December 31, 2010 and 2009, other assets consisted of the following (in thousands):

	2010	2009

Interest receivable - investments	$1,505	$2,020
Interest receivable - loans	4,271	4,117
Prepaid expenses	1,800	2,169
Principal receivable - Mortgage-backed securities	489	636
Gross positive fair value of derivative contracts	2,111	1,836
Overnight sweep and settlement accounts, net	45	678
Other	1,292	2,741

Total	$11,513	$14,197

6. Deposits

At December 31, 2010 and 2009, certificates of deposit of $100 thousand or more were $203 million and $189 million, respectively. Scheduled maturities of all certificates of deposit are as follows (in thousands):

2011	$298,349
2012	34,556
2013	17,433
2014	7,359
2015	15,282

Total	$372,979

7. Lines Of Credit and Other Temporary Borrowings

As of December 31, 2010 and 2009, correspondent banks extended unsecured lines of credit aggregating $73 million and $81 million, respectively, to the Bank for the purchase of federal funds and for foreign exchange transactions. At December 31, 2010, correspondent banks also extended secured lines of credit aggregating $5 million. Federal funds purchased generally mature within one to seven days from the transaction date. Securities sold under agreements to repurchase mature within five years.

In addition to the above, the Bank may use a secured line of credit with the FHLB for overnight funding or on a term basis to match fund asset purchases. Based upon a multiple of the FHLB stock that the Bank currently owns combined with approximately $256 million of collateral, including approximately $237 million in commercial real estate loans, it currently has pledged at FHLB, approximately $180 million of this line may be drawn on a term or overnight basis. The FHLB line is renewed annually.

The following summarizes borrowed funds at December 31, 2010 and 2009 (dollars in thousands):

	Outstanding at December 31,		Average Amount Outstanding		Weighted-Average Interest Rate on Average Amount Outstanding

	2010	2009	2010	2009	2010	2009

Federal funds purchased	$—	$—	$74	$225	0.60%	0.44%
Securities sold under agreements to repurchase	$3,000	$3,000	$3,000	$3,863	1.88%	1.55%
FHLB - overnight and term	$22,000	$45,000	$7,386	$12,805	0.45%	0.43%

For securities sold under agreements to repurchase, the following table provides additional information (dollars in thousands):

	2010	2009

Maximum outstanding at any month end	$3,000	$3,000

Weighted-average interest rate on balance, December 31,	1.88%	1.88%

Of the total borrowings outstanding at December 31, 2010, required payments of $23 million and $2 million will be made in 2011 and 2014, respectively.

8. Senior Unsecured Debt, Subordinated Notes and Junior Subordinated Debentures

On March 31, 2009, the Bank issued $29 million in senior unsecured debt due March 30, 2012 guaranteed by the FDIC under the FDIC’s TLGP. Interest at 2.625% per annum is payable semi-annually in arrears on the 30th day of each March and September.

In 2006, the Company issued $10 million in aggregate principal amount of its 8.25% Subordinated Notes due June 15, 2013 (the “Notes”) pursuant to a purchase agreement dated June 6, 2006 between the Company and the initial purchaser named therein. The Notes were issued pursuant to an Indenture dated June 8, 2006 by and between the Company and Wilmington Trust Company, as trustee (the “Indenture”). The Notes were unsecured and ranked subordinate and junior to all of the Company’s senior indebtedness to the extent and in the manner set forth in the Indenture. Interest on the Notes was payable semi-annually in arrears at an annual rate of 8.25% on June 15 and December 15 of each year, beginning December 15, 2006. The Notes were scheduled to mature on June 15, 2013 and were not redeemable before that date. The net proceeds from the sale of the Notes, after deducting offering expenses and the initial purchaser’s discount, were approximately $9.5 million and qualified as Tier II capital for the Company. The Company contributed proceeds from the offering to the Bank which qualified as Tier I capital. The Notes were not registered under the Securities Act of 1933, as amended, or any state securities laws, and may not have been offered or sold in the United States absent registration or an applicable exemption from registration requirements. In December 2009, the Company exchanged the Notes plus accrued interest and a premium for an aggregate of 1,656,600 shares of common stock. Each share of common stock in the exchange was valued at $6.50.

In 2002, State Bancorp Capital Trust I (“Trust I”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10 million of capital securities. The coupon rate is three-month LIBOR plus 345 basis points and is reset quarterly. Trust I’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the capital securities of Trust I were utilized by Trust I to invest in $10 million of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 345 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust I. The Company has the right to optionally redeem the debentures prior to the maturity date of November 7, 2032 at par. Due to the Company’s participation in the Treasury’s Capital Purchase Program, permission must be obtained from the Treasury in order to call these securities.

In 2003, State Bancorp Capital Trust II (“Trust II”), subsidiary of the Company and a statutory trust created under the Delaware Statutory Trust Act, issued $10 million of capital securities. The coupon rate is three-month LIBOR plus 285 basis points and is reset quarterly. Trust II’s obligations under the capital securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the capital securities of Trust II were utilized by Trust II to invest in $10 million of junior subordinated debentures of the Company. The debentures bear a coupon rate of three-month LIBOR plus 285 basis points which is reset quarterly. The debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The debentures represent the sole assets of Trust II. The Company has the right to optionally redeem the debentures prior to the maturity date of January 23, 2034 at par. Due to the Company’s participation in the Treasury’s Capital Purchase Program, permission must be obtained from the Treasury in order to call these securities.

Trust I and II are unconsolidated wholly-owned subsidiaries of the Company, have no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company. The Company is not considered the primary beneficiary of Trust I and Trust II, both variable interest entities, therefore they are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of Trust I and Trust II was $620 thousand and is included in other assets. Although the Company may be dependent on Bank dividends to pay the trust preferred interest, and the Bank may not be able to declare dividends, the subordinated debentures allow for up to two extension periods of 20 consecutive quarters each during which time payment of interest may be deferred by the Company. As such, the Company would not be in default if it were unable to pay interest on the subordinated debentures. The weighted average cost of all of the Company’s junior subordinated debentures was 3.54% in 2010 and 4.12% in 2009.

9. Income Taxes

The components of income tax expense for the years ended December 31, 2010, 2009 and 2008, are as follows (in thousands):

	2010	2009	2008

Federal:
Current	$851	$235	$3,882
Deferred	3,935	(8,098)	(4,089)

Subtotal	4,786	(7,863)	(207)
State:

Current	342	677	(342)
Deferred	1,442	(2,419)	1,000

Subtotal	1,784	(1,742)	658

Total	$6,570	$(9,605)	$451

Total income tax expense (benefit) was different from the amounts computed by applying the statutory federal income tax rate to income before income taxes due to the following (dollars in thousands):

	2010		2009		2008

	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income

Income tax expense (benefit) at statutory rate	$6,304	35.0%	$(8,549)	(35.0)%	$790	35.0%
Surtax exemption	(180)	(1.0)	244	1.0	(23)	(1.0)
Increase (reduction) in taxes resulting from:
State and local income tax, net of Federal tax benefit	1,178	6.5	(1,150)	(4.7)	434	19.3
Tax-exempt interest on investments, net of interest expense disallowed	(54)	(0.3)	(68)	(0.3)	(133)	(5.9)
ESOP dividends	(86)	(0.5)	(86)	(0.3)	(230)	(10.2)
Bank owned life insurance	(386)	(2.1)	(236)	(1.0)	(303)	(13.4)
Other	(206)	(1.1)	240	1.0	(84)	(3.8)

Income tax expense (benefit)	$6,570	36.5%	$(9,605)	(39.3)%	$451	20.0%

At December 31, 2010 and 2009, the deferred tax assets and liabilities are composed of the following (in thousands):

December 31,	2010	2009

Deferred tax assets:
Allowance for loan losses	$13,310	$11,553
Net operating loss carryforward	9,486	18,506
AMT credit carryforward	1,149	—
Deferred fees and costs, net	649	510
Equity compensation plans	516	181
Accrued expenses	490	123
Bank premises and equipment	431	263
Non-accrual interest and other	228	500

Subtotal	26,259	31,636

Deferred tax liabilities:
Unrealized holding gain on securities available for sale	(2,193)	(4,150)

Net deferred tax assets	$24,066	$27,486

As of December 31, 2010, the Company had deferred tax assets arising from deductible temporary differences and tax losses before being offset against certain deferred tax liabilities and presented in a single amount as net deferred income taxes in the accompanying consolidated balance sheets. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need and amount for a valuation allowance account.

The Company assessed its earnings history and trend over the prior two years, its estimate of future earnings and the expiration dates of its net operating loss carryforwards. Management has positioned the Company for future earnings by aggressively selling underperforming assets and redeploying those proceeds. This will also help stabilize the level of charge-offs to a more normalized level. Secondly, the Company has enhanced the quality of its capital through a debt for equity swap in 2009. While also enhancing the quality of the Company’s capital, this transaction reduces annual interest expense. When considering its overall investment portfolio strategy, the Company has very little tax exempt income and will continue to invest primarily in taxable investments. Based on these assessments, the Company determined that it was more likely than not that the deferred tax assets will be realized before their expiration.

The Company has net operating loss carryforwards of approximately $21 million for Federal income tax and $41 million for New York State (“NYS”) tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire in varying amounts between the year 2027 and 2029. It is anticipated that both the Federal and NYS carryforwards will be utilized prior to their expiration based on the Company’s future years’ projected earnings. In addition, the Company has AMT credit carryover of $1 million which does not expire.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. At December 31, 2010, the Company did not recognize a reserve for uncertain tax positions.

During 2010, the Company reached a resolution of an IRS audit examination for the years ended December 31, 2005 through 2007, and as a result, recorded an AMT credit of $597 thousand that increased the Company’s deferred tax asset. As such, the Company is no longer subject to examination by Federal taxing authorities for years before January 1, 2008. The Company is no longer subject to examination by NYS and New York City taxing authorities for years before January 1, 2007. However, in January 2011, the Company received notification from NYS that the NYS franchise tax returns will be under examination for the years ended December 31, 2007 through 2009.

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

No incentive stock options were granted during 2010, 2009 and 2008. At December 31, 2010, incentive stock options for the purchase of 235,286 shares were outstanding and exercisable. No options were exercised in 2010 or 2009. The total intrinsic value of options exercised for the twelve months ended December 31, 2008 was $293 thousand. The total cash received from option exercises for the twelve months ended December 31, 2008 was $552 thousand, excluding the tax benefit realized for the twelve months ended December 31, 2008 of $37 thousand. In exercising those options, certain employees paid their option exercise price in full or in part by surrendering 36,381 shares at a fair market value of $509 thousand during 2008. The total exercisable shares at December 31, 2010 had no intrinsic value. A summary of stock option activity follows:

	Number of Shares	Weighted-Average Exercise Price Per Share

Outstanding - January 1, 2010	254,319	$15.73
Granted	—	—
Exercised	—	—
Forfeited or expired	(19,033)	10.47

Outstanding - December 31, 2010	235,286	$16.15

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of December 31, 2010:

Range of Exercise Prices	Shares Out standing	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price

$10.28 - $13.61	127,493	1.2 years	$12.11	127,493	$12.11
$19.16 - $22.63	107,793	3.6 years	20.93	107,793	20.93

	235,286	2.3 years	$16.15	235,286	$16.15

Restricted Stock Awards - Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets.

During 2010, the Company awarded 164,988 shares of restricted stock to certain key employees. The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. The fair value of restricted stock awards vested during 2010, 2009 and 2008 was $350 thousand, $67 thousand and $260 thousand, respectively. Based on an estimated forfeiture rate, of the 313,563 shares currently outstanding, 304,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions. The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $1.9 million at December 31, 2010 and is expected to be expensed over the weighted average remaining vesting life of 2.2 years. For the years ended December 31, 2010, 2009 and 2008, $832 thousand, $482 thousand and $184 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the years ended December 31, 2010, 2009 and 2008 of $283 thousand, $164 thousand and $37 thousand, respectively.

A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - January 1, 2010	215,718	$10.81
Granted	164,988	8.20
Vested	(41,543)	8.42
Forfeited or expired	(25,600)	9.64

Nonvested - December 31, 2010	313,563	$9.85

At December 31, 2010, shares totaling 214,038 were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

Non-Plan Stock-Based Compensation – In May 2010, the Company granted an award of 26,777 shares of restricted stock at an average price of $10.27 to the newly appointed Chief Lending Officer of the Bank (the “CLO”). The restricted stock will vest over five years, with one third to vest on the third anniversary of the award date, one third to vest on the fourth anniversary of the award date and the remainder to vest on the fifth anniversary of the award date. The restricted stock award was granted to the CLO as an inducement material to employment with the Company.

In November 2006, the Company granted non-qualified stock options and restricted stock awards to the Chief Executive Officer of the Bank (the “CEO”), pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and are vesting 20% per year over five years. At December 31, 2010, 131,796 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at December 31, 2010 have no intrinsic value. The restricted stock awarded to the CEO totaled 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $300 thousand, $131 thousand and $201 thousand, respectively. A summary of restricted stock activity follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested - January 1, 2010	29,259	$17.94
Granted	26,777	10.27
Vested	(16,724)	17.94

Nonvested - December 31, 2010	39,312	$12.72

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock is $615 thousand at December 31, 2010 and will be expensed over the weighted average remaining vesting life of 1.7 years. For the years ended December 31, 2010, 2009 and 2008, $537 thousand, $479 thousand and $479 thousand, respectively, was recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

11. Employee Benefit Plans

The Bank has an ESOP which is a defined contribution plan covering substantially all full-time employees. Bank contributions to the ESOP represent a minimum of 3% of an employee’s annual gross compensation. Employees become 20% vested after two years of employment, with an additional 20% vesting each year. Full vesting takes place upon the completion of six years of employment. Employee contributions are not permitted. At December 31, 2010, the ESOP had all of its assets invested in the Company’s common stock and cash. The Bank funds all amounts when due. At December 31, 2010 and 2009, the number of shares of stock held by the ESOP totaled 1,265,817 and 1,200,985, respectively, all of which were allocated to employee accounts. None of the allocated shares are subject to a repurchase obligation. Contributions under the ESOP charged to operations amounted to $561 thousand, $1.2 million and $1.4 million in 2010, 2009 and 2008, respectively. In 2010 the Bank elected not to make contributions in excess of the plan minimum.

The Bank has a 401(k) Retirement Plan and Trust (the “401(k) Plan”), which covers substantially all full-time employees. Employees may elect to contribute up to 16% (or up to 35% for employees with annual earnings less than $110,000) of their annual gross compensation to the 401(k) Plan, and the Bank will fully match the employee’s contribution for the first 1% of gross annual compensation and will match one-half of additional employee contributions to a maximum of 3.5%. Employees are fully vested in their own contributions and, after one year of service, the Bank’s contributions. Bank contributions under the 401(k) Plan amounted to $563 thousand, $590 thousand and $522 thousand in 2010, 2009 and 2008, respectively. The Bank funds all amounts as of the last day of the plan year. At December 31, 2010, Bank contributions to the 401(k) Plan were made in shares of the Company’s common stock. Employee contributions to the 401(k) Plan were invested in various bond, equity, stable value or diversified funds as directed by each employee.

The Bank has nonqualified deferred compensation plans (the “Plans”) for certain officers for whom contributions under the ESOP are limited by the applicable provisions of the Internal Revenue Code. There were no such contributions made in 2010. Bank contributions under the Plans totaled $2 thousand and $50 thousand in 2009 and 2008, respectively.

12. Commitments and Contingent Liabilities

Leases - The Company is obligated under various leases covering certain equipment, branches, office space and the land on which its head office is built. The minimum payments under these leases, certain of which contain escalation clauses, are (in thousands):

2011	$3,066
2012	1,824
2013	1,428
2014	1,468
2015	1,335
Remainder to 2023	4,482

Total	$13,603

Rent expense was approximately $3.1 million, $3.4 million and $3.5 million for 2010, 2009 and 2008, respectively.

Directors’ Stock Plan - The Company approved a Directors’ Stock Plan (the “1998 DSP”) in 1998 for each outside director and the secretary to the Board of Directors that expired in April 2008. Pursuant to the 1998 DSP, each participant received an award of share credits in the period 1999 - 2004. Effective annually as of January 1, 2005, each participant was granted an award of share credits in respect to the preceding year in an amount equal to $14 thousand divided by the market value of one share of stock as of the last reported sale price on the last day of the calendar year. All awards are pro-rated where a participant did not serve for all of the preceding year. During 2008, a total of 9,842 shares were distributed to retired directors and 41,609 shares, awarded to participating directors, were transferred to a Rabbi Trust and subsequently distributed in January 2009. The Bank charged approximately $159 thousand during 2008 to operations related to this Plan.

In 2008, the Company adopted the Non-employee Directors’ Stock Plan (the “2008 DSP”) for each outside director and provides for the award of 1,500 shares annually of the Company’s stock to eligible directors at the discretion of the Executive Compensation Committee. All grants may be pro-rated where a participant does not serve for the entire year. The 2008 DSP will expire in April of 2018 and the maximum aggregate number of shares of stock which may be issued under the 2008 DSP is 200,000 shares. For the initial calendar year beginning on May 1, 2008, a total of 10,625 share grants were awarded to eleven outside directors. In 2010 and 2009, the Company awarded 14,000 and 13,875 shares, respectively, to ten outside directors. The shares are distributed in the year following the award. The Bank charged approximately $102 thousand, $140 thousand and $135 thousand in 2010, 2009 and 2008, respectively, to operations related to this plan.

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

Other - The Bank is required to maintain balances with the Federal Reserve Bank of New York to satisfy reserve requirements. These balances averaged approximately $12 million and $13 million in 2010 and 2009, respectively.

13. State Bancorp, Inc. (Parent Company Only)

Certain condensed financial information follows (dollars in thousands):

December 31,	2010	2009

BALANCE SHEET
Assets:
Cash	$602	$2,112
Dividends receivable and other assets	1,677	2,059
Investment in the Bank	174,199	165,014
Investment in the Trusts	623	623

Total Assets	$177,101	$169,808

Liabilities:
Junior subordinated debentures	$20,620	$20,620
Dividends payable and other liabilities	1,629	673

Total Liabilities	22,249	21,293

Stockholders’ Equity:
Preferred stock	36,245	36,016
Common stock	175	173
Warrant	1,057	1,057
Surplus	179,293	178,673
Retained deficit	(51,378)	(57,432)
Treasury stock	(13,872)	(16,276)
Accumulated other comprehensive income, net of taxes	3,332	6,304

Total Stockholders’ Equity	154,852	148,515

Total Liabilities and Stockholders’ Equity	$177,101	$169,808

For the years ended December 31,	2010	2009	2008

INCOME STATEMENT
Dividends from the Bank, net of expenses	$(110)	$(915)	$5,319
Interest expense on temporary borrowings	—	—	9
Interest expense on subordinated notes	—	852	925
Interest expense on junior subordinated debentures	729	850	1,349
Benefit for income taxes	(277)	(880)	(772)
Equity in the undistributed earnings (distributions in excess of earnings) of the Bank and the Trusts	12,003	(13,083)	(2,001)

Net Income	$11,441	$(14,820)	$1,807

CASH FLOWS
Operating Activities:
Net Income	$11,441	$(14,820)	$1,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Expenses associated with the exchange of subordinated notes for common equity	—	737	—
Stock-based compensation expense	1,369	938	923
Directors’ stock plan expense	102	140	293
Decrease (increase) in receivable - current income taxes	—	230	13,708
Decrease (increase) in other assets	382	188	(1,417)
Increase (decrease) in other liabilities	994	570	(12,774)
(Equity in the undistributed earnings) distributions in excess of earnings of the Bank and the Trusts	(12,003)	13,083	2,001

Net cash provided by operating activities	2,285	1,066	4,541

Financing Activities:
Cash dividends paid on common stock	(3,316)	(2,919)	(7,149)
Cash dividends paid on preferred stock	(1,842)	(1,740)	—
Proceeds from issuance of preferred shares and common stock warrant	—	—	36,842
Proceeds from issuance of common stock	333	381	3,530
Proceeds from reissuance of treasury stock	1,184	171	—
Capital contribution to the Bank	(176)	(179)	(34,179)
Return of capital from the Trusts	22	28	41

Net cash used in financing activities	(3,795)	(4,258)	(915)

Net changes in cash	(1,510)	(3,192)	3,626
Cash at beginning of year	2,112	5,304	1,678

Cash at End of Year	$602	$2,112	$5,304

SUPPLEMENTAL DATA:
Common stock exchanged for subordinated notes	$—	$10,768	$—

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

In addition, during the second and third quarters of 2009, the unhedged customer interest rate swap transactions were once again offset by an institutional dealer. As all customer interest rate swap transactions are now hedged, we expect that their future impact on the Company’s financial statements will be immaterial. For the twelve months ended December 31, 2010 and 2009, net losses of $50 thousand and $38 thousand, respectively, were recognized. The 2009 amount includes the gain of $221 thousand on the sale of the Bank’s claims against Lehman and Lehman Special Financing. For the twelve months ended December 31, 2008, a net gain of $1.1 million was recognized. At December 31, 2010 and 2009, the total gross notional amount of swap transactions outstanding was $35 million and $37 million, respectively.

Information on the Company’s derivative financial instruments at December 31, 2010 and 2009 follows (in thousands):

	Fair Values of Derivative Instruments at December 31,

		2010	2009

	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$2,111	$1,836
Interest rate contracts	Other liabilities	$2,198	$1,873

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $219 million and $232 million, respectively. Approximately $192 million and $195 million of these commitments were at variable rates and $27 million and $37 million were at fixed rates, including LIBOR-based loans, at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the fixed rate commitments had interest rates ranging from approximately 2.38% to 7.00% and 2.30% to 7.23%, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Most letters of credit expire within one year. At December 31, 2010 and 2009, the Bank had letters of credit outstanding of approximately $14 million and $15 million, respectively. At December 31, 2010, the uncollateralized portion was approximately $2 million.

15. Fair Value

Fair value estimates are made as of a specific point in time based on the characteristics of financial instruments and market information. Where available, quoted market prices are used. However, markets do not exist for a portion of the Company’s financial instruments and, as a result, fair value estimates require judgments regarding future cash flows. These judgments are subjective in nature, involve uncertainties and therefore may change significantly at future measurement dates. The fair value information that follows is intended to supplement, but not replace, the basic consolidated financial statements and other traditional financial data presented throughout this report. The calculation of estimated fair values is based on market conditions at December 31, 2010 and 2009 and is not reflective of current or future fair values. Furthermore, the value of long-term relationships with depositors is not reflected. The value of those relationships is significant.

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

Securities Held to Maturity and Securities Available for Sale – For securities held to maturity and securities available for sale, the estimated fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities. For securities available for sale, the carrying amount is the estimated fair value.

Federal Home Loan Bank and Other Restricted Stock – Determining the fair value of Federal Home Loan Bank stock is not practicable due to restrictions placed on its transferability. For other restricted stock, the carrying amount is a reasonable estimate of fair value.

Loans - For certain homogeneous categories of loans, such as some residential real estate loans and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of demand deposits and savings accounts is estimated by discounting the expected future cash flows against the interest rate swap curve, as it best represents the cost of alternative funding sources. The fair value of fixed-maturity certificates of deposit is estimated using the interest rate swap rates of similar term points.

Senior Unsecured Debt - The fair value of senior unsecured debt is estimated using the interest rate swap rates of similar term and repricing points and spreads of equivalent new issues.

Junior Subordinated Debentures - The fair value of junior subordinated debentures is estimated using observed market prices.

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

The carrying amounts and estimated fair values of financial instruments are as follows (in thousands):

At December 31,	2010		2009

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$23,121	$23,121	$28,624	$28,624
Accrued interest receivable	5,776	5,776	6,137	6,137
Securities held to maturity	22,000	21,890	—	—
Securities available for sale	361,158	361,158	415,985	415,985
Federal Home Loan Bank and other restricted stock	6,381	N/A	7,361	N/A
Loans - net of the allowance for loan losses	1,098,292	1,109,500	1,068,924	1,077,999

Financial liabilities:
Deposits	$1,348,735	$1,257,572	$1,349,562	$1,163,127
Senior unsecured debt	29,000	29,386	29,000	28,848
Junior subordinated debentures	20,620	11,470	20,620	12,585
Accrued interest payable	650	650	686	686
Temporary borrowings	25,000	25,000	48,000	48,000

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Other Observable Inputs (Level 2)

Assets:

Securities Available for Sale:
Obligations of states and political subdivisions	$1,906	$1,906
Government agency securities	40,556	40,556
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	110,748	110,748
FNMA	113,617	113,617
GNMA	89,472	89,472
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	4,859	4,859

Total Securities Available for Sale	$361,158	$361,158

Derivatives	$2,111	$2,111

Liabilities:

Derivatives	$2,198	$2,198

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Other Observable Inputs (Level 2)

Assets:
Securities Available for Sale:
Obligations of states and political subdivisions	$12,421	$12,421
Government agency securities	22,910	22,910
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	179,701	179,701
FNMA	152,470	152,470
GNMA	48,483	48,483

Total Securities Available for Sale	$415,985	$415,985

Derivatives	$1,836	$1,836

Liabilities:

Derivatives	$1,873	$1,873

The table below presents a reconciliation and statement of operations classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Available for Sale Securities

	December 31, 2010	December 31, 2009

Beginning balance	$—	$5,865
other-than-temporary impairment	—	(4,000)
Included in other comprehensive income	—	—
Transfers (out of) into Level 3	—	(1,865)

Ending balance	$—	$—

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

	December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans:
Commercial and industrial - general purpose	$18,321	$18,321
Real estate - commercial mortgage	1,437	1,437
Real estate - residential mortgage	720	720
Real estate - commercial construction	6,018	6,018
Real estate - residential construction	1,034	1,034

Total impaired loans	$27,530	$27,530

	December 31, 2009	Fair Value Measurements at December 31, 2009 Using Significant Unobservable Input s (Level 3)

Assets:
Impaired loans	$3,595	$3,595
Loans held for sale	$670	$670

Impaired loans with specific allocations had a principal amount of $40 million and $4 million, with a valuation allowance of $13 million and $836 thousand at December 31, 2010 and December 31, 2009, respectively. The provision for losses on impaired loans was $13 million and ($144) thousand for the twelve months ended December 31, 2010 and 2009, respectively. No loans were transferred to loans held for sale in 2010. Net sales and payments received on loans held for sale totaled $992 thousand for the twelve months ended December 31, 2010. Charge-offs of $13 million were incurred on loans transferred to loans held for sale for the twelve months ended December 31, 2009. (See also Loans – Net footnote.)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of December 31, 2010 and December 31, 2009. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts (in thousands) and ratios are as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered Well-Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Tier I Capital to Total Adjusted Average Assets (Leverage):
The Company	$153,261	9.53%	$64,294	4.00%	N/A	N/A
The Bank	$152,608	9.50%	$64,269	4.00%	$80,336	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$153,261	12.29%	$49,895	4.00%	N/A	N/A
The Bank	$152,608	12.23%	$49,930	4.00%	$74,896	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$169,069	13.55%	$99,791	8.00%	N/A	N/A
The Bank	$168,427	13.49%	$99,861	8.00%	$124,826	10.00%

As of December 31, 2009:
Tier I Capital to Total Adjusted Average Assets (Leverage):
The Company	$138,575	8.68%	$63,890	4.00%	N/A	N/A
The Bank	$135,074	8.46%	$63,880	4.00%	$79,850	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$138,575	11.26%	$49,227	4.00%	N/A	N/A
The Bank	$135,074	10.98%	$49,227	4.00%	$73,840	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$154,123	12.52%	$98,454	8.00%	N/A	N/A
The Bank	$150,622	12.24%	$98,453	8.00%	$123,066	10.00%

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

Generally, for regulatory capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date based on its projected future taxable income or (ii) 10% of the amount of an institution’s Tier I capital. Based on these restrictions, at December 31, 2010, $18 million of the Company’s net deferred tax assets were deducted from Tier I capital and risk-weighted assets compared to $24 million at December 31, 2009. The Company anticipates that the amount of its net deferred tax assets disallowed for regulatory capital purposes will gradually decline in coming quarters as it anticipates future taxable income.

In December 2008, the Treasury purchased 36,842 shares of the Company’s Series A Preferred Stock with a redemption and liquidation value of $36.8 million and an initial annual dividend of 5% for five years and 9% thereafter. When originally issued, the preferred stock could not be redeemed for a period of three years from the date of the investment, except with the proceeds from a qualified equity offering (the sale by the Company of common or preferred stock for cash). After the third anniversary of the date of this investment, the preferred stock could be redeemed, in whole or in part, at any time, at the option of the Company. However, pursuant to the ARRA, subject to approval by the Treasury and the Company’s federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period. The preferred stock qualifies as Tier I capital for regulatory reporting purposes.

The Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market value of $5.5 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires in ten years. The Company allocated $1.1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through December 31, 2010, $460 thousand of the discount has been accreted to preferred stock.

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

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2010, no dividends were available to the Company from the Bank according to these limitations without seeking regulatory approval. Additionally, under the CPP the Company must receive consent from the Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008. The Company’s last quarterly cash dividend declared prior to October 14, 2008, was the $0.10 per common share declared on July 29, 2008. The Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

17. Selected Quarterly Financial Data (Unaudited)
(dollars in thousands, except per share data)

	2010				2009

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$18,563	$18,989	$18,916	$20,054	$19,574	$19,574	$19,162	$19,770
Interest expense	2,775	2,960	3,028	3,069	3,401	3,967	4,143	4,490

Net interest income	15,788	16,029	15,888	16,985	16,173	15,607	15,019	15,280
Provision for loan losses (1)	2,700	2,500	5,450	2,250	23,000	3,000	3,500	10,000

Net interest income after provision for loan losses	13,088	13,529	10,438	14,735	(6,827)	12,607	11,519	5,280

Other income (2)	1,677	2,020	3,386	1,162	862	1,794	1,546	(2,703)
Operating expenses	9,291	10,556	11,181	10,996	15,466	11,341	11,534	10,162

Income (loss) before income taxes	5,474	4,993	2,643	4,901	(21,431)	3,060	1,531	(7,585)
Provision (benefit) for income taxes	1,919	1,783	984	1,884	(8,691)	1,119	459	(2,492)

Net income (loss)	3,555	3,210	1,659	3,017	(12,740)	1,941	1,072	(5,093)

Preferred dividends and accretion	518	517	518	518	515	515	514	514

Net income (loss) available to common stockholders	$3,037	$2,693	$1,141	$2,499	$(13,255)	$1,426	$558	$(5,607)

Basic earnings (loss) per common share (3) (4)	$0.19	$0.17	$0.07	$0.15	$(0.89)	$0.10	$0.04	$(0.39)
Diluted earnings (loss) per common share (3)	$0.18	$0.17	$0.07	$0.15	$(0.89)	$0.10	$0.04	$(0.39)

(1) 4th quarter 2009 amount reflects increased net charge-offs due largely to the sale of non-performing loans.

(2) 1st quarter 2009 amount includes other-than-temporary impairment losses on securities.

(3) The sum of the four quarters’ (loss) earnings per common share in 2009 will not equal the full year amount as a result of the December 2009 exchange of the Company’s $10 million of 8.25% subordinated notes for an aggregate of 1,656,600 shares of common stock.

(4) The sum of the four quarters’ basic earnings per common share in 2010 will not equal the full year amount as a result of the inclusion of unvested share-based payment awards under the two class method.

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting for financial presentations as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission as described in Internal Control-Integrated Framework. Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles in the United States of America as of December 31, 2010.

The Company’s independent registered public accounting firm has audited and issued their report on the effectiveness of the Company’s internal control over financial reporting.

Thomas M. O’Brien
President and Chief Executive Officer
State Bancorp, Inc.
March 10, 2011

Brian K. Finneran
Chief Financial Officer
State Bancorp, Inc.
March 10, 2011

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Please refer to “Report of Independent Registered Public Accounting Firm” contained in Item 8. Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”). The identification of the directors of the Company may be found under “Proposal 1 - Election of Directors.” The identification of the executive officers of the Company may be found under “Executive Officers.” There exists no family relationship between any director and executive officer. Disclosure of the Audit Committee and the audit committee financial expert may be found under “Corporate Governance – Audit Committee Independence, Financial Literacy and Audit Committee Financial Expert.” Compliance with section 16(a) of the Exchange Act may be found under “Section 16(a) Beneficial Ownership Reporting Compliance.” The Company has a Code of Ethics and Business Conduct that applies to all employees, officers and directors of the Company and its direct and indirect subsidiaries, as well as a Code of Ethics for the Chief Executive and Senior Financial Officers, and they are posted on the Company’s website at www.statebankofli.com.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company’s 2011 Proxy Statement. Executive compensation may be found under “Executive Compensation.” Compensation Committee Interlocks and Insider Participation may be found under “Corporate Governance – Executive Compensation Committee – Compensation Committee Interlocks and Insider Participation” and the Compensation Committee Report may be found under “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Company’s 2011 Proxy Statement. Security ownership of certain beneficial owners and management may be found under “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Directors and Executive Officers.”

Additionally, information about the Company’s equity compensation plans is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	235,286	16.15	389,538
Equity compensation plans not approved by security holders (1)	164,745	17.84	—

Total	400,031	16.85	389,538

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

Incorporated herein by reference to the Company’s 2011 Proxy Statement. Certain relationships and related transactions may be found under “Certain Relationships and Related Party Transactions” and “Proposal 1 - Election of Directors.” Director independence may be found under “Corporate Governance – Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the Company’s 2011 Proxy Statement. Audit fees, audit-related fees, tax fees and all other fees may be found under “Proposal 2 – Ratification of the Appointment of Crowe Horwath LLP as the Independent Registered Public Accounting Firm of the Company - Audit Fees.” Disclosure of the Audit Committee’s pre-approval of policies and procedures may be found under “Proposal 2 - Ratification of the Appointment of Crowe Horwath LLP as the Independent Registered Public Accounting Firm of the Company – Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.”

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

No.	Item	Method of Filing

(3)	Articles of incorporation and By-Laws
3.1	Restated Certificate of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
3.2	By-Laws, as amended and restated	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
(4)	Instruments defining the rights of security holders
4.1	Form of Registration Rights Agreement	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006.
4.2	Section 4B to the Company’s Restated Certificate of Incorporation, establishing the terms of the Series A Preferred Stock, issued December 5, 2008	Incorporated by reference from Exhibit 3.1 herein.
4.3	Form of Certificate for the Series A Preferred Stock	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008.
4.4	Warrant for purchase of shares of common stock, issued on December 5, 2008	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 10, 2008.
4.5	State Bancorp, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on July 29, 2008	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3, filed on August 8, 2008 (File No. 333-40424).
4.6	State Bancorp, Inc. Amendment No. 1 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on January 27, 2009	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on February 5, 2009.
4.7	State Bancorp, Inc. Amendment No. 2 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on February 17, 2011	Incorporated by reference from Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3D, filed on March 1, 2011 (File No. 333-157108)
(10)	Material contracts
10.1	Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.2	Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.3	Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.4	Form of Deferred Compensation Agreement for directors	Incorporated by reference from exhibit 10a (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.5	Form of Deferred Compensation Agreement for employees	Incorporated by reference from exhibit 10a (iv)

to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.6	Directors’ Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986.
10.7	Agreements of participants surrendering their rights under the directors’ incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10.8	Agreements of participants modifying agreements described in item 10.7	Incorporated by reference from exhibit 10b (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996.
10.9	Form of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007.
10.10	Form of amendment of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10e (vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
10.11	Form of change of control employment agreement	Incorporated by reference from exhibit 10e (viii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
10.12	State Bank of Long Island 401(k) Retirement Plan and Trust, as amended
10.12.1	Basic Plan, as amended	Filed herein.
10.12.2	Adoption Agreement, as amended	Filed herein.
10.13	State Bancorp, Inc. Employee Stock Ownership Plan (December 1, 2008 Restatement)	Filed herein.
10.14	1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.
10.15	Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m) to the Company’s Current Report on Form 8-K filed on November 7, 2006.
10.16	Nonqualified Stock Option Agreement	Incorporated by reference from exhibit 10 (m)(i) to the Company’s Current Report on Form 8-K filed on November 15, 2006.
10.17	Restricted Stock Award Agreement	Incorporated by reference from exhibit 10 (m)(ii) to the amendment to the Company’s Current Report on Form 8-K/A filed on November 21, 2006.
10.18	Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 17, 2008.
10.19	2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 23, 2006.
10.20	2008 Non-Employee Directors Stock Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement

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

Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009.
10.24	Form of Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.25	Form of Second Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.26	Form of Second Amendment of Change of Control Employment Agreement	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.27	Form of 2006 Equity Compensation Plan Restricted Stock Award Agreement, as amended (effective date December 21, 2010)	Filed herein.
10.28	Memo to Brian K. Finneran regarding Incentive Compensation Award	Incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.29	Memo to Patricia M. Schaubeck regarding Incentive Compensation Award	Incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.30	Restricted Stock Award Agreement dated as of May 13, 2010 by and between State Bancorp, Inc. and Thomas Iadanza	Incorporated by reference from exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 5, 2010.
10.31	Officers’ Deferred Compensation Plan of State Bancorp, Inc.	Filed herein.
14.1	Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004.
14.2	Code of Business Conduct and Ethics, as amended	Filed herein.
23	Consent of Independent Registered Public Accounting Firm	Filed herein.
24	Power of Attorney	Filed herein.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.
99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer	Filed herein.
99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

STATE BANCORP, INC.

By:	/s/ Thomas M. O’Brien

Thomas M. O’Brien,
President and Chief Executive Officer
Date:	March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. O’Brien	President and Chief Executive Officer	March 10, 2011

Thomas M. O’Brien

/s/ Brian K. Finneran	Chief Financial Officer (principal accounting officer)	March 10, 2011

Brian K. Finneran

Thomas E. Christman*	Director
Michael Donahue*	Director
Arthur Dulik, Jr.*	Director
Donald C. Fleming*	Director
Nicos Katsoulis*	Director
John J. LaFalce*	Director
Richard J. Lashley*	Director
John F. Picciano*	Director
Suzanne H. Rueck*	Director
Andrew J. Simons*	Director
Jeffrey S. Wilks*	Director

*By:
/s/ Brian K. Finneran

Brian K. Finneran
Attorney-in-fact
March 10, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	Method of Filing

(3)	Articles of incorporation and By-Laws
3.1	Restated Certificate of Incorporation	Incorporated by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
3.2	By-Laws, as amended and restated	Incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
(4)	Instruments defining the rights of security holders
4.1	Form of Registration Rights Agreement	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006.
4.2	Section 4B to the Company’s Restated Certificate of Incorporation, establishing the terms of the Series A Preferred Stock, issued December 5, 2008	Incorporated by reference from Exhibit 3.1 herein.
4.3	Form of Certificate for the Series A Preferred Stock	Incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008.
4.4	Warrant for purchase of shares of common stock, issued on December 5, 2008	Incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 10, 2008.
4.5	State Bancorp, Inc. Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on July 29, 2008	Incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S- 3, filed on August 8, 2008 (File No. 333- 40424).
4.6	State Bancorp, Inc. Amendment No. 1 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on January 27, 2009	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S- 3 filed on February 5, 2009.
4.7	State Bancorp, Inc. Amendment No. 2 to Amended and Restated Dividend Reinvestment and Stock Purchase Plan No. 2, as adopted on February 17, 2011	Incorporated by reference from Exhibit 4.3 to the Company’s Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-3D, filed on March 1, 2011 (File No. 333-157108)
(10)	Material contracts
10.1	Deferred Compensation Arrangements	Incorporated by reference from exhibit 10a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.2	Form of April 2004 Agreement Relating to Deferred Compensation Agreements	Incorporated by reference from exhibit 10a (i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.3	Form of Supplemental Employee Retirement Agreement	Incorporated by reference from exhibit 10a (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.4	Form of Deferred Compensation Agreement for directors	Incorporated by reference from exhibit 10a

Exhibit No.	Description of Exhibit	Method of Filing

(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.5	Form of Deferred Compensation Agreement for employees	Incorporated by reference from exhibit 10a (iv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005.
10.6	Directors’ Incentive Retirement Plan	Incorporated by reference from exhibit 10c to the Company’s Annual Report on Form 10-K for the year ended December 31, 1986.
10.7	Agreements of participants surrendering their rights under the directors’ incentive retirement plan.	Incorporated by reference from exhibit 10b (ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.
10.8	Agreements of participants modifying agreements described in item 10.7	Incorporated by reference from exhibit 10b (iii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 filed on April 1, 1996.
10.9	Form of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007.
10.10	Form of amendment of amended and restated change of control employment agreement	Incorporated by reference from exhibit 10e (vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
10.11	Form of change of control employment agreement	Incorporated by reference from exhibit 10e (viii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.
10.12	State Bank of Long Island 401(k) Retirement Plan and Trust, as amended
10.12.1	Basic Plan, as amended	Filed herein.
10.12.2	Adoption Agreement, as amended	Filed herein.
10.13	State Bancorp, Inc. Employee Stock Ownership Plan (December 1, 2008 Restatement)	Filed herein.
10.14	1999 Incentive Stock Option Plan	Incorporated by reference from exhibit 10i to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.
10.15	Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m) to the Company’s Current Report on Form 8-K filed on November 7, 2006.
10.16	Nonqualified Stock Option Agreement	Incorporated by reference from exhibit 10 (m)(i) to the Company’s Current Report on Form 8-K filed on November 15, 2006.
10.17	Restricted Stock Award Agreement	Incorporated by reference from exhibit 10 (m)(ii) to the amendment to the Company’s Current Report on Form 8-K/A filed on November 21, 2006.
10.18	Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from exhibit 10 (m)(iii) to the Company’s Annual Report on Form 10-K for the year ended December 31,

Exhibit No.	Description of Exhibit	Method of Filing

2007 filed on March 17, 2008.
10.19	2006 Equity Compensation Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 23, 2006.
10.20	2008 Non-Employee Directors Stock Plan	Incorporated by reference from appendix 1 to the Company’s Schedule 14A/Proxy Statement filed on March 31, 2008.
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

Incorporated by reference from exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 30, 2009.
10.24	Form of Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.25	Form of Second Amendment of Amended and Restated Employment Agreement by and among State Bancorp, Inc., State Bank of Long Island and Thomas M. O’Brien	Incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.26	Form of Second Amendment of Change of Control Employment Agreement	Incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.27	Form of 2006 Equity Compensation Plan Restricted Stock Award Agreement, as amended (effective date December 21, 2010)	Filed herein.
10.28	Memo to Brian K. Finneran regarding Incentive Compensation Award	Incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.29	Memo to Patricia M. Schaubeck regarding Incentive Compensation Award	Incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010.
10.30	Restricted Stock Award Agreement dated as of May 13, 2010 by and between State Bancorp, Inc. and Thomas Iadanza	Incorporated by reference from exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 5, 2010.
10.31	Officers’ Deferred Compensation Plan of State Bancorp, Inc.	Filed herein.
14.1	Code of Ethics for Chief Executive and Senior Financial Officers	Incorporated by reference from exhibit 14a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004.

Exhibit No.	Description of Exhibit	Method of Filing

14.2	Code of Business Conduct and Ethics, as amended	Filed herein.
23	Consent of Independent Registered Public Accounting Firm	Filed herein.
24	Power of Attorney	Filed herein.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herein.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herein.
99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer	Filed herein.
99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer	Filed herein.