Form 10-Q
period 2011-03-31
STATE BANCORP INC
filed 2011-05-06
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2011

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

As of April 18, 2011, there were 16,964,433 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

Table of Contents

		Page
	PART I
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2011 and December 31, 2010	1
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2011 and 2010	2
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2011 and 2010	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43
	PART II
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults upon Senior Securities	45
Item 4.	Removed and Reserved	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
	Signatures	47

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS:
Cash and non-interest-bearing balances due from banks	$18,931	$13,887
Interest-bearing balances due from banks	23,359	9,234
Securities held to maturity (estimated fair value of $21,890 in 2011 and 2010)	22,000	22,000
Securities available for sale - at estimated fair value	310,187	361,158
Federal Home Loan Bank and other restricted stock	6,291	6,381
Loans (net of allowance for loan losses of $27,589 in 2011 and $33,078 in 2010)	1,120,680	1,098,292
Bank premises and equipment - net	6,178	6,264
Bank owned life insurance	30,589	31,728
Net deferred income taxes	22,938	24,066
Prepaid FDIC assessment	4,975	5,456
Other assets	13,607	11,513
TOTAL ASSETS	$1,579,735	$1,589,979
LIABILITIES:
Deposits:
Demand	$376,097	$343,331
Savings	600,556	632,425
Time	362,472	372,979
Total deposits	1,339,125	1,348,735
Other temporary borrowings	23,000	25,000
Senior unsecured debt	29,000	29,000
Junior subordinated debentures	20,620	20,620
Other accrued expenses and liabilities	10,544	11,772
Total liabilities	1,422,289	1,435,127
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842	36,306	36,245
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,588,825 shares in 2011 and 17,518,827 shares in 2010; outstanding 16,876,233 shares in 2011 and 16,695,808 shares in 2010	176	175
Warrant	1,057	1,057
Surplus	179,095	179,293
Retained deficit	(49,638)	(51,378)
Treasury stock (712,592 shares in 2011 and 823,019 shares in 2010)	(12,012)	(13,872)
Accumulated other comprehensive income (net of taxes of $1,621 in 2011 and $2,193 in 2010)	2,462	3,332
Total stockholders' equity	157,446	154,852
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,579,735	$1,589,979

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010
(dollars in thousands, except per share data)

	Three Months
	2011	2010
INTEREST INCOME:
Interest and fees on loans	$15,080	$15,622
Securities held to maturity - taxable	216	-
Securities available for sale - taxable	2,610	4,366
Securities available for sale - tax-exempt	12	27
Dividends on Federal Home Loan Bank and other restricted stock	33	35
Interest on balances due from banks	4	4
Total interest income	17,955	20,054
INTEREST EXPENSE:
Deposits	1,877	2,581
Temporary borrowings	18	32
Senior unsecured debt	280	280
Junior subordinated debentures	178	176
Total interest expense	2,353	3,069
Net interest income	15,602	16,985
Provision for loan losses	1,900	2,250
Net interest income after provision for loan losses	13,702	14,735
NON-INTEREST INCOME:
Service charges on deposit accounts	442	450
Net gains on sales of securities	82	256
Income from bank owned life insurance	100	142
Other operating income	511	314
Total non-interest income	1,135	1,162
Income before operating expenses	14,837	15,897
OPERATING EXPENSES:
Salaries and other employee benefits	5,866	5,996
Occupancy	1,422	1,419
Equipment	324	304
Legal	112	181
Marketing and advertising	308	453
FDIC and NYS assessment	600	672
Credit and collection	97	198
Data processing	262	262
Other operating expenses	998	1,511
Total operating expenses	9,989	10,996
INCOME BEFORE INCOME TAXES	4,848	4,901
PROVISION FOR INCOME TAXES	1,812	1,884
NET INCOME	3,036	3,017

Preferred dividends and accretion	521	518
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,515	$2,499

NET INCOME PER COMMON SHARE - BASIC	$0.15	$0.15
NET INCOME PER COMMON SHARE - DILUTED	$0.15	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	16,444,404	16,137,042
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	16,561,203	16,173,871

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010
(dollars in thousands, except per share data)
	Three Months
	2011	2010
Preferred Stock
Balance, January 1	$36,245	$36,016
Accretion of discount on preferred shares	61	57
Balance, March 31	36,306	36,073
Common Stock
Balance, January 1	175	173
Shares issued under the dividend reinvestment plan (13,445 shares in 2011 and 10,691 shares in 2010; at 95% of market value)	-	-
Stock options exercised (18,219 shares in 2011)	-	-
Stock issued under directors' stock plan (14,000 shares in 2011 and 13,875 shares in 2010)	-	-
Stock-based compensation (24,334 shares in 2011 and 27,777 shares in 2010)	1	-
Balance, March 31	176	173
Warrant
Balance, January 1 and March 31	1,057	1,057
Surplus
Balance, January 1	179,293	178,673
Shares issued under the dividend reinvestment plan (13,445 shares in 2011 and 10,691 shares in 2010; at 95% of market value)	118	74
Stock options exercised (18,219 shares in 2011)	187	-
Stock issued under directors' stock plan (14,000 shares in 2011 and 13,875 shares in 2010)	102	140
Stock-based compensation (24,334 shares in 2011 and 27,777 shares in 2010)	186	461
Treasury stock reissued (110,427 shares in 2011 and 142,665 shares in 2010)	(791)	(1,220)
Balance, March 31	179,095	178,128
Retained Deficit
Balance, January 1	(51,378)	(57,432)
Net income	3,036	3,017
Accretion of discount on preferred shares	(61)	(57)
Stock-based compensation (24,334 shares in 2011 and 27,777 shares in 2010)	66	-
Cash dividend on common stock ($0.05 per share)	(841)	(817)
Cash dividend on preferred stock (5% per annum)	(460)	(461)
Balance, March 31	(49,638)	(55,750)
Treasury Stock
Balance, January 1	(13,872)	(16,276)
Treasury stock reissued (110,427 shares in 2011 and 142,665 shares in 2010)	1,860	2,404
Balance, March 31	(12,012)	(13,872)
Accumulated Other Comprehensive Income
Balance, January 1	3,332	6,304
Unrealized (losses) gains (1)	(820)	385
Reclassification adjustment (2)	(50)	(154)
Balance, March 31	2,462	6,535
Total Stockholders' Equity, March 31	$157,446	$152,344

Comprehensive Income
Net income	$3,036	$3,017
Other comprehensive income, net of tax:
Unrealized (losses) gains (1)	(820)	385
Reclassification adjustment (2)	(50)	(154)
Total other comprehensive income, net of tax	(870)	231
Total Comprehensive Income, March 31	$2,166	$3,248

(1) Unrealized gains (losses) on securities available for sale, net of taxes of ($540) and $253 in 2011 and 2010, respectively.
(2) Adjustment for (gains) losses included in net income, net of taxes of $32 and $102 in 2011 and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended March 31, 2011 and 2010
(in thousands)
	Three Months
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,036	$3,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	2,250
Depreciation and amortization of bank premises and equipment	409	390
Amortization of net premium on securities	920	506
Deferred income tax expense	1,701	1,201
Net gains on sales of securities	(82)	(256)
Income from bank owned life insurance	(100)	(142)
Change in fair value of derivative contracts	(8)	16
Stock-based compensation expense - net	252	461
Directors' stock plan expense	35	27
Net payments and proceeds from sales of loans held for sale	2,300	150
Increase in other assets	(2,343)	(3,606)
Decrease in prepaid FDIC assessment	481	523
Decrease in other accrued expenses and other liabilities	(905)	(344)
Net cash provided by operating activities	7,596	4,193
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	47,639	8,785
Proceeds from prepayments and maturities of securities available for sale	27,993	33,816
Purchases of securities available for sale	(26,941)	(19,657)
Decrease in Federal Home Loan Bank and other restricted stock	90	2,025
Increase in loans - net	(26,588)	(4,352)
Benefit payments received on bank owned life insurance	1,239	-
Purchases of bank premises and equipment - net	(323)	(316)
Net cash provided by investing activities	23,109	20,301
FINANCING ACTIVITIES:
Increase (decrease) in demand and savings deposits	897	(64,527)
(Decrease) increase in time deposits	(10,507)	105,611
Decrease in other temporary borrowings	(2,000)	(45,000)
Increase in overnight sweep and settlement accounts, net	-	2,124
Cash dividends paid on common stock	(841)	(817)
Cash dividends paid on preferred stock	(460)	(461)
Proceeds from reissuance of treasury stock	1,070	1,184
Proceeds from shares issued pursuant to compensation awards	187	-
Proceeds from shares issued under dividend reinvestment plan	118	74
Net cash used in financing activities	(11,536)	(1,812)
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,169	22,682
CASH AND CASH EQUIVALENTS - JANUARY 1	23,121	28,624
CASH AND CASH EQUIVALENTS - MARCH 31	$42,290	$51,306
SUPPLEMENTAL DATA:
Interest paid	$2,555	$3,203
Income taxes paid	$200	$597
Loans transferred to held for sale	$2,300	-

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

The Company has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The Company has fully and unconditionally guaranteed all obligations of State Bancorp Capital Trust I and State Bancorp Capital Trust II under the trust agreements relating to the respective trust preferred securities.  (See Note 8 of the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Company’s 2010 Annual Report on Form 10-K.)

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, its condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, its condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2011 and 2010. The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

For the three months ended March 31, 2011, a net credit valuation adjustment (“CVA”) of $8 thousand was recorded as other income. For the three months ended March 31, 2010, a CVA of $16 thousand was recorded as a reduction to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. As all customer interest rate swap transactions are currently offset by swap transactions with institutional dealers, we expect that their future impact on the Company’s financial statements will be immaterial. At both periods of March 31, 2011 and December 31, 2010, the total gross notional amount of swap transactions outstanding was $35 million.

Information on the Company’s derivative financial instruments at March 31, 2011 and December 31, 2010 follows (in thousands).

	Fair Values of Derivative Instruments

		March 31, 2011	December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,862	$2,111
Interest rate contracts	Other liabilities	$1,941	$2,198

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

The allowance consists of specific and general components. The specific component relates to loans that are impaired. Commercial and industrial loans and commercial real estate loans of all loan classes are considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all of the principal and interest due under the contractual terms of the loan. Problem loans, for which certain terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”). Generally, management individually evaluates all non-accrual loans and TDRs in excess of $250 thousand for impairment. Those non-accrual loans and TDRs of all classes with balances less than $250 thousand as well as other groups of smaller-balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. The allowance for loan losses related to loans that are impaired includes reserves which are generally based on underlying collateral, discounted cash flow or the observable market price if the intent is to sell the loan.

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

The following portfolio segments have been identified: commercial and industrial loans (“C&I”), commercial real estate (“CRE”), residential real estate, loans to individuals and tax exempt and other loans. The Bank provides loans to small, moderate size and middle market borrowers and business entities diversified across industries. Loan types primarily include business installment loans, commercial lines of credit and commercial real estate loans. Loans are generally categorized as C&I, CRE and small business loans. C&I loans consist of a broad range of  loans to a wide variety of business clients for acquisition of equipment, machinery or leasehold improvements, short term or seasonal working capital needs, and business expansion. C&I loans also include owner-occupied mortgages where the source of repayment is not from the property. CRE loans consist of loans on multifamily, mixed use, retail, office and industrial property or construction loans. Small business loans are a subset of C&I loans where the origination amount is less than $1 million.

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

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating OTTI, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, 3) whether the market decline was affected by macroeconomic conditions and 4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and the issuer’s financial statements and related disclosures.

Recent Accounting Guidance
In July 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: 1) portfolio segment and 2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of TDRs that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company’s adoption on March 31, 2011 of the disclosures regarding activity in the allowance for loan losses and its adoption on December 31, 2010 of the other disclosures in this ASU except for those parts pertaining to TDRs, being disclosure-related only, had no impact on its results of operations. At its January 4, 2011, meeting, the FASB affirmed its decision to temporarily defer the effective date for TDRs.

In April 2011, the FASB issued the ASU, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We do not expect that this accounting standards update will have a material impact on our financial condition, results of operations or financial statement disclosures.

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

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first three months of 2011, the Company reissued 110,427 shares of common stock previously held in treasury to be used for contributions under the Company’s Employee Stock Ownership (“ESOP”) and 401(k) plans. In addition, the Company issued 69,998 new shares related to the Company’s Directors’ Stock, dividend reinvestment and equity-based compensation plans. The Company has not repurchased any of its common shares thus far in 2011.

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

The computation of earnings per common share for the three months ended March 31, 2011 and 2010 follows (in thousands, except share and per share data).

	Three Months Ended
	March 31,
	2011	2010
Distributed earnings allocated to common stock	$824	$805
Undistributed earnings allocated to common stock	1,638	1,657
Net earnings allocated to common stock	$2,462	$2,462
Average market price	$9.91	$7.45
Weighted average common shares outstanding, including shares considered participating securities (1)	16,798,321	16,381,972
Less: weighted average participating securities (1)	(353,917)	(244,930)
Weighted average common shares outstanding	16,444,404	16,137,042
Dilutive effect of stock options, restricted stock grants and common stock warrants	116,799	36,829
Adjusted common shares outstanding - diluted	16,561,203	16,173,871
Net income per common share - basic	$0.15	$0.15
Net income per common share - diluted	$0.15	$0.15
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569
Other antidilutive potential shares not included in the calculation	413,486	540,518

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at March 31, 2011 and December 31, 2010 follow (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2011
Securities held to maturity:
Corporate securities	$22,000	$-	$(110)	$21,890
Securities available for sale:
Obligations of states and political
subdivisions	$1,880	$13	$-	$1,893
Government Agency securities	40,561	104	(613)	40,052
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	82,585	4,151	(65)	86,671
FNMA	102,372	1,861	(461)	103,772
GNMA	73,609	280	(870)	73,019
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	5,097	-	(317)	4,780
Total securities available for sale	306,104	6,409	(2,326)	310,187
Total securities	$328,104	$6,409	$(2,436)	$332,077

December 31, 2010
Securities held to maturity:
Corporate securities	$22,000	$-	$(110)	$21,890
Securities available for sale:
Obligations of states and political
subdivisions	$1,883	$23	$-	$1,906
Government Agency securities	40,894	176	(514)	40,556
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	106,040	4,803	(95)	110,748
FNMA	111,841	2,190	(414)	113,617
GNMA	89,874	648	(1,050)	89,472
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	5,101	-	(242)	4,859
Total securities available for sale	355,633	7,840	(2,315)	361,158
Total securities	$377,633	$7,840	$(2,425)	$383,048

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at March 31, 2011 are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$8,000	$7,960
Due after five years through ten years	14,000	13,930
Total securities held to maturity	22,000	21,890
Securities available for sale:
Due after one year through five years	8,295	8,352
Due after five years through ten years	21,160	20,848
Due after ten years	12,986	12,745
Subtotal	42,441	41,945
Mortgage-backed securities and
collateralized mortgage obligations - residential	258,566	263,462
Mortgage-backed securities and
collateralized mortgage obligations - commercial	5,097	4,780
Total securities available for sale	306,104	310,187
Total securities	$328,104	$332,077

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Proceeds	$47,639	$8,785
Gross gains	607	256
Gross losses	525	-
Tax provision, net	33	102

Information pertaining to securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	Less than 12 Months		12 Months or Longer		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Securities held to maturity:
Corporate securities	$(110)	$21,890	$-	$-	$(110)	$21,890
Securities available for sale:
Government Agency securities	(613)	22,373	-	-	(613)	22,373
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(65)	8,727	-	-	(65)	8,727
FNMA	(461)	52,578	-	-	(461)	52,578
GNMA	(870)	36,222	-	-	(870)	36,222
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	(317)	4,780	-	-	(317)	4,780
Total securities available for sale	(2,326)	124,680	-	-	(2,326)	124,680
Total securities	$(2,436)	$146,570	$-	$-	$(2,436)	$146,570

December 31, 2010
Securities held to maturity:
Corporate securities	$(110)	$21,890	$-	$-	$(110)	$21,890
Securities available for sale:
Government Agency securities	(514)	14,478	-	-	(514)	14,478
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	(95)	9,702	-	-	(95)	9,702
FNMA	(414)	35,991	-	-	(414)	35,991
GNMA	(1,050)	37,015	-	-	(1,050)	37,015
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	(242)	4,859	-	-	(242)	4,859
Total securities available for sale	(2,315)	102,045	-	-	(2,315)	102,045
Total securities	$(2,425)	$123,935	$-	$-	$(2,425)	$123,935

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

5.  LOANS
At March 31, 2011 and December 31, 2010, net loans disaggregated by class consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Commercial and industrial - owner-occupied mortgage	$191,396	$191,913
Commercial and industrial - general purpose	355,321	339,447
Real estate - commercial mortgage	459,065	449,861
Real estate - residential mortgage	82,524	83,696
Real estate - commercial construction	45,378	44,331
Real estate - residential construction	7,816	14,910
Loans to individuals	4,547	4,770
Tax exempt and other	2,222	2,442
Loans - net of unearned income	1,148,269	1,131,370
Less: Allowance for loan losses	27,589	33,078
Loans - net	$1,120,680	$1,098,292

The following table presents information about the allowance for loan losses (in thousands):

	For the	For the Three Months Ended
	Last	March 31,	December 31,	September 30,	June 30,
	12 Months	2011	2010	2010	2010
Beginning balance	$25,531	$33,078	$32,488	$31,259	$25,531
Provision charged to operations	12,550	1,900	2,700	2,500	5,450
Charge-offs	(11,192)	(7,629)	(2,151)	(1,261)	(151)
Recoveries	700	240	41	(10)	429
Ending balance	$27,589	$27,589	$33,078	$32,488	$31,259

During the first three months of 2011 there have been no changes in the accounting policies or methodology for determining and recording the provision for loan losses.

For the three months ended March 31, 2011, the activity in the allowance for loan losses disaggregated by portfolio segment is shown below. For the three months ended March 31, 2011 and the year ended December 31, 2010, the ending balance in the allowance for loan losses disaggregated by portfolio segment and impairment methodology follows below (in thousands). Also shown below are total loans at March 31, 2011 and December 31, 2010 disaggregated by portfolio segment and impairment methodology (in thousands).

	Commercial and industrial	Real estate - commercial	Real estate - residential (1)	Loans to individuals	Tax exempt and other	Unallocated	Total
March 31, 2011
Total allowance for loan losses:
Beginning balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078
Provision charged to operations	2,112	1,125	(102)	24	1	(1,260)	1,900
Charge-offs	(5,752)	(1,441)	(416)	(20)	-	-	(7,629)
Recoveries	62	168	2	8	-	-	240
Ending balance	$16,566	$7,745	$1,293	$193	$18	$1,774	$27,589

Total allowance for loan losses:
Individually evaluated for impairment	$8,320	$1,006	$-	$-	$-	$-	$9,326
Collectively evaluated for impairment	8,246	6,739	1,293	193	18	1,774	18,263
Ending balance	$16,566	$7,745	$1,293	$193	$18	$1,774	$27,589

Total loans:
Individually evaluated for impairment	$24,542	$12,151	$719	$-	$-	$-	$37,412
Collectively evaluated for impairment	522,175	492,292	89,621	4,547	2,222	-	1,110,857
Ending balance	$546,717	$504,443	$90,340	$4,547	$2,222	$-	$1,148,269

December 31, 2010
Total allowance for loan losses:
Individually evaluated for impairment	$11,728	$729	$123	$-	$-	$-	$12,580
Collectively evaluated for impairment	8,416	7,164	1,686	181	17	3,034	20,498
Ending balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078

Total loans:
Individually evaluated for impairment	$30,049	$8,184	$1,877	$-	$-	$-	$40,110
Collectively evaluated for impairment	501,311	486,008	96,729	4,770	2,442	-	1,091,260
Ending balance	$531,360	$494,192	$98,606	$4,770	$2,442	$-	$1,131,370

(1) This portfolio segment is comprised of the real estate - residential mortgage and the real estate - residential construction classes.

As of March 31, 2011 and December 31, 2010, the recorded investment in loans that are considered to be impaired is summarized below (in thousands).

	March 31,	December 31,
	2011	2010
Troubled debt restructurings with related allowances for loss	$26,500	$26,500
Allowance for loan loss specifically allocated to troubled debt restructurings	(8,045)	(8,158)
	18,455	18,342
Troubled debt restructurings with no related allowance for loan loss	517	547
Net troubled debt restructurings	18,972	18,889

Other impaired loans with related allowances for loss	9,684	13,610
Allowance for loan loss specifically allocated to other impaired loans	(1,281)	(4,422)
	8,403	9,188
Other impaired loans with no related allowance for loan loss	1,228	-
Net other impaired loans	9,631	9,188

Total net impaired loans	$28,603	$28,077
Average impaired loan balance	$39,404	$15,602
Interest income recognized on impaired loans	$274	$448

The Company has TDRs at March 31, 2011 that include two $10 million commercial loans and a $7 million commercial real estate loan performing according to their new terms. The Company’s TDRs primarily resulted from interest rate concessions and maturity extensions. The Company has allocated $8 million of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2011. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents the Company’s impaired loans disaggregated by class for the three months ended March 31, 2011 and the year ended December 31, 2010 (in thousands).

	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
March 31, 2011
With an allowance recorded:
Commercial and industrial - general purpose	$24,033	$24,203	$8,320	$24,203	$204
Real estate - commercial mortgage	5,651	5,730	560	5,736	-
Real estate - commercial construction	6,500	6,500	446	6,500	65
Totals	$36,184	$36,433	$9,326	$36,439	$269

With no related allowance recorded:
Commercial and industrial - general purpose	$585	$585	$-	$1,725	$-
Real estate - residential mortgage	1,145	1,145	-	1,225	5
Loans to individuals	15	15	-	15	-
Totals	$1,745	$1,745	$-	$2,965	$5

December 31, 2010
With an allowance recorded:
Commercial and industrial - general purpose	$30,049	$30,132	$11,728	$8,026	$204
Real estate - commercial mortgage	1,684	1,743	247	882	-
Real estate - residential mortgage	799	799	79	403	-
Real estate - commercial construction	6,500	6,500	482	4,897	212
Real estate - residential construction	1,078	1,078	44	812	-
Totals	$40,110	$40,252	$12,580	$15,020	$416

With no related allowance recorded:
Commercial and industrial - general purpose	$104	$104	$-	$132	$14
Real estate - residential mortgage	427	427	-	432	17
Loans to individuals	16	16	-	18	1
Totals	$547	$547	$-	$582	$32

At March 31, 2011 and December 31, 2010, non-accrual loans were $12 million and $15 million, respectively. There was no interest income recognized on non-accrual loans for either of the three month periods ended March 31, 2011 and 2010. At March 31, 2011 and December 31, 2010, there were two loans totaling $76 thousand and three loans totaling $104 thousand, respectively, restructured and no longer accruing interest. At both periods March 31, 2011 and December 31, 2010, there were five TDRs with an aggregate principal balance of $27 million still accruing interest. At both March 31, 2011 and December 31, 2010, loans 90 days or more past due and still accruing interest totaled $1 thousand.

The following table presents the recorded investment in non-accrual and past due loans over 90 days still on accrual as of March 31, 2011 and December 31, 2010 disaggregated by class (in thousands).

	Non-accrual loans	Loans past due over 90 days still accruing
March 31, 2011
Commercial and industrial - general purpose	$5,319	$-
Real estate - commercial mortgage	5,651	-
Real estate - residential mortgage	899	-
Real estate - residential construction	-	-
Loans to individuals	94	1
Total	$11,963	$1

December 31, 2010
Commercial and industrial - general purpose	$11,017	$-
Real estate - commercial mortgage	1,684	-
Real estate - residential mortgage	973	-
Real estate - residential construction	1,078	-
Loans to individuals	104	1
Total	$14,856	$1

At March 31, 2011 and December 31, 2010, past due loans disaggregated by class were as follows (in thousands).

	30 - 59 days past due and accruing	60 - 89 days past due and accruing	Greater than 90 days past due and still accruing	Non-accrual loans	Total past due	Loans not past due and still accruing	Total loans
March 31, 2011
Commercial and industrial - owner-occupied mortgage	$-	$275	$-	$-	$275	$191,121	$191,396
Commercial and industrial - general purpose	20,603	50	-	5,319	25,972	329,349	355,321
Real estate - commercial mortgage	3,997	-	-	5,651	9,648	449,417	459,065
Real estate - residential mortgage	1,454	-	-	899	2,353	80,171	82,524
Real estate - commercial construction	-	-	-	-	-	45,378	45,378
Real estate - residential construction	-	-	-	-	-	7,816	7,816
Loans to individuals	5	2	1	94	102	4,445	4,547
Tax exempt and other	-	-	-	-	-	2,222	2,222
Total	$26,059	$327	$1	$11,963	$38,350	$1,109,919	$1,148,269

December 31, 2010
Commercial and industrial - owner-occupied mortgage	$-	$-	$-	$-	$-	$191,913	$191,913
Commercial and industrial - general purpose	452	20,247	-	11,017	31,716	307,731	339,447
Real estate - commercial mortgage	1,344	3,341	-	1,684	6,369	443,492	449,861
Real estate - residential mortgage	198	175	-	973	1,346	82,350	83,696
Real estate - commercial construction	-	-	-	-	-	44,331	44,331
Real estate - residential construction	-	-	-	1,078	1,078	13,832	14,910
Loans to individuals	24	8	1	104	137	4,633	4,770
Tax exempt and other	-	-	-	-	-	2,442	2,442
Total	$2,018	$23,771	$1	$14,856	$40,646	$1,090,724	$1,131,370

During the first three months of 2011, the Company sold commercial and industrial loans and commercial real estate loans of $4 million and $3 million, respectively. These loans were of deteriorating credit quality and demonstrated material weaknesses making full recapture of principal and interest questionable. Charge-offs amounting to $4 million and $1 million had been taken on these commercial and industrial loans and commercial real estate loans, respectively. No gain or loss was recognized upon the sale of these loans.

At March 31, 2011 and December 31, 2010, based upon the most recent analysis performed, the following table presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan (in thousands).

	Commercial and industrial - owner-occupied mortgage	Commercial and industrial - general purpose	Real estate - commercial mortgage	Real estate - residential mortgage	Real estate - commercial construction	Real estate - residential construction	Loans to individuals	Tax exempt and other	Total
March 31, 2011
Watch list loans:
Loans requiring special attention but neither criticized nor classified	$4,192	$14,586	$11,421	$6,177	$-	$-	$194	$-	$36,570
Special mention	3,213	20,676	15,895	204	4,592	-	869	-	45,449
Substandard	7,833	16,676	15,157	1,325	6,500	2,010	551	-	50,052
Doubtful	-	13,021	-	-	-	-	28	-	13,049
Loss	-	24	-	-	-	-	2	-	26
Total watch list loans	15,238	64,983	42,473	7,706	11,092	2,010	1,644	-	145,146
Pass	176,158	290,338	416,592	-	34,286	5,806	-	2,222	925,402
Performing (1)	-	-	-	74,818	-	-	2,903	-	77,721
Total loans	$191,396	$355,321	$459,065	$82,524	$45,378	$7,816	$4,547	$2,222	$1,148,269

December 31, 2010
Watch list loans:
Loans requiring special attention but neither criticized nor classified	$2,916	$18,267	$15,059	$2,057	$-	$3,147	$140	$-	$41,586
Special mention	2,526	16,221	26,226	97	4,576	4,804	869	-	55,319
Substandard	7,906	24,244	11,887	2,222	6,500	3,027	562	-	56,348
Doubtful	-	12,717	-	-	-	-	28	-	12,745
Loss	-	-	-	-	-	-	-	-	-
Total watch list loans	13,348	71,449	53,172	4,376	11,076	10,978	1,599	-	165,998
Pass	178,565	267,998	396,689	-	33,255	3,932	-	2,442	882,881
Performing (1)	-	-	-	79,320	-	-	3,171	-	82,491
Total loans	$191,913	$339,447	$449,861	$83,696	$44,331	$14,910	$4,770	$2,442	$1,131,370

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of March 31, 2011 and December 31, 2010. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts and ratios are as follows (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$158,426	10.09%	$62,811	4.00%	N/A	N/A
The Bank	$157,525	10.04%	$62,787	4.00%	$78,484	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$158,426	12.52%	$50,611	4.00%	N/A	N/A
The Bank	$157,525	12.45%	$50,611	4.00%	$75,917	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$174,387	13.78%	$101,223	8.00%	N/A	N/A
The Bank	$173,487	13.71%	$101,222	8.00%	$126,528	10.00%
As of December 31, 2010:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$153,261	9.53%	$64,294	4.00%	N/A	N/A
The Bank	$152,608	9.50%	$64,269	4.00%	$80,336	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$153,261	12.29%	$49,895	4.00%	N/A	N/A
The Bank	$152,608	12.23%	$49,930	4.00%	$74,896	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$169,069	13.55%	$99,791	8.00%	N/A	N/A
The Bank	$168,427	13.49%	$99,861	8.00%	$124,826	10.00%

Generally, for regulatory capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date based on its projected future taxable income or (ii) 10% of the amount of an institution’s Tier I capital. Based on these restrictions, at March 31, 2011, $17 million of the Company’s net deferred tax assets were deducted from Tier I capital and risk-weighted assets compared to $18 million at December 31, 2010. The Company anticipates that the amount of its net deferred tax assets disallowed for regulatory capital purposes will gradually decline in coming quarters as it anticipates future taxable income.

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of March 31, 2011, $3 million was available for payment of dividends to the Company from the Bank according to these limitations without seeking regulatory approval.

The preferred stock, purchased by the U.S. Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The U.S. Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires ten years from the date of issuance, or December 2018. The Company allocated $1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through March 31, 2011, $521 thousand of the discount has been accreted to preferred stock.

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

The Reform Act requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  Thus, it is likely that we will become subject to capital requirements that are higher than those to which we are currently subject, although it is unknown at this time what these requirements will be.  The new requirements will also eliminate the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of our size, although because we had less than $15 billion of consolidated assets as of December 31, 2009, we will continue to be permitted to include our $20 million of trust preferred securities, all of which were issued before May 19, 2010, as an element of Tier 1 capital.

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

At March 31, 2011, incentive stock options for the purchase of 191,425 shares were outstanding and exercisable. The options outstanding and exercisable at March 31, 2011 had no intrinsic value. The total intrinsic value of options exercised and the total cash received from option exercises for the first three months of 2011 were $8 thousand and $187 thousand, respectively. The Company recognized tax benefits resulting from option exercises for the three months ended March 31, 2011 of $3 thousand. No options were exercised in 2010.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2011	235,286	$16.15
Granted	-	-
Exercised	(18,219)	$10.28
Forfeited or expired	(25,642)	$10.28
Outstanding - March 31, 2011	191,425	$17.50

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of March 31, 2011:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$12.45 - $13.61	83,632	1.4 years	$13.08	83,632	$13.08
$19.16 - $22.63	107,793	3.4 years	$20.93	107,793	$20.93
	191,425	2.5 years	$17.50	191,425	$17.50

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets. During the first quarter of 2010, the Company awarded 38,293 shares of restricted stock to certain key employees.

The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. The fair value of restricted stock awards vested during the first three months of 2011 was $500 thousand. No restricted stock awards vested during the first three months of 2010. Based on an estimated forfeiture rate, of the 308,687 shares currently outstanding, 300,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.

The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $2.1 million at March 31, 2011 and is expected to be expensed over the weighted average remaining vesting life of 2.5 years. For the three months ended March 31, 2011 and 2010, $159 thousand and $319 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the three months ended March 31, 2011 and 2010 of $54 thousand and $109 thousand, respectively.

A summary of restricted stock activity follows:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Nonvested - January 1, 2011	313,563	$9.85
Granted	38,293	$10.34
Vested	(39,669)	$12.60
Forfeited or expired	(3,500)	$7.92
Nonvested - March 31, 2011	308,687	$9.57

At March 31, 2011, 179,245 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

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

In November 2006, the Company granted non-qualified stock options and restricted stock awards to the CEO, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and are vesting 20% per year over five years. At March 31, 2011, 131,796 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at March 31, 2011 have no intrinsic value. The restricted stock awarded to the CEO totaled 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the three months ended March 31, 2011 and 2010 was $75 thousand and $33 thousand, respectively.

A summary of restricted stock activity follows:

		Weighted-Average
	Number of Shares	Grant-Date Fair Value
Nonvested - January 1, 2011	39,312	$12.72
Granted	-	-
Vested	(4,181)	$17.94
Nonvested - March 31, 2011	35,131	$12.10

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock is $484 thousand at March 31, 2011 and will be expensed over the weighted average remaining vesting life of 1.6 years. For the three months ended March 31, 2011 and 2010, $131 thousand and $142 thousand, respectively, were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to match fund asset purchases. The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At March 31, 2011, the Bank had approximately $282 million of real estate mortgage loan collateral, including approximately $264 million in commercial real estate loans, pledged at the FHLB. Based on this collateral, the Bank had approximately $201 million available to borrow overnight or on a term basis. There were no investment securities pledged at March 31, 2011. The FHLB line is renewed annually.

The following table provides information on the Bank’s FHLB line at and for the three months ended March 31, 2011 and year ended December 31, 2010 (dollars in thousands).

	Three months ended	Year ended
	March 31, 2011	December 31, 2010
Amount outstanding under line of credit with the FHLB - end of period	$20,000	$22,000
Amount outstanding under line of credit with the FHLB - period average	$3,900	$7,386
Weighted-average interest rate on average amount outstanding	0.41%	0.45%

At March 31, 2011 and December 31, 2010, the Bank had $3 million outstanding in securities sold under agreements to repurchase at a weighted-average interest rate of 1.88%.

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

For the Company’s securities available for sale, the estimated fair value equals quoted market price, if available (Level 1 inputs). If a quoted market price is not available, fair value is estimated using a quoted market price for similar securities (Level 2 inputs). Our derivative instruments consist of interest rate swap transactions with customers on loans.  As such, significant fair value inputs can generally be verified and do not typically involve significant management judgments (Level 2 inputs).  The market value adjustment of the derivatives considers the credit risk of the counterparties to the transaction and the effect of any credit enhancements related to the transaction. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Unobservable inputs are typically significant and result in a Level 3 classification for determining fair value of impaired loans.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Carrying Amount at March 31, 2011	Fair Value Measurements at March 31, 2011 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$1,893	$1,893
Government Agency securities	40,052	40,052
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	86,671	86,671
FNMA	103,772	103,772
GNMA	73,019	73,019
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	4,780	4,780
Total securities available for sale	$310,187	$310,187

Derivatives	$1,862	$1,862

Liabilities:

Derivatives	$1,941	$1,941

	Carrying Amount at December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$1,906	$1,906
Government Agency securities	40,556	40,556
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	110,748	110,748
FNMA	113,617	113,617
GNMA	89,472	89,472
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	4,859	4,859
Total securities available for sale	$361,158	$361,158

Derivatives	$2,111	$2,111

Liabilities:

Derivatives	$2,198	$2,198

For the three months ended March 31, 2011 and the year ended December 31, 2010, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows (in thousands):

	March 31, 2011	Fair Value Measurements at March 31, 2011 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial - general purpose	$15,713	$15,713
Real estate - commercial mortgage	5,091	5,091
Real estate - commercial construction	6,054	6,054
Total impaired loans	$26,858	$26,858

	December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial - general purpose	$18,321	$18,321
Real estate - commercial mortgage	1,437	1,437
Real estate - residential mortgage	720	720
Real estate - commercial construction	6,018	6,018
Real estate - residential construction	1,034	1,034
Total impaired loans	$27,530	$27,530

Impaired loans with specific allocations had a principal amount of $36 million and $40 million, with a valuation allowance of $9 million and $13 million at March 31, 2011 and December 31, 2010, respectively. The provision for losses on impaired loans was ($779) thousand and $72 thousand for the three months ended March 31, 2011 and 2010, respectively. (See also Note 5 – Loans.)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,290	$42,290	$23,121	$23,121
Accrued interest receivable	5,471	5,471	5,776	5,776
Securities held to maturity	22,000	21,890	22,000	21,890
Securities available for sale	310,187	310,187	361,158	361,158
Federal Home Loan Bank and
other restricted stock	6,291	N/A	6,381	N/A
Loans - net of the
allowance for loan losses	1,120,680	1,131,848	1,098,292	1,109,500
Derivatives	1,862	1,862	2,111	2,111

Financial liabilities:
Deposits	$1,339,125	$1,239,460	$1,348,735	$1,257,572
Senior unsecured debt	29,000	29,336	29,000	29,386
Junior subordinated debentures	20,620	14,537	20,620	11,470
Accrued interest payable	449	449	650	650
Temporary borrowings	23,000	23,000	25,000	25,000
Derivatives	1,941	1,941	2,198	2,198

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

Derivatives – The fair value is estimated as previously described.

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

11.  INCOME TAXES
Income tax expense of $1.8 million and $1.9 million were recorded during the three months ended March 31, 2011 and 2010, respectively. The Company’s overall effective tax rate was 37% for the three months ended March 31, 2011, compared to 38% for the same period in the prior year. The 2011 effective tax rate was lower primarily due to a lower percentage of pretax income subject to the Company’s marginal tax rate in 2011 compared to 2010.

The Company is no longer subject to examination by Federal taxing authorities for years before January 1, 2008. In addition, the Company is no longer subject to examination by New York State (“NYS”) and New York City (“NYC”) taxing authorities for years before January 1, 2007. However, in January 2011, the Company received notification from NYS that the NYS franchise tax returns will be under examination for the years ended December 31, 2007 through 2009.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of March 31, 2011 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and the Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the three months ended March 31, 2011, there were no material accruals for interest and/or penalties.

The Company has net operating loss carryforwards of approximately $22 million for Federal income tax and $42 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the years 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings and therefore no valuation allowance has been recorded against the deferred tax assets. In addition, the Company has alternative minimum tax (“AMT”) credit carryover of $1 million which does not expire.

12.  SUBSEQUENT EVENT
On April 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valley National Bancorp (“Valley”), providing for the merger of the Company with and into Valley, with Valley as the surviving entity (the “Merger”). Immediately following the Merger, the Bank will merge with and into Valley National Bank, a national banking association and wholly-owned subsidiary of Valley, with Valley National Bank surviving the merger.  Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company will be converted into one share of Valley common stock, after adjusting for Valley’s recently declared five percent stock dividend, and subject to the payment of cash in lieu of fractional shares.  The Merger Agreement provides that, prior to the consummation of the Merger, Valley will fund the purchase by either Valley or the Company from the United States Department of the Treasury (“Treasury”) of each share of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company (the “TARP Preferred Stock”) issued and outstanding on that date.  In addition, Valley may, but is not required to, purchase the outstanding warrant (the “TARP Warrant”) to purchase Company common stock.  If Valley does not purchase the TARP Warrant, such warrant will be converted at the effective time of the Merger into a warrant to purchase Valley common stock, subject to appropriate adjustments in accordance with its terms.

The Board of Directors of the Company has unanimously approved the Merger.  The Merger is subject to the approval of the Company’s stockholders, approvals from applicable banking regulators and other customary conditions.  We anticipate the closing of the Merger to take place in the fourth quarter of 2011.

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

Executive Summary – State Bancorp, Inc. (the “Company”) is a one-bank holding company formed in 1985 and is the parent for its wholly owned subsidiary, State Bank of Long Island and its subsidiaries (the “Bank”), a New York State chartered commercial bank founded in 1966. The Company has two unconsolidated subsidiaries, State Bancorp Capital Trust I and State Bancorp Capital Trust II (collectively the “Trusts”), entities formed in 2002 and 2003, respectively, to issue trust preferred securities. The income of the Company is principally derived through the operations of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its subsidiaries on a consolidated basis.

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

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the quarters ended March 31, 2011 and 2010

	Quarters ended March 31,
			Over/
			(under)
	2011	2010	2010
Revenue (1)	$16,737	$18,147	(7.8	) %
Operating expenses	$9,989	$10,996	(9.2	) %
Provision for loan losses	$1,900	$2,250	(15.6	) %
Net income	$3,036	$3,017	0.6%
Net income per common share - diluted	$0.15	$0.15	-%
Return on average total assets	0.77%	0.76%	1	bp
Return on average common stockholders' equity	8.48%	8.88%	(40	)bp
Tier I leverage ratio	10.09%	9.05%	104	bp
Tier I risk-based capital ratio	12.52%	11.67%	85	bp
Total risk-based capital ratio	13.78%	12.93%	85	bp
Tangible common equity ratio (non-GAAP)	7.60%	7.10%	50	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.

As of March 31, 2011, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.3 billion and stockholders’ equity of $157 million.

The Company recorded net income of $3.0 million, or $0.15 per diluted common share, for the first quarter of 2011, similar to the net income and diluted earnings per share reported for the same quarter last year. Several positive trends were evident this reporting period compared to the same quarter last year, most notably a $1.0 million year over year decline in operating expenses and a $350 thousand reduction in the 2011 provision for loan losses. Partially offsetting these improvements was a $1.4 million reduction in net interest income in 2011 versus 2010; however, the 2010 period included a loan fee of $600 thousand which was not repeated in 2011.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the quarters ended March 31, 2011 and 2010

	Quarters ended March 31,
			Over/
			(under)
	2011	2010	2010
Net interest income	$ 15,602	$ 16,985	(8.1)%
Service charges on deposit accounts	442	450	(1.8)%
Net gains on sales of securities	82	256	(68.0)%
Income from bank owned life insurance	100	142	(29.6)%
Other operating income	511	314	62.7%
Total revenue	$ 16,737	$ 18,147	(7.8)%

The Company’s return on average total assets at 0.77% in the first quarter of 2011 compares to 0.76% in the first quarter of 2010, while return on average common stockholders’ equity decreased to 8.48% in the first quarter of 2011 from 8.88% in the first quarter of 2010. The Company’s net interest margin decreased by 33 basis points to 4.17% in the first quarter of 2011 from 4.50% in the first quarter of 2010. The $600 thousand loan fee received in the first quarter of 2010 contributed 16 basis points to the net interest margin in 2010. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers.

While some signs of modest economic recovery have emerged in recent quarters, the sustainability of any improvement remains uncertain as unemployment levels and the housing sector continue to exhibit weakness. The subdued pace of economic recovery and the risks inherent in lending in this environment remain causes for continued caution. Consequently, the management of credit quality and operating expenses remain areas of ongoing and diligent focus across the Company. Although quality commercial loan demand remains tepid, we are experiencing an improving flow of loan originations within our middle market commercial loan portfolio, representing our effort to diversify away from an earlier heavier reliance on construction and commercial real estate lending.

The primary focus of the Company’s loan portfolio is commercial and industrial loans and commercial real estate. We expect to achieve modest loan growth this year. We remain cautious, however, on credit conditions and the inherent risk in lending portfolios.

The provision for loan losses was $1.9 million in the first quarter of 2011 compared to $2.3 million in the first quarter of 2010. The decrease in provision reflects the amount of provision deemed necessary to maintain an adequate allowance for loan losses taking into account the current status of watch list loans. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.) The allowance for loan losses was $28 million at March 31, 2011 and $33 million at December 31, 2010.

The Company’s securities portfolio contains no subprime exposure, structured debt or exotic structures. At March 31, 2011, the fair value of the securities portfolio represented 101% of amortized cost.

On April 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valley National Bancorp (“Valley”), providing for the merger of the Company with and into Valley, with Valley as the surviving entity (the “Merger”). Immediately following the Merger, the Bank will merge with and into Valley National Bank, a national banking association and wholly-owned subsidiary of Valley, with Valley National Bank surviving the merger.  Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company will be converted into one share of Valley common stock, after adjusting for Valley’s recently declared five percent stock dividend, and subject to the payment of cash in lieu of fractional shares.  The Merger Agreement provides that, prior to the consummation of the Merger, Valley will fund the purchase by either Valley or the Company from the United States Department of the Treasury (“Treasury”) of each share of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company (the “TARP Preferred Stock”) issued and outstanding on that date.  In addition, Valley may, but is not required to, purchase the outstanding warrant (the “TARP Warrant”) to purchase Company common stock.  If Valley does not purchase the TARP Warrant, such warrant will be converted at the effective time of the Merger into a warrant to purchase Valley common stock, subject to appropriate adjustments in accordance with its terms.

The Board of Directors of the Company has unanimously approved the Merger. The Merger is subject to the approval of the Company’s stockholders, approvals from applicable banking regulators and other customary conditions.  We anticipate the closing of the Merger to take place in the fourth quarter of 2011. The Company’s stockholders can expect to receive a proxy statement - prospectus prepared by Valley and the Company in connection with a special meeting of the Company’s stockholders to consider and vote upon the Merger, which document will contain more detailed information regarding the Merger.

The Company expects that non-interest expense in the second and third quarters of 2011 will increase due to Merger-related costs.

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

Management recognizes that, despite its best efforts to minimize risk through its credit review process, losses will inevitably occur. In times of economic slowdown, regional or national, the credit risk inherent in the Company’s loan portfolio will increase. The timing and amount of loan losses that occur are dependent upon several factors, most notably qualitative and quantitative factors about the financial conditions as reflected in the loan portfolio and the economy as a whole. Factors considered in the evaluation of the allowance for loan losses for all portfolio segments include, but are not limited to, the following: 1) estimated probable inherent losses from loan and other credit arrangements, 2) general economic conditions, 3) credit risk grades assigned to commercial and industrial and commercial real estate loans, 4) changes in credit concentrations or pledged collateral, 5) historical loan loss experience and 6) trends in portfolio volume, maturity, composition, delinquencies and non-accruals. The allowance for loan losses is established to absorb probable inherent loan losses. Additions to the allowance are made through the provision for loan losses, which is a charge to current operating earnings. The adequacy of the provision and the resulting allowance for loan losses is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data, collateral values and changes in the size and character of the loan portfolio.  Despite such a review, the level of the allowance for loan losses remains an estimate, cannot be precisely determined and may be subject to significant changes from quarter to quarter.  Based on current economic conditions, management believes that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio.

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

For all loans regardless of portfolio segment, the Bank prepares a combined migration analysis which analyzes the historical loss experience. The migration analysis is prepared at least annually for the purpose of determining the assigned allocation factors which is an essential component of the allowance for loan losses level. Additional risk components including large relationship risk, commercial/residential contractor risk, rising interest rate risk, energy and oil dependent risk, real estate risk, and economic condition uncertainty are also considered. Based upon charge-off history, the Company generally makes adjustments to its allocation factors annually.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at March 31, 2011. When compared to December 31, 2010, total assets decreased by $10 million. This change primarily reflects a decrease in investment securities of $51 million, partially offset by increases in net loans and balances due from banks of $22 million and $19 million, respectively. The increase in balances due from banks resulted from temporarily higher balances at correspondent banks.

The decrease in the investment portfolio largely reflects sales and prepayments of mortgage-backed securities of U.S. Government-sponsored enterprises totaling $48 million and $28 million, respectively. These were partially offset by purchases of mortgage-backed securities totaling $27 million.

Net loans were $1.1 billion at March 31, 2011, an increase of $22 million as compared to December 31, 2010. Commercial and industrial loans and commercial real estate loans (before allowance for loan losses and unearned income) increased $11 million and $6 million, respectively, at March 31, 2011 as compared to year end 2010. This was coupled with a decrease in the allowance for loan losses of $5 million at March 31, 2011 compared to December 31, 2010, reflecting the amount of allowance deemed necessary to maintain an adequate allowance for loan losses taking into account the current status of watch list loans.

At March 31, 2011, total deposits were $1.3 billion, a decrease of $10 million when compared to December 31, 2010, primarily due to maturity of higher rate jumbo time deposits coupled with a reduction in municipal account balances. Core deposit balances increased $1 million as an increase of $33 million in demand deposits, primarily business demand deposit balances, was offset by a decrease of $32 million in savings deposits. The lower savings deposit balances largely reflected decreases in both municipal and business savings deposits. Core deposit balances represented approximately 73% of total deposits at March 31, 2011 compared to 72% at year end 2010. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $23 million at March 31, 2011 and $25 million at December 31, 2010.

Capital Resources - Total stockholders’ equity amounted to $157 million at March 31, 2011, representing an increase of $3 million from December 31, 2010. The increase from year end 2010 largely reflects net income retained and the reissuance of common stock previously held in treasury to be used for contributions under the Company’s ESOP and 401(k) plans. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

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

In November 2008, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective in December 2008. This shelf registration statement allows the Company to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, up to an aggregate of $100 million of the Company’s common stock, preferred stock, senior debt securities, subordinated debt securities, or warrants to purchase common stock or preferred stock. The shelf registration statement provides the Company with capital raising flexibility and enables the Company to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit the Company to comply with any changes in the regulatory environment that call for increased capital requirements. The Company’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and the Company’s capital needs at such time. As of March 31, 2011, the Company had not issued and sold any securities pursuant to the shelf registration statement.

The Company’s tangible common equity to tangible assets ratio was 7.60% at March 31, 2011 compared to 7.39% at December 31, 2010 and 7.10% at March 31, 2010. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at March 31, 2011 (in thousands):

Total stockholders' equity	$157,446
Less: preferred stock	(36,306)
Less: warrant	(1,057)
Total common stockholders' equity	120,083
Less: intangible assets	-
Tangible common equity	$120,083

Total assets	$1,579,735
Less: intangible assets	-
Tangible assets	$1,579,735

At March 31, 2011, the Bank’s Tier I leverage ratio was 10.04% while its risk-based capital ratios were 12.45% for Tier I capital and 13.71% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution, or 5.00%, 6.00% and 10.00%, respectively. Table 2-1 summarizes the Company’s capital ratios as of March 31, 2011 and compares them to current minimum regulatory guidelines and December 31 and March 31, 2010 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
March 31, 2011	10.09%	12.52%	13.78%
December 31, 2010	9.53%	12.29%	13.55%
March 31, 2010	9.05%	11.67%	12.93%

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

Additionally, under the CPP the Company must receive consent from the U.S. Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008 which was the $0.10 per common share declared on July 29, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its April 26, 2011 meeting. The cash dividend will be paid on June 16, 2011 to stockholders of record on May 18, 2011.

The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per year and a maturity of March 30, 2012. The FDIC guarantee will be in effect through the March 2012 maturity date.

The Company has not repurchased any of its common shares thus far in 2011 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The U.S. Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the Series A Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The trust subsidiaries used the proceeds of the issuance of the securities to purchase junior subordinated debentures issued by the Company. The Company has the right to redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, on any interest payment date prior to the maturity date of November 7, 2032 at par. The Company has the right to redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, on any interest payment date prior to the maturity date of January 23, 2034 at par. However, under the CPP, the Company must get approval from the U.S. Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding. The weighted average cost of all trust preferred securities outstanding was 3.50% and 3.46% for the three months ended March 31, 2011 and 2010, respectively.

Under the New York Business Corporation Law, the Company can pay dividends only out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank, the issuance of common stock and proceeds from the DRP. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of March 31, 2011, $3 million was available for payment of dividends to the Company from the Bank according to these limitations without seeking regulatory approval.

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

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank if the rate being paid is higher than would be available from other short-term investments. Liquid assets declined to $330 million at March 31, 2011 compared to $368 million at December 31, 2010, largely due to a reduction of securities in the bond portfolio. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At March 31, 2011, total deposits were $1.3 billion, a decrease of $10 million when compared to December 31, 2010. Of the total time deposits at March 31, 2011, $289 million are scheduled to mature within the next 12 months. At March 31, 2011, total borrowings were $73 million, a decrease of $2 million when compared to December 31, 2010. Of the total borrowings at March 31, 2011, $50 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits and borrowings. For the three months ended March 31, 2011 and 2010, proceeds from sales and maturities of securities available for sale totaled $76 million and $43 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the three months ended March 31, 2011 and 2010, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $24 million and $4 million, respectively. The Company did not purchase any loans in 2011 or 2010. The Company purchased investment securities totaling $27 million and $20 million during the three months ended March 31, 2011 and 2010, respectively.

In 2010, the FDIC issued guidance regarding managing funding and liquidity risk and strengthening liquidity risk management practices. The policy statement emphasizes the importance of cash flow projections, diversified funding sources, stress testing, a cushion of liquid assets and a formal, well-developed contingency funding plan as primary tools for measuring and managing liquidity risk. The FDIC guidance noted that that each institution should actively monitor and control liquidity risk exposure and funding needs within and across legal entities, take into account operational limitations to the transferability of liquidity and implement appropriate measurement, monitoring and reporting systems commensurate with the risk profile, scope of operations and business activities of the institution.

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At March 31, 2011, access to approximately $201 million under the Bank’s FHLB line of credit was available for overnight or term borrowings with maturities of up to thirty years. The amount of the FHLB line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At March 31, 2011, approximately $73 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At March 31, 2011, $20 million in advances were outstanding with the FHLB and no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $17 million and $28 million in short-term certificates of deposit outstanding at March 31, 2011 and December 31, 2010, respectively. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. CDARS deposits, even though they are sourced from Bank customers, are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  At both March 31, 2011 and December 31, 2010, $30 million in such brokered deposits were outstanding, $19 million of which is scheduled to mature within the next 12 months. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements, including all outstanding commitments and letters of credit.

Our ten largest depositor relationships accounted for approximately 24% of our deposits at March 31, 2011. Our largest depositor relationship accounted for approximately 8% of our deposits at March 31, 2011. In addition, approximately 3% of our deposits at March 31, 2011, which includes deposits gathered through CDARS, are considered for regulatory purposes to be brokered deposits.  Brokered deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits.

Due to the short-term nature of the deposit balances maintained by our large depositors, the deposit balances they maintain with us may fluctuate. Of our ten largest deposit relationships, five are local municipalities and the balances of their deposits tend to fluctuate on a seasonal basis throughout the year. The loss of one or more of our ten largest customers, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, in all likelihood would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. Based on historical experience and our available sources of liquidity, the Company expects to be able to replace a substantial portion of any large deposits or brokered deposits that may be withdrawn.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2011 and 2010, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $204 million and $219 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2011 and 2010, letters of credit outstanding were approximately $15 million in each period. At March 31, 2011 and 2010, the uncollateralized portion was approximately $2 million and $3 million, respectively.

The use of derivative financial instruments, i.e. interest rate swaps, exposes the Company to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of substantial credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to fair value with changes in fair value recognized as other income, with the fair value for each individual swap with the institutional dealer largely offsetting the corresponding swap with the Bank’s customer. Net credit valuation adjustments (“CVA”) are recorded in other operating income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. At March 31, 2011 and 2010, the total gross notional amount of swap transactions outstanding was $35 million and $37 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended March 31, 2011 and 2010 - The Company recorded net income of $3.0 million for the first quarter of 2011, an improvement of $19 thousand from the first quarter of 2010. The 2011 first quarter results versus the comparable 2010 period primarily reflected a $1.0 million reduction in operating expenses and a $350 thousand decrease in the provision for loan losses. Partially offsetting these improvements was a $1.4 million reduction in net interest income in 2011 versus 2010; however, the 2010 period included a loan fee of $600 thousand which was not repeated in 2011.

As shown in Table 2-2 following this discussion, net interest income declined by 8.1% to $15.6 million as the Company’s net interest margin decreased to 4.17% during the first quarter of 2011 from 4.50% a year ago. The decreased net interest margin primarily resulted from a $13 million reduction in average total interest-earning assets coupled with a 52 basis point reduction in the total interest-earning assets yield, reflecting the 114 basis point reduction in the average yield on the securities portfolio. The Company’s first quarter 2010 total interest-earning assets yield was favorably impacted by a $600 thousand loan exit fee. This fee represented deferred interest due from the borrower at the loan’s maturity. It was not more likely than not that the borrower would be able to pay us the deferred interest and thus nothing had been recognized in the statement of operations until the payment was actually received in the first quarter of 2010. The loan exit fee improved the Company’s average loan yield by 23 basis points and the net interest margin by 16 basis points in the first quarter of 2010.

The average yield on the Company’s loans decreased to 5.37% in the first quarter of 2011 from 5.76% in the first quarter of 2010. This resulted from the impact of the loan exit fee in 2010 and the Company’s ongoing efforts to diversify away from a heavier reliance on commercial real estate toward commercial and industrial loans which generally tend to be lower yielding. The average balance of the Company’s loan portfolio increased $38 million for the first quarter of 2011 as compared to the same period in 2010.

The average yield on the Company’s securities declined to 3.17% in the first quarter of 2011 from 4.31% in the first quarter of 2010. This is largely a result of principal paydowns and sales of mortgage-backed securities of U.S. Government-sponsored enterprises. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment in 2011. The average balance of the Company’s securities portfolio decreased $51 million for the first quarter of 2011 as compared to the same period in 2010 primarily due to sales and prepayments of mortgage-backed securities.

The reduction in the cost of average total interest-bearing liabilities in 2011 resulted largely from the Company’s ongoing management of deposit rates, reflecting the continuing low market interest rate environment. The average cost of time and savings deposits declined by 31 basis points and 12 basis points, respectively, in the first quarter of 2011 compared to the first quarter of 2010. The Company also experienced a $49 million decrease in average higher-cost time deposits for the first quarter of 2011 compared to the first quarter of 2010. At both March 31, 2011 and 2010, the Company had $30 million in traditional brokered deposits, which does not include CDARS deposits, with a weighted-average cost of 2.81%.

The provision for loan losses was $1.9 million in the first quarter of 2011, representing a decrease of $350 thousand versus the comparable 2010 period. The first quarter 2011 provision for loan losses was $5.5 million less than the $7.4 million of net charge-offs recorded during this period as specific and/or allocated reserves of $4.2 million for the majority of the net charge-off amount had already been established in prior periods. We have determined that the level of $28 million in total reserves is adequate at March 31, 2011. The adequacy of the provision and the resulting allowance for loan losses, which decreased by $5 million from December 31, 2010 to $28 million at March 31, 2011, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. Although there were a number of loan payments and risk rating upgrades and downgrades during the first quarter of 2011, both total non-accrual loans and total watch list loans declined since December 31, 2010. We completed the strategic sale and settlement of three commercial loans totaling $8 million. We initially planned to resolve the loans, but decided to sell them in March of 2011. Two of these loans totaling $7 million had involved lengthy workout negotiations and we determined that to continue with protracted litigation most likely would have been very costly and time-consuming with uncertain recovery results. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income declined by $27 thousand in the first quarter of 2011 versus the comparable 2010 period principally due to lower net gains on sales of securities and decreased income from bank owned life insurance reflecting a lower rate of return. These were partially offset by an increase in other operating income of $197 thousand attributable to higher overdraft volume, letter of credit and loan sourcing fees in 2011. Net gains on sales of securities were $82 thousand in the first quarter of 2011 compared to $256 thousand for the same period last year.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the quarters ended March 31, 2011 and 2010

	Quarters ended March 31,
			Over/
			(under)
	2011	2010	2010
Salaries and other employee benefits	$ 5,866	$ 5,996	(2.2)%
Occupancy	1,422	1,419	0.2%
Equipment	324	304	6.6%
Legal	112	181	(38.1)%
Marketing and advertising	308	453	(32.0)%
FDIC and NYS assessment	600	672	(10.7)%
Credit and collection	97	198	(51.0)%
Data processing	262	262	-%
Other operating expenses	998	1,511	(34.0)%
Total operating expenses	$ 9,989	$ 10,996	(9.2)%

First quarter 2011 total operating expenses decreased by $1.0 million or 9.2% to $10.0 million compared to the first quarter of 2010. This decline resulted from reductions in several expense categories, most notably salaries and other employee benefits, marketing and advertising and other operating expenses. Salaries and other employee benefits declined by $130 thousand in the first quarter of 2011 versus 2010 primarily as the result of a reduction in the Company’s defined contribution plan expense and its cash and equity incentive compensation costs. Other operating expenses declined by $513 thousand largely due to a 2010 expenditure of $248 thousand in professional loan valuation and legal services related to developing bids on two failed New York area banks which were  competitively sold by the FDIC. Also contributing to the lower level of operating expenses in the first quarter of 2011 were year over year declines of $145 thousand in marketing and advertising costs, $101 thousand in credit and collection expenses, $69 thousand in legal expenses and $72 thousand in FDIC and NYS assessment expenses.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) decreased to 59.7% in the first quarter of 2011 compared to 61.1% in the first quarter of 2010. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.54% for the first quarter of 2011 versus 2.76% for the first quarter of 2010.

The Company’s income tax expense was $1.8 million in the first quarter of 2011 as compared to $1.9 million in the first quarter of 2010. The Company’s overall effective tax rate was 37% for the first quarter of 2011 compared to 38% for the same period in the prior year. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.  (See also Note 4 to the Unaudited Condensed Consolidated Financial Statements – Investment Securities.)

Non-accrual loans totaled $12 million (of which there were no loans held for sale that were previously written down to their estimated fair value) at March 31, 2011, $15 million (which includes no loans held for sale) at December 31, 2010 and $6 million (which includes $370 thousand in loans held for sale) at March 31, 2010. The $6 million net increase in non-accrual loans at March 31, 2011 compared to March 31, 2010 resulted primarily from additions to non-accrual, partially offset by several strategic commercial loan sales, settlements and charge-offs. The $3 million net decrease in non-accrual loans at March 31, 2011 compared to December 31, 2010 was primarily due to the strategic sale and settlement of three commercial loans totaling $8 million during the first quarter of 2011, partially offset by the addition to non-accrual of one $4 million commercial real estate loan. At March 31, 2011, December 31, 2010 and March 31, 2010, the Company held no other real estate owned (“OREO”). Loans 90 days or more past due and still accruing interest at March 31, 2011 and December 31, 2010 totaled $1 thousand at both periods. At March 31, 2010 there were no loans 90 days or more past due and still accruing interest.

At March 31, 2011, net impaired loans totaled $29 million, compared to $28 million at December 31, 2010, primarily consisting of two classified, partially secured commercial and industrial loans each with a principal balance of $10 million and a classified $7 million secured land loan. These three loans are considered to be TDRs. The borrowers requested and were granted interest rate or other concessions. These credits have been on the Company’s watch list for several years, are fully advanced and performing at March 31, 2011 in accordance with their revised terms. The Company had TDRs amounting to $433 thousand at March 31, 2010. The allowance for loan losses specifically allocated to TDRs and other impaired loans was $9 million, $13 million and $510 thousand at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

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

Management continues to be vigilant in the timely identification of potential problem loans and the assigning of them to our watch list. At March 31, 2011, the Bank had 112 relationships on its watch list totaling $145 million as compared to 110 relationships and $166 million at December 31, 2010. Included in these watch list totals at March 31, 2011 are 31 relationships with a total amount outstanding per relationship of at least $1 million and an aggregate amount outstanding of $127 million. At December 31, 2010, there were 35 such relationships totaling $147 million in aggregate. For the reported periods, those relationships with a total amount outstanding per relationship of at least $1 million primarily involve commercial real estate loans.

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

Watch List Summary by Category (1)

	March 31, 2011	December 31, 2010

Loans requiring special attention but neither criticized nor classified	$37 million	$42 million

Criticized loans (special mention)	$45 million	$55 million

Classified loans (substandard, doubtful and loss)	$63 million	$69 million

Total	$145 million	$166 million

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

The allowance for loan losses amounted to $28 million or 2.4% of loans at March 31, 2011, $33 million or 2.9% of loans at December 31, 2010, and $26 million or 2.3% of loans at March 31, 2010. The allowance for loan losses as a percentage of total non-accrual loans, excluding loans held for sale, was 231% at March 31, 2011, 223% at December 31, 2010 and 473% one year ago. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan losses. Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

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

TABLE 2 - 2
NET INTEREST INCOME ANALYSIS
For the Three Months Ended March 31, 2011 and 2010 (unaudited)
(dollars in thousands)

	2011			2010
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$363,902	$2,844	3.17%	$414,692	$4,405	4.31%
Federal Home Loan Bank and other restricted stock	5,552	33	2.41	6,085	35	2.33
Interest-bearing deposits	11,119	4	0.15	11,118	4	0.15
Loans (3)	1,139,524	15,089	5.37	1,101,445	15,632	5.76
Total interest-earning assets	1,520,097	$17,970	4.79%	1,533,340	$20,076	5.31%
Non-interest-earning assets	73,346			85,318
Total Assets	$1,593,443			$1,618,658

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$642,729	$572	0.36%	$593,894	$979	0.67%
Time deposits	375,181	1,305	1.41	424,567	1,602	1.53
Total savings and time deposits	1,017,910	1,877	0.75	1,018,461	2,581	1.03
Federal funds purchased	-	-	-	178	-	-
Other temporary borrowings	6,900	18	1.06	19,533	32	0.66
Senior unsecured debt	29,000	280	3.92	29,000	280	3.92
Junior subordinated debentures	20,620	178	3.50	20,620	176	3.46
Total interest-bearing liabilities	1,074,430	2,353	0.89	1,087,792	3,069	1.14
Demand deposits	349,193			367,206
Other liabilities	12,277			12,470
Total Liabilities	1,435,900			1,467,468
Stockholders' Equity	157,543			151,190
Total Liabilities and Stockholders' Equity	$1,593,443			$1,618,658
Net interest rate spread			3.90%			4.17%
Net interest income/margin		15,617	4.17%		17,007	4.50%
Less tax-equivalent basis adjustment		(15)			(22)
Net interest income		$15,602			$16,985

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments of $6 and $12 in 2011 and 2010, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments of $9 and $10 in 2011 and 2010, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
March 31, 2011 versus December 31, 2010 and March 31, 2010
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	3/31/2011	12/31/2010	3/31/2010
Non-accrual Loans (1)	$11,963	$14,856	$5,394
Non-accrual Loans Held for Sale	-	-	370
Loans 90 Days or More Past Due and Still Accruing (1)	1	1	-
Total Non-performing Loans	11,964	14,857	5,764
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$11,964	$14,857	$5,764

Gross Loans Outstanding (1)	$1,148,269	$1,131,370	$1,096,707
Total Loans Held for Sale	$-	$-	$370

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	3/31/2011	12/31/2010	3/31/2010
Beginning Balance	$33,078	$32,488	$28,711
Provision	1,900	2,700	2,250
Charge-offs	(7,629)	(2,151)	(6,036)
Recoveries	240	41	606
Ending Balance	$27,589	$33,078	$25,531

KEY RATIOS:
	At
	3/31/2011	12/31/2010	3/31/2010
Allowance as a % of Total Loans (1)	2.4%	2.9%	2.3%

Non-accrual Loans as a % of Total Loans	1.0%	1.3%	0.5%

Non-performing Assets as a % of Total Loans and OREO	1.0%	1.3%	0.5%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	231%	223%	473%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	231%	223%	473%

(1) Excluding loans held for sale.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk – The process by which financial institutions manage interest-earning assets and funding sources under different interest rate environments is called asset/liability management. The primary goal of asset/liability management is to increase net interest income within an acceptable range of overall risk tolerance.  Management must ensure that liquidity, capital, interest rate and market risk are prudently managed.  Asset/liability and interest rate risk management are governed by policies reviewed and approved annually by the Company’s Board of Directors. The Board of Directors has delegated responsibility for asset/liability and interest rate risk management to the ALCO. The ALCO meets quarterly and sets strategic directives that guide the day to day asset/liability management activities of the Company as well as reviewing and approving all major funding, capital and market risk management programs. The ALCO also focuses on current market conditions, balance sheet management strategies, deposit and loan pricing issues and interest rate risk measurement and mitigation.

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

As of March 31, 2011, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a moderately positive  impact on the Company’s net interest income.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	March 31, 2011
Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300
Year One	(0.5)%	0.0%	1.0%	1.5%	1.8%
Year Two	(2.0)%	(1.4)%	0.5%	1.7%	2.6%

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

When modeling MVPE at risk, management recognizes the high degree of subjectivity when projecting long-term cash flows and reinvestment rates, and therefore uses MVPE at risk as a relative indicator of interest rate risk. Accordingly, the Company does not set definitive policy limits over MVPE at risk; however, in 2010 the Company set various policy level triggers at which successively heightened monitoring is required and, if necessary, steps will be taken to lower observed volatility of its MVPE exposure. There have been no triggering events since the setting of the various policy level triggers.

As of March 31, 2011, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 300 to -100 basis points was low.  The small changes in the percentage change in MVPE and the MVPE Ratio was attributable to the low interest rate environment, and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	March 31, 2011
	Down 100	Base Flat	Up 100	Up 200	Up 300
% Change in MVPE (1)	(1.0)%	0.0%	(1.3)%	(3.3)%	(5.3)%
MVPE Ratio	16.6%	17.2%	17.2%	17.0%	16.7%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report on Form 10-K. There are no other material changes in risk factors relevant to our operations since December 31, 2010 except as discussed below.

The Merger Agreement May Be Terminated in Accordance with Its Terms and the Merger May Not Be Completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the Merger Agreement by the Company’s stockholders, applicable  regulatory approvals, absence of orders prohibiting the completion of the Merger, effectiveness of the registration statement registering the Valley common stock for sale, approval of the shares of Valley common stock to be issued to the Company’s stockholders for listing on the New York Stock Exchange,  the purchase of the TARP  Preferred Stock from the U.S. Treasury to be funded by Valley, continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.  There can be no assurance that the conditions to closing of the Merger will be fulfilled or that the merger will be completed.

Termination of the Merger Agreement Could Negatively Impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:
•
The Company’s businesses may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger;

•	The market price of the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed; and
•	The Company expects to incur significant Merger related expenses which would reduce net income.

If the Merger Agreement is terminated and the Company’s Board of Directors seeks another merger or business combination, stockholders of the Company cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Valley has agreed to provide in the Merger.

The Company Will Be Subject to Business Uncertainties While the Merger is Pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company and consequently on Valley. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Valley’s business following the Merger could be negatively impacted. In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of Valley. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

The Merger Agreement Limits the Company’s Ability to Pursue Alternatives to the Merger.

The Merger Agreement contains “no-shop” provisions that, subject to certain exceptions involving the exercise of the Board’s fiduciary duties upon receipt of a competing proposal to acquire the Company, limit the Company’s ability to initiate, solicit, encourage or knowingly facilitate any inquiries or competing third-party proposals, or engage in any negotiations, or provide any confidential information, or have any discussions with any person relating to a proposal to acquire all or a significant part of the Company. In addition, the Company has agreed to pay Valley a termination fee in the amount of $8.75 million in the event that the Merger Agreement is terminated for certain reasons. These provisions, which were insisted upon by Valley as a condition to entering into the Merger Agreement, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer’s proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. – REMOVED AND RESERVED

ITEM 5. – OTHER INFORMATION

Not applicable.

ITEM 6. - EXHIBITS

2.1
Agreement and Plan of Merger, dated as of April 28, 2011, by and between Valley National Bancorp and State Bancorp, Inc. (incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.32	Change of control employment agreement
10.33	Third Amendment to Amended and Restated Employment Agreement, dated April 21, 2011, by and among State Bancorp, Inc., State Bank of Long Island, and Thomas M. O’Brien
10.34
Executive Retention Incentive Agreement, dated April 28, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Thomas M. O’Brien (incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.35
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Brian K. Finneran (incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.36
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Patricia M. Schaubeck (incorporated by reference from exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.37
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Thomas A. Iadanza (incorporated by reference from exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.38
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Thomas L. Nigro (incorporated by reference from exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

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

STATE BANCORP, INC.

5/6/11	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

5/6/11	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 28, 2011, by and between Valley National Bancorp and State Bancorp, Inc. (incorporated by reference from exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.32	Change of control employment agreement
10.33	Third Amendment to Amended and Restated Employment Agreement, dated April 21, 2011, by and among State Bancorp, Inc., State Bank of Long Island, and Thomas M. O’Brien
10.34
Executive Retention Incentive Agreement, dated April 28, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Thomas M. O’Brien (incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.35
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Brian K. Finneran (incorporated by reference from exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.36
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Patricia M. Schaubeck (incorporated by reference from exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.37
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Thomas A. Iadanza (incorporated by reference from exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

10.38
Executive Retention Incentive Agreement, dated May 3, 2011, by and among State Bancorp, Inc., State Bank of Long Island, Valley National Bancorp, Valley National Bank and Thomas L. Nigro (incorporated by reference from exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2011)

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