Form 10-Q
period 2011-06-30
STATE BANCORP INC
filed 2011-08-05
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2011

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

As of July 22, 2011, there were 16,959,725 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010
ASSETS:
Cash and non-interest-bearing balances due from banks	$23,788	$13,887
Interest-bearing balances due from banks	54,382	9,234
Securities held to maturity (estimated fair value of $21,895 in 2011 and $21,890 in 2010)	22,000	22,000
Securities available for sale - at estimated fair value	333,602	361,158
Federal Home Loan Bank and other restricted stock	5,402	6,381
Loans (net of allowance for loan losses of $27,731 in 2011 and $33,078 in 2010)	1,115,487	1,098,292
Bank premises and equipment - net	5,871	6,264
Bank owned life insurance	30,654	31,728
Net deferred income taxes	19,926	24,066
Prepaid FDIC assessment	4,482	5,456
Other assets	10,542	11,513
TOTAL ASSETS	$1,626,136	$1,589,979
LIABILITIES:
Deposits:
Demand	$381,701	$343,331
Savings	639,330	632,425
Time	379,776	372,979
Total deposits	1,400,807	1,348,735
Other temporary borrowings	3,000	25,000
Senior unsecured debt	29,000	29,000
Junior subordinated debentures	20,620	20,620
Other accrued expenses and liabilities	11,388	11,772
Total liabilities	1,464,815	1,435,127
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842	36,367	36,245
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,678,750 shares in 2011 and 17,518,827 shares in 2010; outstanding 16,966,158 shares in 2011 and 16,695,808 shares in 2010	177	175
Warrant	1,057	1,057
Surplus	179,543	179,293
Retained deficit	(48,108)	(51,378)
Treasury stock (712,592 shares in 2011 and 823,019 shares in 2010)	(12,012)	(13,872)
Accumulated other comprehensive income (net of taxes of $2,828 in 2011 and $2,193 in 2010)	4,297	3,332
Total stockholders' equity	161,321	154,852
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,626,136	$1,589,979

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended June 30, 2011 and 2010
(in thousands, except per share data)

	Three Months		Six Months
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$15,639	$15,074	$30,719	$30,696
Federal funds sold and securities purchased under agreements to resell	-	2	-	2
Securities held to maturity - taxable	217	-	433	-
Securities available for sale - taxable	2,744	3,779	5,354	8,145
Securities available for sale - tax-exempt	10	27	22	54
Dividends on Federal Home Loan Bank and other restricted stock	25	28	58	63
Interest on balances due from banks	14	6	18	10
Total interest income	18,649	18,916	36,604	38,970
INTEREST EXPENSE:
Deposits	1,792	2,549	3,669	5,130
Temporary borrowings	14	16	32	48
Senior unsecured debt	281	281	561	561
Junior subordinated debentures	179	182	357	358
Total interest expense	2,266	3,028	4,619	6,097
Net interest income	16,383	15,888	31,985	32,873
Provision for loan losses	1,100	5,450	3,000	7,700
Net interest income after provision for loan losses	15,283	10,438	28,985	25,173
NON-INTEREST INCOME:
Service charges on deposit accounts	416	455	858	905
Net gains on sales of securities	31	2,525	113	2,781
Income from bank owned life insurance	64	104	164	246
Other operating income	448	302	959	616
Total non-interest income	959	3,386	2,094	4,548
Income before operating expenses	16,242	13,824	31,079	29,721
OPERATING EXPENSES:
Salaries and other employee benefits	6,241	6,598	12,107	12,594
Occupancy	1,347	1,391	2,769	2,810
Equipment	330	269	654	573
Marketing and advertising	205	453	513	906
FDIC and NYS assessment	553	684	1,153	1,356
Credit and collection	112	175	209	373
Data processing	258	258	520	520
Merger-related expenses	1,357	-	1,357	-
Other operating expenses	1,168	1,353	2,278	3,045
Total operating expenses	11,571	11,181	21,560	22,177
INCOME BEFORE INCOME TAXES	4,671	2,643	9,519	7,544
PROVISION FOR INCOME TAXES	1,790	984	3,602	2,868
NET INCOME	2,881	1,659	5,917	4,676

Preferred dividends and accretion	521	518	1,042	1,036
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,360	$1,141	$4,875	$3,640

TOTAL COMPREHENSIVE INCOME	$4,716	$1,576	$6,882	$4,824

NET INCOME PER COMMON SHARE - BASIC	$0.15	$0.07	$0.30	$0.22
NET INCOME PER COMMON SHARE - DILUTED	$0.14	$0.07	$0.29	$0.22

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	16,538,060	16,288,409	16,491,491	16,213,144
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	16,690,443	16,378,165	16,626,082	16,276,437

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Six Months Ended June 30, 2011 and 2010
(dollars in thousands, except per share data)
	Six Months
	2011	2010
Preferred Stock
Balance, January 1	$36,245	$36,016
Accretion of discount on preferred shares	122	115
Balance, June 30	36,367	36,131
Common Stock
Balance, January 1	175	173
Shares issued under the dividend reinvestment plan (25,331 shares in 2011 and 19,454 shares in 2010; at 95% of market value)	1	-
Stock options exercised (20,163 shares in 2011)	-	-
Stock issued under directors' stock plan (14,000 shares in 2011 and 13,875 shares in 2010)	-	-
Stock-based compensation (100,429 shares in 2011 and 149,103 shares in 2010)	1	2
Balance, June 30	177	175
Warrant
Balance, January 1 and June 30	1,057	1,057
Surplus
Balance, January 1	179,293	178,673
Shares issued under the dividend reinvestment plan (25,331 shares in 2011 and 19,454 shares in 2010; at 95% of market value)	240	148
Stock options exercised (20,163 shares in 2011)	211	-
Stock issued under directors' stock plan (14,000 shares in 2011 and 13,875 shares in 2010)	102	140
Stock-based compensation (100,429 shares in 2011 and 149,103 shares in 2010)	488	709
Treasury stock reissued (110,427 shares in 2011 and 142,665 shares in 2010)	(791)	(1,220)
Balance, June 30	179,543	178,450
Retained Deficit
Balance, January 1	(51,378)	(57,432)
Net income	5,917	4,676
Accretion of discount on preferred shares	(122)	(115)
Stock-based compensation (100,429 shares in 2011 and 149,103 shares in 2010)	85	-
Cash dividend on common stock ($0.10 per share)	(1,690)	(1,650)
Cash dividend on preferred stock (5% per annum)	(920)	(921)
Balance, June 30	(48,108)	(55,442)
Treasury Stock
Balance, January 1	(13,872)	(16,276)
Treasury stock reissued (110,427 shares in 2011 and 142,665 shares in 2010)	1,860	2,404
Balance, June 30	(12,012)	(13,872)
Accumulated Other Comprehensive Income
Balance, January 1	3,332	6,304
Unrealized gains (1)	1,033	1,824
Reclassification adjustment (2)	(68)	(1,676)
Balance, June 30	4,297	6,452
Total Stockholders' Equity, June 30	$161,321	$152,951

Comprehensive Income
Net income	$5,917	$4,676
Other comprehensive income, net of tax:
Unrealized gains (1)	1,033	1,824
Reclassification adjustment (2)	(68)	(1,676)
Total other comprehensive income, net of tax	965	148
Total Comprehensive Income, June 30	$6,882	$4,824

(1) Unrealized gains (losses) on securities available for sale, net of taxes of $680 and $1,201 in 2011 and 2010, respectively.
(2) Adjustment for (gains) losses included in net income, net of taxes of $45 and $1,104 in 2011 and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended June 30, 2011 and 2010
(in thousands)
	Six Months
	2011	2010
OPERATING ACTIVITIES:
Net income	$5,917	$4,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	7,700
Depreciation and amortization of bank premises and equipment	837	784
Amortization of net premium on securities	1,457	1,197
Deferred income tax expense	3,505	2,064
Net gains on sales of securities	(113)	(2,781)
Income from bank owned life insurance	(164)	(246)
Change in fair value of derivative contracts	10	80
Stock-based compensation expense - net	574	711
Directors' stock plan expense	72	53
Net payments and proceeds from sales of loans held for sale	2,300	351
Decrease in other assets	856	1,642
Decrease in prepaid FDIC assessment	974	1,047
Decrease in other accrued expenses and other liabilities	(250)	(80)
Net cash provided by operating activities	18,975	17,198
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	65,186	56,751
Proceeds from prepayments and maturities of securities available for sale	44,574	79,711
Purchases of securities available for sale	(81,948)	(103,405)
Decrease in Federal Home Loan Bank and other restricted stock	979	1,888
Increase in loans - net	(22,495)	(8,541)
Benefit payments received on bank owned life insurance	1,239	-
Purchases of bank premises and equipment - net	(444)	(673)
Net cash provided by investing activities	7,091	25,731
FINANCING ACTIVITIES:
Increase (decrease) in demand and savings deposits	45,275	(46,556)
Increase in time deposits	6,797	85,835
Decrease in other temporary borrowings	(22,000)	(45,000)
Cash dividends paid on common stock	(1,690)	(1,650)
Cash dividends paid on preferred stock	(920)	(921)
Proceeds from reissuance of treasury stock	1,069	1,184
Proceeds from shares issued pursuant to compensation awards	211	-
Proceeds from shares issued under dividend reinvestment plan	241	148
Net cash provided by (used in) financing activities	28,983	(6,960)
NET INCREASE IN CASH AND CASH EQUIVALENTS	55,049	35,969
CASH AND CASH EQUIVALENTS - JANUARY 1	23,121	28,624
CASH AND CASH EQUIVALENTS - JUNE 30	$78,170	$64,593
SUPPLEMENTAL DATA:
Interest paid	$4,630	$6,025
Income taxes paid	$223	$632
Loans transferred to held for sale	$2,300	-

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, its condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, its condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 and its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the six months ended June 30, 2011 and 2010. The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2010 Annual Report on Form 10-K.

Accounting for Derivative Financial Instruments
From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers.  Each swap is mutually exclusive, and the swaps are marked to market with changes in fair value recognized as other income, with the fair value for each individual swap generally offsetting the corresponding other. In the event of default, future changes in the fair value of these swap agreements are no longer offset and are recognized as income or loss as appropriate. The customer swap program provides a customer financing option that can result in longer maturity terms without incurring the associated interest rate risk. The Company does not currently hold any derivative financial instruments for trading purposes.

For the three and six months ended June 30, 2011, net credit valuation adjustments (“CVA”) of $18 and $10 thousand, respectively, were recorded as reductions to other income. For the three and six months ended June 30, 2010, $64 and $80 thousand, respectively, were recorded as reductions to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. As all customer interest rate swap transactions are currently offset by swap transactions with institutional dealers, we expect that their future impact on the Company’s financial statements will be immaterial. At June 30, 2011 and December 31, 2010, the total gross notional amount of swap transactions outstanding was $34 million and $35 million, respectively.

Information on the Company’s derivative financial instruments at June 30, 2011 and December 31, 2010 follows (in thousands).

	Fair Values of Derivative Instruments

		June 30, 2011	December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$1,997	$2,111
Interest rate contracts	Other liabilities	$2,093	$2,198

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

Generally, the Bank processes a charge-off for any portion of a loan that is determined to be uncollectable regardless of portfolio segment or loan class. In addition, commercial loans under $25 thousand are generally fully charged off in the quarter in which they reach 180 days past due unless the loan is secured by real estate or liquid collateral; commercial loans $25 thousand and over are charged off if classified as a loss; non-revolving consumer loans are generally charged off in the quarter they reach 120 days past due; residential real estate loans are partially charged off for the amount that the loan exceeds the current value of the collateral property, no later than 180 days past due.

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

Recent Accounting Guidance
In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: 1) portfolio segment and 2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of TDRs that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company’s adoption on March 31, 2011 of the disclosures regarding activity in the allowance for loan losses and its adoption on December 31, 2010 of the other disclosures in this ASU except for those parts pertaining to TDRs, being disclosure-related only, had no impact on its results of operations. At its January 4, 2011, meeting, the FASB affirmed its decision to temporarily defer the effective date for TDRs.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We do not expect that this accounting standards update will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 22): Presentation of Comprehensive Income.”  The guidance contained in this ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to improve the presentation of comprehensive income and to increase the consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU provides only two options for presenting other comprehensive income (“OCI”). The first option is to present the total of comprehensive income in the statement of income in one continuous statement.  The second option is to present two separate but consecutive statements.  The amendments in this ASU should be applied retrospectively.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The amendments do not require any transition disclosures. We do not expect that this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.

Merger-Related Expenses
In connection with the Company’s previously announced transaction with Valley National Bancorp (“Valley”), the Company has incurred expenses of $1.4 million for the six months ended June 30, 2011. These consist primarily of legal expenses and investment bankers’ costs.

2.  STOCKHOLDERS’ EQUITY
The Company has 250,000 shares of preferred stock authorized. In December 2008, the U.S. Department of the Treasury (the “U.S. Treasury”) purchased 36,842 shares of the Company’s fixed-rate cumulative perpetual Series A Preferred Stock par value $0.01 per share and liquidation preference $1,000 per share, with a redemption and liquidation value of $37 million and an initial annual dividend of 5% for five years and 9% thereafter. The U.S. Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires in ten years. Pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to approval by the U.S. Treasury and the Company’s primary federal regulator, the Company may redeem the preferred stock without regard to whether the Company has replaced such funds from any other source or to any waiting period. If the Company were to redeem the preferred stock, the Company may repurchase the warrant. However, such a repurchase would not be mandatory.

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first six months of 2011, the Company reissued 110,427 shares of common stock previously held in treasury to be used for contributions under the Company’s Employee Stock Ownership (“ESOP”) and 401(k) plans. In addition, the Company issued 159,923 new shares related to the Company’s Directors’ Stock, dividend reinvestment and equity-based compensation plans. The Company has not repurchased any of its common shares thus far in 2011.

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

The computation of earnings per common share for the three and six months ended June 30, 2011 and 2010 follows (in thousands, except share and per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Distributed earnings allocated to common stock	$827	$814	$1,651	$1,619
Undistributed earnings allocated to common stock	1,474	302	3,112	1,955
Net earnings allocated to common stock	$2,301	$1,116	$4,763	$3,574
Average market price	$12.23	$9.29	$11.07	$8.37
Weighted average common shares outstanding, including shares considered participating securities (1)	16,959,412	16,639,801	16,879,126	16,511,305
Less: weighted average participating securities (1)	(421,352)	(351,392)	(387,635)	(298,161)
Weighted average common shares outstanding	16,538,060	16,288,409	16,491,491	16,213,144
Dilutive effect of stock options, restricted stock grants and common stock warrants	152,383	89,756	134,591	63,293
Adjusted common shares outstanding - diluted	16,690,443	16,378,165	16,626,082	16,276,437
Net income per common share - basic	$0.15	$0.07	$0.30	$0.22
Net income per common share - diluted	$0.14	$0.07	$0.29	$0.22
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	-	465,569	232,785	465,569
Other antidilutive potential shares not included in the calculation	404,174	467,327	408,830	503,923

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at June 30, 2011 and December 31, 2010 follow (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011
Securities held to maturity:
Corporate securities	$22,000	$-	$(105)	$21,895
Securities available for sale:
Obligations of states and political
subdivisions	$1,341	$10	$-	$1,351
Government Agency securities	43,467	84	(240)	43,311
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	86,482	4,567	(44)	91,005
FNMA	116,466	2,529	(69)	118,926
GNMA	73,630	734	(276)	74,088
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	5,092	-	(171)	4,921
Total securities available for sale	326,478	7,924	(800)	333,602
Total securities	$348,478	$7,924	$(905)	$355,497

December 31, 2010
Securities held to maturity:
Corporate securities	$22,000	$-	$(110)	$21,890
Securities available for sale:
Obligations of states and political
subdivisions	$1,883	$23	$-	$1,906
Government Agency securities	40,894	176	(514)	40,556
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	106,040	4,803	(95)	110,748
FNMA	111,841	2,190	(414)	113,617
GNMA	89,874	648	(1,050)	89,472
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	5,101	-	(242)	4,859
Total securities available for sale	355,633	7,840	(2,315)	361,158
Total securities	$377,633	$7,840	$(2,425)	$383,048

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at June 30, 2011 are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$8,000	$7,960
Due after five years through ten years	14,000	13,935
Total securities held to maturity	22,000	21,895
Securities available for sale:
Due after one year through five years	23,673	23,727
Due after five years through ten years	16,141	16,027
Due after ten years	4,994	4,908
Subtotal	44,808	44,662
Mortgage-backed securities and
collateralized mortgage obligations - residential	276,578	284,019
Mortgage-backed securities and
collateralized mortgage obligations - commercial	5,092	4,921
Total securities available for sale	326,478	333,602
Total securities	$348,478	$355,497

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$17,547	$47,966	$65,186	$56,751
Gross gains	33	2,527	640	2,783
Gross losses	2	2	527	2
Tax provision, net	12	1,002	45	1,104

All of the Company’s securities with gross unrealized losses at both June 30, 2011 and December 31, 2010 had been in a continuous loss position for less than twelve months.

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

5.  LOANS
At June 30, 2011 and December 31, 2010, net loans disaggregated by class consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Commercial and industrial - owner-occupied mortgage	$179,560	$191,913
Commercial and industrial - general purpose	341,373	339,447
Real estate - commercial mortgage	487,257	449,861
Real estate - residential mortgage	77,760	83,696
Real estate - commercial construction	46,463	44,331
Real estate - residential construction	4,531	14,910
Loans to individuals	4,254	4,770
Tax exempt and other	2,020	2,442
Loans - net of unearned income	1,143,218	1,131,370
Less: Allowance for loan losses	27,731	33,078
Loans - net	$1,115,487	$1,098,292

The following table presents information about the allowance for loan losses (in thousands):

	For the	For the Three Months Ended
	Last	June 30,	March 31,	December 31,	September 30,
	12 Months	2011	2011	2010	2010
Beginning balance	$31,259	$27,589	$33,078	$32,488	$31,259
Provision charged to operations	8,200	1,100	1,900	2,700	2,500
Charge-offs	(12,083)	(1,042)	(7,629)	(2,151)	(1,261)
Recoveries	355	84	240	41	(10)
Ending balance	$27,731	$27,731	$27,589	$33,078	$32,488

During the first six months of 2011 there have been no changes in the accounting policies or methodology for determining and recording the provision for loan losses.

For the three and six months ended June 30, 2011, the activity in the allowance for loan losses disaggregated by portfolio segment is shown below. At June 30, 2011 and December 31, 2010, the ending balance in the allowance for loan losses disaggregated by portfolio segment and impairment methodology follows below (in thousands). Also shown below are total loans at June 30, 2011 and December 31, 2010 disaggregated by portfolio segment and impairment methodology (in thousands).

	Commercial and industrial	Real estate - commercial	Real estate - residential (1)	Loans to individuals	Tax exempt and other	Unallocated	Total
Three months ended June 30, 2011
Total allowance for loan losses:
Beginning balance	$16,566	$7,745	$1,293	$193	$18	$1,774	$27,589
Provision charged to operations	123	577	29	6	(2)	367	1,100
Charge-offs	(756)	-	(258)	(28)	-	-	(1,042)
Recoveries	59	-	23	2	-	-	84
Ending balance	$15,992	$8,322	$1,087	$173	$16	$2,141	$27,731

Six months ended June 30, 2011
Total allowance for loan losses:
Beginning balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078
Provision charged to operations	2,235	1,702	(73)	30	(1)	(893)	3,000
Charge-offs	(6,508)	(1,441)	(674)	(48)	-	-	(8,671)
Recoveries	121	168	25	10	-	-	324
Ending balance	$15,992	$8,322	$1,087	$173	$16	$2,141	$27,731

June 30, 2011
Total allowance for loan losses:
Individually evaluated for impairment	$7,600	$1,515	$-	$-	$-	$-	$9,115
Collectively evaluated for impairment	8,392	6,807	1,087	173	16	2,141	18,616
Ending balance	$15,992	$8,322	$1,087	$173	$16	$2,141	$27,731

Total loans:
Individually evaluated for impairment	$24,305	$12,113	$1,143	$14	$-	$-	$37,575
Collectively evaluated for impairment	496,628	521,607	81,148	4,240	2,020	-	1,105,643
Ending balance	$520,933	$533,720	$82,291	$4,254	$2,020	$-	$1,143,218

December 31, 2010
Total allowance for loan losses:
Individually evaluated for impairment	$11,728	$729	$123	$-	$-	$-	$12,580
Collectively evaluated for impairment	8,416	7,164	1,686	181	17	3,034	20,498
Ending balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078

Total loans:
Individually evaluated for impairment	$30,153	$8,184	$2,304	$16	$-	$-	$40,657
Collectively evaluated for impairment	501,311	486,008	96,729	4,770	2,442	-	1,091,260
Ending balance	$531,464	$494,192	$99,033	$4,786	$2,442	$-	$1,131,917

(1) This portfolio segment is comprised of the real estate - residential mortgage and the real estate - residential construction classes.

As of June 30, 2011 and December 31, 2010, the recorded investment in loans that are considered to be impaired is summarized below (in thousands).

	June 30,	December 31,
	2011	2010
Troubled debt restructurings with specifically allocated allowances for loss	$26,500	$26,500
Allowance for loan loss specifically allocated to troubled debt restructurings	(7,370)	(8,158)
	19,130	18,342
Troubled debt restructurings with no specifically allocated allowance for loan loss	494	547
Net troubled debt restructurings	19,624	18,889

Other impaired loans with specifically allocated allowances for loss	9,653	13,610
Allowance for loan loss specifically allocated to other impaired loans	(1,745)	(4,422)
	7,908	9,188
Other impaired loans with no specifically allocated allowance for loan loss	928	-
Net other impaired loans	8,836	9,188

Total net impaired loans	$28,460	$28,077
Average impaired loan balance	$38,465	$15,602
Interest income recognized on impaired loans	$546	$448

The Company has TDRs at June 30, 2011 that include two $10 million commercial loans and a $7 million commercial real estate loan performing according to their new terms. The Company’s TDRs primarily resulted from interest rate concessions and maturity extensions. The Company has allocated $7 million of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2011. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents the Company’s impaired loans disaggregated by class for the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands).

	Recorded investment (1)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
June 30, 2011
With an allowance recorded:
Commercial and industrial - owner-occupied mortgage	$275	$275	$56	$138	$-
Commercial and industrial - general purpose	23,765	24,005	7,544	23,155	406
Real estate - commercial mortgage	5,613	5,718	1,105	5,730	-
Real estate - commercial construction	6,500	6,500	410	6,500	131
Totals	$36,153	$36,498	$9,115	$35,523	$537

With no related allowance recorded:
Commercial and industrial - general purpose	$264	$264	$-	$1,704	$-
Real estate - residential mortgage	1,143	1,143	-	1,223	9
Loans to individuals	15	15	-	15	-
Totals	$1,422	$1,422	$-	$2,942	$9

December 31, 2010
With an allowance recorded:
Commercial and industrial - general purpose	$30,049	$30,132	$11,728	$8,026	$204
Real estate - commercial mortgage	1,684	1,743	247	882	-
Real estate - residential mortgage	799	799	79	403	-
Real estate - commercial construction	6,500	6,500	482	4,897	212
Real estate - residential construction	1,078	1,078	44	812	-
Totals	$40,110	$40,252	$12,580	$15,020	$416

With no related allowance recorded:
Commercial and industrial - general purpose	$104	$104	$-	$132	$14
Real estate - residential mortgage	427	427	-	432	17
Loans to individuals	16	16	-	18	1
Totals	$547	$547	$-	$582	$32

(1) Recorded investment is defined here as unpaid principal balance less non-accrual interest paid.

At June 30, 2011 and December 31, 2010, non-accrual loans were $12 million and $15 million, respectively. There was no interest income recognized on non-accrual loans for either of the three or six month periods ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, there were two loans totaling $56 thousand and three loans totaling $104 thousand, respectively, restructured and no longer accruing interest. At both periods June 30, 2011 and December 31, 2010, there were five TDRs with an aggregate principal balance of $27 million still accruing interest. At both June 30, 2011 and December 31, 2010, loans 90 days or more past due and still accruing interest totaled $1 thousand.

The following table presents the recorded investment in non-accrual and past due loans over 90 days still on accrual as of June 30, 2011 and December 31, 2010 disaggregated by class (in thousands).

	Non-accrual loans	Loans past due over 90 days still accruing
June 30, 2011
Commercial and industrial - owner-occupied mortgage	$275	$-
Commercial and industrial - general purpose	4,667	-
Real estate - commercial mortgage	5,613	-
Real estate - residential mortgage	969	-
Loans to individuals	65	1
Total	$11,589	$1

December 31, 2010
Commercial and industrial - general purpose	$11,017	$-
Real estate - commercial mortgage	1,684	-
Real estate - residential mortgage	973	-
Real estate - residential construction	1,078	-
Loans to individuals	104	1
Total	$14,856	$1

At June 30, 2011 and December 31, 2010, past due loans disaggregated by class were as follows (in thousands).

	30 - 59 days past due and accruing	60 - 89 days past due and accruing	Greater than 90 days past due and still accruing	Non-accrual loans	Total past due	Loans not past due and still accruing	Total loans
June 30, 2011
Commercial and industrial - owner-occupied mortgage	$-	$-	$-	$275	$275	$179,285	$179,560
Commercial and industrial - general purpose	2,514	21,235	-	4,667	28,416	312,957	341,373
Real estate - commercial mortgage	1,325	162	-	5,613	7,100	480,157	487,257
Real estate - residential mortgage	579	216	-	969	1,764	75,996	77,760
Real estate - commercial construction	6,500	-	-	-	6,500	39,963	46,463
Real estate - residential construction	-	-	-	-	-	4,531	4,531
Loans to individuals	396	6	1	65	468	3,786	4,254
Tax exempt and other	-	-	-	-	-	2,020	2,020
Total	$11,314	$21,619	$1	$11,589	$44,523	$1,098,695	$1,143,218

December 31, 2010
Commercial and industrial - owner-occupied mortgage	$-	$-	$-	$-	$-	$191,913	$191,913
Commercial and industrial - general purpose	452	20,247	-	11,017	31,716	307,731	339,447
Real estate - commercial mortgage	1,344	3,341	-	1,684	6,369	443,492	449,861
Real estate - residential mortgage	198	175	-	973	1,346	82,350	83,696
Real estate - commercial construction	-	-	-	-	-	44,331	44,331
Real estate - residential construction	-	-	-	1,078	1,078	13,832	14,910
Loans to individuals	24	8	1	104	137	4,633	4,770
Tax exempt and other	-	-	-	-	-	2,442	2,442
Total	$2,018	$23,771	$1	$14,856	$40,646	$1,090,724	$1,131,370

During the first six months of 2011, the Company sold commercial and industrial loans and commercial real estate loans of $5 million and $3 million, respectively. These loans were of deteriorating credit quality and demonstrated material weaknesses making full recapture of principal and interest questionable. Charge-offs amounting to $4 million and $1 million had been taken on these commercial and industrial loans and commercial real estate loans, respectively. No gain or loss was recognized upon the sale of these loans.

At June 30, 2011 and December 31, 2010, based upon the most recent analysis performed, the following table presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan (in thousands).

	Commercial and industrial - owner-occupied mortgage	Commercial and industrial - general purpose	Real estate - commercial mortgage	Real estate - residential mortgage	Real estate - commercial construction	Real estate - residential construction	Loans to individuals	Tax exempt and other	Total
June 30, 2011
Watch list loans:
Loans requiring special attention but neither criticized nor classified	$4,134	$10,241	$11,338	$4,644	$-	$-	$202	$-	$30,559
Special mention	2,910	13,613	15,628	399	4,592	-	869	-	38,011
Substandard	8,035	20,236	14,309	1,259	6,500	1,476	529	-	52,344
Doubtful	-	12,790	-	-	-	-	6	-	12,796
Loss	-	16	-	-	-	-	-	-	16
Total watch list loans	15,079	56,896	41,275	6,302	11,092	1,476	1,606	-	133,726
Pass	164,481	284,477	445,982	-	35,371	3,055	-	2,020	935,386
Performing (1)	-	-	-	71,458	-	-	2,648	-	74,106
Total loans	$179,560	$341,373	$487,257	$77,760	$46,463	$4,531	$4,254	$2,020	$1,143,218

December 31, 2010
Watch list loans:
Loans requiring special attention but neither criticized nor classified	$2,916	$18,267	$15,059	$2,057	$-	$3,147	$140	$-	$41,586
Special mention	2,526	16,221	26,226	97	4,576	4,804	869	-	55,319
Substandard	7,906	24,244	11,887	2,222	6,500	3,027	562	-	56,348
Doubtful	-	12,717	-	-	-	-	28	-	12,745
Loss	-	-	-	-	-	-	-	-	-
Total watch list loans	13,348	71,449	53,172	4,376	11,076	10,978	1,599	-	165,998
Pass	178,565	267,998	396,689	-	33,255	3,932	-	2,442	882,881
Performing (1)	-	-	-	79,320	-	-	3,171	-	82,491
Total loans	$191,913	$339,447	$449,861	$83,696	$44,331	$14,910	$4,770	$2,442	$1,131,370

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

6.  LEGAL PROCEEDINGS
A case was filed on May 6, 2011 in the Supreme Court of the State of New York, Nassau County, on behalf of a putative class of the Company’s stockholders against the Company, the Company’s directors and Valley challenging the merger of the Company into Valley (Edith K. Grossman v. State Bancorp, Inc., et al (No. 600469/2011)). The complaint alleges that the individual defendants, who are directors of the Company, breached their fiduciary duties of care, loyalty, good faith and independence owed to the stockholders of the Company, and that the Company and Valley aided and abetted the alleged fiduciary breaches. The complaint generally alleges that the individual defendants did not maximize stockholder value and agreed to transaction terms that limited their ability to pursue and accept competing offers for the Company, resulting in a “deficient sales process.” The complaint seeks, among other things, an order enjoining the defendants from proceeding with and consummating the transaction, and other equitable and monetary relief. On June 9, 2011, the defendants moved to dismiss the complaint.  That motion has not yet been decided.  On July 14, 2011, Plaintiff sought leave to amend the complaint to add allegations that the joint S-4 and proxy statement seeking approval for the merger had insufficient disclosures regarding projections and regarding Sandler O’Neill and Co.’s fairness opinion.  The court has not yet allowed the proposed amendment.  The Company, the individual defendants and Valley vigorously deny all of the claims and allegations. The Company’s Board of Directors believes that this is a typical meritless strike suit. The Company and the individual defendants intend to defend the claims vigorously.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of June 30, 2011 and December 31, 2010. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts and ratios are as follows (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$162,270	10.07%	$64,467	4.00%	N/A	N/A
The Bank	$159,696	9.91%	$64,443	4.00%	$80,554	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$162,270	12.74%	$50,942	4.00%	N/A	N/A
The Bank	$159,696	12.54%	$50,942	4.00%	$76,412	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$178,335	14.00%	$101,883	8.00%	N/A	N/A
The Bank	$175,761	13.80%	$101,883	8.00%	$127,354	10.00%
As of December 31, 2010:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$153,261	9.53%	$64,294	4.00%	N/A	N/A
The Bank	$152,608	9.50%	$64,269	4.00%	$80,336	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$153,261	12.29%	$49,895	4.00%	N/A	N/A
The Bank	$152,608	12.23%	$49,930	4.00%	$74,896	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$169,069	13.55%	$99,791	8.00%	N/A	N/A
The Bank	$168,427	13.49%	$99,861	8.00%	$124,826	10.00%

Generally, for regulatory capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date based on its projected future taxable income or (ii) 10% of the amount of an institution’s Tier I capital. Based on these restrictions, at June 30, 2011, $15 million of the Company’s net deferred tax assets were deducted from Tier I capital and risk-weighted assets compared to $18 million at December 31, 2010. The Company anticipates that the amount of its net deferred tax assets disallowed for regulatory capital purposes will gradually decline in coming quarters as it anticipates future taxable income.

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of June 30, 2011, $4 million was available for payment of dividends to the Company from the Bank according to these limitations without seeking regulatory approval.

The preferred stock, purchased by the U.S. Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The U.S. Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires ten years from the date of issuance, or December 2018. The Company allocated $1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through June 30, 2011, $581 thousand of the discount has been accreted to preferred stock.

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

At June 30, 2011, incentive stock options for the purchase of 189,066 shares were outstanding and exercisable. The options outstanding and exercisable at June 30, 2011 had an intrinsic value of $32 thousand. The total intrinsic value of options exercised and the total cash received from option exercises for the first six months of 2011 were $9 thousand and $211 thousand, respectively. The Company recognized tax benefits resulting from option exercises for the six months ended June 30, 2011 of $3 thousand. No options were exercised in 2010.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2011	235,286	$16.15
Granted	-	-
Exercised	(20,163)	$10.49
Forfeited or expired	(26,057)	$10.31
Outstanding - June 30, 2011	189,066	$17.56

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of June 30, 2011:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$12.45 - $13.61	81,273	1.2 years	$13.09	81,273	$13.09
$19.16 - $22.63	107,793	3.2 years	$20.93	107,793	$20.93
	189,066	2.3 years	$17.56	189,066	$17.56

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets. During the first six months of 2011, the Company awarded 126,993 shares of restricted stock to certain key employees.

The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. The fair value of restricted stock awards vested during the first six months of 2011 and 2010 was $514 thousand and $225 thousand, respectively. Based on an estimated forfeiture rate, of the 384,187 shares currently outstanding, 365,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.

The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $2.8 million at June 30, 2011 and is expected to be expensed over the weighted average remaining vesting life of 2.9 years. These shares would vest immediately upon change of control of the Company. For the six months ended June 30, 2011 and 2010, $334 thousand and $442 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the six months ended June 30, 2011 and 2010 of $124 thousand and $150 thousand, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2011	313,563	$9.85
Granted	126,993	$10.74
Vested	(40,669)	$12.63
Forfeited or expired	(15,700)	$9.19
Nonvested - June 30, 2011	384,187	$9.87

At June 30, 2011, 102,745 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

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

In November 2006, the Company granted non-qualified stock options and restricted stock awards to the CEO, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and are vesting 20% per year over five years. At June 30, 2011, 131,796 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at June 30, 2011 have no intrinsic value. The restricted stock awarded to the CEO totaled 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the six months ended June 30, 2011 and 2010 was $150 thousand and $73 thousand, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2011	39,312	$12.72
Granted	-	-
Vested	(8,362)	$17.94
Nonvested - June 30, 2011	30,950	$11.31

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock is $350 thousand at June 30, 2011 and will be expensed over the weighted average remaining vesting life of 1.4 years. For the six months ended June 30, 2011 and 2010, $265 thousand and $269 thousand, respectively, were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to match fund asset purchases. The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At June 30, 2011, the Bank had approximately $318 million of real estate mortgage loan collateral, including approximately $300 million in commercial real estate loans, pledged at the FHLB. Based on this collateral, the Bank had approximately $226 million available to borrow overnight or on a term basis. There were no investment securities pledged at June 30, 2011. The FHLB line is renewed annually.

The following table provides information on the Bank’s FHLB line at and for the six months ended June 30, 2011 and year ended December 31, 2010 (dollars in thousands).

	Six months ended	Year ended
	June 30, 2011	December 31, 2010
Amount outstanding under line of credit with the FHLB - end of period	$-	$22,000
Amount outstanding under line of credit with the FHLB - period average	$2,022	$7,386
Weighted-average interest rate on average amount outstanding	0.41%	0.45%

At June 30, 2011 and December 31, 2010, the Bank had $3 million outstanding in securities sold under agreements to repurchase at a weighted-average interest rate of 1.88%.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Carrying Amount at June 30, 2011	Fair Value Measurements at June 30, 2011 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$1,351	$1,351
Government Agency securities	43,311	43,311
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	91,005	91,005
FNMA	118,926	118,926
GNMA	74,088	74,088
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	4,921	4,921
Total securities available for sale	$333,602	$333,602

Derivatives	$1,997	$1,997

Liabilities:

Derivatives	$2,093	$2,093

	Carrying Amount at December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$1,906	$1,906
Government Agency securities	40,556	40,556
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	110,748	110,748
FNMA	113,617	113,617
GNMA	89,472	89,472
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	4,859	4,859
Total securities available for sale	$361,158	$361,158

Derivatives	$2,111	$2,111

Liabilities:

Derivatives	$2,198	$2,198

For the six months ended June 30, 2011 and the year ended December 31, 2010, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows (in thousands):

	June 30, 2011	Fair Value Measurements at June 30, 2011 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial - owner-occupied mortgage	$219	$219
Commercial and industrial - general purpose	16,221	16,221
Real estate - commercial mortgage	4,508	4,508
Real estate - commercial construction	6,090	6,090
Total impaired loans	$27,038	$27,038

	December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial - general purpose	$18,321	$18,321
Real estate - commercial mortgage	1,437	1,437
Real estate - residential mortgage	720	720
Real estate - commercial construction	6,018	6,018
Real estate - residential construction	1,034	1,034
Total impaired loans	$27,530	$27,530

Impaired loans with specific allocations had a principal amount of $36 million and $40 million, with a valuation allowance of $9 million and $13 million at June 30, 2011 and December 31, 2010, respectively. The provision for losses on impaired loans was ($682) thousand and $965 thousand for the six months ended June 30, 2011 and 2010, respectively. (See also Note 5 – Loans.)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$78,170	$78,170	$23,121	$23,121
Accrued interest receivable	5,537	5,537	5,776	5,776
Securities held to maturity	22,000	21,895	22,000	21,890
Securities available for sale	333,602	333,602	361,158	361,158
Federal Home Loan Bank and
other restricted stock	5,402	N/A	6,381	N/A
Loans - net of the
allowance for loan losses	1,115,487	1,123,717	1,098,292	1,109,500
Derivatives	1,997	1,997	2,111	2,111

Financial liabilities:
Deposits	$1,400,807	$1,310,023	$1,348,735	$1,257,572
Senior unsecured debt	29,000	29,319	29,000	29,386
Junior subordinated debentures	20,620	15,568	20,620	11,470
Accrued interest payable	638	638	650	650
Temporary borrowings	3,000	3,000	25,000	25,000
Derivatives	2,093	2,093	2,198	2,198

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

11.  INCOME TAXES
Income tax expense of $3.6 million and $2.9 million were recorded during the six months ended June 30, 2011 and 2010, respectively. The Company’s overall effective tax rate was 38% for the six months ended June 30, 2011 and 2010.

The Company is no longer subject to examination by Federal taxing authorities for years before January 1, 2008. In addition, the Company is no longer subject to examination by New York State (“NYS”) and New York City (“NYC”) taxing authorities for years before January 1, 2007. The Company is currently under examination by NYS for the NYS franchise tax returns for the years ended December 31, 2007 through 2009.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of June 30, 2011 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and the Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2011, there were no material accruals for interest and/or penalties.

The Company has net operating loss carryforwards of approximately $17 million for Federal income tax and $37 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the years 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings and therefore no valuation allowance has been recorded against the deferred tax assets. In addition, the Company has alternative minimum tax (“AMT”) credit carryover of $1 million which does not expire.

12.  MERGER-RELATED ACTIVITY
On April 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valley, providing for the merger of the Company with and into Valley, with Valley as the surviving entity (the “Merger”). Immediately following the Merger, the Bank will merge with and into Valley National Bank, a national banking association and wholly-owned subsidiary of Valley, with Valley National Bank surviving the merger.  Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company will be converted into one share of Valley common stock, subject to the payment of cash in lieu of fractional shares.  The Merger Agreement provides that, prior to the consummation of the Merger, Valley will fund the purchase by either Valley or the Company from the U.S. Treasury of each share of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company (the “TARP Preferred Stock”) issued and outstanding on that date.  In addition, Valley may, but is not required to, purchase the outstanding warrant (the “TARP Warrant”) to purchase Company common stock.  If Valley does not purchase the TARP Warrant, such warrant will be converted at the effective time of the Merger into a warrant to purchase Valley common stock, subject to appropriate adjustments in accordance with its terms.

The Board of Directors of the Company has unanimously approved the Merger. The Merger is subject to the approval of the Company’s stockholders, approvals from applicable banking regulators and other customary conditions. The Office of the Comptroller of the Currency and the Federal Reserve Bank of New York have granted their approval of the merger. We anticipate the closing of the Merger to take place in the fourth quarter of 2011.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: the failure of the Company and Valley to satisfy the closing conditions in the merger agreement, market interest rates, general economic conditions, legislative/regulatory changes including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”), monetary and fiscal policies of the U.S. Government, changes in FDIC assessments, the ability to raise additional capital (equity or debt) on favorable terms, the quality and composition of the loan or investment portfolios, demand for loan products, demand for financial services in the Company’s primary trade area, regional economic activity in New York, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the Company’s periodic reports filed with the SEC.

Non-GAAP Disclosures - This discussion includes non-GAAP financial measures of our tangible common equity ratio, core operating expenses, core operating efficiency ratio and total core operating expenses to average total assets ratio. A non-GAAP financial measure is a numerical measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are required to be disclosed by GAAP. The Company believes that these non-GAAP financial measures provide both management and investors a more complete understanding of the underlying operational results and trends and the Company’s marketplace performance. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the numbers prepared in accordance with GAAP.

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

On April 28, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valley, providing for the merger of the Company with and into Valley, with Valley as the surviving entity (the “Merger”). Immediately following the Merger, the Bank will merge with and into Valley National Bank, a national banking association and wholly-owned subsidiary of Valley, with Valley National Bank surviving the merger.  Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of the Company will be converted into one share of Valley common stock, subject to the payment of cash in lieu of fractional shares.  The Merger Agreement provides that, prior to the consummation of the Merger, Valley will fund the purchase by either Valley or the Company from the U.S. Treasury of each share of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of the Company (the “TARP Preferred Stock”) issued and outstanding on that date.  In addition, Valley may, but is not required to, purchase the outstanding warrant (the “TARP Warrant”) to purchase Company common stock.  If Valley does not purchase the TARP Warrant, such warrant will be converted at the effective time of the Merger into a warrant to purchase Valley common stock, subject to appropriate adjustments in accordance with its terms.

The Board of Directors of the Company has unanimously approved the Merger.  The Merger is subject to the approval of the Company’s stockholders, approvals from applicable banking regulators and other customary conditions. The Office of the Comptroller of the Currency and the Federal Reserve Bank of New York have granted their approval of the merger. We anticipate the closing of the Merger to take place in the fourth quarter of 2011.  In connection with the merger, Valley has filed with the SEC a Registration Statement on Form S-4 that includes a proxy statement of the Company and a prospectus of Valley, as well as other relevant documents concerning the proposed transaction. A definitive proxy statement will be mailed to stockholders of the Company after the Registration Statement is declared effective.  The Registration Statement has not yet become effective.  The definitive proxy statement will contain more detailed information regarding the Merger.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the quarters and six months ended June 30, 2011 and 2010

	Quarters ended June 30,				Six months ended June 30,
			Over/				Over/
			(under)				(under)
	2011	2010	2010		2011	2010	2010
Revenue (1)	$17,342	$19,274	(10.0	) %	$34,079	$37,421	(8.9	) %
Operating expenses	$10,214	$11,181	(8.6	) %	$20,203	$22,177	(8.9	) %
Provision for loan losses	$1,100	$5,450	(79.8	) %	$3,000	$7,700	(61.0	) %
Net income	$2,881	$1,659	73.7%		$5,917	$4,676	26.5%
Net income per common share - diluted	$0.14	$0.07	100%		$0.29	$0.22	32%
Return on average total assets	0.71%	0.40%	31	bp	0.74%	0.58%	16	bp
Return on average common stockholders' equity	7.70%	3.96%	374	bp	8.09%	6.39%	170	bp
Tier I leverage ratio	10.07%	8.93%	114	bp	10.07%	8.93%	114	bp
Tier I risk-based capital ratio	12.74%	12.02%	72	bp	12.74%	12.02%	72	bp
Total risk-based capital ratio	14.00%	13.28%	72	bp	14.00%	13.28%	72	bp
Tangible common equity ratio (non-GAAP)	7.62%	7.17%	45	bp	7.62%	7.17%	45	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.

As of June 30, 2011, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $161 million.

The Company recorded net income of $2.9 million, and $0.14 per diluted common share, for the second quarter of 2011, compared to net income of $1.7 million, and $0.07 per diluted common share, for the second quarter of 2010. Several positive trends were evident this reporting period compared to the same quarter last year, most notably a $4.4 million decrease in the provision for loan losses and a $495 thousand increase in net interest income as the result of a wider net interest margin. Core operating expenses (a non-GAAP financial measure) declined by 8.6% to $10.2 million in the second quarter of 2011 resulting in an improvement of the Company’s operating efficiency ratio to 58.8%. Core operating expenses exclude merger-related expenses of $1.4 million, primarily legal fees, associated with the Merger. The Company expects that non-interest expense will continue to increase due to Merger-related costs. Partially offsetting these improvements, net gains on the sales of securities declined by $2.5 million in the second quarter of 2011 compared to 2010. Excluding the merger-related expenses, second quarter net income was $3.7 million and earnings per diluted common share was $0.19.

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the quarters and six months ended June 30, 2011 and 2010

	Quarters ended June 30,			Six months ended June 30,
			Over/			Over/
			(under)			(under)
	2011	2010	2010	2011	2010	2010
Net interest income	$16,383	$15,888	3.1%	$31,985	$32,873	(2.7)%
Service charges on deposit accounts	416	455	(8.6)%	858	905	(5.2)%
Net gains on sales of securities	31	2,525	(98.8)%	113	2,781	(95.9)%
Income from bank owned life insurance	64	104	(38.5)%	164	246	(33.3)%
Other operating income	448	302	48.3%	959	616	55.7%
Total revenue	$17,342	$19,274	(10.0)%	$34,079	$37,421	(8.9)%

The Company’s return on average total assets at 0.71% for the second quarter of 2011 compares favorably to 0.40% for the second quarter of 2010, while return on average common stockholders’ equity increased to 7.70% for the second quarter of 2011 from 3.96% for the second quarter of 2010. The Company’s net interest margin increased by 16 basis points to 4.32% for the second quarter of 2011 from 4.16% for the second quarter of 2010. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers.

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

The provision for loan losses was $1.1 million in the second quarter of 2011 compared to $5.5 million in the second quarter of 2010. The decrease in provision reflects the amount of provision deemed necessary to maintain an adequate allowance for loan losses taking into account the current status of watch list loans. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.) The allowance for loan losses was $28 million at June 30, 2011 and $33 million at December 31, 2010.

The Company’s securities portfolio contains no subprime exposure, structured debt or exotic structures. At June 30, 2011, the fair value of the securities portfolio represented 102% of amortized cost.

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

Generally, the Bank processes a charge-off for any portion of a loan that is determined to be uncollectable regardless of portfolio segment or loan class. In addition, commercial loans under $25 thousand are generally fully charged off in the quarter in which they reach 180 days past due unless the loan is secured by real estate or liquid collateral; commercial loans $25 thousand and over are charged off if classified as a loss; non-revolving consumer loans are generally charged off in the quarter they reach 120 days past due; residential real estate loans are partially charged off for the amount that the loan exceeds the current value of the collateral property, no later than 180 days past due.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at June 30, 2011. When compared to December 31, 2010, total assets increased by $36 million. This change primarily reflects increases in balances due from banks and net loans of $55 million and $17 million, respectively, partially offset by a decrease in investment securities of $28 million.

The increase in balances due from banks resulted from temporary inflows of deposits from municipal tax receivers. Net loans were $1.1 billion at June 30, 2011, an increase of $17 million as compared to December 31, 2010. Before allowance for loan losses and unearned income, the increase in commercial real estate loans of $34 million was partially offset by a decrease of $15 million in commercial and industrial loans at June 30, 2011 as compared to year end 2010. In addition, the allowance for loan losses decreased $5 million at June 30, 2011 compared to December 31, 2010, reflecting the amount of allowance deemed necessary to maintain an adequate allowance for loan losses.

The decrease in the investment portfolio largely reflects sales and prepayments of mortgage-backed securities of U.S. Government-sponsored enterprises totaling $48 million and $44 million, respectively. These were partially offset by purchases of mortgage-backed securities totaling $62 million.

At June 30, 2011, total deposits were $1.4 billion, an increase of $52 million when compared to December 31, 2010, largely due to an increase in core deposit balances. Core deposit balances increased $45 million as an increase of $38 million in demand deposits, primarily business demand deposit balances, was coupled with an increase of $7 million in savings deposits, largely municipal savings deposits. Core deposit balances represented approximately 73% of total deposits at June 30, 2011 compared to 72% at year end 2010. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $3 million at June 30, 2011 and $25 million at December 31, 2010.

Capital Resources - Total stockholders’ equity amounted to $161 million at June 30, 2011, representing an increase of $6 million from December 31, 2010. The increase from year end 2010 largely reflects net income retained and the reissuance of common stock previously held in treasury to be used for contributions under the Company’s ESOP and 401(k) plans. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

The Company’s Dividend Reinvestment and Stock Purchase Plan (the “DRP”) allows existing shareholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis. The DRP allows for a periodic incremental increase in capital to the extent of our shareholders’ participation.

In November 2008, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective in December 2008. This shelf registration statement allows the Company to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, up to an aggregate of $100 million of the Company’s common stock, preferred stock, senior debt securities, subordinated debt securities, or warrants to purchase common stock or preferred stock. The shelf registration statement provides the Company with capital raising flexibility and enables the Company to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit the Company to comply with any changes in the regulatory environment that call for increased capital requirements. The Company’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and the Company’s capital needs at such time. As of June 30, 2011, the Company had not issued and sold any securities pursuant to the shelf registration statement.

The Company’s tangible common equity to tangible assets ratio was 7.62% at June 30, 2011 compared to 7.39% at December 31, 2010 and 7.17% at June 30, 2010. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at June 30, 2011 (in thousands):

Total stockholders' equity	$161,321
Less: preferred stock	(36,367)
Less: warrant	(1,057)
Total common stockholders' equity	123,897
Less: intangible assets	-
Tangible common equity	$123,897

Total assets	$1,626,136
Less: intangible assets	-
Tangible assets	$1,626,136

At June 30, 2011, the Bank’s Tier I leverage ratio was 9.91% while its risk-based capital ratios were 12.54% for Tier I capital and 13.80% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution, or 5.00%, 6.00% and 10.00%, respectively. Table 2-1 summarizes the Company’s capital ratios as of June 30, 2011 and compares them to current minimum regulatory guidelines and December 31 and June 30, 2010 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
June 30, 2011	10.07%	12.74%	14.00%
December 31, 2010	9.53%	12.29%	13.55%
June 30, 2010	8.93%	12.02%	13.28%

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

Additionally, under the CPP the Company must receive consent from the U.S. Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008 which was the $0.10 per common share declared on July 29, 2008. The Company’s Board declared a cash dividend of $0.05 per share at its July 26, 2011 meeting. The cash dividend will be paid on September 16, 2011 to stockholders of record on August 19, 2011.

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

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The trust subsidiaries used the proceeds of the issuance of the securities to purchase junior subordinated debentures issued by the Company. The Company has the right to redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, on any interest payment date prior to the maturity date of November 7, 2032 at par. The Company has the right to redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, on any interest payment date prior to the maturity date of January 23, 2034 at par. However, under the CPP, the Company must get approval from the U.S. Treasury before it can redeem any capital securities. This requirement will remain in place as long as the Series A Preferred Stock is outstanding. The weighted average cost of all trust preferred securities outstanding was 3.49% and 3.50% for the six months ended June 30, 2011 and 2010, respectively.

Under the New York Business Corporation Law, the Company can pay dividends only out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank, the issuance of common stock and proceeds from the DRP. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of June 30, 2011, $4 million was available for payment of dividends to the Company from the Bank according to these limitations without seeking regulatory approval.

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

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets increased to $385 million at June 30, 2011 compared to $368 million at December 31, 2010, largely due to higher balances at the FRB. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At June 30, 2011, total deposits were $1.4 billion, an increase of $52 million when compared to December 31, 2010. Of the total time deposits at June 30, 2011, $314 million are scheduled to mature within the next 12 months. At June 30, 2011, total borrowings were $53 million, a decrease of $22 million when compared to December 31, 2010. Of the total borrowings at June 30, 2011, $30 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits and borrowings. For the six months ended June 30, 2011 and 2010, proceeds from sales and maturities of securities available for sale totaled $110 million and $136 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the six months ended June 30, 2011 and 2010, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $22 million and $8 million, respectively. The Company did not purchase any loans in 2011 or 2010. The Company purchased investment securities totaling $82 million and $103 million during the six months ended June 30, 2011 and 2010, respectively.

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

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At June 30, 2011, access to approximately $226 million under the Bank’s FHLB line of credit was available for overnight or term borrowings with maturities of up to thirty years. The amount of the FHLB line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At June 30, 2011, approximately $73 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At June 30, 2011, no advances were outstanding with the FHLB and no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $37 million and $28 million in short-term certificates of deposit outstanding at June 30, 2011 and December 31, 2010, respectively. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. CDARS deposits, even though they are sourced from Bank customers, are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  At both June 30, 2011 and December 31, 2010, $30 million in such brokered deposits were outstanding, $25 million of which is scheduled to mature within the next 12 months. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements, including all outstanding commitments and letters of credit.

Our ten largest depositor relationships accounted for approximately 26% of our deposits at June 30, 2011. Our largest depositor relationship accounted for approximately 7% of our deposits at June 30, 2011. In addition, approximately 5% of our deposits at June 30, 2011, which includes deposits gathered through CDARS, are considered for regulatory purposes to be brokered deposits.  Brokered deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits.

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

Pursuant to the terms of the Merger Agreement, prior to the consummation of the Merger, Valley will fund the purchase, by either Valley or the Company, from the U.S. Treasury of each share of the TARP Preferred Stock issued and outstanding on that date.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2011 and 2010, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $190 million and $202 million, respectively.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2011 and 2010, letters of credit outstanding were approximately $15 million and $13 million, respectively. At June 30, 2011 and 2010, the uncollateralized portion was approximately $2 million and $3 million, respectively.

The use of derivative financial instruments, i.e. interest rate swaps, exposes the Company to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of substantial credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to fair value with changes in fair value recognized as other income, with the fair value for each individual swap with the institutional dealer largely offsetting the corresponding swap with the Bank’s customer. Net credit valuation adjustments (“CVA”) are recorded in other operating income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. At June 30, 2011 and 2010, the total gross notional amount of swap transactions outstanding was $34 million and $36 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended June 30, 2011 and 2010 - The Company recorded net income of $2.9 million for the second quarter of 2011, an improvement of $1.2 million from the second quarter of 2010. The 2011 second quarter results versus the comparable 2010 period primarily reflected a $4.4 million decrease in the provision for loan losses and a $495 thousand increase in net interest income. Partially offsetting these improvements, net gains on the sales of securities declined by $2.5 million in the second quarter of 2011 compared to 2010 and we incurred Merger-related expenses of $1.4 million, primarily legal fees, associated with the Company’s previously announced transaction with Valley. Core operating expenses (a non-GAAP financial measure excluding Merger-related expenses) declined 8.6% to $10.2 million in the second quarter of 2011.

As shown in Table 2-2 (A) following this discussion, net interest income increased 3.1% to $16.4 million as the Company’s net interest margin increased to 4.32% during the second quarter of 2011 from 4.16% a year ago. The increased net interest margin primarily resulted from a 26 basis point reduction in the Company’s cost of average total interest-bearing liabilities to 0.84% in 2011. The Company’s yield on average total interest-earning assets decreased four basis points to 4.91% in 2011.

The average yield on the Company’s loans increased to 5.49% in the second quarter of 2011 from 5.44% in the second quarter of 2010. In 2011 the Company collected a prepayment penalty and an assignment fee totaling $167 thousand on the payoff of a commercial loan. This improved the Company’s average loan yield by six basis points and the net interest margin by five basis points in the second quarter of 2011. The average balance of the Company’s loan portfolio increased $30 million for the second quarter of 2011 as compared to the same period in 2010.

The average yield on the Company’s securities declined to 3.44% in the second quarter of 2011 from 3.85% in the second quarter of 2010. This is largely a result of principal paydowns and sales of mortgage-backed securities of U.S. Government-sponsored enterprises. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment in 2011. The average balance of the Company’s securities portfolio decreased $51 million for the second quarter of 2011 as compared to the same period in 2010. This was primarily due to sales and prepayments of mortgage-backed securities, as well as the Company’s fourth quarter 2010 decision to cease purchasing bonds due to the low rate environment.

The reduction in the cost of average total interest-bearing liabilities in 2011 resulted largely from the Company’s ongoing management of deposit rates, reflecting the continuing low market interest rate environment. The average cost of time and savings deposits both declined by 26 basis points in the second quarter of 2011 compared to the second quarter of 2010. The Company also experienced a $30 million decrease in the average balance of time deposits for the second quarter of 2011 compared to the second quarter of 2010. At both June 30, 2011 and 2010, the Company had $30 million in traditional brokered deposits, which does not include CDARS deposits, with a weighted-average cost of 2.81%.

The provision for loan losses was $1.1 million in the second quarter of 2011, representing a decrease of $4.4 million versus the comparable 2010 period. The second quarter 2011 provision for loan losses slightly exceeded the $1.0 million of net charge-offs recorded during this period. We have determined that the level of $28 million in total allowance for loan losses is adequate at June 30, 2011. The adequacy of the provision and the resulting allowance for loan losses, which decreased by $5 million from December 31, 2010 to $28 million at June 30, 2011, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. Although there were a number of loan payments and risk rating upgrades and downgrades during the second quarter of 2011, both total non-accrual loans and total watch list loans declined since December 31, 2010. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income declined by $2.4 million in the second quarter of 2011 versus the comparable 2010 period principally due to lower net gains on sales of securities and decreased income from bank owned life insurance reflecting a lower rate of return. These were partially offset by an increase in other operating income of $146 thousand attributable to higher overdraft volume, letter of credit and loan sourcing fees in 2011. Net gains on sales of securities were $31 thousand in the second quarter of 2011 compared to $2.5 million for the same period last year.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the quarters and six months ended June 30, 2011 and 2010

	Quarters ended June 30,			Six months ended June 30,
			Over/			Over/
			(under)			(under)
	2011	2010	2010	2011	2010	2010
Salaries and other employee benefits	$6,241	$6,598	(5.4)%	$12,107	$12,594	(3.9)%
Occupancy	1,347	1,391	(3.2)%	2,769	2,810	(1.5)%
Equipment	330	269	22.7%	654	573	14.1%
Marketing and advertising	205	453	(54.7)%	513	906	(43.4)%
FDIC and NYS assessment	553	684	(19.2)%	1,153	1,356	(15.0)%
Credit and collection	112	175	(36.0)%	209	373	(44.0)%
Data processing	258	258	0.0%	520	520	0.0%
Other operating expenses	1,168	1,353	(13.7)%	2,278	3,045	(25.2)%
Core operating expenses (1)	10,214	11,181	(8.6)%	20,203	22,177	(8.9)%

Merger-related expenses	1,357	-	N/M (2)	1,357	-	N/M (2)
Total operating expenses	$11,571	$11,181	3.5%	$21,560	$22,177	(2.8)%

(1) Core operating expenses are a non-GAAP presentation.
(2) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses for the second quarter of 2011 increased by $390 thousand due to $1.4 million of Merger-related expenses. Second quarter 2011 core operating expenses (a non-GAAP measure that excludes Merger-related expenses) decreased by $967 thousand or 8.6% to $10.2 million compared to the second quarter of 2010. This decrease was due to cost reductions achieved in several expense categories, most notably salaries and other employee benefits, marketing and advertising, FDIC and NYS assessment and credit and collection. Salaries and other employee benefits declined by $357 thousand in the second quarter of 2011 versus 2010 primarily as the result of a reduction in staff count in 2011 and a decline in the Company’s defined contribution plan expense. Marketing and advertising expenses declined by $248 thousand in 2011 due to a reduction in spending related to brand building. In addition, we experienced year-over-year reductions in expenses in occupancy, FDIC and NYS assessment and credit and collection of $44 thousand, $131 thousand and $63 thousand, respectively.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) was 66.7% in the second quarter of 2011 compared to 66.5% in the second quarter of 2010. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.84% for the second quarter of 2011 versus 2.71% for the second quarter of 2010. Excluding merger-related expenses, the Company’s second quarter 2011 operating efficiency ratio was 58.8% and its total operating expenses to average total assets ratio was 2.51%.

Core operating expenses are calculated by subtracting merger-related expenses from total operating expenses.  The core operating efficiency ratio is calculated by dividing core operating expenses by the sum of fully taxable equivalent ("FTE") net interest income and non-interest income, excluding net securities gains and losses. The total core operating expenses to average total assets ratio is calculated by dividing core operating expenses by average total assets. The core operating efficiency and total core operating expenses to average total assets ratios are not required by GAAP or by applicable bank regulatory requirements, but are used by management to evaluate the level of operating expenses. Since there is no authoritative requirement to calculate these ratios, our ratios are not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. Core operating expenses, the core operating efficiency ratio and the total core operating expenses to average total assets ratio are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. With respect to the calculation of core operating expenses and the actual unaudited core operating efficiency and total core operating expenses to average total assets ratios as of June 30, 2011, the reconciliation of core operating expenses to GAAP total operating expenses and the calculation of the core operating efficiency and total core operating expenses to average total assets ratios are set forth below:

Core Operating Expenses	Quarter to Date	Year to Date
	6/30/2011	6/30/2011
Total operating expenses	$11,571	$21,560
Less: merger-related expenses	(1,357)	(1,357)
Core operating expenses	$10,214	$20,203

Core Operating Efficiency Ratio	Quarter to Date	Year to Date
	6/30/2011	6/30/2011
Core operating expenses	$10,214	$20,203
FTE net interest income	16,397	32,014

FTE non-interest income	992	2,179
Less: net gains on sales of securities	(31)	(113)
Non-interest income excluding net securities gains	961	2,066

	58.84%	59.28%

Total Core Operating Expenses to Average Total Assets Ratio	Quarter to Date 6/30/2011	Year to Date 6/30/2011
Core operating expenses	$10,214	$20,203
Core operating expenses annualized	40,968	40,741
Average total assets	1,633,335	1,613,499

	2.51%	2.53%

The Company’s income tax expense was $1.8 million in the second quarter of 2011 as compared to $1.0 million in the second quarter of 2010. The Company’s overall effective tax rate was 38% for the second quarter of 2011 compared to 37% for the same period in the prior year. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations – Comparison of the Six Months Ended June 30, 2011 and 2010 – For the six months ended June 30, 2011 the Company recorded net income of $5.9 million compared to $4.7 million in the corresponding 2010 period. The factors contributing to the increase in net income were a $4.7 million decrease in the provision for loan losses and a $617 thousand decline in total operating expenses in 2011, partially offset by reductions in net interest income and non-interest income of $888 thousand and $2.5 million, respectively.

As shown in Table 2-2 (B) following this discussion, net interest income declined 2.7% to $32.0 million as the Company’s net interest margin decreased to 4.24% during the first half of 2011 from 4.33% a year ago. The decreased net interest margin primarily resulted from a $12 million reduction in average total interest-earning assets coupled with a 28 basis point reduction in the total interest-

earning assets yield, largely reflecting the 78 basis point reduction in the average yield on the securities portfolio. This was partially offset by a 26 basis point reduction in the average cost of total interest-bearing liabilities to 0.86% during the first half of 2011 compared to the same period in 2010.

The average yield on the Company’s loans decreased to 5.43% in the first half of 2011 from 5.60% in the first half of 2010. This resulted from the Company’s ongoing efforts to diversify away from a heavier reliance on commercial real estate toward commercial and industrial loans which generally tend to be lower yielding. The average balance of the Company’s loan portfolio increased $34 million for the first half of 2011 as compared to the same period in 2010.

The average yield on the Company’s securities declined to 3.30% in the first half of 2011 from 4.08% in the first half of 2010. This is largely a result of principal paydowns and sales of mortgage-backed securities of U.S. Government-sponsored enterprises. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment in 2011. The average balance of the Company’s securities portfolio decreased $51 million for the first half of 2011 as compared to the same period in 2010. This was primarily due to sales and prepayments of mortgage-backed securities, as well as the Company’s fourth quarter 2010 decision to cease purchasing bonds due to the low rate environment.

The reduction in the cost of average total interest-bearing liabilities in 2011 resulted largely from the Company’s ongoing management of deposit rates, reflecting the continuing low market interest rate environment. The average cost of time and savings deposits declined by 19 basis points and 29 basis points, respectively, in the first half of 2011 compared to the first half of 2010. The Company also experienced a $40 million decrease in the average balance of time deposits for the first half of 2011 compared to the first half of 2010.

The provision for loan losses was $3.0 million in the first half of 2011, representing a decrease of $4.7 million versus the comparable 2010 period. We have determined that the level of $28 million in total allowance for loan losses is adequate at June 30, 2011. The adequacy of the provision and the resulting allowance for loan losses, which decreased by $5 million from December 31, 2010 to $28 million at June 30, 2011, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. Although there were a number of loan payments and risk rating upgrades and downgrades during the first half of 2011, both total non-accrual loans and total watch list loans declined since December 31, 2010. We completed the strategic sale and settlement of three commercial loans totaling $8 million. We initially planned to resolve the loans, but decided to sell them in March of 2011. Two of these loans totaling $7 million had involved lengthy workout negotiations and we determined that to continue with protracted litigation most likely would have been very costly and time-consuming with uncertain recovery results. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income declined by $2.5 million in the first half of 2011 versus the comparable 2010 period principally due to lower net gains on sales of securities and decreased income from bank owned life insurance reflecting a lower rate of return. These were partially offset by an increase in other operating income of $343 thousand attributable to higher overdraft volume, letter of credit and loan sourcing fees in 2011. Net gains on sales of securities were $113 thousand in the first six months of 2011 compared to $2.8 million for the same period last year.

First half 2011 total operating expenses decreased by $617 thousand or 2.8% to $21.6 million compared to the first half of 2010. This decrease was due to cost reductions achieved in several expense categories, in particular salaries and other employee benefits, marketing and advertising, FDIC and NYS assessment and credit and collection. Salaries and other employee benefits declined by $487 thousand in the first half of 2011 versus 2010 primarily as the result of a reduction in staff count in 2011 and a decline in the Company’s defined contribution plan expense. Marketing and advertising expenses declined by $393 thousand in 2011 due to a reduction in spending related to brand building. In addition, we experienced year-over-year reductions in expenses in occupancy, FDIC and NYS assessment and credit and collection of $41 thousand, $203 thousand and $164 thousand, respectively. Total operating expenses, excluding $1.4 million in merger-related expenses, decreased by $2.0 million or 8.9% to $20.2 million in the first half of 2011 from the comparable 2010 period.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) was 63.3% in the first half of 2011 compared to 63.7% in the first half of 2010. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.69% for the first half of 2011 versus 2.73% for the first half of 2010. Excluding merger-related expenses, the Company’s first half 2011 operating efficiency ratio was 59.3% and its total operating expenses to average total assets ratio was 2.53%.

Income tax expense of $3.6 million and $2.9 million were recorded during the six months ended June 30, 2011 and 2010, respectively. The Company’s overall effective tax rate was 38% for the six months ended June 30, 2011 and 2010. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.  (See also Note 4 to the Unaudited Condensed Consolidated Financial Statements – Investment Securities.)

Non-accrual loans totaled $12 million (of which there were no loans held for sale that were previously written down to their estimated fair value) at June 30, 2011, $15 million (which includes no loans held for sale) at December 31, 2010 and $7 million (which includes $319 thousand in loans held for sale) at June 30, 2010. The $5 million net increase in non-accrual loans at June 30, 2011 compared to June 30, 2010 resulted primarily from additions to non-accrual status, partially offset by several strategic commercial loan sales, settlements and charge-offs. The net decrease in non-accrual loans at June 30, 2011 compared to December 31, 2010 was primarily due to the strategic sale and settlement of three commercial loans totaling $8 million during the first quarter of 2011, partially offset by the addition to non-accrual status of one commercial real estate loan of $4 million. At June 30, 2011, December 31, 2010 and June 30, 2010, the Company held no other real estate owned (“OREO”). Loans 90 days or more past due and still accruing interest at June 30, 2011 and December 31, 2010 totaled $1 thousand at both periods. At June 30, 2010 loans 90 days or more past due and still accruing interest were $9 thousand.

At June 30, 2011 and December 31, 2010, net impaired loans totaled $28 million, primarily consisting of two classified, partially secured commercial and industrial loans each with a principal balance of $10 million and a classified $7 million secured land loan. These three loans are considered to be TDRs. Each of the borrowers requested and was granted interest rate or other concessions. These credits have been on the Company’s watch list for several years, are fully advanced and performing at June 30, 2011 in accordance with their revised terms. The Company had TDRs amounting to $7 million at June 30, 2010. The allowance for loan losses specifically allocated to TDRs and other impaired loans was $9 million, $13 million and $1 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

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

Management continues to be vigilant in the timely identification of potential problem loans and the assigning of them to our watch list. At June 30, 2011, the Bank had 103 relationships on its watch list totaling $134 million as compared to 110 relationships and $166 million at December 31, 2010. Included in these watch list totals at June 30, 2011 are 30 relationships with a total amount outstanding per relationship of at least $1 million and an aggregate amount outstanding of $119 million. At December 31, 2010, there were 35 such relationships totaling $147 million outstanding in aggregate. For the reported periods, those relationships with a total amount outstanding per relationship of at least $1 million primarily involve commercial real estate loans.

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

Watch List Summary by Category (1)

	June 30, 2011	December 31, 2010

Loans requiring special attention but neither criticized nor classified	$31 million	$42 million

Criticized loans (special mention)	$38 million	$55 million

Classified loans (substandard, doubtful and loss)	$65 million	$69 million

Total	$134 million	$166 million

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

The allowance for loan losses amounted to $28 million or 2.4% of loans at June 30, 2011, $33 million or 2.9% of loans at December 31, 2010, and $31 million or 2.8% of loans at June 30, 2010. The allowance for loan losses as a percentage of total non-accrual loans, excluding loans held for sale, was 239% at June 30, 2011, 223% at December 31, 2010 and 444% one year ago. Loans held for sale have been previously written down to their estimated fair value and any future losses on such loans would not impact the allowance for loan losses. The unallocated portion of the allowance for loan losses at June 30, 2011 and December 31, 2010 was $2 million and $3 million, respectively. While a small increase in total net impaired loans at June 30, 2011 compared to December 31, 2010 was noted, total watch list loans decreased at June 30, 2011 compared to December 31, 2010. This decrease was due to improvements in the credit quality of individual loans as well as loan sales that took place during the first quarter of 2011. Non-accrual loans also decreased at June 30, 2011 compared to December 31, 2010, contributing to the decrease in the unallocated portion of the allowance for loan losses. Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

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

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended June 30, 2011 and 2010 (unaudited)
(dollars in thousands)

	2011			2010
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$346,880	$2,976	3.44%	$397,547	$3,818	3.85%
Federal Home Loan Bank and other restricted stock	5,409	25	1.85	5,552	28	2.02
Securities purchases under agreements to resell	110	-	-	3,549	2	0.23
Interest-bearing deposits	28,428	14	0.20	14,936	6	0.16
Loans (3)	1,142,608	15,648	5.49	1,112,155	15,084	5.44
Total interest-earning assets	1,523,435	$18,663	4.91%	1,533,739	$18,938	4.95%
Non-interest-earning assets	109,900			122,156
Total Assets	$1,633,335			$1,655,895

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$618,155	$555	0.36%	$607,217	$942	0.62%
Time deposits	412,418	1,237	1.20	442,458	1,607	1.46
Total savings and time deposits	1,030,573	1,792	0.70	1,049,675	2,549	0.97
Federal funds purchased	77	-	-	-	-	-
Other temporary borrowings	3,165	14	1.77	4,791	16	1.34
Senior unsecured debt	29,000	281	3.89	29,000	281	3.89
Junior subordinated debentures	20,620	179	3.48	20,620	182	3.54
Total interest-bearing liabilities	1,083,435	2,266	0.84	1,104,086	3,028	1.10
Demand deposits	377,905			378,415
Other liabilities	11,711			20,539
Total Liabilities	1,473,051			1,503,040
Stockholders' Equity	160,284			152,855
Total Liabilities and Stockholders' Equity	$1,633,335			$1,655,895
Net interest rate spread			4.07%			3.85%
Net interest income/margin		16,397	4.32%		15,910	4.16%
Less tax-equivalent basis adjustment		(14)			(22)
Net interest income		$16,383			$15,888

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments of $5 and $12 in 2011 and 2010, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments of $9 and $10 in 2011 and 2010, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Six Months Ended June 30, 2011 and 2010 (unaudited)
(dollars in thousands)

	2011			2010
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$355,344	$5,820	3.30%	$406,072	$8,223	4.08%
Federal Home Loan Bank and other restricted stock	5,480	58	2.13	5,817	63	2.18
Securities purchases under agreements to resell	55	-	-	1,785	2	0.23
Interest-bearing deposits	19,821	18	0.18	13,038	10	0.15
Loans (3)	1,141,074	30,737	5.43	1,106,830	30,716	5.60
Total interest-earning assets	1,521,774	$36,633	4.85%	1,533,542	$39,014	5.13%
Non-interest-earning assets	91,725			103,837
Total Assets	$1,613,499			$1,637,379

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$630,374	$1,127	0.36%	$600,592	$1,921	0.65%
Time deposits	393,903	2,542	1.30	433,562	3,209	1.49
Total savings and time deposits	1,024,277	3,669	0.72	1,034,154	5,130	1.00
Federal funds purchased	39	-	-	88	-	-
Other temporary borrowings	5,022	32	1.28	12,122	48	0.80
Senior unsecured debt	29,000	561	3.90	29,000	561	3.90
Junior subordinated debentures	20,620	357	3.49	20,620	358	3.50
Total interest-bearing liabilities	1,078,958	4,619	0.86	1,095,984	6,097	1.12
Demand deposits	363,628			372,841
Other liabilities	11,992			16,527
Total Liabilities	1,454,578			1,485,352
Stockholders' Equity	158,921			152,027
Total Liabilities and Stockholders' Equity	$1,613,499			$1,637,379
Net interest rate spread			3.99%			4.01%
Net interest income/margin		32,014	4.24%		32,917	4.33%
Less tax-equivalent basis adjustment		(29)			(44)
Net interest income		$31,985			$32,873

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments of $11 and $24 in 2011 and 2010, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments of $18 and $20 in 2011 and 2010, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
June 30, 2011 versus December 31, 2010 and June 30, 2010
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	6/30/2011	12/31/2010	6/30/2010
Non-accrual Loans (1)	$11,589	$14,856	$7,048
Non-accrual Loans Held for Sale	-	-	319
Loans 90 Days or More Past Due and Still Accruing (1)	1	1	9
Total Non-performing Loans	11,590	14,857	7,376
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$11,590	$14,857	$7,376

Gross Loans Outstanding (1)	$1,143,218	$1,131,370	$1,101,024
Total Loans Held for Sale	$-	$-	$319

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	6/30/2011	12/31/2010	6/30/2010
Beginning Balance	$27,589	$32,488	$25,531
Provision	1,100	2,700	5,450
Charge-offs	(1,042)	(2,151)	(151)
Recoveries	84	41	429
Ending Balance	$27,731	$33,078	$31,259

KEY RATIOS:
	At
	6/30/2011	12/31/2010	6/30/2010
Allowance as a % of Total Loans (1)	2.4%	2.9%	2.8%

Non-accrual Loans as a % of Total Loans	1.0%	1.3%	0.7%

Non-performing Assets as a % of Total Loans and OREO	1.0%	1.3%	0.7%

Allowance for Loan Losses as a % of Non-accrual Loans (1)	239%	223%	444%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing (1)	239%	223%	443%

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

As of June 30, 2011, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a moderately positive  impact on the Company’s net interest income.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	June 30, 2011
Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300
Year One	(0.9)%	0.0%	1.2%	1.9%	2.3%
Year Two	(3.1)%	(2.0)%	0.5%	2.2%	3.4%

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

As of June 30, 2011, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 300 to -100 basis points was low.  The small changes in the percentage change in MVPE and the MVPE ratio was attributable to the low interest rate environment, and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

	June 30, 2011

	Down 100	Base Flat	Up 100	Up 200	Up 300
% Change in MVPE (1)	(1.6)%	0.0%	(0.4)%	(1.8)%	(3.9)%
MVPE Ratio	15.5%	16.2%	16.4%	16.4%	16.1%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. - LEGAL PROCEEDINGS

A case was filed on May 6, 2011 in the Supreme Court of the State of New York, Nassau County, on behalf of a putative class of the Company’s stockholders against the Company, the Company’s directors and Valley challenging the merger of the Company into Valley (Edith K. Grossman v. State Bancorp, Inc., et al (No. 600469/2011)). The complaint alleges that the individual defendants, who are directors of the Company, breached their fiduciary duties of care, loyalty, good faith and independence owed to the stockholders of the Company, and that the Company and Valley aided and abetted the alleged fiduciary breaches. The complaint generally alleges that the individual defendants did not maximize stockholder value and agreed to transaction terms that limited their ability to pursue and accept competing offers for the Company, resulting in a “deficient sales process.” The complaint seeks, among other things, an order enjoining the defendants from proceeding with and consummating the transaction, and other equitable and monetary relief. On June 9, 2011, the defendants moved to dismiss the complaint.  That motion has not yet been decided.  On July 14, 2011, Plaintiff sought leave to amend the complaint to add allegations that the joint S-4 and proxy statement seeking approval for the merger had insufficient disclosures regarding projections and regarding Sandler O’Neill and Co.’s fairness opinion.  The court has not yet allowed the proposed amendment.  The Company, the individual defendants and Valley vigorously deny all of the claims and allegations.  The Company’s Board of Directors believes that this is a typical meritless strike suit. The Company and the individual defendants intend to defend the claims vigorously.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

There are no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, except as discussed below.

State Bancorp stockholders cannot be sure of the market value of the merger consideration they will receive because the market price of Valley common stock may fluctuate.

Upon completion of the Merger, each share of State Bancorp common stock will be converted into merger consideration consisting of one share of Valley common stock. The market value of the merger consideration may vary from the closing price of Valley common stock on the date the merger was announced, on the date of the special meeting of the State Bancorp stockholders and on the date the Merger is completed and thereafter. Any change in the market price of Valley common stock prior to completion of the merger will affect the market value of the merger consideration that State Bancorp stockholders will receive upon completion of the Merger. Accordingly, at the time of the special meeting, State Bancorp stockholders will not know or be able to calculate the market value of the merger consideration they would receive upon completion of the Merger. State Bancorp is permitted to terminate the Merger Agreement if a majority of the State Bancorp Board of Directors determines that, as of a specified determination date, the average closing price of Valley’s common stock over a period of 10 days ending on such determination date is less than $11.04 and, during such period, Valley’s common stock underperforms the Nasdaq Bank Index by 20% or more.

There will be no adjustment to the merger consideration for changes in the market price of either shares of Valley common stock or shares of State Bancorp common stock. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in State Bancorp and Valley’s respective businesses, operations and prospects, and regulatory considerations. Many of these factors are beyond State Bancorp’s control. You should obtain current market quotations for shares of Valley common stock and for shares of State Bancorp common stock before you vote.

State Bancorp may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on Valley’s ability to realize anticipated cost savings and to combine the businesses of Valley and State Bancorp in a manner that permits growth opportunities to be realized and does not materially disrupt the existing customer relationships of State Bancorp nor result in decreased revenues due to any loss of customers. However, to realize these anticipated benefits, the businesses of Valley and State Bancorp must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

Valley and State Bancorp have operated and, until the completion of the Merger, will continue to operate independently. The anticipated cost savings from the Merger are largely expected to derive from the absorption by Valley of many of State Bancorp’s back-office administrative functions and the conversion of State Bancorp’s operating platform to Valley’s systems. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any or all of which could adversely affect Valley’s ability to maintain relationships with clients, customers, depositors and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources. A failure to successfully navigate the complicated integration process could have an adverse effect on the combined company.

Another expected benefit from the Merger is an expected increase in the revenues of the combined company from anticipated sales of Valley’s wide variety of financial products, and from increased lending out of Valley’s substantially larger capital base, to State Bancorp’s existing customers and to new customers in State Bancorp’s market area who may be attracted by the combined company’s enhanced offerings. An inability to successfully market Valley’s products to State Bancorp’s customer base could cause the earnings of the combined company to be less than anticipated.

The Merger Agreement limits State Bancorp’s ability to pursue an alternative acquisition proposal and requires State Bancorp to pay a termination fee of $8.75 million under certain circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits State Bancorp from initiating, soliciting, encouraging or engaging in negotiations with, or providing any information to, any third party with respect to alternative acquisition proposals, subject to limited exceptions. The Merger Agreement also provides for the payment by State Bancorp of a termination fee in the amount of $8.75 million in the event that Valley or State Bancorp terminate the Merger Agreement for certain reasons. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of State Bancorp.

If the Merger is not completed, State Bancorp will have incurred substantial expenses without realizing the expected benefits of the Merger.

State Bancorp has incurred substantial legal, accounting and investment banking expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, State Bancorp would have to recognize these expenses without realizing the expected benefits of the Merger.

State Bancorp and Valley will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainties about the effect of the Merger on their businesses may have an adverse effect on State Bancorp and Valley. These uncertainties may also impair State Bancorp’s ability to attract, retain and motivate strategic personnel until the Merger is consummated, and could cause their customers and others that deal with State Bancorp to seek to change their existing business relationship, which could negatively impact Valley upon consummation of the Merger. In addition, the Merger Agreement restricts State Bancorp from taking certain specified actions without the Valley’s consent until the Merger is consummated. These restrictions may prevent State Bancorp from pursuing or taking advantage of attractive business opportunities that may arise prior to the completion of the Merger.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the market price of State Bancorp common stock to decline.

The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals, the repurchase or redemption by Valley from Treasury, at least 5 business days prior to the closing date, of each share of the State Bancorp TARP Preferred Stock, and approval of the State Bancorp stockholders. If any condition to the Merger is not satisfied or, where permitted, waived, the Merger will not be completed. In addition, Valley and/or State Bancorp may terminate the Merger Agreement under certain circumstances even if the Merger is approved by State Bancorp stockholders.

If the Merger is not completed, the market price of State Bancorp common stock may decline to the extent that the current market price of its shares reflects a market assumption that the Merger will be completed. If the Merger is not completed, additional consequences could materialize, including any adverse effects from a failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

A lawsuit has been filed against State Bancorp, State Bancorp’s Directors and Valley challenging the Merger, and an adverse judgment in such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe.

State Bancorp, State Bancorp’s directors and Valley are named as defendants in a purported class action lawsuit brought by a State Bancorp stockholder challenging the proposed Merger and seeking, among other things, to enjoin completion of the Merger on the agreed-upon terms.

One of the conditions to the closing of the Merger is that no order, injunction (whether temporary, preliminary or permanent) or decree issued by a governmental authority or other agency of competent jurisdiction that prohibits the completion of the Merger shall be in effect. As such, if the plaintiffs are successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from being completed, or from being completed within the expected timeframe.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANCORP, INC.

8/5/11	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

8/5/11	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document