Form 10-Q
period 2011-09-30
STATE BANCORP INC
filed 2011-11-03
CIK 723458

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2011

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

As of October 24, 2011, there were 16,959,792 shares of registrant’s Common Stock outstanding.

STATE BANCORP, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

PART I

ITEM 1.  - FINANCIAL STATEMENTS

STATE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
ASSETS:
Cash and non-interest-bearing balances due from banks	$22,286	$13,887
Interest-bearing balances due from banks	61,673	9,234
Securities held to maturity (estimated fair value of $19,530 in 2011 and $21,890 in 2010)	22,000	22,000
Securities available for sale - at estimated fair value	302,568	361,158
Federal Home Loan Bank and other restricted stock	4,402	6,381
Loans (net of allowance for loan losses of $23,467 in 2011 and $33,078 in 2010)	1,138,954	1,098,292
Bank premises and equipment - net	5,527	6,264
Bank owned life insurance	30,755	31,728
Net deferred income taxes	15,532	24,066
Prepaid FDIC assessment	4,180	5,456
Other assets	9,809	11,513
TOTAL ASSETS	$1,617,686	$1,589,979
LIABILITIES:
Deposits:
Demand	$381,710	$343,331
Savings	626,317	632,425
Time	375,684	372,979
Total deposits	1,383,711	1,348,735
Other temporary borrowings	2,000	25,000
Senior unsecured debt	29,000	29,000
Junior subordinated debentures	20,620	20,620
Payable - securities purchases	3,990	-
Other accrued expenses and liabilities	10,990	11,772
Total liabilities	1,450,311	1,435,127
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, authorized 250,000 shares; 36,842 shares issued and outstanding; liquidation preference of $36,842	36,427	36,245
Common stock, $0.01 par value, authorized 50,000,000 shares; issued 17,672,684 shares in 2011 and 17,518,827 shares in 2010; outstanding 16,960,092 shares in 2011 and 16,695,808 shares in 2010	177	175
Warrant	1,057	1,057
Surplus	179,941	179,293
Retained deficit	(42,418)	(51,378)
Treasury stock (712,592 shares in 2011 and 823,019 shares in 2010)	(12,012)	(13,872)
Accumulated other comprehensive income (net of taxes of $2,766 in 2011 and $2,193 in 2010)	4,203	3,332
Total stockholders' equity	167,375	154,852
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,617,686	$1,589,979

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2011 and 2010
(in thousands, except per share data)

	Three Months		Nine Months
	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$15,887	$15,426	$46,606	$46,122
Federal funds sold and securities purchased under agreements to resell	-	-	-	2
Securities held to maturity - taxable	216	41	649	41
Securities available for sale - taxable	2,449	3,464	7,803	11,609
Securities available for sale - tax-exempt	7	25	29	79
Dividends on Federal Home Loan Bank and other restricted stock	23	25	81	88
Interest on balances due from banks	18	8	36	18
Total interest income	18,600	18,989	55,204	57,959
INTEREST EXPENSE:
Deposits	1,793	2,471	5,462	7,601
Temporary borrowings	10	21	42	69
Senior unsecured debt	280	280	841	841
Junior subordinated debentures	180	188	537	546
Total interest expense	2,263	2,960	6,882	9,057
Net interest income	16,337	16,029	48,322	48,902
(Credit) provision for loan losses	(3,500)	2,500	(500)	10,200
Net interest income after (credit) provision for loan losses	19,837	13,529	48,822	38,702
NON-INTEREST INCOME:
Service charges on deposit accounts	392	467	1,250	1,372
Net gains on sales of securities	933	733	1,046	3,514
Other operating income	400	820	1,523	1,682
Total non-interest income	1,725	2,020	3,819	6,568
Income before operating expenses	21,562	15,549	52,641	45,270
OPERATING EXPENSES:
Salaries and other employee benefits	5,997	5,959	18,104	18,553
Occupancy	1,202	1,349	3,971	4,159
Equipment	279	302	933	875
Marketing and advertising	150	377	663	1,283
FDIC and NYS assessment	354	697	1,507	2,053
Data processing	234	280	754	800
Merger-related expenses	154	-	1,511	-
Other operating expenses	1,238	1,592	3,725	5,010
Total operating expenses	9,608	10,556	31,168	32,733
INCOME BEFORE INCOME TAXES	11,954	4,993	21,473	12,537
PROVISION FOR INCOME TAXES	4,827	1,783	8,429	4,651
NET INCOME	7,127	3,210	13,044	7,886

Preferred dividends and accretion	521	517	1,563	1,553
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$6,606	$2,693	$11,481	$6,333

TOTAL COMPREHENSIVE INCOME	$7,033	$2,221	$13,915	$7,045

NET INCOME PER COMMON SHARE - BASIC	$0.39	$0.17	$0.68	$0.39
NET INCOME PER COMMON SHARE - DILUTED	$0.39	$0.17	$0.68	$0.39

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - BASIC	16,553,250	16,303,237	16,512,303	16,243,505
WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED	16,693,969	16,401,923	16,648,936	16,318,595

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the Nine Months Ended September 30, 2011 and 2010
(dollars in thousands, except per share data)
	Nine Months
	2011	2010
Preferred Stock
Balance, January 1	$36,245	$36,016
Accretion of discount on preferred shares	182	172
Balance, September 30	36,427	36,188
Common Stock
Balance, January 1	175	173
Shares issued under the dividend reinvestment plan (31,309 shares in 2011 and 30,485 shares in 2010; at 95% of market value)	1	-
Stock options exercised (21,551 shares in 2011)	-	-
Stock issued under directors' stock plan (14,000 shares in 2011 and 13,875 shares in 2010)	-	-
Stock-based compensation (86,997 shares in 2011 and 141,903 shares in 2010)	1	2
Balance, September 30	177	175
Warrant
Balance, January 1 and September 30	1,057	1,057
Surplus
Balance, January 1	179,293	178,673
Shares issued under the dividend reinvestment plan (31,309 shares in 2011 and 30,485 shares in 2010; at 95% of market value)	319	240
Stock options exercised (21,551 shares in 2011)	229	-
Stock issued under directors' stock plan (14,000 shares in 2011 and 13,875 shares in 2010)	102	140
Stock-based compensation (86,997 shares in 2011 and 141,903 shares in 2010)	789	987
Treasury stock reissued (110,427 shares in 2011 and 142,665 shares in 2010)	(791)	(1,220)
Balance, September 30	179,941	178,820
Retained Deficit
Balance, January 1	(51,378)	(57,432)
Net income	13,044	7,886
Accretion of discount on preferred shares	(182)	(172)
Stock-based compensation (86,997 shares in 2011 and 141,903 shares in 2010)	17	-
Cash dividend on common stock ($0.15 per share)	(2,538)	(2,483)
Cash dividend on preferred stock (5% per annum)	(1,381)	(1,381)
Balance, September 30	(42,418)	(53,582)
Treasury Stock
Balance, January 1	(13,872)	(16,276)
Treasury stock reissued (110,427 shares in 2011 and 142,665 shares in 2010)	1,860	2,404
Balance, September 30	(12,012)	(13,872)
Accumulated Other Comprehensive Income
Balance, January 1	3,332	6,304
Unrealized gains (1)	1,501	1,278
Reclassification adjustment (2)	(630)	(2,119)
Balance, September 30	4,203	5,463
Total Stockholders' Equity, September 30	$167,375	$154,249

Comprehensive Income (Loss)
Net income	$13,044	$7,886
Other comprehensive income (loss), net of tax:
Unrealized gains (1)	1,501	1,278
Reclassification adjustment (2)	(630)	(2,119)
Total other comprehensive income (loss), net of tax	871	(841)
Total Comprehensive Income, September 30	$13,915	$7,045

(1) Unrealized gains (losses) on securities available for sale, net of taxes of $989 and $842 in 2011 and 2010, respectively.
(2) Adjustment for (gains) losses included in net income, net of taxes of $416 and $1,395 in 2011 and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

STATE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended September 30, 2011 and 2010
(in thousands)
	Nine Months
	2011	2010
OPERATING ACTIVITIES:
Net income	$13,044	$7,886
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(500)	10,200
Depreciation and amortization of bank premises and equipment	1,203	1,182
Amortization of net premium on securities	2,015	2,083
Deferred income tax expense	7,960	3,713
Net gains on sales of securities	(1,046)	(3,514)
Net gains on sales of loans held for sale	-	(322)
Income from bank owned life insurance	(265)	(353)
Change in fair value of derivative contracts	153	97
Stock-based compensation expense - net	807	989
Directors' stock plan expense	108	78
Net payments and proceeds from sales of loans held for sale	3,580	992
Decrease in other assets	1,779	2,251
Decrease in prepaid FDIC assessment	1,276	1,570
Decrease in other accrued expenses and other liabilities	(1,016)	(160)
Net cash provided by operating activities	29,098	26,692
INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	108,537	89,284
Proceeds from prepayments and maturities of securities available for sale	79,138	122,003
Purchases of securities held to maturity	-	(22,000)
Purchases of securities available for sale	(124,620)	(212,817)
Decrease in Federal Home Loan Bank and other restricted stock	1,979	88
Increase in loans - net	(43,742)	(22,351)
Benefit payments received on bank owned life insurance	1,239	-
Purchases of bank premises and equipment - net	(466)	(1,201)
Net cash provided by (used in) investing activities	22,065	(46,994)
FINANCING ACTIVITIES:
Increase (decrease) in demand and savings deposits	32,271	(16,061)
Increase in time deposits	2,705	52,206
Decrease in other temporary borrowings	(23,000)	(5,000)
Cash dividends paid on common stock	(2,538)	(2,483)
Cash dividends paid on preferred stock	(1,381)	(1,382)
Proceeds from reissuance of treasury stock	1,069	1,184
Proceeds from shares issued pursuant to compensation awards	229	-
Proceeds from shares issued under dividend reinvestment plan	320	240
Net cash provided by financing activities	9,675	28,704
NET INCREASE IN CASH AND CASH EQUIVALENTS	60,838	8,402
CASH AND CASH EQUIVALENTS - JANUARY 1	23,121	28,624
CASH AND CASH EQUIVALENTS - SEPTEMBER 30	$83,959	$37,026
SUPPLEMENTAL DATA:
Interest paid	$7,149	$9,199
Income taxes paid	$714	$802
Loans transferred to held for sale	$3,580	-

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

In the opinion of the Company’s management, the preceding unaudited interim condensed consolidated financial statements contain all adjustments, consisting of normal accruals, necessary for a fair presentation of its condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, its condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, its condensed consolidated statements of stockholders’ equity and comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 and its condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010. The preceding unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as well as in accordance with predominant practices within the banking industry. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

For the three and nine months ended September 30, 2011, net credit valuation adjustments (“CVA”) of $143 thousand and $153 thousand, respectively, were recorded as reductions to other income. For the three and nine months ended September 30, 2010, $17 thousand and $97 thousand, respectively, were recorded as reductions to other income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. As all customer interest rate swap transactions are currently offset by swap transactions with institutional dealers, we expect that their future impact on the Company’s financial statements will be immaterial. At September 30, 2011 and December 31, 2010, the total gross notional amount of swap transactions outstanding was $34 million and $35 million, respectively.

Information on the Company’s derivative financial instruments at September 30, 2011 and December 31, 2010 follows (in thousands).

	Fair Values of Derivative Instruments

		September 30, 2011	December 31, 2010
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments:
Interest rate contracts	Other assets	$2,187	$2,111
Interest rate contracts	Other liabilities	$2,427	$2,198

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

Risk characteristics of the C&I portfolio segment vary and depend upon the specific borrower’s business and industry sector. Risk characteristics of the real estate portfolio segments tend to be cyclical and, in the Bank’s case, generally specific to the Long Island and New York City geographical area. Risk characteristics of the loans to individuals segment vary depending on the type of loan, the timing of repayment, the sources of repayment, and value and stability of any collateral.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption.  The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. The Company’s adoption of this ASU on July 1, 2011 did not have a material impact on our financial condition, results of operations or financial statement disclosures.

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

Merger-Related Expenses
In connection with the Company’s previously announced transaction with Valley National Bancorp (“Valley”), the Company has incurred expenses of $1.5 million for the nine months ended September 30, 2011. These consist primarily of legal expenses and investment bankers’ costs.

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

Stock held in treasury by the Company is reported as a reduction to total stockholders’ equity. During the first nine months of 2011, the Company reissued 110,427 shares of common stock previously held in treasury to be used for contributions under the Company’s Employee Stock Ownership (“ESOP”) and 401(k) plans. In addition, the Company issued 153,857 new shares related to the Company’s Directors’ Stock, dividend reinvestment and equity-based compensation plans. The Company has not repurchased any of its common shares thus far in 2011.

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

The computation of earnings per common share for the three and nine months ended September 30, 2011 and 2010 follows (in thousands, except share and per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Distributed earnings allocated to common stock	$828	$815	$2,478	$2,435
Undistributed earnings allocated to common stock	5,621	1,820	8,735	3,777
Net earnings allocated to common stock	$6,449	$2,635	$11,213	$6,212
Average market price	$11.76	$9.06	$11.30	$8.60
Weighted average common shares outstanding, including shares considered participating securities (1)	16,959,056	16,659,283	16,905,995	16,560,961
Less: weighted average participating securities (1)	(405,806)	(356,046)	(393,692)	(317,456)
Weighted average common shares outstanding	16,553,250	16,303,237	16,512,303	16,243,505
Dilutive effect of stock options, restricted stock grants and common stock warrants	140,719	98,686	136,633	75,090
Adjusted common shares outstanding - diluted	16,693,969	16,401,923	16,648,936	16,318,595
Net income per common share - basic	$0.39	$0.17	$0.68	$0.39
Net income per common share - diluted	$0.39	$0.17	$0.68	$0.39
Antidilutive common stock warrant issued to the Treasury under the CPP and not included in the calculation	465,569	465,569	310,379	465,569
Other antidilutive potential shares not included in the calculation	391,145	463,298	402,935	490,381

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

The amortized cost, gross unrealized gains and losses and estimated fair value of securities held to maturity and securities available for sale at September 30, 2011 and December 31, 2010 follow (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
September 30, 2011
Securities held to maturity:
Corporate securities	$22,000	$-	$(2,470)	$19,530
Securities available for sale:
Obligations of states and political
subdivisions	$600	$-	$-	$600
Government Agency securities	44,857	117	(52)	44,922
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	68,569	3,369	(30)	71,908
FNMA	97,339	2,667	(103)	99,903
GNMA	79,146	1,195	(181)	80,160
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	5,088	-	(13)	5,075
Total securities available for sale	295,599	7,348	(379)	302,568
Total securities	$317,599	$7,348	$(2,849)	$322,098

December 31, 2010
Securities held to maturity:
Corporate securities	$22,000	$-	$(110)	$21,890
Securities available for sale:
Obligations of states and political
subdivisions	$1,883	$23	$-	$1,906
Government Agency securities	40,894	176	(514)	40,556
Mortgage-backed securities and
collateralized mortgage obligations - residential:
FHLMC	106,040	4,803	(95)	110,748
FNMA	111,841	2,190	(414)	113,617
GNMA	89,874	648	(1,050)	89,472
Mortgage-backed securities and
collateralized mortgage obligations - commercial:
GNMA	5,101	-	(242)	4,859
Total securities available for sale	355,633	7,840	(2,315)	361,158
Total securities	$377,633	$7,840	$(2,425)	$383,048

The amortized cost and estimated fair value of securities held to maturity and securities available for sale at September 30, 2011 are shown below by expected maturity (in thousands). Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	Cost	Fair Value
Securities held to maturity:
Due after one year through five years	$8,000	$6,990
Due after five years through ten years	14,000	12,540
Total securities held to maturity	22,000	19,530
Securities available for sale:
Due in one year or less	3,292	3,389
Due after one year through five years	29,181	29,143
Due after five years through ten years	4,000	3,994
Due after ten years	8,984	8,996
Subtotal	45,457	45,522
Mortgage-backed securities and
collateralized mortgage obligations - residential	245,054	251,971
Mortgage-backed securities and
collateralized mortgage obligations - commercial	5,088	5,075
Total securities available for sale	295,599	302,568
Total securities	$317,599	$322,098

The proceeds from sales of securities available for sale and the associated recognized gross gains, gross losses and taxes follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$43,351	$32,533	$108,537	$89,284
Gross gains	1,002	734	1,642	3,517
Gross losses	69	1	596	3
Tax provision, net	370	291	415	1,395

All of the Company’s securities with gross unrealized losses at both September 30, 2011 and December 31, 2010 had been in a continuous loss position for less than twelve months.

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

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating OTTI, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, 3) whether the market decline was affected by macroeconomic conditions and 4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and the issuer’s financial statements and related disclosures. Although the Company’s securities held to maturity at September 30, 2011 had gross unrealized losses of $2.5 million, upon review of the considerations mentioned here no OTTI was warranted. Management believes that the decline in price in the held to maturity bonds was due to a variety of factors including, but not limited to, a general widening in corporate bond spreads and the small size of the issue. Management has no reason to believe that these investments will not recover their value as they approach maturity.

5.  LOANS
At September 30, 2011 and December 31, 2010, net loans disaggregated by class consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Commercial and industrial - owner-occupied mortgage	$177,754	$191,913
Commercial and industrial - general purpose	347,341	339,447
Real estate - commercial mortgage	504,836	449,861
Real estate - residential mortgage	75,022	83,696
Real estate - commercial construction	46,963	44,331
Real estate - residential construction	4,560	14,910
Loans to individuals	4,046	4,770
Tax exempt and other	1,899	2,442
Loans - net of unearned income	1,162,421	1,131,370
Less: Allowance for loan losses	23,467	33,078
Loans - net	$1,138,954	$1,098,292

The following table presents information about the allowance for loan losses (in thousands):

	For the	For the Three Months Ended
	Last	September 30,	June 30,	March 31,	December 31,
	12 Months	2011	2011	2011	2010
Beginning balance	$32,488	$27,731	$27,589	$33,078	$32,488
Provision (credit)	2,200	(3,500)	1,100	1,900	2,700
Charge-offs	(11,973)	(1,151)	(1,042)	(7,629)	(2,151)
Recoveries	752	387	84	240	41
Ending balance	$23,467	$23,467	$27,731	$27,589	$33,078

During the first nine months of 2011 there have been no changes in the accounting policies or methodology for determining and recording the provision for loan losses.

For the three and nine months ended September 30, 2011, the activity in the allowance for loan losses disaggregated by portfolio segment is shown below. At September 30, 2011 and December 31, 2010, the ending balance in the allowance for loan losses disaggregated by portfolio segment and impairment methodology follows below (in thousands). Also shown below are total loans at September 30, 2011 and December 31, 2010 disaggregated by portfolio segment and impairment methodology (in thousands).

	Commercial and industrial	Real estate - commercial	Real estate - residential (1)	Loans to individuals	Tax exempt and other	Unallocated	Total
Three months ended September 30, 2011
Total allowance for loan losses:
Beginning balance	$15,992	$8,322	$1,087	$173	$16	$2,141	$27,731
(Credit) provision	(4,368)	426	223	(58)	(1)	278	(3,500)
Charge-offs	(750)	(90)	(300)	(11)	-	-	(1,151)
Recoveries	339	-	47	1	-	-	387
Ending balance	$11,213	$8,658	$1,057	$105	$15	$2,419	$23,467

Nine months ended September 30, 2011
Total allowance for loan losses:
Beginning balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078
(Credit) provision	(2,133)	2,128	150	(28)	(2)	(615)	(500)
Charge-offs	(7,258)	(1,531)	(974)	(59)	-	-	(9,822)
Recoveries	460	168	72	11	-	-	711
Ending balance	$11,213	$8,658	$1,057	$105	$15	$2,419	$23,467

September 30, 2011
Total allowance for loan losses:
Individually evaluated for impairment	$4,682	$1,553	$-	$-	$-	$-	$6,235
Collectively evaluated for impairment	6,531	7,105	1,057	105	15	2,419	17,232
Ending balance	$11,213	$8,658	$1,057	$105	$15	$2,419	$23,467

Total loans:
Individually evaluated for impairment	$21,805	$12,982	$942	$14	$-	$-	$35,743
Collectively evaluated for impairment	503,290	538,817	78,640	4,032	1,899	-	1,126,678
Ending balance	$525,095	$551,799	$79,582	$4,046	$1,899	$-	$1,162,421

December 31, 2010
Total allowance for loan losses:
Individually evaluated for impairment	$11,728	$729	$123	$-	$-	$-	$12,580
Collectively evaluated for impairment	8,416	7,164	1,686	181	17	3,034	20,498
Ending balance	$20,144	$7,893	$1,809	$181	$17	$3,034	$33,078

Total loans:
Individually evaluated for impairment	$30,153	$8,184	$2,304	$16	$-	$-	$40,657
Collectively evaluated for impairment	501,207	486,008	96,302	4,754	2,442	-	1,090,713
Ending balance	$531,360	$494,192	$98,606	$4,770	$2,442	$-	$1,131,370

(1) This portfolio segment is comprised of the real estate - residential mortgage and the real estate - residential construction classes.

As of September 30, 2011 and December 31, 2010, the recorded investment in loans that are considered to be impaired is summarized below (in thousands):

	September 30,	December 31,
	2011	2010
Troubled debt restructurings with specifically allocated allowances for loss	$16,500	$26,500
Allowance for loan loss specifically allocated to troubled debt restructurings	(2,738)	(8,158)
	13,762	18,342
Troubled debt restructurings with no specifically allocated allowance for loan loss	492	547
Net troubled debt restructurings	14,254	18,889

Other impaired loans with specifically allocated allowances for loss	18,153	13,610
Allowance for loan loss specifically allocated to other impaired loans	(3,497)	(4,422)
	14,656	9,188
Other impaired loans with no specifically allocated allowance for loan loss	598	-
Net other impaired loans	15,254	9,188

Total net impaired loans	$29,508	$28,077
Average impaired loan balance	$28,938	$15,602
Interest income recognized on impaired loans	$517	$448

The Company has TDRs at September 30, 2011 that include a $10 million commercial loan and a $7 million commercial real estate loan performing according to their revised terms. The Company’s TDRs primarily resulted from interest rate concessions and maturity extensions. The Company has allocated $3 million of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as TDRs. The Company had no new TDRs in 2011.

The table below presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during both the three and nine months ended September 30, 2011. A loan is generally considered to be in payment default once it is individually determined that a payment default will be declared under the modified terms. The TDR that subsequently defaulted as presented below resulted in no change to the allowance for loan losses and no charge-offs during both the three and nine months ended September 30, 2011.

	Number of loans	Recorded investment (in thousands)

Loans to individuals	1	$14
Total	1	$14

The terms of certain other loans were modified during the three and nine months ended September 30, 2011 that did not meet the definition of a TDR. These loans modified during the nine months ended September 30, 2011 had a total recorded investment at September 30, 2011 of $2 million, of which $466 thousand was modified during the three months ended September 30, 2011. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

A certain loan which was modified during the three and nine months ended September 30, 2011 and did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant had a delay in principal payment of three months.

The following table presents the Company’s impaired loans disaggregated by class for the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	Recorded investment (1)	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
September 30, 2011
With an allowance recorded:
Commercial and industrial - owner-occupied mortgage	$7,456	$7,456	$1,675	$2,513	$1
Commercial and industrial - general purpose	14,215	14,504	3,007	13,610	305
Real estate - commercial mortgage	6,482	6,614	1,116	3,376	-
Real estate - commercial construction	6,500	6,500	437	6,500	197
Totals	$34,653	$35,074	$6,235	$25,999	$503

With no related allowance recorded:
Commercial and industrial - general purpose	$134	$134	$-	$1,703	$-
Real estate - residential mortgage	942	942	-	1,222	14
Loans to individuals	14	14	-	14	-
Totals	$1,090	$1,090	$-	$2,939	$14

December 31, 2010
With an allowance recorded:
Commercial and industrial - general purpose	$30,049	$30,132	$11,728	$8,026	$204
Real estate - commercial mortgage	1,684	1,743	247	882	-
Real estate - residential mortgage	799	799	79	403	-
Real estate - commercial construction	6,500	6,500	482	4,897	212
Real estate - residential construction	1,078	1,078	44	812	-
Totals	$40,110	$40,252	$12,580	$15,020	$416

With no related allowance recorded:
Commercial and industrial - general purpose	$104	$104	$-	$132	$14
Real estate - residential mortgage	427	427	-	432	17
Loans to individuals	16	16	-	18	1
Totals	$547	$547	$-	$582	$32

(1) Recorded investment is defined here as unpaid principal balance less non-accrual interest paid.

At September 30, 2011 and December 31, 2010, non-accrual loans were $12 million and $15 million, respectively. There was no interest income recognized on non-accrual loans for either of the three or nine month periods ended September 30, 2011 and 2010. At September 30, 2011 and December 31, 2010, there were two loans totaling $55 thousand and three loans totaling $104 thousand, respectively, restructured and no longer accruing interest. At September 30, 2011 and December 31, 2010, there were four TDRs totaling $17 million and five TDRs totaling $27 million, respectively, still accruing interest. At both September 30, 2011 and December 31, 2010, loans 90 days or more past due and still accruing interest totaled $1 thousand.

The following table presents the recorded investment in non-accrual and past due loans over 90 days still on accrual as of September 30, 2011 and December 31, 2010 disaggregated by class (in thousands):

	Non-accrual loans	Loans past due over 90 days still accruing
September 30, 2011
Commercial and industrial - general purpose	$4,223	$-
Real estate - commercial mortgage	6,643	-
Real estate - residential mortgage	690	-
Loans to individuals	84	1
Total	$11,640	$1

December 31, 2010
Commercial and industrial - general purpose	$11,017	$-
Real estate - commercial mortgage	1,684	-
Real estate - residential mortgage	973	-
Real estate - residential construction	1,078	-
Loans to individuals	104	1
Total	$14,856	$1

At September 30, 2011 and December 31, 2010, past due loans disaggregated by class were as follows (in thousands):

	30 - 59 days past due and accruing	60 - 89 days past due and accruing	Greater than 90 days past due and still accruing	Non-accrual loans	Total past due	Loans not past due and still accruing	Total loans
September 30, 2011
Commercial and industrial - owner-occupied mortgage	$7,456	$-	$-	$-	$7,456	$170,298	$177,754
Commercial and industrial - general purpose	1,163	11,471	-	4,223	16,857	330,484	347,341
Real estate - commercial mortgage	1,609	-	-	6,643	8,252	496,584	504,836
Real estate - residential mortgage	2,809	423	-	690	3,922	71,100	75,022
Real estate - commercial construction	-	-	-	-	-	46,963	46,963
Real estate - residential construction	-	-	-	-	-	4,560	4,560
Loans to individuals	15	-	1	84	100	3,946	4,046
Tax exempt and other	-	-	-	-	-	1,899	1,899
Total	$13,052	$11,894	$1	$11,640	$36,587	$1,125,834	$1,162,421

December 31, 2010
Commercial and industrial - owner-occupied mortgage	$-	$-	$-	$-	$-	$191,913	$191,913
Commercial and industrial - general purpose	452	20,247	-	11,017	31,716	307,731	339,447
Real estate - commercial mortgage	1,344	3,341	-	1,684	6,369	443,492	449,861
Real estate - residential mortgage	198	175	-	973	1,346	82,350	83,696
Real estate - commercial construction	-	-	-	-	-	44,331	44,331
Real estate - residential construction	-	-	-	1,078	1,078	13,832	14,910
Loans to individuals	24	8	1	104	137	4,633	4,770
Tax exempt and other	-	-	-	-	-	2,442	2,442
Total	$2,018	$23,771	$1	$14,856	$40,646	$1,090,724	$1,131,370

During the first nine months of 2011, the Company sold commercial and industrial loans and commercial real estate loans of $5 million and $4 million, respectively. These loans were of deteriorating credit quality and demonstrated material weaknesses making full recapture of principal and interest questionable. Charge-offs amounting to $4 million and $1 million had been taken on these commercial and industrial loans and commercial real estate loans, respectively. No gain or loss was recognized upon the sale of these loans.

At September 30, 2011 and December 31, 2010, based upon the most recent analysis performed, the following table presents the Company’s loan portfolio credit risk profile by internally assigned grade disaggregated by class of loan (in thousands):

	Commercial and industrial - owner-occupied mortgage	Commercial and industrial - general purpose	Real estate - commercial mortgage	Real estate - residential mortgage	Real estate - commercial construction	Real estate - residential construction	Loans to individuals	Tax exempt and other	Total
September 30, 2011
Watch list loans:
Loans requiring special attention but neither criticized nor classified	$10,401	$8,290	$5,845	$3,597	$-	$-	$192	$-	$28,325
Special mention	1,447	18,420	13,762	2,543	4,592	-	1,262	-	42,026
Substandard	7,708	17,228	12,905	764	6,500	1,476	131	-	46,712
Doubtful	-	2,653	1,314	-	-	-	5	-	3,972
Loss	-	-	-	-	-	-	-	-	-
Total watch list loans	19,556	46,591	33,826	6,904	11,092	1,476	1,590	-	121,035
Pass	158,198	300,750	471,010	-	35,871	3,084	-	1,899	970,812
Performing (1)	-	-	-	68,118	-	-	2,456	-	70,574
Total loans	$177,754	$347,341	$504,836	$75,022	$46,963	$4,560	$4,046	$1,899	$1,162,421

December 31, 2010
Watch list loans:
Loans requiring special attention but neither criticized nor classified	$2,916	$18,267	$15,059	$2,057	$-	$3,147	$140	$-	$41,586
Special mention	2,526	16,221	26,226	97	4,576	4,804	869	-	55,319
Substandard	7,906	24,244	11,887	2,222	6,500	3,027	562	-	56,348
Doubtful	-	12,717	-	-	-	-	28	-	12,745
Loss	-	-	-	-	-	-	-	-	-
Total watch list loans	13,348	71,449	53,172	4,376	11,076	10,978	1,599	-	165,998
Pass	178,565	267,998	396,689	-	33,255	3,932	-	2,442	882,881
Performing (1)	-	-	-	79,320	-	-	3,171	-	82,491
Total loans	$191,913	$339,447	$449,861	$83,696	$44,331	$14,910	$4,770	$2,442	$1,131,370

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

On October 24, 2011, the parties entered into an agreement in principle to settle the action.  The agreement is set forth in a Memorandum of Understanding (“MOU”).  The defendants believe that no further disclosure other than what was set forth in the previous filing of the amended proxy statement-prospectus is required under applicable laws, but to avoid the costs, distraction and disruption of further litigation, the defendants have agreed, as part of the MOU and without admitting to the validity of any allegations made in the action, to make certain additional disclosures requested by the plaintiffs in the proxy statement-prospectus.  The proposed settlement is subject to, among other things, court approval, plaintiffs conducting confirmatory discovery to confirm the fairness and adequacy of the terms of the settlement and the disclosures relating to the proposed merger and the closing of the proposed merger.  On October 26, 2011, the Honorable Timothy S. Driscoll signed a Preliminary Approval Order with regard to the lawsuit and the MOU, among other things scheduling a hearing on the approval of the settlement by the court on November 29, 2011 at 9:30 a.m. in the Supreme Court of the State of New York in Mineola, New York.

The Company, the individual defendants and Valley deny any wrongdoing in connection with the proposed merger.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total capital and Tier I capital, as defined in the federal banking regulations, to risk-weighted assets and of Tier I capital to average assets as shown in the following table. Each of the Company’s and the Bank’s capital ratios exceeds applicable regulatory capital requirements and the Bank meets the requisite capital ratios to be well-capitalized as of September 30, 2011 and December 31, 2010. There are no subsequent conditions or events that management believes have changed the Company’s or the Bank’s capital adequacy. The Company’s and the Bank’s capital amounts and ratios are as follows (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$172,874	10.80%	$64,041	4.00%	N/A	N/A
The Bank	$168,035	10.50%	$64,017	4.00%	$80,021	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$172,874	13.45%	$51,406	4.00%	N/A	N/A
The Bank	$168,035	13.08%	$51,406	4.00%	$77,109	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$189,030	14.71%	$102,812	8.00%	N/A	N/A
The Bank	$184,191	14.33%	$102,812	8.00%	$128,515	10.00%
As of December 31, 2010:
Tier I Capital to Total Adjusted
Average Assets (Leverage):
The Company	$153,261	9.53%	$64,294	4.00%	N/A	N/A
The Bank	$152,608	9.50%	$64,269	4.00%	$80,336	5.00%
Tier I Capital to Risk-Weighted Assets:
The Company	$153,261	12.29%	$49,895	4.00%	N/A	N/A
The Bank	$152,608	12.23%	$49,930	4.00%	$74,896	6.00%
Total Capital to Risk-Weighted Assets:
The Company	$169,069	13.55%	$99,791	8.00%	N/A	N/A
The Bank	$168,427	13.49%	$99,861	8.00%	$124,826	10.00%

Generally, for regulatory capital purposes, deferred tax assets that are dependent upon future taxable income are limited to the lesser of: (i) the amount of deferred tax assets that a financial institution expects to realize within one year of the calendar quarter-end date based on its projected future taxable income or (ii) 10% of the amount of an institution’s Tier I capital. Based on these restrictions, at September 30, 2011, $10 million of the Company’s net deferred tax assets were deducted from Tier I capital and risk-weighted assets compared to $18 million at December 31, 2010. The Company anticipates that the amount of its net deferred tax assets disallowed for regulatory capital purposes will gradually decline in coming quarters primarily due to anticipated future taxable income.

State banking regulations limit, absent regulatory approval, the Bank’s dividends to the Company to the lesser of the Bank’s undivided profits and the Bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.  As of September 30, 2011, $8 million was available for payment of dividends to the Company from the Bank according to these limitations without seeking regulatory approval.

The preferred stock, purchased by the U.S. Treasury in December 2008, qualifies as Tier I capital for regulatory reporting purposes. The U.S. Treasury also received a warrant to purchase 465,569 shares of the Company’s common stock with an exercise price of $11.87 per share representing an aggregate market price of $6 million or 15% of the preferred stock investment. The warrant is immediately exercisable and expires ten years from the date of issuance, or December 2018. The Company allocated $1 million of the proceeds from the issuance of the preferred stock to the value of the warrant representing an unamortized discount on preferred stock. The discount is being amortized to preferred stock using an effective yield method over a five-year period. Through September 30, 2011, $642 thousand of the discount has been accreted to preferred stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) requires the federal bank regulatory agencies to establish consolidated risk-based and leverage capital requirements for insured depository institutions, depository institution holding companies and systemically important nonbank financial companies.  These requirements must be no less than those to which insured depository institutions are currently subject.  Thus, it is likely that we will become subject to capital requirements that are higher than those to which we are currently subject, although it is unknown at this time what these requirements will be.  The new requirements will also eliminate the use of trust preferred securities issued after May 19, 2010 as a component of Tier 1 capital for depository institution holding companies of our size, although because we had less than $15 billion of consolidated assets as of December 31, 2009, we will continue to be permitted to include our $20 million of trust preferred securities, all of which were issued before May 19, 2010, as an element of Tier 1 capital.

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

At September 30, 2011, incentive stock options for the purchase of 174,763 shares were outstanding and exercisable. The options outstanding and exercisable at September 30, 2011 had no intrinsic value. The total intrinsic value of options exercised and the total cash received from option exercises for the first nine months of 2011 were $11 thousand and $229 thousand, respectively. The Company recognized tax benefits resulting from option exercises for the nine months ended September 30, 2011 of $4 thousand. No options were exercised in 2010.  A summary of stock option activity follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share
Outstanding - January 1, 2011	235,286	$16.15
Granted	-	-
Exercised	(21,551)	$10.62
Forfeited or expired	(38,972)	$12.89
Outstanding - September 30, 2011	174,763	$17.57

The following summarizes shares subject to purchase from incentive stock options outstanding and exercisable as of September 30, 2011:

		Weighted-Average
	Shares	Remaining	Weighted-Average	Shares	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$12.45 - $13.61	74,950	1.0 years	$13.09	74,950	$13.09
$19.16 - $22.63	99,813	2.9 years	$20.93	99,813	$20.93
	174,763	2.1 years	$17.57	174,763	$17.57

Restricted Stock Awards
Under the Company’s 2006 Equity Compensation Plan (the “2006 Plan”), the Company can award options, stock appreciation rights (“SARs”), restricted stock, performance units and unrestricted stock. The 2006 Plan also allows the Company to make awards conditional upon attainment of vesting conditions and performance targets. During the first nine months of 2011, the Company awarded 126,993 shares of restricted stock to certain key employees.

The restricted stock awards currently outstanding primarily vest one-third on each of the third through fifth anniversaries of the award date. The fair value of restricted stock awards vested during the first nine months of 2011 and 2010 was $539 thousand and $225 thousand, respectively. Based on an estimated forfeiture rate, of the 369,587 shares currently outstanding, 354,000 shares are expected to vest over the remaining vesting life. The Company recognizes compensation expense over the vesting period at the fair market value of the shares on the award date. If a participant’s service terminates for any reason other than death or disability, then the participant shall forfeit to the Company any shares acquired by the participant pursuant to the restricted stock award which remain subject to vesting conditions.

The total remaining unrecognized compensation cost related to nonvested shares of restricted stock is $2.5 million at September 30, 2011 and is expected to be expensed over the weighted average remaining vesting life of 2.4 years. These shares would vest immediately upon change of control of the Company. For the nine months ended September 30, 2011 and 2010, $509 thousand and $585 thousand, respectively, were recognized as compensation expense, net of estimated forfeitures. The Company recognized tax benefits resulting from the compensation expense for the nine months ended September 30, 2011 and 2010 of $173 thousand and $199 thousand, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2011	313,563	$9.85
Granted	126,993	$10.74
Vested	(42,503)	$12.69
Forfeited or expired	(28,466)	$9.59
Nonvested - September 30, 2011	369,587	$9.85

At September 30, 2011, 127,456 shares were reserved for possible issuance of awards of options, SARs, restricted stock, performance units and unrestricted stock.

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

In November 2006, the Company granted non-qualified stock options and restricted stock awards to the CEO, pursuant to the terms of his employment agreement. The non-qualified stock options to purchase 164,745 shares have an exercise price of $17.84 and are vesting 20% per year over five years. At September 30, 2011, 131,796 of these options were exercisable, but none have been exercised. The options outstanding and those exercisable at September 30, 2011 have no intrinsic value. The restricted stock awarded to the CEO totaled 83,612 shares and was awarded at an average price of $17.94 to vest in 20 equal quarterly installments over five years. The fair value of restricted stock awards vested during the nine months ended September 30, 2011 and 2010 was $225 thousand and $111 thousand, respectively.

A summary of restricted stock activity follows:

	Number	Weighted-Average
	of Shares	Grant-Date Fair Value
Nonvested - January 1, 2011	39,312	$12.72
Granted	-	-
Vested	(12,535)	$17.94
Nonvested - September 30, 2011	26,777	$10.27

The total remaining unrecognized compensation cost related to nonvested options and shares of restricted stock is $217 thousand at September 30, 2011 and will be expensed over the weighted average remaining vesting life of 1.2 years. For the nine months ended September 30, 2011 and 2010, $398 thousand and $403 thousand, respectively, were recognized as compensation expense. The non-qualified stock options and the restricted stock awards were not issued as part of any of the Company’s registered stock-based compensation plans.

9.  BORROWINGS
The Bank may use a secured line of credit with the Federal Home Loan Bank of New York (“FHLB”) for overnight funding or on a term basis to match fund asset purchases. The amount of this line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At September 30, 2011, the Bank had approximately $331 million of real estate mortgage loan collateral, including approximately $314 million in commercial real estate loans, pledged at the FHLB. Based on this collateral, the Bank had approximately $235 million available to borrow overnight or on a term basis. There were no investment securities pledged at September 30, 2011. The FHLB line is renewed annually.

The following table provides information on the Bank’s FHLB line at and for the nine months ended September 30, 2011 and year ended December 31, 2010 (dollars in thousands).

	Nine months ended	Year ended
	September 30, 2011	December 31, 2010
Amount outstanding under line of credit with the FHLB - end of period	$-	$22,000
Amount outstanding under line of credit with the FHLB - period average	$1,341	$7,386
Weighted-average interest rate on average amount outstanding	0.41%	0.45%

At September 30, 2011 and December 31, 2010, the Bank had $2 million and $3 million, respectively, outstanding in securities sold under agreements to repurchase at a weighted-average interest rate of 1.88%.

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

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Carrying Amount at September 30, 2011	Fair Value Measurements at September 30, 2011 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$600	$600
Government Agency securities	44,922	44,922
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	71,908	71,908
FNMA	99,903	99,903
GNMA	80,160	80,160
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	5,075	5,075
Total securities available for sale	$302,568	$302,568

Derivatives	$2,187	$2,187

Liabilities:

Derivatives	$2,427	$2,427

	Carrying Amount at December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Other Observable Inputs (Level 2)
Assets:

Securities available for sale:
Obligations of states and political subdivisions	$1,906	$1,906
Government Agency securities	40,556	40,556
Mortgage-backed securities and collateralized mortgage obligations - residential:
FHLMC	110,748	110,748
FNMA	113,617	113,617
GNMA	89,472	89,472
Mortgage-backed securities and collateralized mortgage obligations - commercial:
GNMA	4,859	4,859
Total securities available for sale	$361,158	$361,158

Derivatives	$2,111	$2,111

Liabilities:

Derivatives	$2,198	$2,198

For the nine months ended September 30, 2011 and the year ended December 31, 2010, there were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized as follows (in thousands):

	September 30, 2011	Fair Value Measurements at September 30, 2011 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial - owner-occupied mortgage	$5,781	$5,781
Commercial and industrial - general purpose	11,208	11,208
Real estate - commercial mortgage	5,366	5,366
Real estate - commercial construction	6,063	6,063
Net impaired loans	$28,418	$28,418

	December 31, 2010	Fair Value Measurements at December 31, 2010 Using Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Commercial and industrial - general purpose	$18,321	$18,321
Real estate - commercial mortgage	1,437	1,437
Real estate - residential mortgage	720	720
Real estate - commercial construction	6,018	6,018
Real estate - residential construction	1,034	1,034
Net impaired loans	$27,530	$27,530

Impaired loans with specific allocations had a principal amount of $35 million and $41 million, with a valuation allowance of $6 million and $13 million at September 30, 2011 and December 31, 2010, respectively. The provision for losses on impaired loans was $1.9 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively. (See also Note 5 – Loans.)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$83,959	$83,959	$23,121	$23,121
Accrued interest receivable	4,971	4,971	5,776	5,776
Securities held to maturity	22,000	19,530	22,000	21,890
Securities available for sale	302,568	302,568	361,158	361,158
Federal Home Loan Bank and
other restricted stock	4,402	N/A	6,381	N/A
Loans - net of the
allowance for loan losses	1,138,954	1,155,052	1,098,292	1,109,500
Derivatives	2,187	2,187	2,111	2,111

Financial liabilities:
Deposits	$1,383,711	$1,333,808	$1,348,735	$1,257,572
Senior unsecured debt	29,000	29,219	29,000	29,386
Junior subordinated debentures	20,620	13,919	20,620	11,470
Accrued interest payable	384	384	650	650
Temporary borrowings	2,000	2,000	25,000	25,000
Payable - securities purchases	3,990	3,990	-	-
Derivatives	2,427	2,427	2,198	2,198

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

11.  INCOME TAXES
Income tax expense of $8.4 million and $4.7 million were recorded during the nine months ended September 30, 2011 and 2010, respectively. The Company’s overall effective tax rate was 39% for the nine months ended September 30, 2011 compared to 37% for the same period in the prior year.

The Company is no longer subject to examination by Federal taxing authorities for years before January 1, 2008. In addition, the Company is no longer subject to examination by New York State (“NYS”) and New York City (“NYC”) taxing authorities for years before January 1, 2007. The Company is currently under examination by NYS for the NYS franchise tax returns for the years ended December 31, 2007 through 2010.

On a quarterly basis, the Company performs an evaluation of its tax positions and has concluded that as of September 30, 2011 there were no significant uncertain tax positions requiring additional recognition in its consolidated financial statements and the Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2011, there were no material accruals for interest and/or penalties.

The Company has net operating loss carryforwards of approximately $7 million for Federal income tax and $28 million for NYS tax purposes which may be applied against future taxable income. Both the Federal and NYS unused net operating loss carryforwards are expected to expire between the years 2027 and 2029. It is anticipated that these carryforwards, both Federal and NYS, will be utilized prior to their expiration based on the Company’s future years’ projected earnings and therefore no valuation allowance has been recorded against the deferred tax assets. In addition, the Company has alternative minimum tax (“AMT”) credit carryover of $2 million which does not expire.

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

The Board of Directors of the Company has unanimously approved the Merger. The Merger is subject to the approval of the Company’s stockholders, approvals from applicable banking regulators and other customary conditions. The Office of the Comptroller of the Currency granted its approval of the Merger on July 7, 2011. On July 15, 2011, the Company received written confirmation that the transaction may proceed without the prior approval of the Federal Reserve Bank of New York. We expect the Merger to be effective in early January 2012.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “project,” “is confident that,” and similar expressions are intended to identify these forward looking-statements. These forward-looking statements involve risk and uncertainty and a variety of factors that could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in these forward-looking statements. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in: the failure of the Company and Valley to satisfy the closing conditions in the Merger Agreement, market interest rates, general economic conditions, legislative/regulatory changes including the Reform Act, monetary and fiscal policies of the U.S. Government, changes in FDIC assessments, the ability to raise additional capital (equity or debt) on favorable terms, the quality and composition of the loan or investment portfolios, demand for loan products, demand for financial services in the Company’s primary trade area, regional economic activity in New York, litigation, tax and other regulatory matters, accounting principles and guidelines, other economic, competitive, governmental, regulatory and technological factors affecting the Company’s operations, pricing and services and those risks detailed in the Company’s periodic reports filed with the SEC.

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

The Bank maintains its corporate headquarters in Jericho, New York and serves its customer base through sixteen branches in Nassau, Suffolk, Queens and Manhattan. The Bank offers a full range of banking services to our diverse customer base which includes commercial real estate owners and developers, small to middle market businesses, professional service firms, municipalities and consumers. Retail and commercial products include checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, individual retirement accounts, commercial loans, commercial real estate loans, small business lines of credit, cash management services and telephone and online banking. In addition, the Bank also provides access to annuity products and mutual funds. The Company’s loan portfolio is concentrated in commercial and industrial loans and commercial real estate loans. The Bank does not engage in subprime lending and does not offer payment option ARMs or negative amortization loan products.

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

The Board of Directors of the Company has unanimously approved the Merger.  The Merger is subject to the approval of the Company’s stockholders, approvals from applicable banking regulators and other customary conditions. The Office of the Comptroller of the Currency granted its approval of the Merger on July 7, 2011. On July 15, 2011, the Company received written confirmation that the transaction may proceed without the prior approval of the Federal Reserve Bank of New York. We expect the Merger to be effective in early January 2012.  In connection with the Merger, Valley has filed with the SEC a Registration Statement on Form S-4 that includes a proxy statement of the Company and a prospectus of Valley and an Amendment to the Registration Statement on Form S-4, as well as other relevant documents concerning the proposed transaction. The Registration Statement was declared effective on November 1, 2011.  A definitive proxy statement containing more detailed information regarding the Merger was mailed to stockholders of the Company on or about November 2, 2011 in connection with a special meeting of shareholders called to be held on December 5, 2011.

Financial performance of State Bancorp, Inc.
(dollars in thousands, except per share data)
As of or for the quarters and nine months ended September 30, 2011 and 2010

	Quarters ended September 30,				Nine months ended September 30,
			Over/				Over/
			(under)				(under)
	2011	2010	2010		2011	2010	2010
Revenue (1)	$18,062	$18,049	0.1%		$52,141	$55,470	(6.0)%
Operating expenses	$9,608	$10,556	(9.0%		$31,168	$32,733	(4.8)%
(Credit) provision for loan losses	$(3,500)	$2,500	N/M	(2)	$(500)	$10,200	N/M	(2)
Net income	$7,127	$3,210	122.0%		$13,044	$7,886	65.4%
Net income per common share - diluted (3)	$0.39	$0.17	129%		$0.68	$0.39	74%
Return on average total assets	1.75%	0.78%	97	bp	1.08%	0.65%	43	bp
Return on average common stockholders' equity	20.67%	9.09%	1,158	bp	12.45%	7.31%	514	bp
Tier I leverage ratio	10.80%	9.33%	147	bp	10.80%	9.33%	147	bp
Tier I risk-based capital ratio	13.45%	12.03%	142	bp	13.45%	12.03%	142	bp
Total risk-based capital ratio	14.71%	13.29%	142	bp	14.71%	13.29%	142	bp
Tangible common equity ratio (non-GAAP)	8.03%	7.11%	92	bp	8.03%	7.11%	92	bp

bp - denotes basis points; 100 bp equals 1%.

(1) Represents net interest income plus total non-interest income.
(2) N/M - denotes % variance not meaningful for statistical purposes.
(3) The amounts of $0.39 and $0.68 for the quarter and nine months ended September 30, 2011, respectively, were originally reported in error as $0.40 and $0.69, respectively, in the press release issued by the Company on October 19, 2011.

As of September 30, 2011, the Company, on a consolidated basis, had total assets of $1.6 billion, total deposits of $1.4 billion and stockholders’ equity of $167 million.

The Company recorded net income of $7.1 million, and $0.39 per diluted common share, for the third quarter of 2011, compared to net income of $3.2 million, and $0.17 per diluted common share, for the third quarter of 2010. The improvement in the 2011 third quarter results versus the comparable 2010 period primarily reflected a $3.5 million credit to the provision for loan losses, a $948 thousand decline in total operating expenses and a $308 thousand increase in net interest income. Core operating expenses declined by 10.4% to $9.5 million in the third quarter of 2011 resulting in an improvement of the Company’s operating efficiency ratio to 55.0% (non-GAAP financial measures). Core operating expenses exclude Merger-related expenses, primarily legal fees. The Company expects that non-interest expense will continue to increase due to Merger-related costs. Excluding the Merger-related expenses, third quarter net income was $7.2 million and earnings per diluted common share was $0.39 (non-GAAP financial measures).

Revenue of State Bancorp, Inc.
(dollars in thousands)
For the quarters and nine months ended September 30, 2011 and 2010

	Quarters ended September 30,			Nine months ended September 30,
			Over/			Over/
			(under)			(under)
	2011	2010	2010	2011	2010	2010
Net interest income	$16,337	$16,029	1.9%	$48,322	$48,902	(1.2)%
Service charges on deposit accounts	392	467	(16.1)%	1,250	1,372	(8.9)%
Net gains on sales of securities	933	733	27.3%	1,046	3,514	(70.2)%
Other operating income	400	820	(51.2)%	1,523	1,682	(9.5)%
Total revenue	$18,062	$18,049	0.1%	$52,141	$55,470	(6.0)%

The Company’s return on average total assets at 1.75% for the third quarter of 2011 compares favorably to 0.78% for the third quarter of 2010, while return on average common stockholders’ equity increased to 20.67% for the third quarter of 2011 from 9.09% for the third quarter of 2010. The Company’s net interest margin increased by seven basis points to 4.23% for the third quarter of 2011 from 4.16% for the third quarter of 2010. Generally, the Company’s net interest margin is impacted not only by the average balance and mix of the Company’s interest-earning assets and interest-bearing liabilities, but also by the level of market interest rates. These rates are significantly influenced by the actions of the Federal Open Market Committee of the Board of Governors of the Federal Reserve System (the “FOMC”) policy makers.

While some signs of modest economic recovery have emerged in recent quarters, the sustainability of any improvement remains uncertain as unemployment levels and the housing sector continue to exhibit weakness. The subdued pace of economic recovery and the risks inherent in lending in this environment remain causes for continued caution. Consequently, the management of credit quality and operating expenses remain areas of ongoing and diligent focus across the Company. Although quality commercial loan demand remains tepid, we are experiencing an improving flow of loan originations within our middle market commercial loan portfolio.

The primary focus of the Company’s loan portfolio is commercial and industrial loans and commercial real estate. We expect to achieve modest loan growth this year. We remain cautious, however, on credit conditions and the inherent risk in lending portfolios.

A $3.5 million credit to the provision for loan losses was recorded in the third quarter of 2011 versus a $2.5 million provision in the third quarter of 2010, reflecting an adjustment to the provision deemed necessary to maintain an adequate allowance for loan losses taking into account the current status of watch list loans and the payment in full of two impaired loans that had required an allowance allocation and were resolved for no loss. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.) The allowance for loan losses was $23 million at September 30, 2011 and $33 million at December 31, 2010.

The Company’s securities portfolio contains no subprime exposure, structured debt or exotic structures. At September 30, 2011, the fair value of the securities portfolio represented 101% of amortized cost.

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

For all loans regardless of portfolio segment, the Bank prepares a combined migration analysis which analyzes the historical loss experience. The migration analysis is prepared at least annually for the purpose of determining the assigned allocation factors which is an essential component of the allowance for loan losses level. Additional risk components including large relationship risk, commercial/residential contractor risk, rising interest rate risk, energy and oil dependent risk, real estate risk, and economic condition uncertainty are also considered. Based upon charge-off history, the Company generally makes adjustments, if necessary, to its allocation factors annually.

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

Material Changes in Financial Condition - Total assets of the Company were $1.6 billion at September 30, 2011. When compared to December 31, 2010, total assets increased by $28 million. This change primarily reflects increases in balances due from banks and net loans of $61 million and $41 million, respectively, partially offset by a decrease in investment securities of $59 million.

The decrease in the investment portfolio largely reflects sales and prepayments of mortgage-backed securities of U.S. Government-sponsored enterprises totaling $80 million and $63 million, respectively. These were partially offset by purchases of mortgage-backed securities totaling $83 million. Sales of investment securities were executed during periods of historically low interest rates, allowing the Company to exit high book value positions that management felt were due to prepay faster in the near term.  The net decrease in the investment portfolio is the main cause of the rise in balances due from banks.  The additional cash is expected to be redeployed into the Bank’s loan portfolio as new customers and products are developed through the balance of the year.

Net loans were $1.1 billion at September 30, 2011, an increase of $41 million as compared to December 31, 2010. An increase in commercial real estate loans of $52 million was partially offset by a decrease of $11 million in commercial and industrial loans at September 30, 2011 as compared to year end 2010.

At September 30, 2011, net deferred income taxes were $16 million, a decrease of $8 million from December 31, 2010, primarily due to the utilization of $5 million in net operating loss carryforwards and a $4 million reduction in the deferred tax impact of the allowance for loan losses. These were partially offset by a $400 thousand increase in the deferred tax impact of equity-based compensation and accrued expenses, coupled with a $400 thousand net increase in the AMT credit.

At September 30, 2011, total deposits were $1.4 billion, an increase of $35 million when compared to December 31, 2010, largely due to growth in core deposit balances. Core deposit balances increased $32 million as an increase of $38 million in demand deposits, primarily business demand deposit balances, was partially offset by a decrease of $6 million in savings deposits, largely municipal savings deposits. Core deposit balances represented approximately 73% of total deposits at September 30, 2011 compared to 72% at year end 2010. Short-term borrowed funds, consisting primarily of FHLB advances, totaled $2 million at September 30, 2011 and $25 million at December 31, 2010.

Capital Resources - Total stockholders’ equity amounted to $167 million at September 30, 2011, representing an increase of $13 million from December 31, 2010. The increase from year end 2010 largely reflects net income retained and the reissuance of common stock previously held in treasury to be used for contributions under the Company’s ESOP and 401(k) plans. Management continually evaluates the Company’s capital position in light of current and future growth objectives and regulatory guidelines.

The Company’s Dividend Reinvestment and Stock Purchase Plan (the “DRP”) allows existing shareholders to reinvest cash dividends in Company stock and/or to purchase additional shares through optional cash investments on a quarterly basis. The DRP allows for a periodic incremental increase in capital to the extent of our shareholders’ participation.

In November 2008, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective in December 2008. This shelf registration statement allows the Company to periodically offer and sell, from time to time, in one or more offerings, individually or in any combination, up to an aggregate of $100 million of the Company’s common stock, preferred stock, senior debt securities, subordinated debt securities, or warrants to purchase common stock or preferred stock. The shelf registration statement provides the Company with capital raising flexibility and enables the Company to promptly access the capital markets in order to pursue growth opportunities that may become available in the future or permit the Company to comply with any changes in the regulatory environment that call for increased capital requirements. The Company’s ability, and any decision to issue and sell securities pursuant to the shelf registration statement, is subject to market conditions and the Company’s capital needs at such time. As of September 30, 2011, the Company had not issued and sold any securities pursuant to the shelf registration statement.

The Company’s tangible common equity to tangible assets ratio was 8.03% at September 30, 2011 compared to 7.39% at December 31, 2010 and 7.11% at September 30, 2010. The ratio of tangible common equity to tangible assets, or TCE ratio, is calculated by dividing total common stockholders’ equity by total assets, after reducing both amounts by intangible assets. The TCE ratio is not required by GAAP or by applicable bank regulatory requirements, but is a metric used by management to evaluate the adequacy of our capital levels. Since there is no authoritative requirement to calculate the TCE ratio, our TCE ratio is not necessarily comparable to similar capital measures disclosed or used by other companies in the financial services industry. Tangible common equity and tangible assets are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP or as required by bank regulatory agencies. Set forth below are the reconciliations of tangible common equity to GAAP total common stockholders’ equity and tangible assets to GAAP total assets at September 30, 2011 (in thousands):

Total stockholders' equity	$167,375
Less: preferred stock	(36,427)
Less: warrant	(1,057)
Total common stockholders' equity	129,891
Less: intangible assets	-
Tangible common equity	$129,891

Total assets	$1,617,686
Less: intangible assets	-
Tangible assets	$1,617,686

At September 30, 2011, the Bank’s Tier I leverage ratio was 10.50% while its risk-based capital ratios were 13.08% for Tier I capital and 14.33% for total capital. These ratios exceed the minimum regulatory guidelines for a well-capitalized institution, or 5.00%, 6.00% and 10.00%, respectively. Table 2-1 summarizes the Company’s capital ratios as of September 30, 2011 and compares them to current minimum regulatory guidelines and December 31 and September 30, 2010 actual results.

TABLE 2-1	Tier I Leverage	Tier I Capital/Risk-Weighted Assets	Total Capital/Risk-Weighted Assets

Regulatory Minimum	3.00% - 4.00%	4.00%	8.00%

Ratios as of:
September 30, 2011	10.80%	13.45%	14.71%
December 31, 2010	9.53%	12.29%	13.55%
September 30, 2010	9.33%	12.03%	13.29%

The Company has participated in the Capital Purchase Program (“CPP”) through its December 2008 issuance of the TARP Preferred Stock and the TARP Warrant. As a participant in the U.S. Treasury CPP, the Company is subject to certain restrictions regarding dividend payments, stock repurchases and executive compensation. The U.S. Treasury’s consent is required for any increase in common dividends per share that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008, and any repurchases of common stock until the earlier of a redemption or December 5, 2011.  Furthermore, the ARRA and Interim Final Regulations issued on June 15, 2009 prohibit the payment or accrual of any bonus, retention award or incentive compensation to, in the Company’s case, the five (5) most highly-compensated employees. This prohibition does not apply to the granting of restricted stock, provided that (a) the stock is subject to a minimum 2-year service-based vesting requirement, (b) the stock, once vested, cannot be sold or otherwise transferred, with certain exceptions, until designated portions of  the financial assistance received under the CPP have been repaid and (c) the amount of restricted stock granted, in any year, does not have a value greater than one-third of the total annual compensation of the recipient. In addition, this prohibition does not apply to any bonus, retention award or incentive compensation required to be paid under a valid employment agreement entered into on or before February 11, 2009. The ARRA also prohibits the payment of any severance or payment to any named executive officer (“NEO”) or any of the next five (5) most highly-compensated employees for departure from the Company for any reason, or, with certain exceptions, due to a change in control, except for payments relating to services already performed or benefits previously accrued. In addition, under ARRA, any bonus payment made to the twenty (20) most highly compensated employees of the Company is subject to recovery by the Company if the bonus payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Further, as a participant in the CPP, the Company has agreed not to claim a federal deduction in excess of $500 thousand per person per year for the compensation it pays to its NEOs for any fiscal year in which it has financial assistance outstanding. For these purposes, financial assistance includes the TARP Preferred Stock but does not include common stock warrants. The U.S. Treasury has the ability to make unilateral, retroactive changes to the Securities Purchase Agreement which governs the sale of the TARP Preferred Stock to the U.S. Treasury.

Pursuant to the terms of the Merger Agreement, prior to the consummation of the Merger, Valley will fund the purchase, by either Valley or the Company, from the U.S. Treasury of each share of the TARP Preferred Stock issued and outstanding on that date.

Additionally, under the CPP the Company must receive consent from the U.S. Treasury in order to increase its dividend on common stock to an amount that is greater than the amount of the last quarterly cash dividend declared prior to October 14, 2008 which was the $0.10 per common share declared on July 29, 2008. The Company’s Board declared a cash dividend of $0.10 per share at its October 25, 2011 meeting. The cash dividend will be paid on December 16, 2011 to stockholders of record on November 11, 2011.  The Company received a waiver from Valley allowing the declaration and payment of such dividend notwithstanding certain provisions of the Merger Agreement limiting regular quarterly dividends to $0.05 per share and requiring the record and payment dates for the Company’s dividends to align with the dates that Valley uses for its regular quarterly dividends.

The Company participated in the Debt Guarantee Program of the TLGP in March 2009 allowing the Bank to issue $29 million in FDIC-guaranteed senior unsecured debt at a fixed interest rate of 2.625% per year and a maturity of March 30, 2012. The FDIC guarantee will be in effect through the March 2012 maturity date.

The Company has not repurchased any of its common shares thus far in 2011 under the existing stock repurchase plan. Under the Company’s current stock repurchase authorization, management may repurchase up to 512,348 additional shares if market conditions warrant. This action will occur only if management believes that the purchase will be at prices that are accretive to earnings per share and is the most efficient use of Company capital. The U.S. Treasury’s consent is also required for any repurchases of common stock until the earlier of a redemption of the TARP Preferred Stock or December 5, 2011.

The Company’s two unconsolidated trust subsidiaries currently have outstanding a total of $20 million in trust preferred securities which presently qualify as Tier I capital of the Company for regulatory capital purposes. The securities each bear an interest rate tied to three-month LIBOR and are each redeemable by the Company in whole or in part. The trust subsidiaries used the proceeds of the issuance of the securities to purchase junior subordinated debentures issued by the Company. The Company has the right to redeem the debentures related to Trust I, which bear a coupon rate of three-month LIBOR plus 345 basis points, on any interest payment date prior to the maturity date of November 7, 2032 at par. The Company has the right to redeem the debentures related to Trust II, which bear a coupon rate of three-month LIBOR plus 285 basis points, on any interest payment date prior to the maturity date of January 23, 2034 at par. However, under the CPP, the Company must get approval from the U.S. Treasury before it can redeem any capital securities. This requirement will remain in place as long as the TARP Preferred Stock is outstanding. The weighted average cost of all trust preferred securities outstanding was 3.48% and 3.54% for the nine months ended September 30, 2011 and 2010, respectively.

Under the New York Business Corporation Law, the Company can pay dividends only out of surplus or in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. The dividends may be declared and paid by the Company at any time except when the Company is then insolvent or would thereby be made insolvent.

The Company’s (parent only) primary funding sources are dividends from the Bank, the issuance of common stock and proceeds from the DRP. Dividend payments from the Bank are subject to regulatory limitations, generally based on capital levels and current and retained earnings, imposed by regulatory agencies with authority over the Bank. As of September 30, 2011, $8 million was available for payment of dividends to the Company from the Bank according to these limitations without seeking regulatory approval.

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

Liquidity - Liquidity management is defined as both the Company’s and the Bank’s ability to meet their financial obligations on a continuous basis without material loss or disruption of normal operations. These obligations include the withdrawal of deposits on demand or at their contractual maturity, the repayment of borrowings as they mature, funding new and existing loan commitments and the ability to take advantage of business opportunities as they arise. Asset liquidity is provided by short-term investments and the marketability of securities available for sale. The Company may also leave excess reserve balances at the Federal Reserve Bank (“FRB”) if the rate being paid is higher than would be available from other short-term investments. Liquid assets were $361 million at September 30, 2011 compared to $368 million at December 31, 2010. These liquid assets may include assets that have been pledged against municipal deposits or other short-term borrowings. Liquidity is also provided by the maintenance of a base of core deposits, maturing short-term assets including cash and due from banks, the ability to sell or pledge marketable assets and access to lines of credit.

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

The Company’s primary sources of funds are cash provided by deposits and borrowings, proceeds from maturities and sales of securities available for sale, and cash provided by operating activities. At September 30, 2011, total deposits were $1.4 billion, an increase of $35 million when compared to December 31, 2010. Of the total time deposits at September 30, 2011, $305 million are scheduled to mature within the next 12 months. At September 30, 2011, total borrowings were $52 million, a decrease of $23 million when compared to December 31, 2010. Of the total borrowings at September 30, 2011, $29 million are scheduled to mature within the next 12 months. Based on historical experience, the Company expects to be able to replace a substantial portion of those maturing deposits and borrowings. For the nine months ended September 30, 2011 and 2010, proceeds from sales and maturities of securities available for sale totaled $188 million and $211 million, respectively.

The Company’s primary uses of funds are for the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2011 and 2010, the Company had an increase in loans (net of unearned income, principal paydowns and other dispositions, and before allowance for loan losses) totaling $44 million and $22 million, respectively. The Company did not purchase any loans in 2011 or 2010. The Company purchased investment securities totaling $125 million and $235 million during the nine months ended September 30, 2011 and 2010, respectively.

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

The Asset/Liability Committee of the Board of Directors (the “ALCO”) is responsible for oversight of the liquidity position and the asset/liability structure. The Board has delegated authority to management to establish specific policies and operating procedures governing liquidity levels and develop plans to address future and current liquidity needs.  Management monitors the rates and cash flows from the loan and investment portfolios while also examining the maturity structure and volatility characteristics of liabilities to develop an optimum asset/liability mix. Available funding sources include retail, commercial and municipal deposits, purchased liabilities and stockholders’ equity. At September 30, 2011, access to approximately $235 million under the Bank’s FHLB line of credit was available for overnight or term borrowings with maturities of up to thirty years. The amount of the FHLB line of credit will fluctuate based upon the amount of pledged collateral in the form of real estate mortgage loans and investment securities. At September 30, 2011, approximately $73 million and $5 million in unsecured and secured lines of credit, respectively, extended by correspondent banks were also available to be utilized, if needed, for short-term funding purposes. At September 30, 2011, no advances were outstanding with the FHLB and no funds were drawn on correspondent bank lines of credit.

To supplement its short-term borrowed funds, the Company also utilized the Certificate of Deposit Account Registry Service (“CDARS”) for $41 million and $28 million in short-term certificates of deposit outstanding at September 30, 2011 and December 31, 2010, respectively. CDARS is a network of financial institutions that exchanges deposits with one another to maximize FDIC coverage of their depositors. CDARS deposits, even though they are sourced from Bank customers, are considered, for regulatory purposes, to be brokered deposits. These deposits were generally available at rates lower than the competitive market rates on local certificates of deposit, offered us greater flexibility and were more efficient to obtain. Notwithstanding the CDARS deposits, and pursuant to authorization limits, management may also access the traditional brokered deposit market for funding.  At both September 30, 2011 and December 31, 2010, $30 million in such brokered deposits were outstanding, $25 million of which is scheduled to mature within the next 12 months. The Bank, currently a well-capitalized depository institution, is allowed to solicit and accept, renew or roll over any brokered deposit without restriction. Should the Bank become adequately capitalized, it may accept, renew or roll over any brokered deposit only after it has applied for and been granted a waiver by the FDIC. Should the Bank become undercapitalized, it may not accept, renew, or roll over any brokered deposit. As the Company’s liquidity remains satisfactory due to its deposit base, borrowing capacity secured by liquid assets and other funding sources, management believes that existing funding sources will be adequate to meet future liquidity requirements, including all outstanding commitments and letters of credit.

Our ten largest depositor relationships accounted for approximately 26% of our deposits at September 30, 2011. Our largest depositor relationship accounted for approximately 9% of our deposits at September 30, 2011. In addition, approximately 5% of our deposits at September 30, 2011, which includes deposits gathered through CDARS, are considered for regulatory purposes to be brokered deposits. Brokered deposits are at a greater risk of being withdrawn and placed on deposit at another institution offering a higher interest rate, thus posing liquidity risk for institutions that gather brokered deposits in significant amounts. Federal banking law and regulation places restrictions on depository institutions regarding brokered deposits.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2011 and 2010, commitments to originate loans and commitments under unused lines of credit for which the Bank is obligated amounted to approximately $192 million in each period.

Letters of credit are conditional commitments guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financing and similar transactions. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2011 and 2010, letters of credit outstanding were approximately $16 million and $14 million, respectively. At September 30, 2011 and 2010, the uncollateralized portion was approximately $2 million in each period.

The use of derivative financial instruments, i.e. interest rate swaps, exposes the Company to credit risk. This credit exposure relates to possible losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this credit exposure, only counterparties of substantial credit standing are utilized and the exchange of collateral over a certain credit threshold is required. From time to time, the Bank may execute customer interest rate swap transactions together with offsetting interest rate swap transactions with institutional dealers. Each swap is mutually exclusive, and the swaps are marked to fair value with changes in fair value recognized as other income, with the fair value for each individual swap with the institutional dealer largely offsetting the corresponding swap with the Bank’s customer. Net credit valuation adjustments (“CVA”) are recorded in other operating income. The CVA represents the consideration of credit risk of the counterparties to a transaction and the effect of any credit enhancements related to the transaction. At September 30, 2011 and 2010, the total gross notional amount of swap transactions outstanding was $34 million and $36 million, respectively.

Material Changes in Results of Operations – Comparison of the Quarters Ended September 30, 2011 and 2010 - The Company recorded net income of $7.1 million for the third quarter of 2011, an improvement of $3.9 million from the third quarter of 2010. The 2011 third quarter results versus the comparable 2010 period primarily reflected a $3.5 million credit to the provision for loan losses, a $948 thousand decline in total operating expenses and a $308 thousand increase in net interest income.

As shown in Table 2-2 (A) following this discussion, net interest income increased 1.9% to $16.3 million as the Company’s net interest margin increased to 4.23% during the third quarter of 2011 from 4.16% a year ago. The increased net interest margin primarily resulted from a 22 basis point reduction in the Company’s cost of average total interest-bearing liabilities to 0.85% in 2011. The Company’s yield on average total interest-earning assets decreased 12 basis points to 4.81% in 2011.

The average yield on the Company’s loans decreased to 5.45% in the third quarter of 2011 from 5.56% in the third quarter of 2010. This reflected a $215 million increase in the average balance of commercial and industrial loans which generally tend to be lower yielding than commercial real estate loans, the average balance of which declined $157 million. The average balance of the Company’s loan portfolio increased $57 million for the third quarter of 2011 as compared to the same period in 2010.

The average yield on the Company’s securities declined to 3.19% in the third quarter of 2011 from 3.45% in the third quarter of 2010. This is largely a result of principal paydowns and sales of mortgage-backed securities of U.S. Government-sponsored enterprises. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment in 2011. The average balance of the Company’s securities portfolio decreased $74 million for the third quarter of 2011 as compared to the same period in 2010. This was primarily due to sales and prepayments of mortgage-backed securities.

The reduction in the cost of average total interest-bearing liabilities in 2011 resulted largely from the Company’s ongoing management of deposit rates, reflecting the continuing low market interest rate environment. The average cost of time and savings deposits declined 24 basis points and 18 basis points, respectively, in the third quarter of 2011 compared to the third quarter of 2010. The Company also experienced a $49 million decrease in the average balance of time deposits for the third quarter of 2011 compared to the third quarter of 2010. At both September 30, 2011 and 2010, the Company had $30 million in traditional brokered deposits, which does not include CDARS deposits, with a weighted-average cost of 2.81%.

A $3.5 million credit to the provision for loan losses was recorded in the third quarter of 2011, representing a reduction of $6.0 million versus the comparable 2010 period. This reduction primarily resulted from a lower level of watch list loans and the third quarter 2011 payment in full of two impaired loans that had required an allowance allocation and were resolved for no loss. These two impaired loans, a $10 million TDR and a $4 million non-accrual loan, had estimated allocation allowances of $4.7 million and $1.0 million, respectively. We have determined that the level of $23 million in total allowance for loan losses is adequate at September 30, 2011. The adequacy of the provision and the resulting allowance for loan losses, which decreased by $10 million from December 31, 2010 to $23 million at September 30, 2011, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. Both total non-accrual loans and total watch list loans have declined since December 31, 2010. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income declined by $295 thousand in the third quarter of 2011 versus the comparable 2010 period principally due to lower net gains on sales of loans held for sale and increased interest rate swap CVA reductions to other income. Net gains on sales of securities were $933 thousand in the third quarter of 2011 compared to $733 thousand for the same period last year.

Operating expenses of State Bancorp, Inc.
(dollars in thousands)
For the quarters and nine months ended September 30, 2011 and 2010

	Quarters ended September 30,			Nine months ended September 30,
			Over/			Over/
			(under)			(under)
	2011	2010	2010	2011	2010	2010
Salaries and other employee benefits	$5,997	$5,959	0.6%	$18,104	$18,553	(2.4)%
Occupancy	1,202	1,349	(10.9)%	3,971	4,159	(4.5)%
Equipment	279	302	(7.6)%	933	875	6.6%
Marketing and advertising	150	377	(60.2)%	663	1,283	(48.3)%
FDIC and NYS assessment	354	697	(49.2)%	1,507	2,053	(26.6)%
Data processing	234	280	(16.4)%	754	800	(5.8)%
Other operating expenses	1,238	1,592	(22.2)%	3,725	5,010	(25.6)%
Core operating expenses (1)	9,454	10,556	(10.4)%	29,657	32,733	(9.4)%

Merger-related expenses	154	-	N/M (2)	1,511	-	N/M (2)
Total operating expenses	$9,608	$10,556	(9.0)%	$31,168	$32,733	(4.8)%

(1) Core operating expenses are a non-GAAP presentation.
(2) N/M - denotes % variance not meaningful for statistical purposes.

Total operating expenses for the third quarter of 2011 decreased by $948 thousand compared to the third quarter of 2010. Third quarter 2011 core operating expenses (a non-GAAP measure that excludes Merger-related expenses) decreased by $1.1 million or 10.4% to $9.5 million compared to the third quarter of 2010. This decrease was due to cost reductions achieved in several expense categories, most notably occupancy, marketing and advertising, and FDIC and NYS assessment. Occupancy expenses declined $147 thousand in the third quarter of 2011 versus 2010 primarily as the result of a branch closing in August of 2011. Marketing and advertising expenses declined by $227 thousand in 2011 due to a reduction in media spending. In addition, we experienced a year-over-year reduction in FDIC and NYS assessment expenses of $343 thousand.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) was 55.9% in the third quarter of 2011 compared to 60.7% in the third quarter of 2010. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.35% for the third quarter of 2011 versus 2.57% for the third quarter of 2010. Excluding Merger-related expenses, the Company’s third quarter 2011 operating efficiency ratio was 55.0% and its total operating expenses to average total assets ratio was 2.32% (non-GAAP financial measures).

Core operating expenses are calculated by subtracting Merger-related expenses from total operating expenses.  The core operating efficiency ratio is calculated by dividing core operating expenses by the sum of fully taxable equivalent ("FTE") net interest income and non-interest income, excluding net securities gains and losses. The total core operating expenses to average total assets ratio is calculated by dividing core operating expenses by average total assets. The core operating efficiency and total core operating expenses to average total assets ratios are not required by GAAP or by applicable bank regulatory requirements, but are used by management to evaluate the level of operating expenses. Since there is no authoritative requirement to calculate these ratios, our ratios are not necessarily comparable to similar efficiency measures disclosed or used by other companies in the financial services industry. Core operating expenses, the core operating efficiency ratio and the total core operating expenses to average total assets ratio are non-GAAP financial measures and should be considered in addition to, not as a substitute for or superior to, financial measures determined in accordance with GAAP. With respect to the calculation of core operating expenses and the actual unaudited core operating efficiency and total core operating expenses to average total assets ratios as of September 30, 2011, the reconciliation of core operating expenses to GAAP total operating expenses and the calculation of the core operating efficiency and total core operating expenses to average total assets ratios are set forth below:

Core Operating Expenses	Quarter to Date	Year to Date
	9/30/2011	9/30/2011
Total operating expenses	$9,608	$31,168
Less: merger-related expenses	(154)	(1,511)
Core operating expenses	$9,454	$29,657

Core Operating Efficiency Ratio	Quarter to Date	Year to Date
	9/30/2011	9/30/2011
Core operating expenses	$9,454	$29,657
FTE net interest income	16,350	48,364

FTE non-interest income	1,777	3,956
Less: net gains on sales of securities	(933)	(1,046)
FTE non-interest income excluding net securities gains	844	2,910
Total FTE revenue	17,194	51,274
	54.98%	57.84%

Total Core Operating Expenses to Average Total Assets Ratio	Quarter to Date 9/30/2011	Year to Date 9/30/2011
Core operating expenses	$9,454	$29,657
Core operating expenses annualized	37,508	39,651
Average total assets	1,619,595	1,615,554

	2.32%	2.45%

The Company’s income tax expense was $4.8 million in the third quarter of 2011 as compared to $1.8 million in the third quarter of 2010. The Company’s overall effective tax rate was 40% for the third quarter of 2011 compared to 36% for the same period in the prior year. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Material Changes in Results of Operations – Comparison of the Nine Months Ended September 30, 2011 and 2010 – For the nine months ended September 30, 2011 the Company recorded net income of $13.0 million compared to $7.9 million in the corresponding 2010 period. The factors contributing to the increase in net income were a $10.7 million reduction in the provision for loan losses and a $1.6 million decline in total operating expenses in 2011, partially offset by reductions in net interest income and non-interest income of $580 thousand and $2.7 million, respectively.

As shown in Table 2-2 (B) following this discussion, net interest income declined 1.2% to $48.3 million as the Company’s net interest margin decreased to 4.24% during the first nine months of 2011 from 4.27% a year ago. The decreased net interest margin primarily resulted from a $6 million reduction in average total interest-earning assets coupled with a 22 basis point reduction in the total interest-earning assets yield, largely reflecting the 60 basis point reduction in the average yield on the securities portfolio. This was partially offset by a 24 basis point reduction in the average cost of total interest-bearing liabilities to 0.86% during the first nine months of 2011 compared to the same period in 2010.

The average yield on the Company’s loans decreased to 5.44% in the first nine months of 2011 from 5.59% in the first nine months of 2010. This reflected a $206 million increase in the average balance of commercial and industrial loans which generally tend to be lower yielding than commercial real estate loans, the average balance of which declined $165 million. The average balance of the Company’s loan portfolio increased $42 million for the nine months ended September 30, 2011 as compared to the same period in 2010.

The average yield on the Company’s securities declined to 3.27% in the first nine months of 2011 from 3.87% in the first nine months of 2010. This is largely a result of principal paydowns and sales of mortgage-backed securities of U.S. Government-sponsored enterprises. These securities had higher yields than those of the securities subsequently purchased. The lower yields reflect the lower rate environment in 2011. The average balance of the Company’s securities portfolio decreased $59 million for the nine months ended September 30, 2011 as compared to the same period in 2010. This was primarily due to sales and prepayments of mortgage-backed securities.

The reduction in the cost of average total interest-bearing liabilities in 2011 resulted largely from the Company’s ongoing management of deposit rates, reflecting the continuing low market interest rate environment. The average cost of time and savings deposits declined by 20 basis points and 25 basis points, respectively, in the first nine months of 2011 compared to the same period in 2010. The Company also experienced a $43 million decrease in the average balance of time deposits for the first nine months of 2011 compared to the first nine months of 2010.

A $500 thousand credit to the provision for loan losses was recorded in the first nine months of 2011, representing a reduction of $10.7 million versus the comparable 2010 period. This reduction primarily resulted from a lower level of watch list loans and the payment in full of two impaired loans that had required an allowance allocation and were resolved for no loss. We have determined that the level of $23 million in total allowance for loan losses is adequate at September 30, 2011. The adequacy of the provision and the resulting allowance for loan losses, which decreased by $10 million from December 31, 2010 to $23 million at September 30, 2011, is determined by management’s continuing review of the loan portfolio, including identification and review of individual problem situations that may affect a borrower’s ability to repay, delinquency and non-performing loan data including the current status of watch list loans, collateral values and changes in the size and mix of the loan portfolio. Although there were a number of loan payments and risk rating upgrades and downgrades during the first nine months of 2011, both total non-accrual loans and total watch list loans declined since December 31, 2010. During the third quarter of 2011, the Company was paid in full on a $10 million TDR and a $4 million non-accrual loan. We completed the strategic sale and settlement of three commercial loans totaling $8 million in March of 2011. (See also Critical Accounting Policies, Judgments and Estimates, and Asset Quality contained herein.)

Total non-interest income declined $2.7 million in the first nine months of 2011 versus the comparable 2010 period principally due to lower net gains on sales of securities. Net gains on sales of securities were $1.0 million in the first nine months of 2011 compared to $3.5 million for the same period last year.

Total operating expenses for the nine months ended September 30, 2011 decreased by $1.6 million or 4.8% to $31.2 million compared to the first nine months of 2010. This decrease was due to cost reductions achieved in several expense categories, in particular salaries and other employee benefits, marketing and advertising and FDIC and NYS assessment. Salaries and other employee benefits declined by $449 thousand in the first nine months of 2011 versus 2010 primarily as the result of a reduction in staff count in 2011 and a decline in the Company’s defined contribution plan expense. Marketing and advertising expenses declined by $620 thousand in 2011 due to a reduction in media spending. In addition, we experienced a year-over-year reduction in FDIC and NYS assessment expenses of $546 thousand. Total operating expenses, excluding $1.5 million in Merger-related expenses, decreased by $3.1 million or 9.4% to $29.7 million in the first nine months of 2011 from the comparable 2010 period.

The Company’s operating efficiency ratio (total operating expenses divided by the sum of fully taxable equivalent net interest income and non-interest income, excluding net securities gains and losses) was 60.8% for the nine months ended September 30, 2011 compared to 62.7% for the same period in 2010. The Company’s other measure of expense control, the ratio of total operating expenses to average total assets, was 2.58% for the nine months ended September 30, 2011 versus 2.68% for the comparable 2010 period. Excluding Merger-related expenses, the Company’s operating efficiency ratio for the nine months ended September 30, 2011 was 57.8% and its total operating expenses to average total assets ratio was 2.45% (non-GAAP financial measures).

Income tax expense of $8.4 million and $4.7 million were recorded during the nine months ended September 30, 2011 and 2010, respectively. The Company’s overall effective tax rate was 39% for the nine months ended September 30, 2011 compared to 37% for the same period in the prior year. The Company has performed an evaluation of its tax positions and concluded that there were no significant uncertain tax positions that required recognition in its financial statements.

Asset Quality – There is no subprime exposure in the Company’s securities portfolio. All of the mortgage-backed securities and collateralized mortgage obligations held in the Company’s portfolio are issued by U.S. Government agency and sponsored enterprises.

Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In estimating OTTI, management considers: 1) the length of time and extent that fair value has been less than cost, 2) the financial condition and near term prospects of the issuer, 3) whether the market decline was affected by macroeconomic conditions and 4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. In analyzing an issuer’s financial condition, the Company’s management considers whether the securities are issued by the U.S. Government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and the issuer’s financial statements and related disclosures. Although the Company’s securities held to maturity at September 30, 2011 had gross unrealized losses, upon review of the considerations mentioned here no OTTI was warranted. (See also Note 4 to the Unaudited Condensed Consolidated Financial Statements – Investment Securities.)

Non-accrual loans totaled $12 million at September 30, 2011, $15 million at December 31, 2010 and $9 million at September 30, 2010. The $3 million net increase in non-accrual loans at September 30, 2011 compared to September 30, 2010 resulted primarily from additions to non-accrual status, partially offset by several strategic commercial loan sales, settlements, payments and charge-offs. The net decrease in non-accrual loans at September 30, 2011 compared to December 31, 2010 was primarily due to the aforementioned strategic commercial loan sales, settlements, payments and charge-offs during 2011, offset in part by various additions to non-accrual status. At September 30, 2011, December 31, 2010 and September 30, 2010, the Company held no other real estate owned (“OREO”). Loans 90 days or more past due and still accruing interest at September 30, 2011, December 31, 2010 and September 30, 2010 totaled $1 thousand at each reported date.

At September 30, 2011 and December 31, 2010, net impaired loans totaled $30 million and $28 million, respectively. Net impaired loans at September 30, 2011 included six loans considered to be TDRs, primarily one classified, partially secured commercial and industrial loan with a principal balance of $10 million and a classified $7 million secured land loan. These two borrowers requested and were granted interest rate or other concessions. These two credits have been on the Company’s watch list for several years, are fully advanced and performing at September 30, 2011 in accordance with their revised terms. During the third quarter of 2011, the Company was paid in full on a $10 million TDR that was included in net impaired loans at December 31, 2010. The Company had TDRs amounting to $7 million at September 30, 2010. The allowance for loan losses specifically allocated to TDRs and other impaired loans was $6 million, $13 million and $1 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Loans to borrowers which the Bank has identified as requiring special attention (such as a result of changes affecting the borrower’s industry, management, financial condition or other concerns) are included in the Company’s watch list as well as loans which are criticized or classified by bank regulators or loan review examiners. The majority of such watch list loans were originated as residential construction, commercial real estate or commercial and industrial loans. In some cases, additional collateral in the form of commercial real estate was taken based on current valuations. Thus, there exists a broad base of collateral with a mix of various types of corporate assets including inventory, receivables and equipment, and commercial real estate, with no particular concentration in any one type of collateral.

Management continues to be vigilant in the timely identification of potential problem loans and the assigning of them to our watch list. At September 30, 2011, the Bank had 95 relationships on its watch list totaling $121 million as compared to 110 relationships and $166 million at December 31, 2010. Included in these watch list totals at September 30, 2011 are 29 relationships with a total amount outstanding per relationship of at least $1 million and an aggregate amount outstanding of $108 million. At December 31, 2010, there were 35 such relationships totaling $147 million outstanding in aggregate. For the reported periods, those relationships with a total amount outstanding per relationship of at least $1 million primarily involve commercial real estate loans.

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

Watch List Summary by Category

	September 30, 2011	December 31, 2010

Loans requiring special attention but neither criticized nor classified	$28 million	$42 million

Criticized loans (special mention)	$42 million	$55 million

Classified loans (substandard, doubtful and loss)	$51 million	$69 million

Total	$121 million	$166 million

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

The allowance for loan losses amounted to $23 million or 2.0% of loans at September 30, 2011, $33 million or 2.9% of loans at December 31, 2010, and $32 million or 2.9% of loans at September 30, 2010. The allowance for loan losses as a percentage of total non-accrual loans was 202% at September 30, 2011, 223% at December 31, 2010 and 357% one year ago. A $3.5 million credit to the provision for loan losses was recorded in the third quarter of 2011, reflecting the continued decline in each category that makes up our watch list as set forth in the Watch List Summary by Category table contained herein and primarily impacting the commercial and industrial segment of the loan portfolio. During the third quarter of 2011 payment in full was received on a $10 million commercial and industrial TDR that had an estimated allowance allocation of $4.7 million and was resolved for no loss. Partially offsetting this resolution was the addition of two impaired commercial and industrial loans totaling $8 million with a required allocation allowance of $1.8 million. Impacting the real estate – commercial segment of the loan portfolio was the third quarter 2011 payment in full of a $4 million non-accrual loan that had an estimated allocation allowance of $1.0 million and was resolved for no loss. Management has determined that the current level of the allowance for loan losses is adequate in relation to the probable inherent losses present in the portfolio. Management considers many factors in this analysis, among them credit risk grades assigned to commercial and industrial and commercial real estate loans, delinquency trends, concentrations within segments of the loan portfolio, recent charge-off experience, local and national economic conditions, current real estate market conditions in geographic areas where the Company’s loans are located, changes in the trend of non-performing loans, changes in interest rates and loan portfolio growth. Changes in one or a combination of these factors may adversely affect the Company’s loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. Due to these uncertainties, management expects to record loan charge-offs in future periods. (See also Critical Accounting Policies, Judgments and Estimates contained herein.)

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

TABLE 2 - 2 (A)
NET INTEREST INCOME ANALYSIS
For the Three Months Ended September 30, 2011 and 2010 (unaudited)
(dollars in thousands)

	2011			2010
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$333,009	$2,676	3.19%	$407,254	$3,542	3.45%
Federal Home Loan Bank and other restricted stock	4,587	23	1.99	5,764	25	1.72
Interest-bearing deposits	38,504	18	0.19	15,848	7	0.18
Loans (3)	1,157,684	15,896	5.45	1,100,592	15,436	5.56
Total interest-earning assets	1,533,784	$18,613	4.81%	1,529,458	$19,010	4.93%
Non-interest-earning assets	85,811			97,725
Total Assets	$1,619,595			$1,627,183

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$635,868	$621	0.39%	$617,206	$894	0.57%
Time deposits	370,939	1,172	1.25	420,366	1,577	1.49
Total savings and time deposits	1,006,807	1,793	0.71	1,037,572	2,471	0.94
Other temporary borrowings	2,185	10	1.82	9,467	21	0.88
Senior unsecured debt	29,000	280	3.83	29,000	280	3.83
Junior subordinated debentures	20,620	180	3.46	20,620	188	3.62
Total interest-bearing liabilities	1,058,612	2,263	0.85	1,096,659	2,960	1.07
Demand deposits	383,541			354,250
Other liabilities	13,193			21,562
Total Liabilities	1,455,346			1,472,471
Stockholders' Equity	164,249			154,712
Total Liabilities and Stockholders' Equity	$1,619,595			$1,627,183
Net interest rate spread			3.96%			3.86%
Net interest income/margin		16,350	4.23%		16,050	4.16%
Less tax-equivalent basis adjustment		(13)			(21)
Net interest income		$16,337			$16,029

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments of $4 and $11 in 2011 and 2010, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments of $9 and $10 in 2011 and 2010, respectively.

TABLE 2 - 2 (B)
NET INTEREST INCOME ANALYSIS
For the Nine Months Ended September 30, 2011 and 2010 (unaudited)
(dollars in thousands)

	2011			2010
	Average		Average	Average		Average
	Balance (1)	Interest	Yield/Cost	Balance (1)	Interest	Yield/Cost
Assets:
Interest-earning assets:
Securities (2)	$347,817	$8,496	3.27%	$406,470	$11,763	3.87%
Federal Home Loan Bank and other restricted stock	5,179	81	2.09	5,799	88	2.03
Securities purchases under agreements to resell	37	-	-	1,183	2	0.23
Interest-bearing deposits	26,117	36	0.18	13,985	18	0.17
Loans (3)	1,146,672	46,633	5.44	1,104,728	46,152	5.59
Total interest-earning assets	1,525,822	$55,246	4.84%	1,532,165	$58,023	5.06%
Non-interest-earning assets	89,732			101,778
Total Assets	$1,615,554			$1,633,943

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Savings deposits	$632,225	$1,748	0.37%	$606,191	$2,815	0.62%
Time deposits	386,164	3,714	1.29	429,115	4,786	1.49
Total savings and time deposits	1,018,389	5,462	0.72	1,035,306	7,601	0.98
Federal funds purchased	26	-	-	59	-	-
Other temporary borrowings	4,066	42	1.38	11,227	69	0.82
Senior unsecured debt	29,000	841	3.88	29,000	841	3.88
Junior subordinated debentures	20,620	537	3.48	20,620	546	3.54
Total interest-bearing liabilities	1,072,101	6,882	0.86	1,096,212	9,057	1.10
Demand deposits	370,339			366,576
Other liabilities	12,397			18,223
Total Liabilities	1,454,837			1,481,011
Stockholders' Equity	160,717			152,932
Total Liabilities and Stockholders' Equity	$1,615,554			$1,633,943
Net interest rate spread			3.98%			3.96%
Net interest income/margin		48,364	4.24%		48,966	4.27%
Less tax-equivalent basis adjustment		(42)			(64)
Net interest income		$48,322			$48,902

(1) Weighted daily average balance for period noted.
(2) Interest on securities includes the effects of tax-equivalent basis adjustments of $15 and $34 in 2011 and 2010, respectively.
(3) Interest on loans includes the effects of tax-equivalent basis adjustments of $27 and $30 in 2011 and 2010, respectively.

TABLE 2 - 3

ANALYSIS OF NON-PERFORMING ASSETS
AND THE ALLOWANCE FOR LOAN LOSSES
September 30, 2011 versus December 31, 2010 and September 30, 2010
(dollars in thousands)

NON-PERFORMING ASSETS BY TYPE:
	At
	9/30/2011	12/31/2010	9/30/2010
Non-accrual Loans	$11,640	$14,856	$9,107
Loans 90 Days or More Past Due and Still Accruing	1	1	1
Total Non-performing Loans	11,641	14,857	9,108
Other Real Estate Owned ("OREO")	-	-	-
Total Non-performing Assets	$11,641	$14,857	$9,108

Gross Loans Outstanding	$1,162,421	$1,131,370	$1,113,563
Total Loans Held for Sale	$-	$-	$-

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES:
	Quarter Ended
	9/30/2011	12/31/2010	9/30/2010
Beginning Balance	$27,731	$32,488	$31,259
(Credit) provision	(3,500)	2,700	2,500
Charge-offs	(1,151)	(2,151)	(1,261)
Recoveries	387	41	(10)
Ending Balance	$23,467	$33,078	$32,488

KEY RATIOS:
	At
	9/30/2011	12/31/2010	9/30/2010
Allowance as a % of Total Loans	2.0%	2.9%	2.9%

Non-accrual Loans as a % of Total Loans	1.0%	1.3%	0.8%

Non-performing Assets as a % of Total Loans and OREO	1.0%	1.3%	0.8%

Allowance for Loan Losses as a % of Non-accrual Loans	202%	223%	357%

Allowance for Loan Losses as a % of Non-accrual Loans and Loans 90 days or More Past Due and Still Accruing	202%	223%	357%

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

As of September 30, 2011, the Company’s balance sheet was considered slightly asset sensitive as a hypothetical decrease in interest rates would have minimal negative impact on the percentage change in the Company’s net interest income; whereas, a hypothetical increase in interest rates would have a moderately positive  impact on the Company’s net interest income.

% Change in Net Interest Income
12 Month Interest Rate Changes
Basis Points

	September 30, 2011
Time Horizon	Down 100	Base Flat	Up 100	Up 200	Up 300
Year One	(0.4)%	0.0%	1.0%	1.6%	2.0%
Year Two	(3.8)%	(2.7)%	(0.1)%	2.1%	4.0%

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

As of September 30, 2011, the variability in the Company’s MVPE after an immediate hypothetical shock in interest rates of + 300 to -100 basis points was low.  The small changes in the percentage change in MVPE and the MVPE ratio was attributable to the low interest rate environment, and its hypothetical impact on the market value of the Company’s investment assets and lower cost core deposits.

MVPE Variability
Immediate Interest Rate Shocks
Basis Points

September 30, 2011
	Down 100	Base Flat	Up 100	Up 200	Up 300
% Change in MVPE (1)	(2.0)%	0.0%	(0.2)%	(1.4)%	(2.9)%
MVPE Ratio	13.9%	14.6%	14.9%	14.9%	14.8%

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

There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 24, 2011, the parties entered into an agreement in principle to settle the action.  The agreement is set forth in a Memorandum of Understanding (“MOU”).  The defendants believe that no further disclosure other than what was set forth in the previous filing of the amended proxy statement-prospectus is required under applicable laws, but to avoid the costs, distraction and disruption of further litigation, the defendants have agreed, as part of the MOU and without admitting to the validity of any allegations made in the action, to make certain additional disclosures requested by the plaintiffs in the proxy statement-prospectus.  The proposed settlement is subject to, among other things, court approval, plaintiffs conducting confirmatory discovery to confirm the fairness and adequacy of the terms of the settlement and the disclosures relating to the proposed Merger and the closing of the proposed Merger.  On October 26, 2011, the Honorable Timothy S. Driscoll signed a Preliminary Approval Order with regard to the lawsuit and the MOU, among other things scheduling a hearing on the approval of the settlement by the court on November 29, 2011 at 9:30 a.m. in the Supreme Court of the State of New York in Mineola, New York.

The Company, the individual defendants and Valley deny any wrongdoing in connection with the proposed Merger.

The Company and the Bank are subject to legal proceedings and claims that arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability, if any, with respect to such matters will not materially affect future operations and will not have a material impact on the Company’s financial statements.

ITEM 1A. – RISK FACTORS

There are no material changes from the risks disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, except as discussed below.

A lawsuit has been filed against State Bancorp, State Bancorp’s Directors and Valley challenging the Merger, and an adverse judgment in such lawsuit may prevent the Merger from being completed or from being completed within the expected timeframe.

State Bancorp, State Bancorp’s directors and Valley are named as defendants in a purported class action lawsuit brought by a State Bancorp stockholder challenging the proposed Merger and seeking, among other things, to enjoin completion of the Merger on the agreed-upon terms.   On October 24, 2011, the parties entered into an agreement in principle, set forth in an MOU, to settle the action.  The proposed settlement is subject to, among other things, court approval, plaintiffs conducting confirmatory discovery to confirm the fairness and adequacy of the terms of the settlement and the disclosures relating to the proposed Merger and the closing of the proposed Merger.  On October 26, 2011, the Honorable Timothy S. Driscoll signed a Preliminary Approval Order with regard to the lawsuit and the MOU, among other things scheduling a hearing on the approval of the settlement by the court on November 29, 2011 at 9:30 a.m. in the Supreme Court of the State of New York in Mineola, New York.

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

99	Notice of Pendency of Class Action, Proposed Settlement, Fairness Hearing and Right to Appear
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STATE BANCORP, INC.

11/3/11	/s/ Thomas M. O'Brien
Date	Thomas M. O'Brien,
President and Chief Executive Officer

11/3/11	/s/ Brian K. Finneran
Date	Brian K. Finneran,
Chief Financial Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section)

99	Notice of Pendency of Class Action, Proposed Settlement, Fairness Hearing and Right to Appear
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document